Form 10-Q
period 2015-01-23
Medtronic plc
filed 2015-02-27
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 23, 2015
Commission File Number 001-36820

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive offices) (Zip Code)
+353 1 438-1700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
* Effective on January 26, 2015, Medtronic plc became the successor registrant to Medtronic, Inc. and Covidien public limited company. Medtronic plc will be a ‘large accelerated filer’ in future periodic reports filed pursuant to Section 13 of the Securities Exchange Act of 1934.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of February 24, 2015, 1,425,066,824 ordinary shares, par value $.0001, 40,000 Euro deferred shares, par value €1.00, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

INTRODUCTORY NOTE
As previously disclosed, on January 26, 2015, pursuant to the transaction agreement, dated as of June 15, 2014 (the “Transaction Agreement”), by and among Medtronic, Inc., a Minnesota corporation (“Medtronic”), Covidien public limited company, an Irish public limited company (“Covidien”), Medtronic plc (formerly known as Medtronic Limited, Medtronic Holdings Limited and Kalani I Limited) (“the Company,” “we,” “us,” “our” or “New Medtronic”), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (“IrSub”), Aviation Acquisition Co., Inc., a Minnesota corporation (“U.S. AcquisitionCo”), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (“MergerSub”), (i) New Medtronic and IrSub acquired Covidien (the “Acquisition”) pursuant to the Irish Scheme of Arrangement under Section 201 (the “Arrangement”), and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 and (ii) MergerSub merged with and into Medtronic, with Medtronic as the surviving corporation in the merger (the “Merger” and, together with the Acquisition, the “Transactions”). Following the consummation of the Transactions on January 26, 2015, Medtronic and Covidien became subsidiaries of New Medtronic. In connection with the consummation of the Transactions, New Medtronic re-registered as a public limited company organized under the laws of Ireland.
This Quarterly Report on Form 10-Q relates to New Medtronic’s quarter ended January 23, 2015, which was prior to the consummation of the Transactions. For information on Medtronic’s results of operations for its quarter ended January 23, 2015, please refer to Medtronic’s Quarterly Report on Form 10-Q filed on February 27, 2015. For information on Covidien’s results of operations for its quarter ended December 26, 2014, please refer to Covidien’s Quarterly Report on Form 10-Q filed on January 23, 2015. The first periodic report that will include results of operations for Medtronic and Covidien as subsidiaries of New Medtronic will be New Medtronic’s Annual Report on Form 10-K for its fiscal year ending April 24, 2015.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in U.S. dollars)

	Three months ended	June 12, 2014 (date of incorporation) to
	January 23, 2015	January 23, 2015
	(in thousands, except shares outstanding)
Net sales	$—	$—

Costs and expenses:
Selling, general, and administrative expense	37,075	37,075
Total costs and expenses	37,075	37,075

Loss before income taxes	(37,075)	(37,075)

Net loss	$(37,075)	$(37,075)

Basic and diluted ordinary earnings per share	$(5,296)	$(5,296)
Basic and diluted weighted average ordinary shares outstanding	7	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in U.S. dollars)

	Three months ended	June 12, 2014 (date of incorporation) to
	January 23, 2015	January 23, 2015
	(in thousands)
Net loss	$(37,075)	$(37,075)
Other comprehensive (loss) income	—	—
Comprehensive loss	$(37,075)	$(37,075)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in U.S. dollars)

January 23, 2015
(in thousands, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$46

Total current assets	46

Total assets	$46

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,000

Total current liabilities	37,000

Total liabilities	37,000

Commitments and contingencies (Note 6)

Shareholders’ equity:
A preferred shares— par value $1.00	2
Euro deferred shares— par value €1.00	46
Euro ordinary shares— par value €1.00	—
Additional paid-in capital	73
Retained earnings	(37,075)

Total shareholders’ equity	(36,954)

Total liabilities and shareholders’ equity	$46
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited, in U.S. dollars)

June 12, 2014 (date of incorporation) to
January 23, 2015
(in thousands)
Operating Activities:
Net loss	$(37,075)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	75

Change in operating liabilities:
Accounts payable	37,000

Net cash provided by operating activities	—

Financing Activities:
Issuance of shares	46

Net cash provided by financing activities	46

Net change in cash and cash equivalents	46

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$46
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
New Medtronic was incorporated on June 12, 2014 as a private limited company incorporated in Ireland, and was re-registered effective January 26, 2015 as a public limited company. It was established for the purpose of facilitating the business combination between Medtronic and Covidien and is the successor registrant to Medtronic, Inc.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.” and such principles, “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of New Medtronic and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. The Company’s fiscal year 2015 will end on April 24, 2015.
Acquisition of Covidien and Medtronic
On June 15, 2014, the Company entered into the Transaction Agreement (as defined below) pursuant to which it was agreed that the Company would indirectly acquire Medtronic and Covidien through a series of transactions, as further described in Note 7.
Following the consummation of the Transactions (as defined below), Medtronic and Covidien became subsidiaries of New Medtronic.
As of January 23, 2015, New Medtronic had not conducted any activities other than those incident to its formation, the execution of the Transaction Agreement, the preparation of applicable filings under the U.S. securities laws and regulatory filings made in connection with the Transactions, the execution of financing agreements as the guarantor of the obligations of Medtronic as the initial borrower thereunder and other matters related to the Transactions contemplated by the Transaction Agreement. See Note 7 for more information about the Transactions.
Note 2 - Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash in banks, cash held in trust, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.
Foreign Currency Translation
The currency of the primary economic environment in which the Company operates (“the functional currency”) is the U.S. dollar.
Note 3 – New Accounting Pronouncements
In April 2014, the FASB issued amended guidance for reporting discontinued operations. The amended guidance changes the criteria for determining when the results of operations are to be reported as discontinued operations and expands the related disclosure requirements. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or classified as held for sale which is a strategic shift that has, or will have, a major effect on financial position and results of operations. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2016. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods. Early adoption is not permitted. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.
Note 4 -    Shareholders’ Equity
As of January 23, 2015, seven Euro ordinary shares, par value €1.00 each (the “Euro Ordinary Shares”) were owned by shareholders unrelated to Medtronic or Covidien. As of January 23, 2015, the holders of the Euro Ordinary Shares had voting rights, participated pro rata in all dividends declared by the Company with respect to the Euro Ordinary Shares and in the event of the Company’s winding up, would have participated pro rata with all other ordinary shares in the total assets of the Company.
As of January 23, 2015, there were 39,993 euro deferred shares, par value €1.00 each (the “Euro Deferred Shares”) issued to the existing holders of the Euro Ordinary Shares. The holders of the Euro Deferred Shares are not entitled to receive any dividend or distribution and are not entitled to receive notice of, nor to attend, speak or vote at, any general meeting of the Company. On a return of assets, whether on liquidation or otherwise, the Euro Deferred Shares entitle the holder thereof only to the repayment of the amounts paid up on such shares, after repayment of the capital paid up on the Euro Ordinary Shares and the New Medtronic ordinary shares, par value $.0001 (the “New Medtronic Ordinary Shares”) plus the payment of $5 million on each of the Euro Ordinary Shares and the New Medtronic Ordinary Shares, and the holders of the Euro Deferred Shares (as such) are not entitled to any further participation in the assets or profits of the Company.
As of January 23, 2015, the Company had issued 624 A preferred shares, par value $1.00 each (the “A Preferred Shares”) to three of its advisers in connection with the Transactions, for a total of 1,872 A Preferred Shares and an aggregate consideration of $75,000. The holder(s) of the A Preferred Shares shall be entitled in priority to any payment of dividend on any other class of shares in the Company to be paid a dividend in the amount per A Preferred Share equal to twice the dividend to be paid per New Medtronic Ordinary Share. On a return of assets, whether on liquidation or otherwise, the A Preferred Shares shall entitle the holder thereof to repayment of the capital paid up thereon in priority to any repayment of capital to the holder(s) of any other shares and the holders of the A Preferred Shares shall not be entitled to any further participation in the assets or profits of the Company. The holders of the A Preferred Shares shall not be entitled to receive notice of, nor to attend, speak or vote at any general meeting of the Company.
On January 22, 2015, the Board of Directors of New Medtronic authorized New Medtronic to adopt the existing Medtronic share repurchase plan insofar as permitted under Irish law and subject to the creation of sufficient distributable reserves (the “Share Repurchase Plan”). Under the Share Repurchase Plan, the Board of Directors of New Medtronic authorized New Medtronic to repurchase 80 million New Medtronic ordinary shares, less any previous repurchases by Medtronic under the existing Medtronic share repurchase plan, under which it was authorized to repurchase up to 80 million shares. Medtronic had approximately 33.5 million shares remaining under the existing Medtronic share repurchase plan as of October 24, 2014. Any repurchases will technically be effected as redemptions under Irish law.
Note 5 – Related Party Transactions
As of January 23, 2015, €39,993 ($46,291 as of January 23, 2015) was held by A&L Goodbody, a related party to the Company, on trust for the Company.
Note 6 – Contingencies
New Medtronic had no material contingencies as of January 23, 2015. See Note 7 for information about events subsequent to January 23, 2015.
Note 7 – Subsequent Events
Acquisition of Covidien and Medtronic
The disclosures under the Introductory Note are incorporated herein by reference.
On January 26, 2015, (a) each Covidien ordinary share was converted into the right to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the “Arrangement Consideration”) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic common stock was converted into the right to receive one New Medtronic ordinary share. The total consideration of the Transactions is approximately $50 billion, consisting of $16 billion cash and $34 billion of non-cash consideration based on Medtronic's closing stock price of $76.95 per share on January 23, 2015. The fair value of the individual components of non-cash consideration are still being determined.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The issuance of New Medtronic shares in connection with the Transactions was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to New Medtronic’s registration statement on Form S-4 (File No. 333-197406) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and declared effective on November 20, 2014.
Pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), New Medtronic is the successor issuer to Medtronic and to Covidien, New Medtronic’s ordinary shares are deemed to be registered under Section 12(b) of the Exchange Act, and New Medtronic is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. New Medtronic’s ordinary shares were approved for listing on the New York Stock Exchange (“NYSE”) and trade under the symbol “MDT.”
The Transactions will be accounted for as business combinations using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet.
Due to the limited amount of time since the acquisition date and the significant limitations on access to Covidien information prior to the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.
The unaudited pro forma net sales of the combined entity for the three and nine months ended January 23, 2015 are $7.004 billion and $21.065 billion, respectively. The unaudited pro forma net sales of the combined entity are based on the historical financial net sales of Medtronic and Covidien as if the acquisition had been completed as of the beginning of fiscal year 2015. The historical Covidien net sales information for the three months ended January 23, 2015 are based upon the period from September 27, 2014 to December 26, 2014 and the historical Covidien net sales information for the nine months ended January 23, 2015 was based upon the period from March 29, 2014 to December 26, 2014. The unaudited pro forma net sales is not indicative of the results that actually would have been obtained if the acquisitions had occurred as of the beginning of fiscal year 2015 or that may be obtained in the future. Because the initial accounting for the business combination is incomplete at this time, the Company is unable to provide the pro forma net earnings of the combined entity.
Guarantees of Notes
On January 26, 2015, New Medtronic and Medtronic Global Holdings S.C.A., an entity organized under the laws of Luxembourg (“Medtronic Luxco”), each provided a full and unconditional guarantee of the obligations of Medtronic under the Medtronic December 2014 Notes (as defined below) and the Medtronic Outstanding Notes (as defined below) and of Covidien International Finance S.A., a Luxembourg company (“CIFSA”) under the Covidien Outstanding Notes (as defined below).
On December 10, 2014, Medtronic issued $17.000 billion aggregate principal amount of unsecured senior notes consisting of $500 million aggregate principal amount of floating rate senior notes due 2020, $1.000 billion aggregate principal amount of 1.500% senior notes due 2018, $2.5 billion aggregate principal amount of 2.500% senior notes due 2020, $2.500 billion aggregate principal amount of 3.150% senior notes due 2022, $4.000 billion aggregate principal amount of 3.500% senior notes due 2025, $2.500 billion aggregate principal amount of 4.375% senior notes due 2035, and $4.000 billion aggregate principal amount of 4.625% senior notes due 2045 (collectively, the “Medtronic December 2014 Notes” or “2015 Senior Notes”).
As of January 26, 2015, in addition to the 2015 Senior Notes, Medtronic had $11.375 billion aggregate principal amount issued and outstanding consisting of $250 million aggregate principal amount of floating rate senior notes due 2017, $250 million aggregate principal amount of 0.875% senior notes due 2017, $850 million aggregate principal amount of 3.625% senior notes due 2024, $650 million aggregate principal amount of 4.625% senior notes due 2044, $1.000 billion aggregate principal amount of 1.375% senior notes due 2018, $1.250 billion aggregate principal amount of 2.750% senior notes due 2023, $750 million aggregate principal amount of 4.000% senior notes due 2043, $675 million aggregate principal amount of 3.125% senior notes due 2022, $400 million aggregate principal amount of 4.500% senior notes due 2042, $500 million aggregate principal amount of 2.625% senior notes due 2016, $500 million aggregate principal amount of 4.125% senior notes due 2021, $1.25 billion aggregate principal amount of 3.00% senior notes due 2015, $1.250 billion aggregate principal amount of 4.45% senior notes due 2020, $500 million aggregate principal amount of 5.55% senior notes due 2040, $400 million aggregate principal amount of 5.60% senior notes due 2019, $300 million aggregate principal amount of 6.50% senior notes due 2039 and $600 million aggregate principal amount of 4.750% senior notes due 2015 (collectively, the “Medtronic Outstanding Notes”).
As of January 26, 2015, Covidien had $5.000 billion aggregate principal amount issued and outstanding consisting of $750 million aggregate principal amount of 2.950% senior notes due 2023, $600 million aggregate principal amount of 1.350%

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

senior notes due 2015, $650 million aggregate principal amount of 3.200% senior notes due 2022, $400 million aggregate principal amount of 2.80% senior notes due 2015, $600 million aggregate principal amount of 4.20% senior notes due 2020, $1.150 billion aggregate principal amount of 6.000% senior notes due 2017 and $850 million aggregate principal amount of 6.550% senior notes due 2037 (collectively, the “Covidien Outstanding Notes”).
Registration Rights Agreement Joinder
On January 26, 2015, New Medtronic and Medtronic Luxco entered into a joinder agreement (“Registration Rights Agreement Joinder”) to the Registration Rights Agreement, dated as of December 10, 2014 (the “Registration Rights Agreement”), by and among Medtronic and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives (the “Representatives”) of the several initial purchasers of the 2015 Senior Notes. The Registration Rights Agreement provides holders of the 2015 Senior Notes with certain rights relating to registration of such notes under the Securities Act. Under the Registration Rights Agreement Joinder, New Medtronic and Medtronic Luxco became parties to the Registration Rights Agreement.
Indemnification Agreements
Effective January 26, 2015, New Medtronic entered into deeds of indemnification (the “Deeds of Indemnification”) with the directors and corporate secretary of New Medtronic. The Deeds of Indemnification provide indemnification to such directors and the corporate secretary to the fullest extent permitted by the laws of Ireland, and in accordance with New Medtronic’s memorandum and articles of association, for all expenses and other amounts actually incurred in any action or proceeding in which the director or corporate secretary is or may be involved by reason of the fact that he or she is or was a New Medtronic director or corporate secretary or otherwise serving New Medtronic or other entities at New Medtronic’s request, on the terms and conditions set forth in the Deeds of Indemnification. Further, New Medtronic agrees, to the fullest extent permitted by the laws of Ireland, to advance expenses incurred in defense of these proceedings, on the terms and conditions set forth in the Deeds of Indemnification. The Deeds of Indemnification also provide procedures for requesting and obtaining indemnification and advancement of expenses.
Effective January 26, 2015, Medtronic Luxco, an indirect subsidiary of New Medtronic, entered into indemnification agreements (the “Indemnification Agreements”) with the directors and corporate secretary of New Medtronic. The Indemnification Agreements provide indemnification to such directors and the corporate secretary, provided such directors and the corporate secretary act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of New Medtronic, to the fullest extent permitted by Delaware law, for all expenses and other amounts actually incurred in any action or proceeding in which the director or the corporate secretary is or may be involved by reason of the fact that he or she is or was a New Medtronic director or corporate secretary or otherwise serving New Medtronic or other entities at New Medtronic’s request, on the terms and conditions set forth in the Indemnification Agreements. Further, Medtronic Luxco agrees to advance expenses incurred in defense of these proceedings, on the terms and conditions set forth in the Indemnification Agreements. The Indemnification Agreements also provide procedures for requesting and obtaining indemnification and advancement of expenses.
Term Loan Credit Agreement
On January 26, 2015, Medtronic borrowed $3.0 billion for a term of three years under that certain Senior Unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”), among Medtronic, New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, to finance, in part, the cash component of the Arrangement Consideration and certain transaction expenses. New Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic under the Term Loan Credit Agreement.
Amended and Restated Revolving Credit Agreement
On January 26, 2015, Medtronic amended and restated its existing $2.25 billion five-year senior unsecured revolving credit facility and entered into the Amended and Restated Credit Agreement ($3.5 billion Five Year Revolving Credit Facility) dated as of January 26, 2015 (the “Amended and Restated Revolving Credit Agreement”), by and among Medtronic, New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank. Under the Amended and Restated Revolving Credit Agreement, the lenders party thereto will provide Medtronic and Medtronic Luxco with unsecured revolving credit commitments in an aggregate principal amount of up to $3.5 billion. Medtronic and Medtronic Luxco will be co-borrowers under the Amended and Restated Revolving Credit Agreement and each of Medtronic, Medtronic Luxco and New Medtronic will also guarantee the obligations of the co-borrowers under the Amended and Restated Revolving Credit Agreement.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial Paper Program
On January 26, 2015, Medtronic Luxco entered into various agreements pursuant to which Medtronic Luxco may issue unsecured commercial paper notes (the “2015 Commercial Paper Program”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. New Medtronic and Medtronic have guaranteed the obligations of Medtronic Luxco under the 2015 Commercial Paper Program. In connection with entry into the 2015 Commercial Paper Program, Medtronic and Covidien terminated their respective existing commercial paper programs.
Other Subsequent Events
On January 26, 2015, in connection with the consummation of the Transactions, New Medtronic amended and restated its Memorandum and Articles of Association.
On January 26, 2015, New Medtronic converted each of the seven Euro Ordinary Shares into Euro Deferred Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of New Medtronic. For a full understanding of financial condition and results of operations you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of January 23, 2015.
EXECUTIVE LEVEL OVERVIEW
New Medtronic was incorporated on June 12, 2014 as a private limited company incorporated in Ireland, and was re-registered effective January 26, 2015 as a public limited company. It was established for the purpose of facilitating the business combination between Medtronic and Covidien.
On January 26, 2015 (the “Closing Date”), New Medtronic became the successor registrant to Medtronic and Covidien in connection with the consummation of the Transactions, which is further described below.
SUBSEQUENT EVENTS
Acquisition of Covidien and Medtronic
On the Closing Date, pursuant to the Transaction Agreement, the Transactions occurred under which (i) the Acquisition occurred under which New Medtronic and IrSub acquired Covidien pursuant to the Arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 and (ii) the Merger occurred under which MergerSub merged with and into Medtronic, with Medtronic as the surviving corporation in the merger. Following the consummation of the Transactions, each of Medtronic and Covidien became subsidiaries of New Medtronic.
On the Closing Date, (a) each Covidien ordinary share was converted into the right to receive the Arrangement Consideration in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic common stock was converted into the right to receive one New Medtronic Ordinary Share. The total cash and stock value of the Transactions is approximately $50 billion (based on Medtronic’s closing stock price of $76.95 per share on January 23, 2015).
The issuance of New Medtronic Ordinary Shares in connection with the Transactions was registered under the Securities Act, pursuant to our Registration Statement filed with the SEC and declared effective on November 20, 2014.
Pursuant to Rule 12g-3(c) under the Exchange Act, New Medtronic is the successor issuer to Medtronic and to Covidien, the New Medtronic Ordinary Shares are deemed to be registered under Section 12(b) of the Exchange Act, and New Medtronic is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. The New Medtronic Ordinary Shares were approved for listing on the NYSE and trade under the symbol “MDT.”
Financing Related to the Acquisitions
New Medtronic satisfied the cash components of the Transactions and paid certain transactional expenses on the Closing Date with cash on hand of New Medtronic, Medtronic and/or Covidien and drawings under available credit facilities. However, the consummation of the Acquisition was not conditioned upon the receipt of any financing.
Guarantees of Notes
On the Closing Date, New Medtronic and Medtronic Luxco each provided a full and unconditional guarantee of the obligations of Medtronic under the 2015 Senior Notes and the Medtronic Outstanding Notes and of CIFSA under the Covidien Outstanding Notes.
Registration Rights Agreement Joinder
On the Closing Date, New Medtronic and Medtronic Luxco entered into the Registration Rights Agreement Joinder. The Registration Rights Agreement provides holders of the 2015 Senior Notes with certain rights relating to registration of such notes under the Securities Act. Under the Registration Rights Agreement Joinder, New Medtronic and Medtronic Luxco became parties to the Registration Rights Agreement.
Indemnification Agreements
Effective as of the Closing Date, New Medtronic entered into the Deeds of Indemnification with the directors and corporate secretary of New Medtronic. The Deeds of Indemnification provide indemnification to such directors and the corporate secretary to the fullest extent permitted by the laws of Ireland, and in accordance with New Medtronic’s memorandum and articles of association, for all expenses and other amounts actually incurred in any action or proceeding in which the director or corporate secretary is or may be involved by reason of the fact that he or she is or was a New Medtronic director or corporate secretary or otherwise serving New Medtronic or other entities at New Medtronic’s request, on the terms and conditions set forth in the Deeds of Indemnification. Further, New Medtronic agrees, to the fullest extent permitted by the laws of Ireland, to advance expenses incurred in defense of these proceedings, on the terms and conditions set forth in the Deeds of Indemnification. The Deeds of Indemnification also provide procedures for requesting and obtaining indemnification and advancement of expenses.
Effective as of the Closing Date, Medtronic Luxco, an indirect subsidiary of New Medtronic, entered into the Indemnification Agreements with the directors and corporate secretary of New Medtronic. The Indemnification Agreements provide indemnification to such directors and the corporate secretary, provided such directors and the corporate secretary act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of New Medtronic, to the fullest extent permitted by Delaware law, for all expenses and other amounts actually incurred in any action or proceeding in which the director or the corporate secretary is or may be involved by reason of the fact that he or she is or was a New Medtronic director or corporate secretary or otherwise serving New Medtronic or other entities at New Medtronic’s request, on the terms and conditions set forth in the Indemnification Agreements. Further, Medtronic Luxco agrees to advance expenses incurred in defense of these proceedings, on the terms and conditions set forth in the Indemnification Agreements. The Indemnification Agreements also provide procedures for requesting and obtaining indemnification and advancement of expenses.
Term Loan Credit Agreement
On the Closing Date, Medtronic borrowed $3.0 billion for a term of three years under the Term Loan Credit Agreement to finance, in part, the cash component of the Arrangement Consideration and certain transaction expenses. New Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic under the Term Loan Credit Agreement.
Amended and Restated Revolving Credit Agreement
On the Closing Date, Medtronic amended and restated its existing $2.25 billion five-year senior unsecured revolving credit facility and entered into the Amended and Restated Revolving Credit Agreement. Under the Amended and Restated Revolving Credit Agreement, the lenders party thereto will provide Medtronic and Medtronic Luxco with unsecured revolving credit commitments in an aggregate principal amount of up to $3.5 billion. Medtronic and Medtronic Luxco will be co-borrowers under the Amended and Restated Revolving Credit Agreement and each of Medtronic, Medtronic Luxco and New Medtronic will also guarantee the obligations of the co-borrowers under the Amended and Restated Revolving Credit Agreement.
Commercial Paper Program
On the Closing Date, Medtronic Luxco entered into the 2015 Commercial Paper Program under which Medtronic Luxco may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. New Medtronic and Medtronic have guaranteed the obligations of Medtronic Luxco under the 2015 Commercial Paper Program. No amounts were outstanding under the 2015 Commercial Paper Program as of January 26, 2015. In connection with entry into the 2015 Commercial Paper Program, Medtronic and Covidien terminated their respective existing commercial paper programs.
Other Subsequent Events
On the Closing Date, in connection with the consummation of the Transactions, New Medtronic amended and restated its Memorandum and Articles of Association.
On the Closing Date, New Medtronic converted each of the seven Euro Ordinary Shares into Euro Deferred Shares.
RESULTS OF OPERATIONS
General and administrative expenses for the three months ended January 23, 2015 and for the period from June 12, 2014 (the “Date of Incorporation”) to January 23, 2015 were $37 million, consisting primarily of acquisition related costs incurred by the Company.
LIQUIDITY AND CAPITAL RESOURCES
Working capital as of January 23, 2015 was $(37) million. New Medtronic’s liquidity has increased significantly as a result of the subsequent events in connection with the Transactions, including, but not limited to, the entry by New Medtronic, Medtronic and Medtronic Luxco into the Amended and Restated Revolving Credit Agreement and the entry of Medtronic Luxco into the 2015 Commercial Paper Program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

SUMMARY OF CASH FLOWS

June 12, 2014 (date of incorporation) to
(in thousands)	January 23, 2015
Cash provided by:
Operating activities	$—
Financing activities	46
Effect of exchange rate changes on cash and cash equivalents	—
Net change in cash and cash equivalents	$46
Operating Activities
Our net cash related to operating activities for the period from the Date of Incorporation to January 23, 2015 consisted of a net loss of $37 million from certain acquisition related expenses, as adjusted for $75 thousand for the issuance of equity to the three advisers for services rendered in connection with the Transactions, offset by the related change in accounts payable of $37 million.
Financing Activities
Our net cash provided by financing activities was $46 thousand for the period from the Date of Incorporation to January 23, 2015, and consisted of issued equity to the existing ordinary shareholders of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
As of January 23, 2015, we did not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, liquidity or capital resources.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 3 to the current period’s condensed consolidated financial statements.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development and launches, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, changes in applicable tax rates, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to achieve the intended benefits of the Acquisition or disruption of our current plans and operations, as well as those discussed in the section entitled “Government Regulation and Other Considerations” in Medtronic’s Annual Report on Form 10-K for the year ended April 25, 2014 and in Part II, Item IA entitled “Risk Factors” of this report. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our and Medtronic’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we and Medtronic discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in Part II, Item 1A entitled “Risk Factors” of this report. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Disclosure under this Item 3 has been omitted in accordance with the Instructions to Paragraph 305(c) of Item 305, Regulation S-K.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, and other class actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, the Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines or punitive damages; or could result in a change in business practice. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.
Medtronic Legal Proceedings
Sprint Fidelis Product Liability Matters
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to Medtronic’s Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs’ claim for punitive damages. Pretrial proceedings are underway. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
INFUSE Product Liability Litigation
As of February 23, 2015, plaintiffs had filed approximately 800 lawsuits against Medtronic in the U.S. state and federal courts, reflecting approximately 1,300 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised Medtronic that they may bring a large number of similar claims against Medtronic in the future. The Company estimates those law firms represent approximately 3,500 additional unfiled claimants. Medtronic recorded an expense of $140 million in fiscal year 2014, related to probable and reasonably estimated damages in connection with these matters.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Shareholder Related Matters
On March 12, 2012, Charlotte Kokocinski filed a shareholder derivative action against both Medtronic and certain of its current and former officers and members of its Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice. In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kokocinski case. On July 1, 2014, Road Carriers Local 707 Welfare & Pension Funds filed a shareholder derivative action in Hennepin County, Minnesota, District Court against the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases. On July 24, 2014, Anne Shirley Cutler filed a shareholder derivative action in Hennepin County, Minnesota, District Court against certain of the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases as well as allegations that defendants violated purported duties in connection with the Synchromed pain pump system. On September 26, 2014, Richard Hockstein filed an INFUSE related shareholder derivative action against both Medtronic and certain of its current and former officers and members of its Board of Directors in the United States District Court for the District of Minnesota making allegations similar to those in the Kokocinski case.
West Virginia Pipe Trades and Phil Pace, on June 27 and July 3, 2013, respectively, filed putative class action complaints against Medtronic and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Income Taxes
In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. The Company reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. The Company filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency and the Tax Court proceeding began on February 3, 2015. During October and November 2012, the Company reached resolution with the IRS on various matters, including the deductibility of a settlement payment. The remaining unresolved issues relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites.

In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of the Company's acquisition of Kyphon Inc. (Kyphon). Associated with the Kyphon acquisition, Medtronic entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned Medtronic subsidiary in a taxable transaction. The IRS has disagreed with the Company's valuation of these assets and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place related to the Kyphon acquisition be included in the tangible asset sale. The Company disagrees that these items were sold, as well as with the IRS valuation of these items. The IRS continues to evaluate the overall transaction that Medtronic entered into and because a foreign subsidiary acquired part of Kyphon directly from the Kyphon shareholders, the IRS has argued that a deemed taxable event occurred. The Company disagrees with the IRS and is currently attempting to resolve these matters at the IRS Appellate level and will proceed through litigation, if necessary.

In April 2014, the IRS issued its audit report for fiscal years 2009, 2010, and 2011. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of its acquisition structures for Ardian, CoreValve, Inc., and Ablation Frontiers, Inc. The IRS’s positions are similar to those presented in the Kyphon proposed adjustments. The Company disagrees with the IRS and will attempt to resolve these matters at the IRS Appellate level, however, it will proceed through litigation, if necessary.
Other Matters
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company is fully cooperating with these requests.
On October 14, 2010, Medtronic received a subpoena issued by the U.S. Attorney’s Office for the Western District of New York pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to its sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. In February 2015, the Company settled and paid (from an existing accrual) this matter for $3 million and certain legal fees.
On December 3, 2013, Medtronic received a subpoena for records from the U.S. Attorney’s Office for the District of Minnesota, requesting information relating to Medtronic’s compliance with the Trade Agreements Act. The Company is fully cooperating with this inquiry.
Except as described above, the Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
In the normal course of business, the Company and/or its affiliates periodically enter into agreements that require one or more of them to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company or its affiliates’ products or the negligence of any of their personnel or claims alleging that any of their products infringe third-party patents or other intellectual property. The Company’s maximum exposure under these indemnification provisions cannot be estimated, and the Company has not accrued any liabilities within the consolidated financial statements. Historically, the Company has not experienced significant losses on these types of indemnifications.
Covidien Legal Proceedings
As of December 26, 2014 and September 26, 2014, Covidien had accruals for products liability and other legal matters totaling $323 million and $321 million, respectively, substantially all of which were included in other liabilities on Covidien’s condensed consolidated balance sheets. These accruals include reserves for certain of the matters discussed below. In addition, as of December 26, 2014 and September 26, 2014, Covidien had related insurance receivables of $28 million and $29 million, respectively. Subsequent to the consummation of the Transactions, we are currently evaluating such accruals in connection with the preparation of financial statements of Medtronic plc for the fiscal year ended April 24, 2015, post-closing of the Transactions.
Products Liability Litigation
Covidien currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien have supplied pelvic mesh products to one of the manufacturers named in the litigation and Covidien is indemnifying that manufacturer on certain claims. In addition, Covidien believes that this manufacturer has an obligation to indemnify Covidien with respect to the promotion of the pelvic mesh products. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the United States. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Covidien believes that it has meritorious defenses to these claims and is vigorously defending against them. As of December 26, 2014, there were approximately 7,500 cases pending believed to involve products manufactured by Covidien’s subsidiaries. Based on information as of the filing of Covidien’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2014, Covidien believes that it has adequate amounts recorded relating to these matters and we are currently evaluating such amounts in connection with the consummation of the Transactions. It is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims.
Patent Litigation
On March 28, 2013, the federal court ruled in favor of Covidien in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien $177 million in damages upon ruling that several of Covidien’s patents were valid, enforceable and infringed by Ethicon. Ethicon appealed the decision; accordingly, Covidien did not record any income related to this case. In addition, on June 24, 2014, Covidien filed a lawsuit in the U.S. District Court for the District of Connecticut against Ethicon alleging that Ethicon’s ultrasonic surgical product, the Harmonic ACE®+7, infringes three of the Company’s patents. Covidien asked the court to enjoin Ethicon from continuing to make and sell the Harmonic ACE®+7 device and to grant damages for the patent infringement. On October 17, 2014, the district court granted a preliminary injunction against Ethicon, which prevents Ethicon from making and selling the Harmonic ACE®+7 device. Ethicon obtained a temporary stay and appealed this preliminary injunction ruling. On December 4, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the $177 million judgment against Ethicon and ruled that the infringed patent claims were invalid. This ruling may adversely affect Covidien’s ability to proceed further with the patent infringement lawsuit regarding Ethicon’s Harmonic ACE®+7 device because the suit involves the same patents that were the subject of this ruling.
Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that Covidien’s Sonicision™ product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. The parties have engaged in discovery and pre-trial motion practice. Covidien believes that it has meritorious defenses to these claims and is vigorously defending against them. On January 22, 2014, the district court entered summary judgment in Covidien’s favor, ruling that Covidien does not infringe any of the seven Ethicon patents in dispute and declaring five of Ethicon’s patents invalid. Ethicon has appealed the district court’s decision.
Other Matters
One of Covidien’s subsidiaries, ev3 Inc., acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The amended complaint sought recovery of all of the $175 million milestone payments, as well as punitive damages. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law.

On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. Since the jury did not find fraud, the jury did not have the option of awarding punitive damages. Covidien estimates that its possible range of loss is $0 to $295 million, which includes approximately $120 million of potential post judgment interest, assuming a trial takes place within the next year. On August 29, 2013, the court denied Covidien’s motions for judgment as a matter of law and for a new trial. Covidien appealed the verdict to the Delaware Supreme Court; oral argument for the appeal was held before a panel of judges on March 12, 2014. The Delaware Supreme Court subsequently ordered a rehearing before the full court, which was held on September 10, 2014. On September 30, 2014, the Delaware Supreme Court reversed the jury’s verdict and remanded the case for a new trial. No liability has been recorded with respect to any damage award.
Environmental Proceedings
Covidien is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 26, 2014, Covidien concluded that it was probable that it would incur investigation and remedial costs of $179 million, of which $24 million was included in accrued and other current liabilities and $155 million was included in other liabilities on the condensed consolidated balance sheet. The most significant of these liabilities pertains to a site in Orrington, Maine, which is discussed below. We are currently evaluating such costs in connection with the consummation of the Transactions.
Covidien is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982, and is responsible for the costs of completing an environmental site investigation required by the United States Environmental Protection Agency (EPA) and the Maine Department of Environmental Protection (MDEP). Based on the site investigation, Covidien submitted a Corrective Measures Study plan and identified a preferred alternative which was submitted to the EPA and MDEP for approval in 2004. MDEP disagreed with the proposed alternative and served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Covidien filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
On April 3, 2014, the Maine Supreme Judicial Court affirmed the Maine Board’s compliance order. Covidien has proceeded with implementation of the investigation and remediation in accordance with the MDEP order as modified by the Maine Board order.
Covidien has also been involved in a lawsuit filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring Covidien to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered Covidien to pay costs associated with the study. The study panel conducted a Phase I study and completed a Phase II study which included several years of field work and data collection. The study panel issued the Phase II Penobscot River Mercury Study Report (Phase II Report) on April 17, 2013. The Phase II Report contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations. The Phase II Report also includes preliminary cost estimates for the potential remedial options. These cost estimates, which the report describes as “very rough estimates of cost,” range from $25 million to $235 million, depending upon which potential option or combination of potential options are implemented, if any. The Phase II Report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. Covidien has reviewed the Phase II Report with its outside legal and technical consultants and believes there are significant problems with the conclusions and recommendations in the report. Covidien does not believe extensive remediation is necessary and intends to vigorously defend its position. In addition, no remediation order has been issued by any regulatory authority or the District Court. However, Covidien has developed a proposal for certain limited studies and a proposal for monitoring some wildlife species, including but not limited to, certain fish and birds. The estimated costs of the proposed studies and monitoring have been accrued, the amounts of which are not significant. We are currently evaluating such amounts in connection with the consummation of the Transactions. The trial was completed on June 27, 2014 and post-trial briefing was completed on September 30, 2014. This matter remains pending with the District Court.
Income Taxes
The income tax returns of Covidien and its subsidiaries are periodically examined by various tax authorities. The U.S. Internal Revenue Service (IRS) has concluded its field examination of Covidien's U.S. federal income tax returns for the 2008 and 2009 tax years. Covidien has agreed with all but one of the tax adjustments proposed by the IRS, and has appealed the outstanding tax adjustment for the 2009 tax year. The IRS continues to audit Covidien's U.S. federal income tax returns for the years 2010 through 2012. Open periods for examination also include certain periods during which Covidien was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation. Covidien has potential liabilities related to these income tax returns and has included its best estimate of potential liabilities for these years within current and non-current income taxes payable on its condensed consolidated balance sheets. With respect to these potential income tax liabilities, Covidien believes that the amounts recorded on its condensed consolidated balance sheets are adequate.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for certain years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised Covidien that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. The Company strongly disagrees with the IRS’s proposed adjustments. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. Covidien believes there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which could take several years. While Covidien believes that the amounts recorded as non-current income taxes payable and guaranteed contingent tax liabilities related to these matters are adequate, we are currently evaluating such amounts in connection with the consummation of the Transactions. The timing and outcome of such litigation is highly uncertain and could have a material adverse effect on the condensed consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
Tyco International’s income tax returns for the years 2001 through 2003 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. During the first quarter of fiscal 2015, the Company reached an effective settlement with the IRS on all tax matters within the 2004 tax year that remained outstanding following the effective settlement of certain matters during fiscal 2014.
Litigation Related to the Transactions
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Covidien, and each member of the Medtronic board at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September of 2014 the Merenstein and Steiner matters were consolidated and in December of 2014 the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion.

In connection with the then-potential acquisition of Covidien, on September 19, 2014 William A. Houston filed a putative shareholder class action in the United States District Court for the District of Minnesota and on October 3, 2014 Marilyn Clark filed a complaint in the United States District Court for the District of Minnesota that is nearly identical to the Houston complaint. These actions named as defendants certain members of Medtronic’s board of directors at the time and certain of Medtronic’s officers, and also named Medtronic as a nominal defendant. The Houston and Clark complaints asserted various causes of action under Minnesota law, including that the individual defendants allegedly breached fiduciary duties in providing for excise tax reimbursements to certain individuals who were and/or are directors and executive officers of Medtronic in connection with the then-potential acquisition of Covidien. In October of 2014 the Houston and Clark matters were consolidated and the plaintiffs filed a preliminary injunction motion seeking to enjoin the Company from the payment of the excise tax reimbursements. On December 16, 2014, the Court heard the preliminary injunction motion and on December 22, 2014, the Court denied the preliminary injunction motion. On January 6, 2015, the Company consented to plaintiffs’ request to voluntarily dismiss the matter without prejudice.

Putative shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts by purported shareholders of Covidien under the captions Taxman v. Covidien plc, et al., 14-cv-12949, Lipovich v. Covidien plc, et al., 14-cv-13308 and Rosenfeld Family Foundation v. Covidien plc, et al., 14-cv-13490. On October 20, 2014, the plaintiff in the Rosenfeld action and another purported shareholder of Covidien filed a motion seeking to consolidate the Taxman, Lipovich and Rosenfeld actions, and on November 14, 2014, the United States District Court for the District of Massachusetts granted that motion consolidating the actions (the “Consolidated Action”). On December 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Consolidated Action, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Covidien agreed to make certain additional disclosures related to the Transactions, which are contained in Covidien’s Current Report on Form 8-K filed on December 23, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the District of Massachusetts will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought by Covidien shareholders challenging any aspect of the Transactions, the negotiation or consideration of the Transactions, the Transaction Agreement, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus, except that the released claims will not include the claims currently asserted in In re Medtronic, Inc. Stockholder Litigation, 27-CV-14-11452, in the District Court, Fourth Judicial District of Hennepin Count, Minnesota or the claims currently asserted in In re Medtronic, Inc. Derivative Litigation, 14-cv-3540, in the United States District Court for the District of Minnesota. In addition, in connection with the settlement, the parties contemplate that the parties shall negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiffs’ counsel in connection with the actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the United States District Court for the District of Massachusetts will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
Item 1A. Risk Factors
Investing in us involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. You should carefully consider each of the following risks. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties described below are not the only ones related to our business and are not necessarily listed in the order of their importance. Additional risks and uncertainty not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Relating to the Company
We operate in a highly competitive industry and we may be unable to compete effectively.
We compete in both the therapeutic and diagnostic medical markets in more than 160 countries throughout the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection may make our products or proposed products less competitive. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies. Competitive factors include:

•	product reliability;

•	product performance;

•	product technology;

•	product quality;

•	breadth of product lines;

•	product services;

•	customer support;

•	price; and

•	reimbursement approval from health care insurance providers.
We also face competition for marketing, distribution, and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patient protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies.
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about our products, reflecting the importance of product quality, product efficacy, and quality systems in our industry. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in our industry.
Reduction or interruption in supply and an inability to develop alternative sources for supply or other manufacturing difficulties, may adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements. We manufacture most of our products at numerous manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. We have generally been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. We work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability. However, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and to make our related product sales.
Other problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in quality or safety issues.
In addition, several of our key products are manufactured at a single manufacturing facility, with limited alternate facilities. If an event occurs that results in damage to one or more of such facilities, we may be unable to manufacture the relevant products at the previous levels or at all. Because of the time required to approve and license a manufacturing facility, a third party manufacturer may not be available on a timely basis to replace production capacity in the event manufacturing capacity is lost.
Moreover, pursuant to the conflict minerals requirements promulgated by the SEC as a part of Dodd-Frank, we are required to report on the source of any conflict minerals used in our products, as well as the process we use to determine the source of such materials. We will incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply, and pricing of our raw materials.
Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.
Our medical devices and our business activities are subject to rigorous regulation, including by the U.S. FDA, DOJ, and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. For example, we have received inquiries from members of Congress and other government agencies regarding a variety of matters. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
We are subject to costly and complex U.S. and foreign laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices are subject to regulation by numerous U.S. and foreign government agencies, including the U.S. FDA and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial conditions and cash flows. Even if we are able to obtain such approval or clearance, it may:

•	take a significant amount of time;

•	require the expenditure of substantial resources;

•	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance;

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. Many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the U.S. FDA to determine compliance with the U.S. FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on U.S. FDA’s Form-483, warning letters, or other forms of enforcement. Since 2009, the U.S. FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The U.S. FDA has recently also significantly increased the number of warning letters issued to companies. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The U.S. FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The U.S. FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.
In addition, device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant administrative obligations and costs, and potential penalties from, and/or agreements with, the federal government.
Pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin, tungsten (or their ores), and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of each of Medtronic and Covidien’s conflict minerals report for the 2013 calendar year, each of Medtronic and Covidien were unable to obtain the necessary information on conflict minerals from all of its respective suppliers and was unable to determine that all of its respective products are conflict free. We may continue to face difficulties in gathering this information in the future. In addition, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.
We are subject to environmental laws and regulations and the risk of environmental liabilities, violations and litigation.
We are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in medical equipment and end-of-life disposal and take-back programs, and the health and safety of our employees. Our operations involve the use of substances regulated under such laws and regulations, primarily those used in manufacturing and sterilization processes. If we violate these environmental laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. Furthermore, environmental laws outside of the U.S. are becoming more stringent, resulting in increased costs and compliance burdens.
In addition, certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. For example, Covidien received notification from the EPA and similar state environmental agencies that conditions at a number of formerly owned sites where Covidien and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action and may require that Covidien reimburse the government for costs incurred at these sites or otherwise pay for the costs of investigation and remediation for natural resource damage claims from such sites. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.
We may in the future be subject to additional environmental claims for personal injury or cleanup based on our, Medtronic and Covidien’s past, present or future business activities. The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates or have a material adverse effect on our business, consolidated earnings, financial condition and/or cash flow.
Our failure to comply with laws and regulations relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, business, financial condition and cash flows.
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.
Our profitability and international operations are subject to risks relating to changes in U.S. and foreign medical reimbursement programs and policies and changes in U.S. and foreign legal regulatory requirements. Implementation of further legislative or administrative reforms to the reimbursement system in the U.S. and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
The laws and regulations of health care goods and services that are applicable to us, including those described above, are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by CMS. Any failure to comply with laws and regulations relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.
We are substantially dependent on patent and other proprietary rights and rely on a combination of patents, trade secrets, and non-disclosure and non-competition agreements to protect our proprietary intellectual property. We also operate in an industry characterized by extensive patent litigation. Patent litigation against us can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation, we believe the results associated with any such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others, which would generally have a material adverse impact on our consolidated earnings, financial condition, and/or cash flows.
While we intend to defend against any threats to our intellectual property, our patents, trade secrets, or other agreements may not adequately protect our intellectual property. Further, pending patent applications owned by us may not result in patents being issued to us, patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or insufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also rely on non-disclosure and non-competition agreements with certain employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
In addition, the laws of certain countries in which we market some of our products do not protect our intellectual property rights to the same extent as the laws of the U.S., which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, financial condition or results of operations.
Quality problems with, and product liability claims in connection with, our processes, goods, and services, could lead to recalls or safety alerts, harm our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows.
Quality is extremely important to us and our customers due to the serious and costly consequences of product failure and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing defects, design flaws, off-label uses or inadequate disclosure of product-related risks or product-related information with respect to our products could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic and Covidien brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future.
In addition, our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Our success also depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage and market share could be harmed. In certain situations, we also may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data.

Further, we have elected to self-insure with respect to product liability risks and any products liability claim brought against us, with or without merit, could be costly to defend. See “—Our self-insurance program may not be adequate to cover future losses.” Any of the foregoing problems, including product liability claims or product recalls in the future, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows.
Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial condition and results of operations.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The legislation imposes significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. We expect the new tax will materially and adversely affect our business, cash flows and results of operations.
The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
Our self-insurance program may not be adequate to cover future losses.
We have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations, and dramatically higher insurance premium rates. We maintain a directors and officers policy providing limited coverage and continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage for other categories of losses in the future. While based on historical loss trends we believe that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition, and/or cash flows.
If we experience decreasing prices for our goods and services and we are unable to reduce our expenses, our results of operations will suffer.
We may experience decreasing prices for our goods and services due to pricing pressure experienced by our customers from managed care organizations and other third-party payers, increased market power of our customers as the medical device industry consolidates, and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.
We may experience higher costs to produce our products as a result of changes in prices for oil, gas and other commodities.
We use resins, other petroleum-based materials and pulp as raw materials in some of our products. Prices of oil and gas also significantly affect our costs for freight and utilities. Oil, gas and pulp prices are volatile and may increase, resulting in higher costs to produce and distribute our products. New laws or regulations adopted in response to climate change could also increase energy costs and the costs of certain raw materials and components. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payers, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover these costs through price increases or offset these increases through cost reductions, we could experience lower margins and profitability and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
Continuing worldwide economic instability, including challenges faced by the Eurozone countries, could adversely affect our revenues, financial condition or results of operations.
Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability during certain periods. There can be no assurance that there will not be further deterioration in the global economy. Our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, a significant amount of our trade receivables are with national health care systems in many countries (including, but not limited to, Greece, Ireland, Portugal, and Spain). Repayment of these receivables is dependent upon the financial stability of the economies of those countries.
In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers located outside of U.S. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect our revenues, financial condition or results of operations.
We are subject to a variety of market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results.
Operations in countries outside of the U.S. accounted for approximately 46 percent of Medtronic, Inc.’s net sales for its fiscal year ended April 25, 2014 and approximately 50 percent of Covidien’s net sales for its fiscal year ended September 26, 2014. Such operations outside of the U.S. are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	healthcare reform legislation;

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the U.S.;

•	fluctuations in foreign currency exchange rates;

•	trade protection measures and import or export licensing requirements;

•	less intellectual property protection in some countries outside of the U.S. than exists in the U.S.;

•	different labor regulations and work force instability;

•	political and economic instability;

•	the potential payment of U.S. income taxes on earnings of certain controlled foreign subsidiaries subject to U.S. taxation upon repatriation;

•	potentially negative consequences from changes in or interpretations of tax laws; and

•	economic instability and inflation, recession or interest rate fluctuations.
In particular, the Obama administration has announced potential legislative proposals to tax profits of U.S. companies earned abroad. While it is impossible for us to predict whether these and other proposals will be implemented, or how they will ultimately impact us, they may materially impact our results of operations if, for example, our profits earned abroad are subject to U.S. income tax, or we are otherwise disallowed deductions as a result of these profits.
Finally, changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

We are increasingly dependent on sophisticated information technology systems to operate our business and if we fail to properly maintain the integrity of our data or if our products do not operate as intended or we experience a cyber-attack or other breach of these systems, our business could be materially affected.
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to increasingly sophisticated cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities.
In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or the Company’s proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.
The failure to comply with U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdiction could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws.
Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and disrupt our business and result in a material adverse effect on our reputation, results of operations, financial condition and cash flows.
Laws and regulations governing the export of our products could adversely impact our business.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Due to our international operations, we are subject to such laws and regulations, which are complex, restrict our business dealings with certain countries and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions, including Iran, Sudan, Syria and Cuba. Certain of our subsidiaries sell medical devices and surgical tools to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating OFAC regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.
Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.
Many health care industry companies, including health care systems, are consolidating to create new companies with greater market power. As the health care industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues would decrease and our consolidated earnings, financial condition, and/or cash flows would suffer.
Our business is indirectly subject to health care industry cost-containment measures that could result in reduced sales of medical devices and medical devices containing our components.
Most of our customers, and the health care providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. The continuing efforts of governmental authorities, insurance companies, and other payers of health care costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals.
In an effort to reduce costs, many existing and potential customers for our products within the U.S. have become members of group purchase organizations (“GPOs”) and integrated delivery networks (“IDNs”). GPOs and IDNs negotiate pricing arrangement with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.
While having a contract with a GPO and IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract positions can offer no assurance that sales volumes of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice. Accordingly, although we have multiple contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.
Our research and development efforts rely upon investments and investment collaborations, and we cannot guarantee that any previous or future investments or investment collaborations will be successful.
Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon investments and investment collaborations to provide us access to new technologies both in areas served by our existing businesses as well as in new areas.
We expect to make future investments where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and investment collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not materially adversely affect our consolidated earnings, financial condition, and/or cash flows.

The continuing development of many of our products depends upon us maintaining strong relationships with health care professionals.
If we fail to maintain our working relationships with health care professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of many of our new and improved products is dependent upon our maintaining working relationships with health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.
Negative conditions in the global credit market may impair our commercial paper program, our auction rate securities, and our other fixed income securities, which may cause us losses and liquidity issues.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. and foreign government and agency securities, corporate debt securities, certificates of deposit, debt funds, and mortgage-backed and other asset-backed securities, including auction rate securities. Market conditions over the past several years have included periods of significant economic uncertainty and at times general market distress, especially in the banking and financial services sector. During these periods of economic uncertainty, we may experience reduced liquidity across the fixed-income investment market, including the securities in which we invest. In the event we need to sell these securities, we may not be able to do so in a timely manner or for a value that is equal to the underlying principal. In addition, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of such securities is temporarily impaired, we would record a temporary impairment as a component of accumulated other comprehensive loss within shareholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our consolidated statements of earnings, which could materially adversely impact our results of operations and financial condition.
Negative market conditions may also impair our ability to access the capital markets through the issuance of commercial paper or debt securities, or may impact our ability to sell such securities at a reasonable price and may negatively impact our ability to borrow from financial institutions.
Our products are continually the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations.
As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors, or by third parties, or the market’s or U.S. FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, financial condition, and results of operations.
Failure to integrate acquired businesses into our operations successfully could adversely affect our business.
As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years, including the recent acquisition of Covidien, and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects.
Our failure to manage and coordinate the growth of the combined company successfully could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,

•	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies, including potential liability imposed by FCPA,

•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases,

•	our ability to retain key employees, and

•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving cost savings, and effectively combining technologies to develop new products.

We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense.
The medical device industry is the subject of numerous governmental investigations into marketing and other business practices. These investigations could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, divert the attention of our management, and have an adverse effect on our financial condition and results of operations.
We are subject to rigorous regulation by the U.S. FDA and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. DOJ and the Office of Inspector General of HHS. These investigations have related primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices. Similar requests were made of our major competitors.
We are fully cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations, or their impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (“CIAs”) with governmental agencies and amendments to existing CIAs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens, including cost, on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our financial condition and results of operations.
Our substantial leverage and debt service obligations could adversely affect our business.
As of February 24, 2015, our total consolidated external debt was approximately $37.5 billion. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	exposing us to greater interest rate risk.
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal in indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our ability to make payments on, and to refinance, our indebtedness, and to fund capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.
Failure to effectively manage the separation activities relating to the former spin-off of Covidien’s Pharmaceuticals business could adversely affect our business, results of operations, financial condition and cash flows.
In June 2013, Covidien completed the spin-off of its Pharmaceuticals business into Mallinckrodt. The spin-off of this business continues to involve a number of risks, including, among other things, indemnification risks and the diversion of management and employee attention in connection with the provision of transitional services. In connection with the spin-off, Covidien and Mallinckrodt entered into a separation and distribution agreement and other agreements to govern the separation of the Pharmaceuticals business and the relationship between Covidien and Mallinckrodt going forward. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time. If Mallinckrodt is unable to satisfy its obligations under these agreements, including its indemnification obligations, we and Covidien could incur losses. Our and Covidien’s inability to effectively manage the separation activities and events could adversely affect our and Covidien’s business, result of operations, financial condition and cash flows.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.
We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, legislation in 2010 imposed a 2.3 percent excise tax on medical device manufacturers for U.S. sales of medical devices beginning in January 2013. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our financial condition and results of operations.
Medtronic Tax Court proceeding outcome could have an adverse impact on our financial condition.
In March 2009, the IRS issued its audit report for Medtronic’s fiscal years 2005 and 2006. The Company reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. The Company filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency and the Tax Court proceeding began on February 3, 2015. During October and November 2012, the Company reached resolution with the IRS on various matters, including the deductibility of a settlement payment. The remaining unresolved issues relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites.
Examination and audits by tax authorities, and Covidien’s tax sharing agreement with Tyco International and TE Connectivity Ltd., could result in additional tax payments, which could have a material adverse effect on our and Covidien’s business, results of operations, financial condition and cash flow.
On June 29, 2007, Covidien entered into a tax sharing agreement with Tyco International plc (“Tyco International”) and TE Connectivity Ltd. (“TE Connectivity”) pursuant to which Covidien, Tyco International and TE Connectivity agreed to share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Covidien’s, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of Covidien’s 2007 separation from Tyco International. Under the tax sharing agreement, Tyco International currently has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our or Covidien’s best interests. The other parties to the tax sharing agreement can remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties.
In connection with the 2007 separation, all tax liabilities associated with Covidien’s business became Covidien’s tax liabilities. Following the 2013 separation, Mallinckrodt assumed the tax liabilities attributable to its subsidiaries, a significant portion of which related to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the tax sharing agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity. Although Covidien shares certain tax liabilities with Tyco International and TE Connectivity pursuant to the tax sharing agreement, if Tyco International and TE Connectivity default on their obligations to Covidien under the tax sharing agreement, Covidien would be liable for the entire amount of these liabilities.
Further, if any party to the tax sharing agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the tax sharing agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, Covidien could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, Covidien may be obligated to pay amounts in excess of the agreed upon share of Covidien’s, Tyco International’s and TE Connectivity’s tax liabilities.
On September 28, 2012, Tyco International spun-off two of its businesses to its shareholders, with Tyco International remaining as a publicly-traded company. This could have a material adverse impact on Tyco International’s ability to fulfill its obligations to us under the tax sharing agreement.
In addition, the IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised Covidien that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest, and do not reflect the impact on subsequent periods if the position taken by the IRS is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. The outcome of any such litigation is uncertain and could result in a significant increase in liability for taxes arising during these periods. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
Covidien has provided reserves for potential payments of tax to various tax authorities related to uncertain tax positions and we are currently evaluating such reserves in connection with the preparation of financial statements of Medtronic plc post-closing of the Transactions. However, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in a payment that is significantly different from current estimates. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If Covidien’s estimate of tax liabilities proves to be less than the amount for which it is ultimately liable, we and Covidien would incur additional charges to expense and such charges could have a material adverse effect on our and Covidien’s business, results of operations, financial condition and cash flows.
If the distribution of Mallinckrodt ordinary shares to Covidien shareholders in 2013, the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders in 2007 or certain internal transactions undertaken in anticipation of either the 2013 or the 2007 separation are determined to be taxable for U.S. federal income tax purposes, we and Covidien could incur significant U.S. federal income tax liabilities.
Covidien received an IRS ruling substantially to the effect that, for U.S. federal income tax purposes, (i) certain transactions effected in connection with its 2013 separation of Mallinckrodt qualify as transactions under Sections 355 and/or 368(a) of the Code, and (ii) the distribution qualifies as a transaction under Sections 355 and 368(a)(1)(D) of the Code. In addition to obtaining the IRS ruling, Covidien received a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP, in form and substance acceptable to Covidien, which relied on the effectiveness of the IRS ruling, substantially to the effect that, for U.S. federal income tax purposes, the distribution and certain transactions entered into in connection with the distribution qualify as transactions under Sections 355 and/or 368(a) of the Code.
Tyco International has received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders, substantially to the effect that the distribution, except for cash received in lieu of a fractional share, of our shares and the TE Connectivity common shares, qualifies as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation from Tyco International qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained tax opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions.
The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings (a) in the case of the 2013 separation, from Covidien and Mallinckrodt, and (b) in the case of the 2007 separation, from Covidien, TE Connectivity and Tyco International, regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the private letter rulings and the tax opinions, the IRS could determine on audit that the 2013 distribution or the 2007 distribution or the related internal transactions should be treated as taxable transactions if it determines that any of the respective facts, assumptions, representations or undertakings is not correct or has been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distributions, or if the IRS were to disagree with the conclusions of the tax opinions that are not covered by the IRS rulings.
We and Covidien could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the tax matters agreement that was entered into with Mallinckrodt, if it is ultimately determined that certain related transactions undertaken in anticipation of the 2013 distribution are taxable. We and Covidien could also incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of Covidien’s separation from Tyco International should be treated as taxable transactions.

Our tax position may be adversely affected by changes in tax law relating to multinational corporations.
Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, limit the ability of foreign-owned corporations to deduct interest expense, tax the accumulated unrepatriated earnings of foreign subsidiaries of U.S. corporations, impose a minimum tax on the future offshore earnings of U.S. multinational groups, and to make other changes in the taxation of multinational corporations.
Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The Organisation for Economic Co-operation and Development has released several components of its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the U.S., Ireland and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could materially adversely affect our business.
Moreover, U.S. and foreign tax authorities may carefully scrutinize companies that result from a cross-border business combination (such as us), which may lead such authorities to assert that we owe additional taxes.
Risks Relating to Our Jurisdiction of Incorporation
Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, we are governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
A transfer of our shares, other than ones effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
Transfers of our shares effected by means of the transfer of book entry interests in the Depository Trust Company (“DTC”) will not be subject to Irish stamp duty. However, if you hold our shares directly rather than beneficially through DTC, any transfer of your shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of your shares.
In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax and dividends received by Irish residents and certain other shareholders may be subject to Irish income tax..
In certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on our shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and other specified countries may be entitled to exemptions from dividend withholding tax.
Shareholders resident in the U.S. that hold their shares through DTC will not be subject to dividend withholding tax, provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us). However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of their shares.
Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from us will not be subject to Irish income tax in respect of those dividends unless they have some connection with Ireland other than their shareholding in our Company (for example, they are resident in Ireland). Shareholders who receive dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends.
Our shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents.
Risks Relating to the Transactions
We may not realize all of the anticipated benefits of the Transactions or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating Medtronic and Covidien.
Our ability to realize the anticipated benefits of the Transactions will depend, to a large extent, on our ability to integrate the Medtronic and Covidien businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Medtronic and Covidien. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the transaction. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses of Medtronic and Covidien are integrated successfully, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses of Medtronic and Covidien. All of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our ordinary shares. As a result, we cannot assure you that the combination of the Medtronic and Covidien businesses will result in the realization of the full benefits anticipated from the transaction.
Future potential changes to U.S. tax laws could result in us being treated as a U.S. corporation for U.S. federal tax purposes, and the IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal income tax purposes.
Because we are an Irish incorporated entity, we would generally be classified as a foreign corporation under the general rule that a corporation is considered tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).
Under Section 7874 of the Code, if Medtronic’s shareholders immediately prior to the Transaction hold 80% or more of the vote or value of our shares by reason of holding stock in Medtronic immediately after the Transaction (the “ownership test”), and our expanded affiliated group after the Transaction does not have substantial business activities in Ireland relative to its worldwide activities (the “substantial business activities test”), we would be treated as a U.S. corporation for U.S. federal income tax purposes. Based on the rules for determining share ownership under Section 7874 of the Code, Medtronic’s shareholders received approximately 70% of our ordinary shares (by both vote and value) by reason of holding stock in Medtronic. Therefore, under current law, we should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, there is limited guidance regarding the application of Section 7874, including the application of the ownership test.
In addition, changes to Section 7874 or the U.S. Treasury regulations promulgated thereunder could affect our status as a foreign corporation for U.S. federal tax purposes. Any such changes could have prospective or retroactive application.
Since Section 7874 was enacted, there have been various legislative proposals to broaden its scope. Such proposals could, among other things, treat a foreign acquiring corporation as a U.S. corporation under Section 7874 if the former shareholders of the U.S. corporation own more than 50% of the shares of the foreign acquiring corporation after the transaction, or if the foreign corporation’s affiliated group has substantial business activities in the U.S. and the foreign corporation is primarily managed and controlled in the U.S. Accordingly, if enacted in their present form and retroactively effective to apply to the Transactions, such proposals could cause us to be treated as a U.S. corporation for U.S. federal tax purposes.
If we were to be treated as a U.S. corporation for federal tax purposes, based on our existing expected cash flows, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
Specifically, if we were to be treated as a U.S. corporation for federal tax purposes, we would be subject to U.S. corporate income tax on our worldwide income, and the income of our foreign subsidiaries would be subject to U.S. tax when repatriated or when deemed recognized under the U.S. tax rules for controlled foreign corporations ("CFC’s"). Additionally, Covidien’s foreign corporations which are not currently CFC’s would become CFC’s making them potentially subject to current or future U.S. taxation.
The U.S. Treasury Department and the IRS may promulgate rules that would adversely affect our tax position.
The U.S. Treasury Department has announced that it is examining possible changes in the regulatory rules affecting companies that move their tax domicile outside the U.S. In the event the U.S. Treasury Department and the IRS were to change the applicable regulatory rules, we could face potentially substantial tax costs as a result of the Transactions. We are unable to assess the potential impact of any such possible changes, if adopted, until they are announced.
On September 22, 2014, the U.S. Treasury Department and the IRS issued new guidance announcing their intention to issue regulations interpreting multiple sections of the Code, including Section 7874, to address inversion transactions and transactions that Treasury and the IRS characterize as “post-inversion tax avoidance transactions” (the “IRS Notice”). When issued, such regulations would apply to transactions completed on or after September 22, 2014. The regulations described in the IRS Notice would expand the set of circumstances under which Section 7874 applies to cause the foreign acquirer of a U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. Such regulations would also impose additional U.S. taxes on certain transactions involving the acquired U.S. corporation’s CFC’s.
The regulations interpreting Section 7874 of the Code announced in the IRS Notice are not expected to cause us to be treated as a U.S. corporation for U.S. federal tax purposes. However, if ultimately upheld by a reviewing court, the regulations announced in the IRS Notice would be expected to limit our ability to engage in various intercompany transactions involving non-U.S. subsidiaries.
In addition, in the IRS Notice, the U.S. Treasury Department and the IRS announced their intention to issue additional guidance in the future intended to restrict our ability to undertake certain transactions which could reduce our U.S. tax liability. According to the IRS Notice, such guidance may include, among other things, limitations on our ability to deduct interest on certain intercompany debt for U.S federal income tax purposes. We are unable to predict the likelihood that any such guidance will be issued, the nature of regulations that may be promulgated thereunder or the effect such guidance may have on our business.
The transaction may not allow us to maintain competitive global cash management and a low effective corporate tax rate.
While we believe that being incorporated in Ireland should help us maintain a competitive worldwide effective corporate tax rate and provide flexible global cash management, we cannot give any assurance as to what our effective tax rate will be, however, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we will operate. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
Legislative or other governmental action relating to the denial of U.S. federal or state governmental contracts to U.S. companies that redomicile abroad could adversely affect our business.
Various U.S. federal and state legislative proposals that would deny governmental contracts to U.S. companies that move their corporate location abroad may affect us. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of the regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.
Item 6. Exhibits

(a)	Exhibits
2.1
Transaction Agreement, dated as of June 15, 2014, among Medtronic, Inc., Covidien plc, Medtronic plc (formerly known as Kalani I Limited), Makani II Limited, Aviation Acquisition Co., Inc., and Aviation Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Registration Statement on Form S-4 of Medtronic Holdings Limited (now known as Medtronic plc) filed on November 20, 2014).

	3.1	Certificate of Incorporation of Medtronic plc (incorporated by reference to Exhibit 3.1 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
	3.2	Amended and Restated Memorandum and Articles of Association of Medtronic plc (incorporated by reference to Exhibit 3.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).
4.1
First Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic, Inc., Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).

4.2
Seventh Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic, Inc., Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).

4.3
Second Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).

4.4
Third Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).

4.5
Ninth Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Covidien public limited company, Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.5 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).

4.6
Joinder Agreement to the Registration Rights Agreement, dated as of January 26, 2015, by and among Medtronic plc and Medtronic Global Holdings S.C.A. (incorporated by reference to Exhibit 4.6 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).

	10.1	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).
	10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015).
10.3
Amendment and Restatement Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic plc (formerly known as Medtronic Holdings Limited), Medtronic Global Holdings S.C.A., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Medtronic, Inc. filed on November 10, 2014).

	10.4	Amendment to the Kyphon Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
	10.5	Amendment to the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
	10.6	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
	10.7	Amendment to the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
	10.8	Amendment to the 1979 Restricted Stock and Performance Share Award Plan (incorporated by reference to Exhibit 10.5 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
	10.9	Amendment to the 1979 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
	10.10	Amendment to the 1994 Stock Award Plan (incorporated by reference to Exhibit 10.7 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).

10.11	Medtronic plc 2014 Amended and Restated Employees Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
10.12	Medtronic plc 2013 Amended and Restated Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.9 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
10.13	Israeli Amendment to the Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.10 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
10.14	Medtronic plc Incentive Plan (as amended and restated effective January 26, 2015) (incorporated by reference to Exhibit 10.11 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).
10.15
Form of Change of Control Employment Agreement (as amended and restated as of January 26, 2015) (incorporated by reference to Exhibit 10.12 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).

10.16
Medtronic plc Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 10.13 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).

10.17
Change of Control Severance Plan – Section 16B Officers (as amended and restated as of January 26, 2015) (incorporated by reference to Exhibit 10.14 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).

10.18
Medtronic plc Supplemental Executive Retirement Plan (as restated generally effective January 26, 2015) (incorporated by reference to Exhibit 10.15 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015).

10.19
Covidien Savings Related Share Plan (incorporated by reference to Exhibit 99.3 to Covidien plc’s Post-Effective Amendment No. 1 to its registration statement on Form S-8 filed with the Commission on June 5, 2009, File No. 333-144309).

10.20	Covidien Stock and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013).
10.21
Covidien Separation and Distribution Agreement Equity Awards under the Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (incorporated by reference to Exhibit 2.1 to Covidien plc’s Current Report on Form 8-K filed on July 5, 2007, File No. 011-33259).

10.22
Medtronic plc Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.22 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015).

10.23
Medtronic plc Puerto Rico Employees’ Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.23 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015).

10.24	Amendment dated February 12, 2015 to the Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011.*
10.25	Form of Offer Letter Amendment.*
10.30	Letter Agreement by and between Medtronic plc and Bryan C. Hanson dated February 12, 2015.*
10.31	Non-Qualified Stock Option Agreement under Medtronic plc Amended and Restated 2013 Stock Award and Incentive Plan.*
10.48	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan.*
10.49	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan.*
10.50	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan.*
10.51	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan.*
10.53	Form of Stock Option Agreement under Amended and Restated 2013 Stock Award.*
10.54	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
* Filed herewith.
** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	February 27, 2015	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	February 27, 2015	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer