Form 10-K
period 2015-04-24
Medtronic plc
filed 2015-06-23
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 24, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-36820
MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive office)
+353 1 438-1700
(Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	New York Stock Exchange, Inc.
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity of Medtronic, Inc. (predecessor registrant to Medtronic plc) held by non-affiliates of the registrant as of October 24, 2014, based on the closing price of $66.56, as reported on the New York Stock Exchange: approximately $65.4 billion. Number of Ordinary Shares outstanding on June 16, 2015: 1,416,351,117
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for its 2015 Annual General Meeting are incorporated by reference into Part III hereto.

Investor Information
Annual Meeting and Record Dates
Medtronic Public Limited Company, organized under the laws of Ireland (Medtronic plc, Medtronic, the Company, or we, us, or our) will hold its 2015 Annual General Meeting of Shareholders (2015 Annual Meeting) on Friday, December 11, 2015 at 9:00 a.m., local Dublin time at the Conrad Dublin Hotel Earlsfort Terrace Dublin 2, Ireland. The record date for the 2015 Annual Meeting is October 12, 2015 and all shareholders of record at the close of business on that day will be entitled to vote at the 2015 Annual Meeting.
Medtronic Website
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available through our website (www.medtronic.com under the “Investors” caption and “Financial Information - SEC Filings” subcaption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).
Information relating to corporate governance at Medtronic, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Members of the Board of Directors, and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the “Investors” caption and the “Company Information - Corporate Governance” subcaption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the "Investors" caption and the "Financial Information - SEC Filings" subcaption.
The information listed above may also be obtained upon request from the Medtronic Investor Relations Department, 710 Medtronic Parkway, Minneapolis (Fridley), MN 55432 USA.
We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.
Available Information
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330.
Stock Transfer Agent and Registrar
Wells Fargo Shareowner ServicesSM acts as transfer agent and registrar, dividend paying agent, and direct stock purchase plan agent for Medtronic and maintains all shareholder records for the Company. If you are a registered shareholder, you may access your account information online at www.shareowneronline.com. If you have questions regarding the Medtronic stock you own, stock transfers, address or name changes, direct deposit of dividends, lost dividend checks, lost stock certificates, or duplicate mailings, please contact Wells Fargo Shareowner ServicesSM by writing or calling: Wells Fargo Shareowner ServicesSM, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120 USA, Telephone: 888-648-8154 or 651-450-4064, Fax: 651-450-4033, www.wellsfargo.com/shareownerservices.
Direct Stock Purchase Plan
Medtronic’s transfer agent, Wells Fargo Bank N.A, administers the direct stock purchase plan, which is called the Shareowner Service Plus PlanSM. Features of this plan include direct stock purchase and reinvestment of dividends to purchase whole or fractional shares of Medtronic stock. All registered shareholders and potential investors may participate.
To request information on the Shareowner Service Plus PlanSM, or to enroll in the plan, contact Wells Fargo Shareowner ServicesSM at 888-648-8154 or 651-450-4064. You may also enroll via the Internet by visiting www.shareowneronline.com and selecting “Direct Purchase Plan.”

PART I
Item 1. Business
Overview
Medtronic plc, headquartered in Dublin, Ireland, is the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. Medtronic was founded in 1949 and today serves hospitals, physicians, clinicians, and patients in approximately 160 countries worldwide. We remain committed to a mission written by our founder 55 years ago that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
With innovation and market leadership, we have pioneered advances in medical technology in all of our businesses. Over the last five years, our net sales on a compounded annual growth basis have increased approximately 6 percent, from $15.508 billion in fiscal year 2011 to $20.261 billion in fiscal year 2015. Our commitment to enhance our offerings by developing and acquiring new products, wrap-around programs, and solutions to meet the needs of a broader set of stakeholders is driven by the following primary strategies:

•	Therapy Innovation: Delivering a strong launch cadence of meaningful therapies and procedures.

•	Globalization: Addressing the inequity in health care access globally, primarily in emerging markets.

•
Economic Value: Becoming a leader in value-based health care by offering new services and solutions to improve outcomes and efficiencies, lower costs by reducing hospitalizations, improve remote clinical management, and increase patient engagement.

Our primary customers include hospitals, clinics, third-party health care providers, distributors, and other institutions, including governmental health care programs and group purchasing organizations (GPOs).
On January 26, 2015 (Acquisition Date), Medtronic completed the acquisition of Covidien plc, a public limited company organized under the laws of Ireland (Covidien) in a cash and stock transaction valued at approximately $50 billion. In connection with the transaction, Medtronic, Inc., a Minnesota corporation (Medtronic, Inc.), and Covidien were combined under and became subsidiaries of Medtronic plc. Covidien was a global leader in the development, manufacture and sale of healthcare products for use in clinical and home settings and had net sales for its fiscal year ended September 26, 2014 of $10.659 billion. On a pro forma basis, as if the Covidien merger had occurred at the beginning of fiscal year 2014, our combined net sales would have been $28.369 billion for fiscal year 2015 and $27.380 billion for fiscal year 2014, see Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The merger with Covidien provides the combined company with increased financial strength and flexibility and is expected to meaningfully accelerate all three strategies discussed above.
With the Covidien acquisition, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The majority of Covidien’s operations are included in our new Minimally Invasive Therapies Group. The net sales amounts in the summary below include Covidien results for only one quarter since the Acquisition Date. Therefore, the Minimally Invasive Therapies Group is expected to be similar in size to our Cardiac and Vascular Group as measured by net sales on an annual basis. For more information on our segments, please see Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
We currently function in four operating segments that primarily manufacture and sell device-based medical therapies. Our operating segments with each of their reported net sales for fiscal year 2015, along with their related divisions and businesses, are as follows:
Cardiac and Vascular Group (Fiscal year 2015 net sales of $9.361 billion)

•	Cardiac Rhythm & Heart Failure

•	Coronary & Structural Heart

•	Aortic & Peripheral Vascular
Minimally Invasive Technologies Group (Fiscal year 2015 net sales of $2.387 billion)

•	Surgical Solutions

•	Patient Monitoring and Recovery
Restorative Therapies Group (Fiscal year 2015 net sales of $6.751 billion)

•	Spine

•	Neuromodulation

•	Surgical Technologies

•	Neurovascular
Diabetes Group (Fiscal year 2015 net sales of $1.762 billion)

•	Intensive Insulin Management

•	Non-Intensive Diabetes Therapies

•	Diabetes Services & Solutions
CARDIAC AND VASCULAR GROUP
Cardiac Rhythm & Heart Failure Disease Management (CRHF)
Our CRHF division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, information systems for the management of patients with CRHF devices, and an integrated health solutions business.
The following are the principal products and services offered by our CRHF division:
Implantable Cardiac Pacemakers (Pacemakers) Our latest generation of pacemaker systems is the Advisa and Revo MRI SureScan models, which have received United States (U.S.) Food and Drug Administration (U.S. FDA) approval, and the Advisa and Ensura MRI SureScan models as well as the Micra Transcatheter Pacing System, which have all received Conformité Européene (CE) Mark approval.
Implantable Cardioverter Defibrillators (ICDs) Our latest generation ICD is the Evera MRI SureScan, the first ICD system with CE Mark approval for full-body MRI scans. The Evera system is paired with the reliable Sprint Quattro Secure lead, the only defibrillator lead with more than 10 years of proven performance with active monitoring.
Implantable Cardiac Resynchronization Therapy Devices (CRT-Ds and CRT-Ps) Our latest generation of CRT-Ds is the Viva/Brava family with Attain Performa quadripolar lead and features a new algorithm, called AdaptivCRT, which improves heart failure patients' response rate to CRT-D therapy. With respect to CRT-P, Viva CRT-P is our latest generation device.
AF Products Our portfolio of AF products includes the Arctic Front Advance Cardiac Cryoballoon System designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF. Additionally, we have a second-generation CE Mark approved Phased RF System, PVAC Gold, which uses duty cycled, phased radio frequency energy for the treatment of symptomatic paroxysmal persistent and long-standing persistent AF.
Diagnostics and Monitoring Devices Our Reveal LINQ is our newest Insertable Cardiac Monitor (ICM) System. The system is used to record the heart’s electrical activity before, during, and after transient symptoms such as syncope (i.e., fainting) and palpitations to assist in diagnosis.
Services and Solutions Our Cardiocom products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Our TYRX products include the Absorbable Antibacterial Envelope and the TYRX Neuro Absorbable Antibacterial Envelope, which are designed to stabilize electronic implantable devices and help prevent infection associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Our Cath Lab Managed Services business is focused on developing novel partnerships with hospitals to provide services directly related to hospital operational efficiency.
Coronary & Structural Heart Disease Management (CSH)
Our CSH division includes therapies to treat coronary artery disease (CAD), and heart valve disorders. Our products include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guide wires, diagnostic catheters, and accessories as well as products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, and surgical ablation products.
The following are the principal products offered by our CSH division:
Transcatheter Heart Valves (TCVs) Our latest generation TCVs include the CoreValve family of aortic valves. CoreValve, which is the only TCV system shown to be superior to open-heart surgery, has received U.S. FDA approval for extreme and high risk patients. Our next-generation recapturable TCV system, CoreValve Evolut R, has received CE Mark approval and enrollment in the U.S. IDE is complete.

Percutaneous Coronary Intervention (PCI) Our latest generation PCI stent products include our Resolute Integrity drug-eluting stent systems, which have received U.S. FDA approval, as well as Resolute Onyx drug-eluting stent systems, which have received CE Mark approval.
Heart Surgery We offer a complete line of surgical valve replacement and repair products for damaged or diseased heart valves. Our replacement products include both tissue and mechanical valves. We also offer a complete line of blood-handling products that form a circulatory support system to maintain and monitor blood circulation and coagulation status, oxygen supply, and body temperature during arrested heart surgery. Additionally, we offer surgical ablation systems and positioning and stabilization technologies.
Aortic & Peripheral Vascular Disease Management (APV)
Our APV division, which includes a portion of the Covidien Peripheral business, is comprised of a comprehensive line of products and therapies to treat aortic disease (such as aneurysms, dissections, and transections) as well as peripheral vascular disease (PVD). Our products include endovascular stent graft systems, peripheral drug coated balloon, stent and angioplasty systems, and carotid embolic protection systems for the treatment of vascular disease outside the heart.
The following are the principal products offered by our APV division:
Endovascular Stent Grafts Our products are designed to treat aortic aneurysms in either the abdomen (AAA) or thoracic (TAA) regions of the aorta. Our product line includes a range of endovascular stent grafts and accessories including the market-leading Endurant II abdominal stent graft system and the Valiant Captivia thoracic stent graft system.
Peripheral Vascular Intervention (PVI) Our primary PVI products include percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, which have U.S. FDA and CE Mark approval, as well as peripheral stents such as the Complete SE Vascular Stent and the Assurant Cobalt Iliac Stent and directional atherectomy products such as the TurboHawk plaque excision system, and other products to support procedures.

MINIMALLY INVASIVE THERAPIES GROUP
Surgical Solutions
Surgical Solutions develops, manufactures, and markets products and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. In addition, we develop, manufacture, and market several unique products in the emerging fields of minimally invasive gastrointestinal diagnostics, ablation, and interventional lung.
The following are the principal products offered by our Surgical Solutions division:
Surgical Innovations This business includes sales of stapling, vessel sealing, fixation (hernia mechanical devices), mesh, hardware and surgical instruments, sutures, and electrosurgery products. Key advanced surgical products include: the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple technology and the Endo GIA ultra universal stapler; the iDrive powered stapling systems; the LigaSure vessel sealing system, a multifunctional laparoscopic instrument for use with the ForceTriad; the Sonicision cordless ultrasonic dissection system; AbsorbaTack absorbable mesh fixation device for hernia repair; Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair; and Parietex ProGrip, a selfgripping, biocompatible solution for inguinal hernias.
Early Technologies Our products include ablation products, and interventional lung and gastrointestinal solutions. This includes the i·Logic System to evaluate lung lesions; the Cool-tip radiofrequency ablation system; the Evident microwave ablation system; the PillCam SB, a minimally-invasive, swallowed optical endoscopy technology; and the HALO ablation catheters for treatment of Barrett’s esophagus.
Patient Monitoring & Recovery (PMR)
Our PMR division develops, manufactures, and markets products and therapies to enable complication-free recovery to enhance patient outcomes.
The following are the principal products offered by our PMR division:
Patient Monitoring Our products include sensors, monitors, and temperature management products. Key patient monitoring products include: the Nellcor Bedside SpO2 patient monitoring system, the Bispectral Index (BIS) brain monitoring technology, the INVOS Cerebral/Somatic Oximeter, Microstream® capnography monitors, and related modules and sensors.

Airway & Ventilation This business primarily includes sales of airway, ventilator and inhalation therapy products. Key airway & ventilation products include: the Puritan Bennett 840 and 980 ventilators, the Newport e360 and HT70 ventilators, theTaperGuard Evac tube, Mallinckrodt®Endotracheal Tubes, Shiley Tracheostomy Tubes, DAR Filters, and resuscitation bags.
Nursing Care This business primarily includes sales of incontinence, wound care, enteral feeding, urology, and suction products. Key nursing care products include Curity and Kerlix gauze and bandages and Kangaroo enteral feeding systems.
Patient Care & Safety (PCS) Our products include medical surgical products, such as operating room supply products, electrodes, and SharpSafety products, which includes needles, syringes, and sharps disposal products. In addition, we manufacture Original Equipment Manufacturer (OEM) products, which are various medical supplies manufactured for other medical products companies. Under our Medi-Trace brand, we offer a comprehensive line of monitoring, diagnostic, and defibrillation electrodes.

RESTORATIVE THERAPIES GROUP
Spine

Our Spine division develops, manufactures, and markets a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. Our products and therapies treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. Our Spine division also provides biologic solutions for the orthopedic and dental markets and, in concert with our Surgical Technologies business, we offer unique and highly differentiated navigation, neuromonitoring, and power technologies designed for spine procedures.
The following are the principal products offered by our Spine division:
Thoracolumbar Products Our products used to treat conditions in this region of the spine include the CD HORIZON SOLERA and LEGACY Systems, and the CAPSTONE interbody spacers. In addition, Medtronic offers a number of products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON SOLERA SEXTANT and LONGITUDE Percutaneous Fixation Systems, the Direct Lateral Access System and corresponding CLYDESDALE Interbody Implant, Xpander II Balloon Kyphoplasty product for vertebral compression fractures, and the METRx System. Other products include AMT interbody implants, Powerease powered surgical instruments, and the NIM-ECLIPSE Spinal System.
Cervical Products Products used to treat conditions in this region of the spine include the ATLANTIS VISION ELITE Anterior Cervical Plate System, the VERTEX SELECT Reconstruction System, and the PRESTIGE and BRYAN Cervical Artificial Discs.
Biologics Products Our Biologics platform products include INFUSE Bone Graft (InductOs in the European Union (EU)), which contains a recombinant human bone morphogenetic protein, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications, Demineralized Bone Matrix (DBM) products, including MagniFuse, Grafton/Grafton Plus, and PROGENIX, and the MASTERGRAFT family of synthetic bone graft products - Matrix, Putty, and Granules.
Neuromodulation
Our Neuromodulation division includes implantable neurostimulation and targeted drug delivery systems for the management of chronic pain, common movement disorders, spasticity, and urologic and gastrointestinal disorders. Neurostimulation uses an implantable medical device, similar to a pacemaker, called a neurostimulator.
The following are the principal products offered by our Neuromodulation division:
Neurostimulation Systems for Chronic Pain We have a large portfolio of neurostimulation systems, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and/or limb pain. Our portfolio of products includes pain neurostimulation systems with SureScan MRI Technology, including the RestoreSensor (rechargeable) SureScan MRI, with its proprietary AdaptiveStim technology.
Implantable Drug Infusion Systems Our SynchroMed II Implantable Infusion System delivers small quantities of drug directly into the intrathecal space surrounding the spinal cord. These devices are used to treat chronic, intractable pain and severe spasticity associated with cerebral palsy, multiple sclerosis, spinal cord and traumatic brain injuries, and stroke.
Deep Brain Stimulation (DBS) Systems DBS is currently approved in many countries around the world for the treatment of the disabling symptoms of essential tremor, Parkinson's disease, refractory epilepsy (outside the U.S.), severe, treatment-resistant obsessive-compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Our family of Activa Neurostimulators for DBS includes Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery).

Gastroenterology & Urology (Gastro/Uro) Systems Our Sacral neuromodulation uses InterStim, a neurostimulator, to help control the symptoms of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Currently, Enterra Therapy is the only gastric electrical stimulation therapy approved in the U.S. (under a HDE), Europe, and Canada for use in the treatment of intractable nausea and vomiting associated with gastroparesis. The system, which contains a small neurostimulator and two leads, stimulates the smooth muscles of the lower stomach.
Surgical Technologies
Our Surgical Technologies division develops, manufactures, and markets products and therapies to treat diseases and conditions of the ear, nose, and throat (ENT) and certain neurological disorders. In addition, the division develops, manufactures, and markets image-guided surgery and intra-operative imaging systems that facilitate surgical planning during precision cranial, spinal, sinus, and orthopedic surgeries. Our Advanced Energy business includes products in the emerging field of advanced energy surgical incision technology, as well as the haemostatic sealing of soft tissue and bone.
The following are the principal products offered by our Surgical Technologies division:
Neurosurgery Our Navigation products are used in cranial, spinal, sinus, and orthopedic surgeries: the StealthStation S7 Navigation and i7 Integrated Navigation Systems, and the O-arm 2D/3D Surgical Imaging System.
ENT The following products treat ENT diseases and conditions: Straightshot M5 Microdebrider Handpiece, the IPC system, NIM Nerve Monitoring Systems, Fusion ENT Navigation System, as well as surgical products for Snoring and Obstructive Sleep Apnea.
Advanced Energy Our PEAK Surgery System is a tissue dissection system that consists of the PEAK PlasmaBlade and PULSAR Generator and is cleared for use in a variety of settings, including plastic reconstructive surgery, general surgery, and certain conditions of ENT. Our Aquamantys System uses patented transcollation technology to provide haemostatic sealing of soft tissue and bone and is cleared for use in a variety of surgical procedures, including orthopedic surgery, spine, solid organ resection and thoracic procedures.
Neurovascular
Our Neurovascular division, which was acquired in the Covidien acquisition, develops, manufactures, and markets products and therapies to treat diseases of the vasculature in and around the brain. Our products include coils, neurovascular stents, and flow diversion products, as well as access and delivery products to support procedures.
The following are the principal products offered by our Neurovascular division:
The Pipeline and Pipeline Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms; the Solitaire FR revascularization device for treatment of acute ischemic stroke; and the Apollo Onyx delivery micro catheter, the first detachable tip micro-catheter available in the U.S.

DIABETES GROUP
Our Diabetes group consists of three divisions (Intensive Insulin Management, Non-Intensive Diabetes Therapies, and Diabetes Services & Solutions) that develop, manufacture, and market advanced, integrated diabetes management solutions that include insulin pump therapy, continuous glucose monitoring (CGM) systems, and therapy management software.
The following are the principal products offered by our Diabetes divisions:
Integrated Diabetes Management Solutions We have the only integrated insulin pump and CGM system currently available on the market. In the U.S., we offer the MiniMed 530G System featuring our threshold suspend technology, which automatically suspends insulin delivery when glucose levels reach a pre-determined threshold, and newest CGM sensor, Enlite, a sensor that can be worn for 6-days and is more comfortable, more accurate, and smaller than our previous generation sensor. Outside the U.S., we offer our MiniMed 640G System, an integrated system with the Enhanced Enlite CGM sensor that features SmartGuard technology, which automatically suspends insulin delivery when sensor glucose levels are predicted to approach a low limit and then resumes insulin delivery once levels recover.
Professional CGM In addition to our Personal CGM (Enlite), we offer physicians a Professional CGM product called the iPro2/iPro Professional CGM System. Patients wear the iPro2/iPro recorder to capture glucose data that is later uploaded in a physician’s office to reveal glucose patterns and potential problems, including hyperglycemic and hypoglycemic episodes. The data leads to more informed treatment decisions.

CareLink Therapy Management Software Our web-based therapy management software solutions, including CareLink Personal software for patients and CareLink Pro software, to help patients and their health care providers control their diabetes.

Customers and Competitors
Cardiac and Vascular Group The primary medical specialists who use our Cardiac and Vascular products include electrophysiologists, implanting cardiologists, heart failure specialists, cardiovascular and vascular surgeons and interventional cardiologists and radiologists. Our primary competitors are St. Jude Medical, Inc. (St. Jude), Boston Scientific Corporation (Boston Scientific), Sorin Group (Sorin), Edwards Lifesciences Corporation (Edwards), C.R. Bard Inc. (Bard), and Abbott Laboratories (Abbott).
Minimally Invasive Therapies Group The products and therapies of this group are used primarily by hospitals, physicians' offices, and ambulatory care centers, as well as other alternate site healthcare providers. Our primary competitors are Johnson & Johnson, Boston Scientific, Baxter International Inc., and Bard.

Restorative Therapies Group The primary medical specialists who use the products of this group include spinal surgeons, neurosurgeons, neurologists, pain management specialists, anesthesiologists, orthopedic surgeons, urologists, interventional radiologists, and ear, nose, and throat specialists. Our primary competitors include Johnson & Johnson, Boston Scientific, St. Jude, Stryker Corporation (Stryker), NuVasive, Inc., and Zimmer Holdings, Inc. (Zimmer).
Diabetes Group The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists, diabetologists, and internists. Our primary competitors are Johnson & Johnson, DexCom, Inc., Insulet Corporation, and F. Hoffmann-La Roche Ltd.

OTHER FACTORS IMPACTING OUR OPERATIONS
Research and Development
The markets in which we participate can be subject to rapid technological advances. Constant improvement of products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, our development activities are intended to help reduce patient care costs and the length of hospital stays in the future. We have not engaged in significant customer or government-sponsored research.
During fiscal years 2015, 2014, and 2013, we spent $1.640 billion (8.1 percent of net sales), $1.477 billion (8.7 percent of net sales), and $1.557 billion (9.4 percent of net sales) on R&D, respectively. The Covidien acquisition contributed to the decline in R&D as a percent of net sales during fiscal year 2015. Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, and developing new products. We continue to focus on optimizing innovation, improving our R&D productivity, driving growth in emerging markets, clinical evidence generation, and assessing our R&D programs based on their ability to deliver economic value to our customers.
Acquisitions and Investments
Our strategy to provide a broad range of therapies to restore patients' health and extend lives requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop an all-encompassing portfolio of technological solutions. In addition to internally generated growth through our R&D efforts, historically we have relied, and expect to continue to rely, upon acquisitions, investments, and alliances to provide access to new technologies both in areas served by our existing businesses as well as in new areas and markets.
We expect to make future investments or acquisitions where we believe that we can stimulate the development of, or acquire new technologies and products to further, our strategic objectives, and strengthen our existing businesses. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, and/or cash flows.

For additional information, see Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K and "Item 1A. Risk Factors - Failure to integrate acquired businesses into our operations successfully could adversely affect our business."
Acquisition of Covidien plc
On January 26, 2015, pursuant to a transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), Medtronic, Inc. and Covidien became subsidiaries of the Company. The total cash and stock value of the Covidien acquisition was approximately $50 billion. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group and Restorative Therapies Group segments.
Based upon a preliminary acquisition valuation, the Company acquired $18.3 billion of customer-related intangible assets, $7.1 billion of technology-based intangible assets, $0.5 billion of tradenames, with weighted average estimated useful lives of 18, 16, and 3 years, respectively, $0.4 billion of in-process research and development (IPR&D), and $29.6 billion of goodwill.
Other Fiscal Year 2015 Acquisitions
Sophono, Inc.
On March 26, 2015, the Company acquired Sophono, Inc. (Sophono), a privately-held developer and manufacturer of minimally invasive, transcutaneous bone conduction hearing implants. Total consideration for the transaction was approximately $17 million, which included an upfront payment of $6 million and the estimated fair value of revenue-based contingent consideration of $11 million. Based upon a preliminary acquisition valuation, the Company acquired $11 million of technology-based intangible assets with an estimated useful life of 13 years at the time of the acquisition, $2 million of IPR&D, and $5 million of goodwill.
Diabeter
On March 26, 2015, the Company acquired Diabeter, an innovative Netherlands-based diabetes clinic and research center dedicated to providing comprehensive and individualized care for children and young adults with diabetes. Total consideration for the transaction was approximately $10 million. Based upon a preliminary acquisition valuation, the Company acquired $9 million of goodwill.
NGC Medical S.p.A.
On August 26, 2014, the Company acquired NGC Medical S.p.A. (NGC), a privately-held Italian company that offers a broad suite of hospital management services. Total consideration for this transaction was approximately $340 million. Medtronic had previously invested in NGC and held a 30 percent ownership position. Net of this ownership position, the transaction value was approximately $238 million. Based upon a preliminary valuation, the Company acquired $159 million of customer-related intangible assets and tradenames with an estimated useful life of 20 years at the time of acquisition and $197 million of goodwill.
Sapiens Steering Brain Stimulation
On August 25, 2014, the Company acquired Sapiens Steering Brain Stimulation (Sapiens), a privately-held developer of deep brain stimulation technologies. Total consideration for the transaction was approximately $203 million. Based upon a preliminary valuation, the Company acquired $30 million of IPR&D and $170 million of goodwill.
Visualase, Inc.
On July 25, 2014, the Company acquired Visualase, Inc. (Visualase), a privately-held developer of minimally invasive MRI guided laser ablation for surgical applications. Total consideration for the transaction was approximately $97 million. Based upon a preliminary valuation, the Company acquired $66 million of technology-based intangible assets with an estimated useful life of 10 years at the time of acquisition and $43 million of goodwill.
Corventis, Inc.
On June 20, 2014, the Company acquired Corventis, Inc. (Corventis), a privately-held developer of wearable, wireless technologies for cardiac disease. Total consideration for the transaction was approximately $131 million, including a $50 million payment to Medtronic with respect to settlement of outstanding debt. Based upon the acquisition valuation, the Company acquired $80 million of technology-based intangible assets with an estimated useful life of 16 years at the time of acquisition and $48 million of goodwill.
Patents and Licenses
We rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and non-disclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology.

U.S. patents typically have a 20-year term from the application date while patent protection outside the U.S. varies from country to country. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products, and strategies as trade secrets. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business as a whole. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. For additional information see “Item 1A. Risk Factors - We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.” and Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Markets and Distribution Methods
We sell most of our medical devices and therapies through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in markets outside the U.S. For certain portions of our business acquired through the Covidien acquisition, we also sell through distributors in the U.S. Our medical supplies products are used primarily in hospitals, surgi-centers and alternate care facilities, such as home care and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs) primarily through third-party distributors, although we also have direct sales representatives. We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. Our three largest markets are the U.S., Western Europe, and Japan. Emerging markets are an area of increasing focus and opportunity as we believe they remain under-penetrated.
Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide - including physicians, hospitals, other medical institutions, and GPOs. To achieve this objective, we organize our marketing and sales teams around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and other customers and enhance our ability to cross-sell complementary products. We believe that we maintain excellent working relationships with physicians and others in the medical industry that enable us to gain a detailed understanding of therapeutic and diagnostic developments, trends, and emerging opportunities and respond quickly to the changing needs of physicians and patients. We attempt to enhance our presence in the medical community through active participation in medical meetings and by conducting comprehensive training and educational activities. We believe that these activities contribute to physician expertise.
In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers is to consolidate into larger purchasing groups to enhance purchasing power. This enhanced purchasing power may lead to pressure on pricing and increased use of preferred vendors. Our customer base continues to evolve to reflect such economic changes across the geographic markets we serve. We are not dependent on any single customer for more than 10 percent of our total net sales.
Competition and Industry
We compete in both the therapeutic and diagnostic medical markets in approximately 160 countries throughout the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. Our product lines face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products. In addition, we face competition from providers of other medical therapies such as pharmaceutical companies.
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about our products, reflecting the importance of product quality, product efficacy, and quality systems in the medical device industry. In addition, in the current environment of managed care, economically motivated customers, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.

Worldwide Operations
Our global operations are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country; often with longer-term receivables than are typical in the U.S. Foreign currency exchange rate fluctuations can affect revenues, net of expenses, and cash flows from operations outside the U.S. We use operational and economic hedges, as well as currency exchange rate derivative contracts, to manage the impact of currency exchange rate changes on earnings and cash flow. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In addition, the repatriation of earnings of certain subsidiaries outside the U.S. may result in substantial U.S. tax cost.
For financial reporting purposes, net sales and property, plant, and equipment attributable to significant geographic areas are presented in Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Production and Availability of Raw Materials
We manufacture most of our products at 80 manufacturing facilities located in various countries throughout the world. The largest of these manufacturing facilities are located in Ireland, the U.S. (in thirteen states), Puerto Rico, Canada, Costa Rica, Dominican Republic, France, Germany, Israel, Italy, Japan, Mexico, The People's Republic of China, Singapore, and Switzerland. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the U.S. FDA’s requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, a sudden or unexpected reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations. We have reporting and disclosure requirements related to the use of certain minerals, known as "conflict minerals" (tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2014 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to ensure adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business and rights to return product under warranty to meet the operational demands of our customers.
Employees
On April 24, 2015, we employed more than 92,000 employees (including full-time equivalent employees). Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment.
Seasonality
Worldwide sales, including U.S. sales, do not reflect a significant degree of seasonality; however, the number of medical procedures incorporating Medtronic products is generally lower during summer months, due to summer vacation schedules in the northern hemisphere, particularly in European countries. In addition, pulse oximetry sales can be impacted by flu season.
Government Regulation and Other Considerations
Our products are subject to regulation by numerous government agencies, including the U.S. FDA and similar agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. Our business is also affected by U.S. and foreign patient privacy laws, cost containment initiatives and environmental health and safety laws and regulations. The primary laws and regulations that affect our business are described below.
The laws applicable to us are subject to change and are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Medtronic and its officers and employees could be subject to severe criminal and civil penalties including substantial fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
Product Approval Processes
Authorization to commercially distribute a new medical device or technology in the U.S. is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our new medical device or technology is substantially equivalent to a legally marketed medical device or technology. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with U.S. FDA investigational device exemption regulations. We must receive an order from the U.S. FDA finding substantial equivalence to another legally marketed medical device or technology before we can commercially distribute the new medical device or technology. Modifications to cleared medical devices or technologies can be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness. Covidien products are generally subject to the pre-market notification process. A very small number of our devices are exempt from pre-market review.
The second, more rigorous process, known as pre-market approval (PMA), requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting data regarding design, materials, bench and animal testing, and human clinical data for the medical device. The U.S. FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. This process is much more detailed, time-consuming, and expensive than the 510(k) process. A third, seldom used, process for approval exists for humanitarian use devices, intended for patient populations of less than 4,000 patients per year in the U.S. This exemption is similar to the PMA process; however, a full showing of product effectiveness from large clinical trials is not required. The threshold for approving these products is probable benefit and safety.
Many countries outside the U.S. to which we export medical devices also subject such medical devices and technologies to their own regulatory requirements. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device or technology changes and any new regulations or standards relevant to the device or technology and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries. Because export control and economic sanctions laws and regulations are complex and constantly changing, we cannot assure you that laws and regulations may not be enacted, amended, enforced or interpreted in a manner materially impacting our ability to sell or distribute products.
In the European Union (EU), a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. A notified body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the medical device directive. Medtronic is subject to inspection by notified bodies for compliance. The competent authorities of the EU countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws transcribing the medical device directives.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government, through the Ministry of Health, Labour, and Welfare (MHLW), regulates medical devices under the Pharmaceutical Affairs Law (PAL). Oversight for medical devices is conducted with participation by the Pharmaceutical and Medical Devices Agency (PMDA), a quasi-government organization performing many of the review functions for MHLW. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. MHLW and PMDA also assess the quality management systems of the manufacturer and the product conformity to the requirements of the PAL. Medtronic is subject to inspection for compliance by these agencies.
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, on existing regulations. Certain regulators are requiring local clinical data in addition to global clinical data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future. There can be no assurance that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all.

Ongoing U.S. FDA Regulations

Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. The U.S. FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the U.S. FDA for compliance with the U.S. FDA’s quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of all finished medical devices intended for human use. In addition, the U.S. FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice (DOJ), and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although surgeons are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the U.S. FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for cleared or approved uses. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices. The U.S. FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The U.S. FDA may also recommend prosecution to the DOJ. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.
In April 2015 we entered into a consent decree with the FDA relating to our Neuromodulation business’ SynchroMed drug infusion system and the Neuromodulation quality system.  The consent decree requires the Company to complete certain corrections and enhancements to the SynchroMed pump and the Neuromodulation quality system.  The consent decree limits the Company's ability to manufacture and distribute the SynchroMed drug infusion system, unless specific conditions are met.  The agreement does not require the retrieval of any of the Company’s products, but the Company must retain a third-party expert to inspect the Neuromodulation quality system and to provide a certification that the system complies with the requirements of the consent decree.  Once this certification is provided to the FDA's satisfaction, the limitations on manufacturer and distribution of SynchroMed pumps will be lifted.  Thereafter, the Company must submit periodic audit reports to the FDA to ensure ongoing compliance with the consent decree.
Governmental Trade Regulations
The sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive governmental trade regulations. A variety of laws and regulations, both in the U.S. and in the countries in which we transact business, apply to the sale, shipment and provision of goods, services and technology across international borders. Because we are subject to extensive regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities. These laws and regulations govern, among other things, our import and export activities.
The U.S. FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. Medtronic is also subject to foreign trade controls administered by several U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department. We import raw materials, components and finished products into the countries in which we transact business. We act as the import of record in many instances, but we also sell and ship goods to third parties who are themselves responsible for complying with applicable trade laws and regulations. In our role as importer of record, we are directly responsible for complying with customs laws and regulations concerning the importation of our raw materials, components and finished products. If applicable government agencies were to determine that we or such third parties were not in compliance with applicable U.S. FDA or customs laws and regulations when engaging in cross-border transactions involving our products, we may be subject to civil or criminal enforcement action, and varying degrees of liability, depending on the nature of the violation and the extent of our culpability. In addition, such determinations may cause supply chain disruptions and delays in the distribution of our products that impact our business activities.
Many countries, including the U.S., control the export and re-export of goods, technology and services for reasons including public health, national security, regional stability, antiterrorism policies and other reasons. In certain circumstances, approval from governmental authorities may be required before goods, technology or services are exported or re-exported to certain destinations, to certain end-users and for certain end-uses. In addition, international sales of our medical devices that have not received U.S. FDA approval are subject to U.S. FDA export requirements. Some governments may also impose economic sanctions against certain countries, persons or entities. In addition to our need to comply with such regulations in connection with our direct export activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If applicable government agencies were to determine that we, or the third parties through which we export goods, were not in compliance with applicable export control or economic sanctions laws and regulations when engaging in transactions involving our products, we may be subject to civil or criminal enforcement action, and varying degrees of liability, dependent upon the nature of the violation and the extent of our culpability. Similarly, such determinations may cause disruption or delays in the distribution and sales of our products, or result in restrictions being placed upon our international distribution and sales of products which may materially impact our business activities.
Anti-Boycott Laws
Under U.S. laws and regulations, U.S. companies and their controlled-in-fact foreign subsidiaries and affiliates are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and a foreign country. Currently, the U.S. considers the Arab League boycott of Israel to constitute an unsanctioned foreign boycott. We are responsible for ensuring we comply with the requirements of U.S. anti-boycott laws for all transactions in which we are involved. If we, or certain third parties through which we sell or provide goods or services, are determined to have violated U.S. anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability, dependent upon the nature of the violation and the extent of our culpability. Penalties for any violations of anti-boycott laws and regulations could include criminal penalties and civil sanctions such as fines, imprisonment, debarment from government contracts, loss of export privileges and the denial of certain tax benefits, including foreign tax credits, and foreign subsidiary deferrals.
Patient Privacy Laws
U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure, and security of protected health information by “Covered Entities,” which are health care providers that submit electronic claims, health plans, and health care clearinghouses. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). These included directing HHS to publish more specific security standards, and increasing breach notification requirements, as well as tightening certain aspects of the privacy rules. HHS published the final versions of these new rules in January 2013, and Covered Entities and Business Associates were expected to be in compliance by September 2013. In addition, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly. Medtronic is generally not a Covered Entity, except for a few units such as our Diabetes business, Medtronic Monitoring, Inc. and our health insurance plans. Medtronic only operates as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary, but the framework is already in place. However, the potential for enforcement action against us is now greater, as HHS can take action directly against Business Associates. Thus, while we believe we are and will be in substantial compliance with HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While Medtronic has not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation.
We are also impacted by the privacy requirements of countries outside the United States. Privacy standards in Europe and Asia are becoming increasingly strict. Enforcement action and financial penalties related to privacy in the EU are growing, and new laws and restrictions are being passed. The management of cross border transfers of information among and outside of EU member countries is becoming more complex, which may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data. China and Russia have passed so-called “data localization” laws, which require multi-national companies that store certain individually identifiable data on their citizens to maintain that data on servers located in their country. Restrictions on transfer or processing of that data may apply as well. These laws are new and the Chinese and Russian governments have not yet issued guidance on how they will apply or enforce them. The restrictions may complicate our operations in those countries, adding complexity and additional management and oversight needs. We will continue our efforts to comply with those requirements and to adapt our business processes to applicable laws.
Cost Containment Initiatives
Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Hospitals, which purchase implants, are also seeking to reduce costs through a variety of mechanisms, including, for example, creating centralized purchasing functions that set pricing and in some cases limiting the number of vendors that can participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products.
Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. International examples of cost containment initiatives and health care reforms in markets significant to Medtronic's business include Japan, where the government reviews reimbursement rate benchmarks every two years, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures. As a result of our manufacturing efficiencies, cost controls and other cost-savings initiatives, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation, new or changed coverage and reimbursement government or private payor policies or decisions, or other reforms, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.
Regulations Governing Reimbursement
The delivery of our devices is subject to regulation by HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services.
U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of purchasing, ordering, recommending making referrals to items or services reimbursable by a federal health care program; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. Insurance companies can also bring a private cause of action for treble damages against a manufacturer for a pattern of causing false claims to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. In addition, the U.S. Foreign Corrupt Practices Act (FCPA) can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

The laws and regulations of health care goods and services that are applicable to us, including those described above, are subject to evolving interpretations and enforcement discretion. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil financial penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare. Any failure to comply with laws and regulations relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.
Our profitability and operations are subject to risks relating to changes in U.S. and foreign legislative, regulatory and reimbursement policies and decisions as well as changes to private payer reimbursement coverage and payment decisions and policies. Implementation of further legislative or administrative reforms to the reimbursement system in the U.S. and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
Environmental Health and Safety Laws
We are also subject to various environmental health and safety laws and regulations both within and outside the U.S. Like other companies in our industry, our manufacturing and other operations involve the use and transportation of substances regulated under environmental health and safety laws including those related to the transportation of hazardous materials. To the best of our knowledge at this time, we do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position, or cash flows.
Litigation Risks
Patent Litigation We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the outcomes associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors - We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.” and Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Product Liability and Other Claims We operate in an industry susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. We are also susceptible to other litigation, including private securities litigation, shareholder derivative suits and contract litigation. These claims may be asserted against us in the future based on events we are not aware of at the present time. While it is not possible to predict the outcome of product liability litigation, we believe the outcomes associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors - Quality problems with, and product liability claims in connection with, our processes, goods, and services, could lead to recalls or safety alerts, harm our reputation and have a material adverse effect on our business, results of operations, financial condition and our cash flows.” and Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Self-Insurance
With the exception of insurance that Covidien currently holds for certain risks, we have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations, and dramatically higher insurance premium rates. We maintain a directors and officers insurance policy providing limited coverage and we continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage for other categories of losses in the future. Based on historical loss trends, we believe that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. The absence of third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

Section 13(r) of the Exchange Act
Under Section 13(r) of the Exchange Act, the Company is required to include certain disclosures in its periodic reports if the Company or any of its affiliates knowingly engaged in certain specified activities during the period covered by the report. As part of its ongoing compliance program, the Company identified certain sales of medical devices made during fiscal year 2015 by one of its non-U.S. affiliated entities to parties in Iran that were not covered by a general license issued by the U.S. Treasury Department's Office of Foreign Assets Controls ("OFAC"). Those sales, which were generally conducted through distributors, whose customers include public hospitals which may be owned or controlled directly or indirectly by the Iranian government, resulted in approximately $4 million in gross revenues and approximately $3 million in net profits (excluding selling, general, and administrative expenses and allocations) in fiscal year 2015. At the time of these sales, the Company believed, based on correspondence received from OFAC in response to a request to renew the specific licenses the Company had to cover these sales, that the sales were eligible for an OFAC general license. The Company subsequently obtained the specific licenses required for these continued sales. The Company has also submitted an initial notification of voluntary self-disclosure regarding this matter to OFAC.
Executive Officers of Medtronic
Set forth below are the names and ages of current Section 16(b) executive officers of Medtronic, as well as information regarding their positions with Medtronic, their periods of service in these capacities, and their business experiences. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.
Omar Ishrak, age 59, has been Chairman and Chief Executive Officer of the Company since January 2015 and of Medtronic, Inc. since June 2011. Prior to that, Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE Healthcare, from 2009 to 2011. Prior to that, Mr. Ishrak was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008 and President and Chief Executive Officer of GE Healthcare Ultrasound and BMD from 1995 to 2004.
Michael J. Coyle, age 52, has been Executive Vice President and Group President, Cardiac and Vascular Group of the Company since January 2015 and of Medtronic, Inc. since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company.
Gary L. Ellis, age 58, has been Executive Vice President and Chief Financial Officer of the Company since January 2015 and of Medtronic, Inc. since April 2014. Prior to that, he was Senior Vice President and Chief Financial Officer from May 2005 to April 2014; Vice President, Corporate Controller and Treasurer from October 1999 to May 2005, and Vice President and Corporate Controller from August 1994 to October 1999. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994. Mr. Ellis is a member of the board of directors of The Toro Company and past chairman of the American Heart Association.
Hooman C. Hakami, age 45, has been Executive Vice President and Group President, Diabetes Group of the Company since January 2015 and of Medtronic, Inc. since June 2014. Prior to that, he was President and Chief Executive Officer of Detection and Guidance Solutions at GE Healthcare from April 2012 to May 2014. Prior to that, he served as President and Chief Executive Officer of Interventional Systems from July 2009 to April 2012; Global Business Transformation leader for GE Healthcare from December 2008 to July 2009; and Vice President and General Manager, Global Ultrasound Services from June 2004 to December 2008. Mr. Hakami started his career with GE and has held the following financial roles: Chief Financial Officer for the Global Ultrasound division from 2001 to 2004; Chief Financial Officer for Clinical and Multi-vendor Services from 1999 to 2001; as well as various finance roles at GE Capital from 1994 to 1999; GE's Aerospace Division from 1992 to 1994 and GE Power Systems from 1991 to 1992.
Bryan C. Hanson, age 48, has been Executive Vice President and Group President, Minimally Invasive Therapies Group of the Company since January 2015. Prior to that, he was Senior Vice President and Group President, Covidien since October 2014; Senior Vice President and Group President, Medical Devices and United States of Covidien from October 2013 to September 2014; Senior Vice President and Group President of Covidien for the Surgical Solutions business from July 2011 to October 2013; and President of Covidien’s Energy-based Devices business from July 2006 to June 2011. Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien from October 1992 to July 2006.
Bradley E. Lerman, age 58, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Executive Vice President, General Counsel, and Corporate Secretary at Federal National Mortgage Association (Fannie Mae) from October 2012 to May 2014; Senior Vice President and Chief Litigation Counsel at Pfizer, Inc. from January 2009 to September 2012; Partner at Winston & Strawn from August

1998 to January 2009; partner at Kirkland & Ellis from March 1996 to July 1998; Associate Independent Counsel from October 1994 to March 1996; and Assistant U.S. Attorney in the Northern District of Illinois from February 1986 to September 1994.
Geoffrey S. Martha, age 45, has been Senior Vice President of Strategy and Business Development of the Company since January 2015 and of Medtronic, Inc. since August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Christopher J. O’Connell, age 48, has been Executive Vice President and Group President, Restorative Therapies Group of the Company since January 2015 and of Medtronic, Inc. since August 2009. Prior to that, he was Senior Vice President and President, Diabetes from October 2006 to August 2009; President of Medtronic’s Emergency Response Systems division from May 2005 to October 2006; and Vice President of Sales and Marketing of Medtronic’s Cardiac Rhythm Disease Management division from November 2001 to May 2005. Mr. O’Connell has served in various management positions since joining the Company in 1994.
Carol A. Surface, age 49, has been Senior Vice President and Chief Human Resources Officer of the Company since January 2015 and of Medtronic, Inc. since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.
Robert ten Hoedt, age 54, has been Executive Vice President and President, EMEAC of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
Item 1A. Risk Factors
Investing in us involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be carefully considered. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties described below are not the only ones related to our businesses and are not necessarily listed in the order of their importance. Additional risks and uncertainty not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Relating to the Company
We operate in a highly competitive industry and we may be unable to compete effectively.
We compete in both the therapeutic and diagnostic medical markets in approximately 160 countries throughout the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection may make our products or proposed products less competitive. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies. Competitive factors include:

•	product reliability,

•	product performance,

•	product technology,

•	product quality,

•	breadth of product lines,

•	product services,

•	customer support,

•	price, and

•	reimbursement approval from health care insurance providers.
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
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about our products; reflecting the importance of product quality, product efficacy, and quality systems in our industry. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in our industry.
Reduction or interruption in supply and an inability to develop alternative sources for supply or other manufacturing difficulties, may adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires the timely delivery of sufficient amount of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements. We manufacture most of our products at numerous manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. We have generally been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. We work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability. However, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and to make our related product sales.
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
In addition, several of our key products are manufactured at a single manufacturing facility, with limited alternate facilities. If an event occurs that results in damage to one or more of such facilities, we may be unable to manufacture the relevant products at the previous levels or at all. Because of the time required to approve and license a manufacturing facility, a third-party manufacturer may not be available on a timely basis to replace production capacity in the event manufacturing capacity is lost.
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
Our medical devices and technologies and our business activities are subject to a complex regime of regulations and an aggressive enforcement environment, including by the U.S. FDA, DOJ, Health and Human Services-Office of the Inspector General, and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
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

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,

•	involve modifications, repairs, or replacements of our products, and

•	result in limitations on the proposed uses of our products.
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
In addition, device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses constitute false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.
Pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals" (tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of each of Medtronic Inc.’s and Covidien's conflict minerals report for the 2014 calendar year, each of Medtronic, Inc. and Covidien were unable to obtain the necessary information on conflict minerals from all of its respective suppliers and was unable to determine that all of its respective products are conflict free. In addition, we may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
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
We may in the future be subject to additional environmental claims for personal injury or cleanup based on our, Medtronic, Inc. and Covidien’s past, present or future business activities. The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on our business, consolidated earnings, financial condition, and/or cash flow.
Our failure to comply with laws and regulations relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, business, financial condition and cash flows.
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payors. Insurance companies can also bring a private cause of action for treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, RICO.
Our profitability and international operations are subject to risks relating to changes in U.S. and foreign medical government and private reimbursement programs and policies and changes in U.S. and foreign legal regulatory requirements. Implementation of further legislative or administrative reforms to the reimbursement system in the U.S. and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
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
Quality problems with, and product liability claims in connection with, our processes, goods, and services, could lead to recalls or safety alerts, harm our reputation and have a material adverse effect on our business, results of operations, financial condition and our cash flows.
Quality is extremely important to us and our customers due to the serious and costly consequences of product failure and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing defects, design flaws, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic and Covidien brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future.
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
Further, we have elected to self-insure with respect to product liability risks and any product liability claim brought against us, with or without merit, could be costly to defend. See "Our self-insurance program may not be adequate to cover future losses." Any of the foregoing problems, including product liability claims or product recalls in the future, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Health care policy changes, including U.S. health care reform legislation, signed in 2010, may have a material adverse effect on us.
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

Continuing worldwide economic instability could adversely affect our revenues, financial condition or results of operations.
Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis continues to cause disruption in the financial markets, including diminished liquidity and credit availability, during certain periods. There can be no assurance that there will not be further deterioration in the global economy. Our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, a significant amount of our trade receivables are with national health care systems in many countries. Repayment of these receivables is dependent upon the financial stability of the economies of those countries.
In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers located outside the U.S. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations.
We are subject to a variety of market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results.
Operations in countries outside of the U.S., accounting for approximately 44 percent of our net sales for the fiscal year ended April 24, 2015, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	fluctuations in foreign currency exchange rates,

•	healthcare reform legislation,

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products,

•	local product preferences and product requirements,

•	longer-term receivables than are typical in the U.S.,

•	trade protection measures and import or export licensing requirements,

•	less intellectual property protection in some countries outside the U.S. than exists in the U.S.,

•	different labor regulations and workforce instability,

•	political and economic instability,

•	the potential payment of U.S. income taxes on earnings of certain controlled foreign subsidiaries subject to U.S. taxation upon repatriation,

•	the expiration and non-renewal of foreign tax rulings and/or grants,

•	potentially negative consequences from changes in or interpretations of tax laws, and

•	economic instability and inflation, recession or interest rate fluctuations.
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
The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such anti-bribery laws.
Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and discourage improper practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, and result in a material adverse effect on our reputation, results of operations, financial condition, and cash flows.
Laws and regulations governing the export of our products could adversely impact our business.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Due to our international operations, we are subject to such laws and regulations, which are complex, restrict our business dealings with certain countries and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Sudan, Syria, Cuba and those in the region of Crimea. Certain of our subsidiaries sell medical devices and surgical tools, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.
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
In an effort to reduce costs, many existing and potential customers for our products within the U.S. have become members of group purchase organizations (GPOs) and integrated delivery networks (IDNs). GPOs and IDNs negotiate pricing arrangement with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.
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
We expect to make future investments where we believe that we can stimulate the development or acquisition of new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and investment collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not materially adversely affect our consolidated earnings, financial condition, and/or cash flows.
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
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We rely on information technology systems to process, transmit and store electronic information in our day-today operations. The size and complexity of our information technology systems makes them vulnerable to increasingly sophisticated cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities.
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

We also could experience negative effects on our results of operations, cash flows, and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense.

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
We are subject to rigorous regulation by the U.S. FDA and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We occasionally receive subpoenas or other requests for information from state and federal governmental agencies, including, among others, the U.S. DOJ and the Office of Inspector General of HHS. These investigations typically relate primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices.
We cooperate with these investigations and respond to such requests. However, when an investigation begins, we cannot predict when it will be resolved, the outcome of the investigation, or its impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to existing CIAs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens, including cost, on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our financial condition and results of operations.
Our substantial leverage and debt service obligations could adversely affect our business.
As of April 24, 2015, our total consolidated external debt was approximately $36.2 billion. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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
Medtronic, Inc. tax court proceeding outcome could have an adverse impact on our financial condition.
In March 2009, the IRS issued its audit report for Medtronic Inc.'s fiscal years 2005 and 2006. Medtronic, Inc. reached agreements with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached a resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. The Company expects a ruling from the Tax Court during fiscal year 2017.
Examination and audits by tax authorities, and Covidien’s tax sharing agreement with Tyco International plc and TE Connectivity Ltd., could result in additional tax payments, which could have a material adverse effect on our and Covidien’s business, results of operations, financial condition and cash flow.
On June 29, 2007, Covidien entered into a tax sharing agreement with Tyco International plc (Tyco International) and TE Connectivity Ltd. (TE Connectivity) pursuant to which Covidien, Tyco International and TE Connectivity agreed to share 42%, 27% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Covidien’s, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of Covidien’s 2007 separation from Tyco International (2007 separation). Under the tax sharing agreement, Tyco International currently has the right to administer, control and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature and amount of any settlement agreed to by Tyco International may not be in our or Covidien’s best interests. The other parties to the tax sharing agreement can remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties.
In connection with the 2007 separation, all tax liabilities associated with Covidien’s business became Covidien’s tax liabilities. Following Covidien’s spin-off of its Pharmaceuticals business to Covidien shareholders through a distribution of all the outstanding ordinary shares of Mallinkrodt (2013 separation), Mallinckrodt became the primary obligor to the taxing authorities for the tax liabilities attributable to its subsidiaries, a significant portion of which relate to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the tax sharing agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity. Although Covidien shares certain tax liabilities with Tyco International and TE Connectivity pursuant to the tax sharing agreement, if Tyco International and TE Connectivity default on their obligations to Covidien under the tax sharing agreement, Covidien would be liable for the entire amount of these liabilities.
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
In addition, the IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised Covidien that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the position taken by the IRS is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. On July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. The outcome of any such litigation is uncertain and could result in a significant increase in liability for taxes arising during these periods. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
The Company has provided reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in a payment that is significantly different from current estimates. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the amount for which it is ultimately liable, we would incur additional charges to expense and such charges could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Tyco International has received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and TE Connectivity common shares by Tyco International to its shareholders, substantially to the effect that the distribution, except for cash received in lieu of a fractional share, of Covidien shares and the TE Connectivity common shares, qualifies as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation from Tyco International qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained tax opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions.
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
We could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the tax matters agreement that was entered into with Mallinckrodt, if it is ultimately determined that certain related transactions undertaken in anticipation of the 2013 distribution are taxable. We could also incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of Covidien’s separation from Tyco International should be treated as taxable transactions.
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
Moreover, U.S. and foreign tax authorities may carefully scrutinize companies that result from a cross-border business combination (such as us), which may lead such authorities to assert that we owe additional taxes, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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
Transfers of our shares effected by means of the transfer of book entry interests in the Depository Trust Company (DTC) will not be subject to Irish stamp duty. However, if you hold our shares directly rather than beneficially through DTC, any transfer of your shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of your shares.
In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax and dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.
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
Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents.
Risks Relating to the Covidien Acquisition (the Transactions)
We may not realize all of the anticipated benefits of the Transactions or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating Medtronic, Inc. and Covidien.
Our ability to realize the anticipated benefits of the Transactions will depend, to a large extent, on our ability to integrate the Medtronic, Inc. and Covidien businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Medtronic, Inc. and Covidien. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the transaction. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption or a loss of momentum in, our activities and could adversely affect our results of operations.
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
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses of Medtronic, Inc. and Covidien are integrated successfully, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses of Medtronic, Inc. and Covidien. All of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our ordinary shares. As a result, we cannot assure you that the combination of the Medtronic, Inc. and Covidien businesses will result in the realization of the full benefits anticipated from the transaction.
Future potential changes to the U.S. tax laws could result in us being treated as a U.S. corporation for U.S. federal tax purposes, and the IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S federal income tax purposes.

Because we are an Irish incorporated entity, we would generally be classified as a foreign corporation under the general rule that a corporation is considered tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the Code).
Under Section 7874 of the Code, if Medtronic Inc.’s shareholders immediately prior to the Transaction hold 80% or more of the vote or value of our shares by reason of holding stock in Medtronic, Inc. immediately after the Transaction (the ownership test), and our expanded affiliated group after the Transaction does not have substantial business activities in Ireland relative to its worldwide activities (the substantial business activities test), we would be treated as a U.S. corporation for U.S. federal income tax purposes. Based on the rules for determining share ownership under Section 7874 of the Code, Medtronic, Inc.’s shareholders received approximately 70% of our ordinary shares (by both vote and value) by reason of holding stock in Medtronic, Inc. Therefore, under current law, we should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, there is limited guidance regarding the application of Section 7874, including the application of the ownership test.
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
Specifically, if we were to be treated as a U.S. corporation for federal tax purposes, we would be subject to U.S. corporate income tax on our worldwide income, and the income of our foreign subsidiaries would be subject to U.S. tax when repatriated or when deemed recognized under the U.S. tax rules for controlled foreign corporations (CFC's). Additionally, Covidien's foreign corporations, which are not currently CFC's, would become CFC's making them potentially subject to current or future U.S. taxation, which could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
On September 22, 2014, the U.S. Treasury Department and the IRS issued new guidance announcing their intention to issue regulations interpreting multiple sections of the Code, including Section 7874, to address inversion transactions and transactions that Treasury and the IRS characterize as “post-inversion tax avoidance transactions” (the IRS Notice). When issued, such regulations would apply to transactions completed on or after September 22, 2014. The regulations described in the IRS Notice would expand the set of circumstances under which Section 7874 applies to cause the foreign acquirer of a U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. Such regulations would also impose additional U.S. taxes on certain transactions involving the acquired U.S. corporation’s CFC’s.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive office is located in Ireland and leased by us. Our main operational offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Ireland, the U.S. (in sixteen states), Puerto Rico, Brazil, Canada, Costa Rica, Denmark, Dominican Republic, France, Germany, India, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, The People's Republic of China, Singapore, South Korea, Switzerland, Thailand, Turkey, United Kingdom, and Vietnam. Our total manufacturing and research space is approximately 12.8 million square feet, of which approximately 60 percent are located within the U.S. Approximately 50 percent of the manufacturing or research facilities are owned by us and the balance is leased.
We also maintain sales and administrative offices in the U.S. at 70 locations in 28 states or jurisdictions and outside the U.S. at 275 locations in 67 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses, and adequate for current needs. We currently are evaluating our properties for additional cost savings and efficiencies, due to the acquisition of Covidien during fiscal year 2015, and our ongoing cost savings initiatives.
Item 3. Legal Proceedings
A discussion of the Company’s legal proceedings is contained in Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
The Company’s ordinary shares are listed on the New York Stock Exchange under the symbol “MDT.”
In January 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the adoption of the existing Medtronic, Inc. share redemption program. As of April 24, 2015, the Company had used 50.3 million of the 80 million shares authorized under the January 2015 share redemption program. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of an additional 80 million of the Company's ordinary shares. As authorized by the Board of Directors, our share redemption program expires when the total number of authorized shares have been redeemed.
The following table provides information about shares redeemed by the Company during the fourth quarter of fiscal year 2015:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/24/2015-2/20/2015	—	$—	—	33,506,669
2/21/2015-3/27/2015	2,572,700	77.96	2,572,700	30,933,969
3/28/2015-4/24/2015	1,275,619	77.96	1,275,619	29,658,350
Total	3,848,319	$77.96	3,848,319	29,658,350
On June 16, 2015, there were approximately 53,730 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled 30.5 cents per share for each quarter of fiscal year 2015 and 28 cents per share for each quarter of fiscal year 2014. The following prices are the high and low market sales quotations per share of the Company’s ordinary shares for the quarters indicated:

Fiscal	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015 High	$65.50	$67.11	$77.39	$79.50
2015 Low	57.81	59.83	65.51	70.91
2014 High	55.63	57.88	60.93	62.90
2014 Low	46.17	51.22	55.56	53.33

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 30, 2010 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2010	April 2011	April 2012	April 2013	April 2014	April 2015
Medtronic, Inc. / Medtronic plc	$100.00	$97.93	$90.77	$114.39	$146.53	$198.87
S&P 500 Index	100.00	117.22	123.27	142.16	170.97	198.28
S&P 500 Health Care Equipment Index	100.00	111.20	108.37	125.65	149.64	197.07

For information on our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.
Irish Restrictions on Import and Export of Capital
The Financial Transfers Act 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities if they had been made between Member States of the Communities. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Egypt, Eritrea, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, and Syria.

Irish Taxes Applicable to U.S. Holders
Dividends paid by Medtronic will generally be subject to Irish dividend withholding tax at the standard rate of income tax (currently 20 percent) unless an exemption applies.
Dividends paid to U.S. residents will not be subject to Irish dividend withholding tax provided that:
•in the case of a beneficial owner of Medtronic shares held in the Depository Trust Company (DTC), the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the Company’s qualifying intermediary; or

•in the case of a record owner, the record owner has provided to the Company’s transfer agent a valid U.S Certification of Residence (Form 6166) or valid Irish Non-Resident Form V2.
Irish income tax may also arise with respect to dividends paid on Medtronic’s ordinary shares. A U.S. resident who meets one of the exemptions from dividend withholding tax described above and who does not hold Medtronic shares through a branch or agency in Ireland through which a trade is carried on generally will not have any Irish income tax liability on a dividend paid by Medtronic. In addition, if a U.S. shareholder is subject to the dividend withholding tax, the withholding payment discharges any Irish income tax liability, provided the shareholder furnishes to the Irish Revenue authorities a statement of the dividend withholding tax imposed.
While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding, due to the wide scope of the exemptions from dividend withholding tax available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Item 6. Selected Financial Data

	Fiscal Year
	2015 (1)	2014	2013	2012	2011
(in millions, except per share data and additional information)
Operating Results for the Fiscal Year:
Net sales	$20,261	$17,005	$16,590	$16,184	$15,508
Cost of products sold	6,309	4,333	4,126	3,889	3,700
Research and development expense	1,640	1,477	1,557	1,490	1,472
Selling, general, and administrative expense	6,904	5,847	5,698	5,623	5,427
Special (gains) charges, net	(38)	40	—	—	—
Restructuring charges, net	237	78	172	87	259
Certain litigation charges, net	42	770	245	90	245
Acquisition-related items	550	117	(49)	12	14
Amortization of intangible assets	733	349	331	335	339
Other expense, net	118	181	108	364	110
Operating profit	3,766	3,813	4,402	4,294	3,942
Operating profit margin percentage	18.6%	22.4%	26.5%	26.5%	25.4%
Interest expense, net	280	108	151	149	278
Income from continuing operations before income taxes	3,486	3,705	4,251	4,145	3,664
Provision for income taxes	811	640	784	730	609
Income from continuing operations	2,675	3,065	3,467	3,415	3,055
Income from discontinued operations, net of tax	—	—	—	202	41
Net income	$2,675	$3,065	$3,467	$3,617	$3,096
Per Ordinary Share:
Basic - Income from continuing operations	$2.44	$3.06	$3.40	$3.24	$2.84
Basic - Net income	2.44	3.06	3.40	3.43	2.87
Diluted - Income from continuing operations	2.41	3.02	3.37	3.22	2.82
Diluted - Net income	2.41	3.02	3.37	3.41	2.86
Cash dividends declared per ordinary share	1.22	1.12	1.04	0.97	0.90
Financial Position at Fiscal Year-end:
Working capital	$21,671	$15,651	$13,902	$10,409	$9,437
Current ratio	3.4:1.0	3.8:1.0	4.5:1.0	2.8:1.0	3.0:1.0
Total assets	$106,685	$37,943	$34,900	$32,818	$30,662
Long-term debt	33,752	10,315	9,741	7,359	8,112
Shareholders’ equity	53,230	19,443	18,671	17,113	15,968
Additional Information:(2)
Full-time employees at year-end	85,573	43,305	42,466	40,601	40,346
Full-time equivalent employees at year-end	92,500	49,247	46,659	44,944	44,315
(1) Covidien was acquired on January 26, 2015. For further information, see the section entitled "Understanding our Financial Information" contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Employee counts include continuing operations only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Understanding Our Financial Information
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company and its subsidiaries. The Company became the successor registrant to Medtronic, Inc. subsequent to the Transactions described below. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto as of April 24, 2015 and April 25, 2014 and for each of the three fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013.
On January 26, 2015, pursuant to the Transaction Agreement, the Company acquired Covidien and Medtronic, Inc. (collectively, the Transactions). Following the consummation of the Transactions, Medtronic, Inc. and Covidien became subsidiaries of the Company. In connection with the consummation of the Transactions, the Company re-registered as a public limited company organized under the laws of Ireland.
On January 26, 2015, (a) each Covidien ordinary share was converted into the right to receive $35.19 in cash and 0.956 of a newly issued ordinary share of the Company, and (b) each share of Medtronic, Inc. common stock was converted into the right to receive one newly issued ordinary share of the Company. The total cash and stock value of the Transactions was approximately $50 billion.
This Annual Report on Form 10-K relates to Medtronic’s fiscal year ended April 24, 2015. Due to the timing of the Transactions, the results of operations of Covidien are only reflected in Medtronic’s results of operations for the fourth quarter of fiscal year 2015, which will affect comparability to the prior year historical operations of Medtronic, Inc. throughout this Annual Report on Form 10-K. In addition, we incurred $550 million in acquisition-related expenses in fiscal year 2015, primarily related to the Covidien acquisition.
For further information regarding the Acquisition, see the section entitled "Acquisition and Investments - Acquisition of Covidien" contained in "Item 1. Business" and Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Organization of Financial Information Management’s discussion and analysis, presented on pages 37 to 60 of this report, provides material historical and prospective disclosures designed to enable investors and other users to assess our financial condition and results of operations.
Statements that are forward-looking and not historical in nature are subject to risks and uncertainties. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K and "Cautionary Factors That May Affect Future Results" in this management's discussion and analysis for more information.
The consolidated financial statements are presented on pages 63 to 139 of this report, and include the consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of shareholders’ equity, consolidated statements of cash flows, and the related notes, which are an integral part of the consolidated financial statements.
Financial Trends Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends, but which includes charges or benefits that results from facts and circumstances that vary in frequency and/or impact to our operations. We refer to these transactions and events as Non-GAAP Adjustments. Management uses Non-GAAP Adjustments to assist in comparing business trends from period to period on a consistent basis without regard to the impact of such Non-GAAP Adjustments and believes that these Non-GAAP Adjustments are useful to investors in evaluating operating performance by providing better comparability between reporting periods. Investors should not consider results reflecting Non-GAAP Adjustments in isolation from, or as a substitute for, financial information prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP), and are cautioned that Medtronic may calculate results reflecting Non-GAAP Adjustments in a manner that is different from other companies. Please refer to “Net Income GAAP to Non-GAAP Reconciliation” for a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management.
Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal years 2015, 2014, and 2013 were 52-week years. Fiscal year 2016 is a 53-week year, with the additional week occurring in the first quarter.

Executive Level Overview
Medtronic is the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. We develop, manufacture, and market our medical devices and technologies in approximately 160 countries. Our primary products prior to the Covidien acquisition included those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions. As a result of the Covidien acquisition, our products were expanded to include advanced and general surgical care and patient care products, including respiratory and monitoring solutions.
Net income for the fiscal year ended April 24, 2015 was $2.675 billion, $2.41 per diluted share, as compared to net income of $3.065 billion, $3.02 per diluted share, for the fiscal year ended April 25, 2014, representing a decrease of 13 percent and 20 percent, respectively.
The table below illustrates net sales by operating segment for fiscal years 2015 and 2014:

	Net Sales
	Fiscal Year
(dollars in millions; NM - Not Meaningful)	2015	2014	% Change
Cardiac and Vascular Group	$9,361	$8,847	6%
Minimally Invasive Therapies Group	2,387	—	NM	(1)
Restorative Therapies Group	6,751	6,501	4
Diabetes Group	1,762	1,657	6
Total Net Sales	$20,261	$17,005	19%

(1)	Revenue growth rate versus the prior year is not meaningful, as the Minimally Invasive Therapies Group is a new group that contains the majority of Covidien's former operations.
Net sales in fiscal year 2015 were $20.261 billion, an increase of 19 percent from the prior fiscal year. Foreign currency translation had an unfavorable impact of $666 million on net sales compared to the prior fiscal year. Net sales growth for fiscal year 2015 was driven by 6 percent growth in our Cardiac and Vascular Group, 4 percent growth in our Restorative Therapies Group, and 6 percent growth in our Diabetes Group compared to the prior fiscal year and the addition of $2.387 billion of revenue during the fourth quarter from our Minimally Invasive Therapies Group due to the acquisition of Covidien, which closed on January 26, 2015. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Aortic and Peripheral with the addition of a portion of Covidien's Peripheral business, and growth in Cardiac Rhythm & Heart Failure and Coronary & Structural Heart. The Restorative Therapies Group’s performance was a result of solid growth in Surgical Technologies and growth in Neuromodulation, partially offset by a decline in Spine. The Diabetes Group's performance was due to solid growth in the U.S driven by the ongoing launch of the MiniMed 530G System. Within the Minimally Invasive Therapies Group, the Surgical Solutions and Patient Monitoring & Recovery divisions contributed $1.293 billion and $1.094 billion of revenue, respectively. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
Acquisition of Covidien On January 26, 2015, pursuant to the Transaction Agreement, we acquired Covidien to continue in our mission to create a medical technology and services company with a comprehensive product portfolio and a broad global reach that is better able to improve healthcare outcomes. Covidien meaningfully accelerates our core strategies of therapy innovation, globalization and economic value. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values at the Acquisition Date.
For further information regarding the Acquisition, see the section entitled “Acquisition and Investments - Acquisition of Covidien” contained in “Item 1. Business,” and Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The full text of the Transaction Agreement, was filed as Exhibit 2.1 to our Amendment No. 5 to the Registration Statement on Form S-4 filed with the SEC on November 20, 2014.

Net Income GAAP to Non-GAAP Reconciliation The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those results after giving effect to adjustments relating to items or charges considered by management to be unusual or infrequent. Refer to our discussion in the "Cost and Expenses" section of this management's discussion and analysis for more information on these reconciling items.

	Fiscal year ended April 24, 2015
(in millions)	Net Sales	Cost of Products Sold	Operating Profit	Income from Operations Before Taxes	Net Income
GAAP	$20,261	$6,309	$3,766	$3,486	$2,675
Non-GAAP Adjustments:
Impact of inventory step-up	—	(623)	623	623	455
Impact of product technology upgrade commitment	—	(74)	74	74	61
Special gains, net	—	—	(38)	(38)	(23)
Restructuring charges, net	—	(15)	252	252	180
Certain litigation charges, net	—	—	42	42	27
Acquisition-related items	—	—	550	550	433
Amortization of intangible assets	—	—	733	733	538
Impact of acquisition on interest expense	—	—	—	77	49
Certain tax adjustments	—	—	—	—	349
Non-GAAP	$20,261	$5,597	$6,002	$5,799	$4,744
Critical Accounting Estimates
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect managements' best judgment about economic and market conditions and their potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See also Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, which discusses our most significant accounting policies.
Our critical accounting estimates include the following:
Revenue Recognition The Company records price adjustment rebates as a reduction of net sales in the same period revenue is recognized. We estimate rebates based on sales terms, historical experience, and trend analyses. Subsequent to the January 26, 2015 acquisition of Covidien, we reevaluated the judgments used by management of the Company in making estimates and assumptions that affect the reported amounts for revenues, expenses, assets, and liabilities related to revenue recognition. Based upon the lag time between the original sale to distributors at list price and the related distributor rebate claim earned at time of sale to the end customer, and the judgments involved in estimating such rebates, we consider price adjustment rebates for Covidien to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Covidien price adjustment rebates charged against gross sales in the fourth quarter of fiscal year 2015 were $679 million.
Legal Proceedings We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, other class actions, income tax matters, and environmental matters. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. Estimates of probable losses resulting from litigation, governmental proceedings, and income tax matters involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. While it is not possible to predict the outcome for most of the matters discussed in Note 16 to the consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

Income Taxes Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position or cash flows.
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of income before income taxes, excluding Non-GAAP Adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.
Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of income. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return but has not yet been recognized as an expense in our consolidated statements of income.
The Company’s overall tax rate from continuing operations including the tax impact of Non-GAAP Adjustments resulted in an effective tax rate of 23.3 percent for fiscal year 2015. Excluding the impact of the Non-GAAP Adjustments, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 18.2 percent versus the U.S. federal statutory rate of 35.0 percent. An increase in our non-GAAP nominal tax rate of 1 percent would result in an additional income tax provision for the fiscal year ended April 24, 2015 of approximately $58 million. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
Valuation of Intangible Assets Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and IPR&D. When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. IPR&D represents the fair value of those R&D projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. There is risk that actual results will differ materially from the original cash flow projections, due to the uncertainty associated with R&D projects. In addition, there are risks associated with achieving product commercialization. These risks include, but are not limited to, delays or failure to obtain regulatory approvals to conduct clinical trials, delays or failure to obtain required market clearances, or delays or issues with patent issuance, validity, and litigation.
Our impairment reviews of other intangible assets are based on a discounted future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test are discussed in Note 6 to the consolidated financial statements in “Item 8.

Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Other intangible assets, net of accumulated amortization, were $28.101 billion and $2.286 billion as of April 24, 2015 and April 25, 2014, respectively.
Goodwill Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The results of annual impairment test are discussed in Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Goodwill was $40.530 billion and $10.593 billion as of April 24, 2015 and April 25, 2014, respectively.
Contingent Consideration Contingent consideration is recorded at the acquisition date at estimated fair value. The fair value of the contingent consideration is remeasured each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or probability of achieving the milestones which trigger payment. The fair value of contingent consideration was $264 million and $68 million as of April 24, 2015 and April 25, 2014, respectively.
Net Sales
In the fourth quarter of fiscal year 2015, we amended the way in which we evaluate performance and allocate resources with the acquisition of Covidien. As a result, we began to operate under four reportable segments and four operating segments, the Cardiac and Vascular Group (composed of Cardiac Rhythm & Heart Failure, Coronary & Structural Heart and Aortic & Peripheral Vascular businesses), the Minimally Invasive Therapies Group (composed of Surgical Solutions and Patient Monitoring & Recovery), the Restorative Therapies Group (composed of the Spine, Neuromodulation, Surgical Technologies, Neurovascular businesses), and the Diabetes Group. See Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional discussion related to our segment reporting.
The table below illustrates net sales by operating segment and division for fiscal years 2015, 2014, and 2013:

	Net Sales			Net Sales
	Fiscal Year			Fiscal Year
(dollars in millions; NM - Not Meaningful)	2015	2014	% Change	2014	2013	% Change
Cardiac Rhythm & Heart Failure	$5,245	$4,996	5%	$4,996	$4,922	2%
Coronary & Structural Heart	3,038	2,956	3	2,956	2,906	2
Aortic & Peripheral Vascular	1,078	895	20	895	867	3
TOTAL CARDIAC AND VASCULAR GROUP	9,361	8,847	6	8,847	8,695	2
Surgical Solutions	1,293	—	NM	—	—	—
Patient Monitoring & Recovery	1,094	—	NM	—	—	—
TOTAL MINIMALLY INVASIVE THERAPIES GROUP	2,387	—	NM	—	—	—
Spine	2,971	3,041	(2)	3,041	3,131	(3)
Neuromodulation	1,977	1,898	4	1,898	1,812	5
Surgical Technologies	1,671	1,562	7	1,562	1,426	10
Neurovascular	132	—	NM	—	—	—
TOTAL RESTORATIVE THERAPIES GROUP	6,751	6,501	4	6,501	6,369	2
DIABETES GROUP	1,762	1,657	6	1,657	1,526	9
TOTAL	$20,261	$17,005	19%	$17,005	$16,590	3%
The increase in net sales for fiscal year 2015 was primarily attributable to the Covidien acquisition. In fiscal years 2015 and 2014, net sales were unfavorably impacted by foreign currency translation of $666 million and $175 million, respectively. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the

Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” and Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group The Cardiac and Vascular Group is composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular divisions. The Cardiac and Vascular Group’s products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Cardiocom and Cath Lab Managed Services (CLMS). The Cardiac and Vascular Group's net sales for fiscal year 2015 were $9.361 billion, an increase of 6 percent compared to the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of $296 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Cardiac Rhythm & Heart Failure and Aortic & Peripheral Vascular and solid growth in Coronary & Structural Heart. See the more detailed discussion of each business’s performance below.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2015 were $5.245 billion, an increase of 5 percent compared to the prior fiscal year. The increase in Cardiac Rhythm & Heart Failure net sales was driven by the ongoing acceptance of the Reveal LINQ insertable cardiac monitor and the launches of the Viva XT CRT-D with Attain Performa quadripolar CRT-D lead system in the U.S. in September 2014 and Evera MRI SureScan ICD in Japan in November 2014. Net sales of the Cardiac Rhythm & Heart failure division were also driven by the continued global acceptance of the Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system, net sales from Cardiocom and our CLMS business, which includes the August 2014 acquisition of NGC. Net sales were negatively impacted by unfavorable foreign currency translation.
Coronary & Structural Heart net sales for fiscal year 2015 were $3.038 billion, an increase of 3 percent compared to the prior fiscal year. The increase in Coronary & Structural Heart net sales was driven by ongoing success of the CoreValve transcatheter aortic heart valve in the U.S., the launch of the CoreValve Evolute R recapturable system in international markets, and the international launch of the Resolute Onyx drug-eluting stent in November 2014. Net sales were partially offset by unfavorable foreign currency translation and continued pricing pressures in the U.S., Western Europe, Japan, and India in our Coronary business.
Aortic & Peripheral Vascular net sales for fiscal year 2015 were $1.078 billion, an increase of 20 percent compared to the prior fiscal year. The Aortic & Peripheral Vascular division includes a portion of the Covidien Peripheral business, which contributed strong performance during the fourth quarter of fiscal year 2015 on the strength of its chronic venous insufficiency products. The increase in Aortic & Peripheral Vascular net sales was driven by IN.PACT Admiral drug-coated balloons in the U.S. and international markets. Aortic & Peripheral Vascular net sales were also driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, and growth from the Endurant 2S Abdominal Aortic Aneurysm (AAA) Stent Graft System in the U.S. and Western Europe. Net sales for the Aortic & Peripheral Vascular division were impacted by unfavorable foreign currency translation and increased competitive and pricing pressures in the U.S., Western Europe, and Japan.
The Cardiac and Vascular Group's net sales for fiscal year 2014 were $8.847 billion, an increase of 2 percent compared to the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of $118 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of solid growth in Aortic & Peripheral Vascular and growth in Cardiac Rhythm & Heart Failure and Coronary & Structural Heart. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by new products and the August 2013 acquisition of Cardiocom and January 2014 acquisition of TYRX. See the more detailed discussion of each business’s performance below.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2014 were $4.996 billion, an increase of 2 percent compared to the prior fiscal year. The increase in Cardiac Rhythm & Heart Failure net sales were driven by continued global acceptance of the Arctic Front system and the launches of our Advisa DR MRI SureScan in the U.S. and Japan in the fourth and second quarters of fiscal year 2013, respectively. Net sales of Cardiac Rhythm & Heart Failure were also impacted by the continued acceptance of our shock reduction and lead integrity alert technologies, and our Viva/Brava family of CRT-D devices and Evera family of ICDs. A strong launch of Reveal LINQ in Western Europe and the U.S. in the second half of fiscal year 2014 and net sales from the acquisition of Cardiocom and CLMS also contributed to the increase in net sales. Net sales for the Cardiac Rhythm & Heart Failure were partially offset by unfavorable foreign currency translation, declines in the U.S. High Power and Low Power markets, and pricing pressures in certain international markets.

Coronary & Structural Heart net sales for fiscal year 2014 were $2.956 billion, an increase of 2 percent compared to the prior fiscal year. The increase in Coronary & Structural Heart net sales were driven by strong sales of the CoreValve transcatheter aortic heart valves in Western Europe and of our perfusion system and blood management products in emerging markets. Growth was also driven by a strong initial U.S. launch of CoreValve transcatheter aortic heart valves for extreme risk patients in the fourth quarter of fiscal year 2014. The increase in net sales was also due to worldwide share gains in drug-eluting stents, driven by the continued strength of our Resolute Integrity drug-eluting coronary stent. Growth was partially offset by unfavorable foreign currency translation, pricing pressures, and declines in our cardiopulmonary product lines driven principally by a competitor's full reentry into the market following a supply disruption and by unfavorable foreign currency translation.
Aortic & Peripheral Vascular net sales for fiscal year 2014 were $895 million, an increase of 3 percent compared to the prior fiscal year. The increase in Aortic & Peripheral Vascular net sales was driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, as well as the launch of the Endurant II AAA Stent Graft System in Japan in the first quarter of fiscal year 2014. Growth was partially offset by the divestiture of a reentry catheter product line in the second quarter of fiscal year 2014, the removal of a peripheral below-the-knee product from the market, unfavorable foreign currency translation, and increased competitive and pricing pressures in the U.S., Western Europe, and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•	Increasing competition, fluctuations in foreign currency, and continued pricing pressures.

•	Continued future growth from Reveal LINQ, our next-generation insertable cardiac monitor launched in international and U.S. markets in the third and fourth quarters of fiscal year 2014, respectively.

•
Continued acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rates to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapts to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012, received U.S. FDA approval in May 2013, and launched in Japan in the third quarter of fiscal year 2014. Paired with Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa quadripolar lead system received CE Mark approval in March 2013 and launched in Japan in the third quarter of fiscal year 2014. In the second quarter of fiscal year 2015, we received U.S. FDA approval of our Attain Performa quadripolar lead, Viva Quad XT CRT-D, and Viva Quad S CRT-D.

•
Continued acceptance and future growth from the Evera family of ICDs. The Evera family of ICDs has increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body. Our Evera MRI SureScan ICD received CE Mark approval late in the fourth quarter of fiscal year 2014 and launched in Japan in November 2014. U.S. launch is expected in fiscal year 2016.

•
Continued acceptance and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation MRI pacing system and is the first system to combine advanced pacing technology with proven MRI access. In the third quarter of fiscal year 2014, we received expanded labeling for full-body MRI scans from the U.S. FDA.

•
Acceptance of our Micra transcatheter pacing system, which received CE Mark approval in April 2015. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems.

•
Continued future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which studies have indicated is the source of erratic electrical signals that cause irregular heartbeat. We received U.S. FDA approval in May 2015 for the Arctic Front Advance ST Cryoablation Catheter.

•
Continued and future growth from TYRX's proprietary anti-infection envelope technology to reduce infections that may result from device implants. Currently, we are leveraging this technology in the Cardiac Rhythm & Heart Failure division, and ultimately we intend to leverage this technology in other divisions such as Neuromodulation.

•	Integration of Corventis into the Cardiac and Vascular Group. Corventis was acquired in June 2014.

•
Continued acceptance and future growth from Cardiocom's remote telemonitoring solutions business for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom has a readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals, both within Europe and in certain other regions around the world, to upgrade and more effectively manage their cath lab and hybrid operating rooms. As of the end of fiscal year 2015, we had fifty agreements. We expect net sales trends to also be impacted by the integration of NGC into the CLMS business. NGC brings expertise in material management and managed equipment services, infrastructure design, and turnkey installation. NGC was acquired in August 2014.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. We received U.S. FDA approval for our CoreValve transcatheter aortic heart valve for extreme risk patients in the U.S in the third quarter of fiscal year 2014. We received U.S. FDA approval for high risk patients in June 2014. We continue to add new sites, with a presence now in over 275 U.S. sites. We received U.S. FDA approval for valve-in-valve implantation in March 2015.

•
Continued international acceptance of CoreValve Evolut R, our next-generation self-expanding valve with differentiated 14-French equivalent delivery system. We have received CE Mark approval for the 26 and 29 millimeter sizes of the valves in the fourth quarter of fiscal year 2015.

•
Acceptance of the Resolute Onyx drug-eluting coronary stent which received CE Mark approval in November 2014. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during the procedure.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The global stent market continues to experience pricing pressure resulting from government austerity programs and reimbursement cuts in Western Europe, Japan, and India.

•	Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System.

•
Continued and future acceptance of the Endurant family of AAA stent graft products. We received CE Mark and U.S. FDA approval of the Endurant 2S stent graft late in the second quarter of fiscal year 2015.

•
Acceptance of the IN.PACT Admiral drug-coated balloon for the treatment of peripheral artery disease in the upper leg. The IN.PACT Admiral drug-coated balloon was launched in the U.S. early in the fourth quarter of fiscal year 2015. We broadened this launch by utilizing our Covidien peripheral sales force in April 2015.

•	Future growth in the U.S. from the integration of the legacy Covidien U.S. sales force to maximize cross-selling opportunities with complementary products.
Minimally Invasive Therapies Group The Minimally Invasive Therapies Group is composed of the Surgical Solutions and Patient Monitoring & Recovery divisions. With a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications, the group looks to enhance patient outcomes through minimally invasive solutions. The Minimally Invasive Therapies Group's products include those for advanced and general surgical care, such as stapling, vessel sealing, and other surgical instruments; sutures; electrosurgery products; hernia mechanical devices; mesh implants; gastrointestinal (GI), interventional lung, and advanced ablation solutions; products for patient monitoring and recovery, such as ventilators, capnography, and other airway products; sensors; monitors; compression and dialysis products; enteral feeding; wound care; and medical surgical products, including operating room supply products, electrodes, needles, syringes, and sharps disposals. Minimally Invasive Therapies Group’s net sales from January 26, 2015, the date of the Covidien acquisition, through April 24, 2015 were $2.387 billion. Revenue growth rates versus the prior year are not meaningful, as the Minimally Invasive Therapies Group is a new group that contains the majority of Covidien's former operations.

Net sales contributions in Surgical Solutions included strong performance in both stapling and energy. Stapling results benefitted from the rollout of new products, including the Endo GIA Reinforced Reload, while energy results included strong procedural volumes in vessel sealing. GI solutions, advanced ablation, and interventional lung solutions results in Early Technologies also contributed to net sales.

Net sales contributions in Patient Monitoring & Recovery were led by solid performance in patient monitoring as a result of the U.S. flu season, which drove pulse oximetry sales.

Looking ahead, we expect Minimally Invasive Therapies Group could be impacted by the following:

•
Changes in procedural volumes, competitive pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, fluctuations in foreign currency and pricing pressure, particularly in developed markets.

•	Integration of Minimally Invasive Therapies Group into Medtronic. We believe the combined company will allow us to treat more patients, in more ways, and in more places around the world.

•
Minimally Invasive Therapies Group’s goals, across a patient’s continuum of care, are to diagnose and intervene earlier, improve treatments, and help patients recover faster. Our technologies and products span the entire continuum. We expect a significant amount of our sales growth from the following key growth drivers:

•
Accelerating access to and adoption of less invasive surgical techniques to help patients recover faster and at less overall cost to the healthcare system. Opportunities exist to provide advanced solutions that minimize complications and increase efficiency. Our goal is to create localized solutions to improve surgical approaches and increase access to care, address economic and clinical challenges, and advance minimally invasive surgery by minimizing complications, thereby reducing surgical variability and increasing efficiency.

•
Elevating the standard of care for respiratory compromise, a progressive condition impacting a patient’s ability to breathe effectively. This common, costly, and potentially deadly condition can affect a patient throughout treatment and recovery if not properly monitored and managed.

•	Creating less invasive standards of care in diseases and conditions of the gastrointestinal tract and lung to enable earlier diagnosis and intervention.

•
Expanding access to care in emerging markets to help patients access solutions and technologies that improve their standard of care and meet each market’s unique needs. The emerging markets represent the fastest-growing markets in the world. They present a significant opportunity for the Minimally Invasive Therapies Group. We plan to continue to invest in R&D, infrastructure, and partnerships in these markets to help more patients get access to better healthcare.

•
Continued and future acceptance of advanced and general surgical care products from both physicians and patients of open and minimally invasive procedures in Surgical Solutions, including stapling, vessel sealing, and other surgical instruments. Key recently launched products include the Endo GIA Reinforced Reload Stapler, the LigaSure Maryland jaw laparoscopic sealer and divider, and three additional sizes of the Sonicision Cordless Ultrasonic Dissection Device and the GastriSail gastric positioning system.

•
Continued and future acceptance of Early Technologies, including the areas of GI solutions, advanced ablation, and interventional lung solutions. Recently launched products include the PillCam COLON capsule endoscopy, Emprint ablation system with Thermosphere Technology which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost, and the GenCut core biopsy system and the superDimension Triple Needle Cytology Brush, lung tissue biopsy tools for use with the superDimension navigation system. The superDimension system enables a minimally invasive approach to accessing difficult-to-reach areas of the lung, which can aid in the diagnosis of lung cancer.

•
Continued acceptance and growth in respiratory care, ventilation and airway management, patient monitoring, and homecare. Key products in this area include the Puritan Bennett 980 ventilator, Capnostream 20p bedside capnography monitor with Microstream technology, Vital Sync virtual patient monitoring platform, the Nellcor pulse oximetry system with OxiMax technology and the Nellcor Bedside SpO2 Patient Monitoring System with Respiratory Rate.

•
Our ability to create markets and drive product and procedures into emerging markets. We have high quality and cost-effective surgical products designed for customers in emerging markets such as the ReliaMax Reusable stapler, which is reposable (part reusable, part disposable), and the ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.

Restorative Therapies Group The Restorative Therapies Group is composed of the Spine, Neuromodulation, Surgical Technologies, and Neurovascular divisions. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. With the addition of the Neurovascular division through the January 2015 Covidien acquisition, the group manufactures and markets products and therapies to treat diseases of the vasculature in and around the brain and includes sales of coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for fiscal year 2015 were $6.751 billion, an increase of 4 percent over the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $127 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance for fiscal year 2015 was favorably impacted by the addition of the Neurovascular division, formerly part of Covidien, and growth in Surgical Technologies and Neuromodulation, partially offset by declines in Spine. See the more detailed discussion of each business's performance below.
Spine net sales for fiscal year 2015 were $2.971 billion, a decrease of 2 percent over the prior fiscal year. The decrease in Spine's net sales for fiscal year 2015 was driven by declines in Core Spine and Interventional, partially offset by growth in BMP (composed of INFUSE bone graft (InductOs in the EU)). Both the global and U.S. Core Spine markets grew in the low-single digits, with modest procedural growth offset by continued pricing pressures. During fiscal year 2015, the Core Spine business continued to focus on differentiating itself over the long-term through portfolio updates, procedural innovation, and continued development and deployment of the its Surgical Synergy program that integrates imaging, navigation, and powered surgical instruments. Fiscal year 2015 included several new product launches, including our Prestige LP cervical disc and Pure Titanium Coated (PTC) interbodies spacers, which partially offset declines in Core Spine. Interventional Spine net sales decline was driven by a decline in European sales, where the business faced pricing pressures in Germany and unfavorable foreign currency translation. Underlying demand for BMP stabilized and returned to slight growth in the latter half of fiscal year 2015.
Neuromodulation net sales for fiscal year 2015 were $1.977 billion, an increase of 4 percent over the prior fiscal year. The increase in net sales was primarily due to strong growth in Gastro/Uro and growth in DBS and Pain Stimulation. Our global focus on our neurologist referral programs, and the strength of the EARLYSTIM data in international markets, continues to drive solid growth of DBS systems. Implant growth of our InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence continued in the U.S. throughout fiscal year 2015. The increase in net sales for fiscal year 2015 was also due to global growth of our RestoreSensor SureScan MRI system. While the U.S. pain stimulation market has weakened as a result of reimbursement changes, net sales of our SureScan MRI system for the fiscal year demonstrate our continued strength in the market.
Surgical Technologies net sales for fiscal year 2015 were $1.671 billion, an increase of 7 percent over the prior fiscal year. The increase in net sales was driven by continued worldwide net sales growth across the portfolio of Advanced Energy, ENT, and Neurosurgery, partially offset by unfavorable foreign currency translation. Performance was driven by strong growth of power systems, Aquamantys Transcollation, and PEAK PlasmaBlade technologies, as well as solid growth of Midas Rex products, monitoring, and O-arm imaging systems. Additionally, net sales growth was positively impacted by launch of our NuVent sinus balloons in the second quarter of fiscal year 2015 and the acquisition of Visualase during the first quarter of fiscal year 2015, adding a MRI-guided laser ablation technology to our broad suite of neuroscience solutions for neurosurgery. The increase in revenue from Visualase and our NuVent sinus balloons was partially offset by our divestiture of the MicroFrance product line during the third quarter of fiscal year 2015.
Neurovascular net sales for fiscal year 2015 were $132 million. The division, formerly part of Covidien, contributed revenue from the strength of its coils, stents, flow diversion, and access product lines. The New England Journal of Medicine published several positive clinical trials on our Solitaire FR revascularization device, resulting in continued customer adoption of the product. Additionally, net sales were positively impacted by the U.S. launch of the Pipeline Flex embolization device, which was launched during the third quarter of fiscal year 2015.
The Restorative Therapies Group’s net sales for fiscal year 2014 were $6.501 billion, an increase of 2 percent over the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $58 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance for fiscal year 2014 was favorably impacted by strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP and balloon kyphoplasty (BKP). See the more detailed discussion of each business's performance below.

Spine net sales for fiscal year 2014 were $3.041 billion, a decrease of 3 percent over the prior fiscal year. The decrease in Spine's net sales for fiscal year 2014 was primarily driven by declines in BMP and BKP, and unfavorable foreign currency translation. Net sales in BKP for fiscal year 2014 declined compared to the prior fiscal year due to increased competition, pricing pressures, and reimbursement challenges with select payers. Significant declines in U.S. sales of INFUSE bone graft resulted from the June 2011 articles in The Spine Journal. In addition, some surgeons reduced their usage through both patient selection and the use of smaller kits. Core Spine's low-single digit decline for fiscal year 2014 compared to the same period in the prior fiscal year was primarily due to unfavorable foreign currency translation and negative performance in BKP as discussed above, which were substantially offset by recent launches of our new products and therapies, including product line extensions to our Vertex platform and BRYAN artificial cervical disc, as well as the continued adoption of other biologics products. The global Core Spine markets were relatively flat on a year-over-year basis. During fiscal year 2014, Core Spine benefited from our focus on enabling technologies, including the O-Arm imaging system, StealthStation navigation, and Powerease powered surgical instruments.

Neuromodulation net sales for fiscal year 2014 were $1.898 billion, an increase of 5 percent over the prior fiscal year. The increase in net sales was primarily due to 8 percent growth in international markets, strong global growth of our Activa DBS systems for movement disorders driven by new implant growth, and strong performance from our conditionally safe SureScan MRI system. We received U.S. FDA approval for our conditionally safe SureScan MRI system earlier than anticipated and transitioned manufacturing in the first quarter of fiscal year 2014 to the SureScan MRI system, resulting in supply constraints which continued through early in the second fiscal quarter of 2014. Growth in sales of our InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence continued during fiscal year 2014, although at a slower rate compared to the prior fiscal year as a result of increased competition from non-device therapies.

Surgical Technologies net sales for fiscal year 2014 were $1.562 billion, an increase of 10 percent over the prior fiscal year. The increase in net sales was driven by continued worldwide net sales growth across the portfolio of ENT, Neurosurgery, and Advanced Energy, partially offset by unfavorable foreign currency translation. Growth was driven by strong sales of navigation, power systems, monitoring, Aquamantys Transcollation, PEAK PlasmaBlade technologies, and Strata adjustable valves. Additionally, net sales growth was positively impacted by the late fiscal year 2013 launches of the Trivantage EMG tube in the U.S. and Indigo high-speed otologic drill internationally.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in foreign currency.

•
Integration of the Neurovascular division into the Restorative Therapies Group. Neurovascular was formerly part of Covidien and develops, manufactures, and markets products and therapies to treat diseases of the vasculature in and around the brain.

•
Market acceptance and continued adoption of innovative new products, such as our recent Cervical product introductions, our OLIF procedural solutions, and other biologics products, including MAGNIFUSE and GRAFTON products, and POWEREASE, a powered instrument solution for Solera.

•
Market acceptance of BKP. We remain focused on communicating the clinical and economic benefits for BKP. We will continue to tailor this product offering to meet market needs and respond to competitive challenges. We anticipate additional continued pricing pressures and competitive alternatives in the U.S. and European markets. Additionally, opportunities for growth may exist in vertebroplasty and other vertebral compression fractures (VCF) treatments. We continue to evaluate global markets and specific therapies for ways to treat more patients with VCF.

•	Acceptance of Kanghui's broad portfolio of trauma, spine, and large-joint reconstruction products focused on the growing global value segment.

•	Adoption rates of stimulators and leads approved for full-body MRI scans to treat chronic pain in major markets around the world.

•
Continued acceptance of the pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes.

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe), and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device.

•	Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence.

•	Continued growth from Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and CRDM replacements.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems.

•
Continued acceptance and growth of intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

•	Acceptance of the recently launched NuVent sinus balloon, with built-in surgical EM navigation, used for chronic sinusitis to restore sinus drainage in a minimally invasive way.

•	Continued acceptance and growth in use of the ENT power systems using the newly launched M5 Microdebrider hand piece.

•
Acceptance of Neurovascular therapies, including the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

Diabetes Group The Diabetes Group products include insulin pumps, CGM systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for fiscal year 2015 were $1.762 billion, an increase of 6 percent over the prior fiscal year. The Diabetes Group’s performance was primarily the result of 9 percent growth in the U.S. compared to the prior fiscal year, driven by the ongoing launch of the MiniMed 530G System with Enlite Sensor. Approval was obtained late in the second quarter of fiscal year 2014. Net sales in the international markets increased 2 percent compared to the prior fiscal year. Performance in international markets was favorably affected by the launch of our next-generation MiniMed 640G System with the Enhanced Enlite CGM sensor in Australia and Europe, partially offset by unfavorable foreign currency.
The Diabetes Group’s net sales for fiscal year 2014 were $1.657 billion, an increase of 9 percent over the prior fiscal year. The increase in net sales was driven by U.S sales of the MiniMed 530G System with Enlite Sensor, as well as $23 million of revenue recognized that was deferred in fiscal year 2013 as some customers upgraded to the MiniMed 530G System after it was released in the U.S. Net sales in the international markets increased 9 percent compared to the prior fiscal year. Performance in international markets was favorably affected by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite CGM sensor.
Looking ahead, we expect our Diabetes Group could be impacted by the following:

•	Potential risk of pricing pressures, reduction in reimbursement rates, and fluctuations in foreign currency.

•	Changes in medical reimbursement policies and programs. Continued acceptance and improved reimbursement of CGM technologies.

•	Continued acceptance from both physicians and patients of insulin-pump and CGM therapy.

•
Continued and future growth of the MiniMed 530G System, available in the U.S., which includes the insulin pump and Enlite sensor. This is the first system in the U.S. that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold.

•
Acceptance and future growth from our next-generation pump systems, the MiniMed 640G and MiniMed 620G. Internationally, we began a launch of our MiniMed 640G pump system with predictive low-glucose management in Australia and Europe. We continue to make progress in bringing this technology to the U.S. and plan to submit the pre-market approval for this system during calendar year 2015. In the fourth quarter of fiscal year 2015, we also began a full market release in Japan of the MiniMed 620G system, the first integrated system customized for the Japanese market.

Operations by Market Geography
The graph below illustrates net sales by market geography for fiscal years 2015, 2014, and 2013:

The table below illustrates net sales by market geography for each of our operating segments for fiscal years 2015 and 2014:

	Fiscal Year 2015			Fiscal Year 2014
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$4,435	$3,412	$1,514	$3,877	$3,540	$1,430
Minimally Invasive Therapies Group	1,230	856	301	—	—	—
Restorative Therapies Group	4,569	1,556	626	4,389	1,564	548
Diabetes Group	1,071	548	143	981	548	128
Total	$11,305	$6,372	$2,584	$9,247	$5,652	$2,106
For fiscal year 2015, net sales for the U.S. increased 22 percent, developed markets outside the U.S. increased 13 percent and emerging markets increased 23 percent compared to the prior fiscal year. Foreign currency had an unfavorable impact of $666 million on net sales for fiscal year 2015. Net sales growth in non-U.S. developed markets was driven by the addition of the Minimally Invasive Therapies Group in the fourth quarter, as a result of the Covidien acquisition, offset by unfavorable foreign currency translation. Emerging markets growth was led by strong growth in the Restorative Therapies Group and Diabetes, solid growth in the Cardiac and Vascular Group, and the addition of the Minimally Invasive Therapies Group in the fourth quarter as a result of the Covidien acquisition, partially offset by unfavorable foreign currency translation.
For fiscal year 2014, net sales for the U.S increased 2 percent, non-U.S. developed markets remained flat, and emerging markets increased 13 percent over the prior fiscal year. Foreign currency had an unfavorable impact of $175 million on net sales for fiscal year 2014. Net sales growth outside of the U.S. was led by strong emerging market growth in Diabetes, the Restorative Therapies Group, and the Cardiac & Vascular Group, partially offset by unfavorable foreign currency translation.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with international customers. We continue to monitor the economic conditions in many countries outside the U.S. and the average length of time it takes to collect on our outstanding accounts receivable in these countries. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries.

Costs and Expenses
The following is a summary of major costs and expenses as a percent of net sales:

	Fiscal Year
	2015	2014	2013
Cost of products sold	31.1%	25.5%	24.9%
Research and development expense	8.1	8.7	9.4
Selling, general, and administrative expense	34.1	34.4	34.3
Special (gains) charges, net	(0.2)	0.2	—
Restructuring charges, net	1.2	0.5	1.0
Certain litigation charges, net	0.2	4.5	1.5
Acquisition-related items	2.7	0.7	(0.3)
Amortization of intangible assets	3.6	2.1	2.0
Other expense, net	0.6	1.1	0.7
Interest expense, net	1.4	0.6	0.9
Cost of Products Sold Cost of products sold was $6.309 billion in fiscal year 2015, representing 31.1 percent of net sales, reflecting an increase of 5.6 of a percentage points from fiscal year 2014. The increase is primarily related to the acquisition of Covidien during the fourth quarter of fiscal year 2015 and the related inventory fair value adjustment amortization, which totaled $623 million, and Covidien's lower average margin for its products. Additionally, the increase was also attributable to a technology upgrade commitment, which totaled $74 million, related to a CRHF global comprehensive program for home based monitors due to industry conversion from analog to digital technology, and a $15 million restructuring charge for inventory write-offs of discontinued product lines. We anticipate an additional $208 million of inventory fair value adjustment amortization in the first quarter of fiscal year 2016.
Cost of products sold was $4.333 billion in fiscal year 2014, representing 25.5 percent of net sales, reflecting an increase of 0.6 of a percentage point from fiscal year 2013. Cost of products sold as a percent of net sales was negatively impacted primarily by unfavorable foreign currency, additional spending to address quality issues in the Neuromodulation business and Diabetes Group, and $10 million of expense recorded within cost of products sold during fiscal year 2014 related to the fiscal year 2014 restructuring initiative for inventory write-offs of discontinued product lines.
Research and Development During fiscal year 2015, we continued to invest in new technologies to drive future growth. Research and development expense for fiscal year 2015 was $1.640 billion, representing 8.1 percent of net sales, a decrease of 0.6 of a percentage point from fiscal year 2014. Due to the acquisition of Covidien, the Company expects research and development as a percentage of net sales to range between 7 and 8 percent in fiscal year 2016.
Research and development expense for fiscal year 2014 was $1.477 billion, representing 8.7 percent of net sales, a decrease of 0.7 of a percentage point from fiscal year 2013. The decrease for fiscal year 2014 was driven by a shift in research and development resources to investment in product support to enhance our quality systems in the Neuromodulation business and Diabetes Group.
We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet medical needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances, and certain strategic equity investments.
Selling, General, and Administrative Fiscal year 2015 selling, general, and administrative expense was $6.904 billion, representing 34.1 percent of net sales, reflecting a decrease of 0.3 of a percentage point from fiscal year 2014. This decrease was primarily driven by several initiatives focused on leveraging our expenses.
Fiscal year 2014 selling, general, and, administrative expense was $5.847 billion, representing 34.4 percent of net sales, reflecting an increase of 0.1 of a percentage point from fiscal year 2013. This increase was primarily driven by unfavorable foreign currency translation.

Special (Gains) Charges, Net During fiscal year 2015, we recognized special gains of $138 million, which consisted of a $41 million gain on the sale of a product line in the Surgical Technologies division and a $97 million gain on the sale of an equity method investment.
During fiscal years 2015 and 2014, consistent with our commitment to improving the health of people and communities throughout the world, we made charitable contributions of $100 million and $40 million, respectively, to the Medtronic Foundation, which is a related party non-profit organization.
During fiscal year 2013, there were no special (gains) charges, net.
Restructuring Charges, Net We incur restructuring charges in connection with our cost-reduction and productivity initiatives or with acquisitions when we implement plans to restructure and integrate the acquired operations. Amounts recognized as restructuring charges result from a series of judgments and estimates about future events and uncertainties and rely heavily on assumptions upon implementation of the initiative programs. Restructuring programs will affect the comparability of our operating results between periods. Currently, we have several initiative programs in various states of progress with total restructuring liabilities of $233 million and $99 million at April 24, 2015 and April 25, 2014, respectively. During fiscal year 2015, we incurred $286 million in restructuring charges, which were partially offset by a $34 million reversal of excess restructuring reserves.
We began our restructuring program related to the acquisition of Covidien in the fourth quarter of fiscal year 2015. We anticipate approximately $850 million in cost synergies to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2016 as restructuring programs are finalized. Restructuring charges are expected to be primarily related to employee termination costs and costs related to manufacturing/building site closures. No assurance can be provided that such cost synergies will be achieved on such timing or at all. See “Item 1A. Risk Factors. We may not realize all of the anticipated benefits of the Transactions or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating Medtronic, Inc. and Covidien."
For additional information, see Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Certain Litigation Charges, Net We classify material litigation charges and gains recognized as certain litigation charges, net. During fiscal year 2015, we recorded certain litigation charges, net of $42 million, which primarily relates to additional accounting charges for probable and reasonably estimable INFUSE product liability litigation, which were recorded as a result of additional filed and unfiled claims, and other matters. See Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
During fiscal year 2014, we recorded certain litigation charges, net of $770 million, which primarily included the global patent settlement agreement with Edwards of $589 million and accounting charges for probable and reasonably estimable INFUSE product liability litigation of $140 million.
During fiscal year 2013, we recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards.
Acquisition-Related Items During fiscal year 2015, we recorded charges from acquisition-related items of $550 million, primarily related to costs incurred in connection with the Covidien acquisition. The charges incurred in connection with the Covidien acquisition include $275 million of professional services and integration costs, $189 million of accelerated or incremental stock compensation expense, and $69 million of incremental officer and director excise tax.
During fiscal year 2014, we recorded net charges from acquisition-related items of $117 million, primarily including IPR&D and long-lived asset impairment charges of $236 million related to the Ardian, Inc. acquisition recorded in the third quarter of fiscal year 2014. The impairment charges were partially offset by income of $138 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009.
During fiscal year 2013, we recorded net income from acquisition-related items of $49 million, primarily including income of $62 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent consideration primarily related to the reduction in fair value of contingent consideration associated with Ardian. Additionally, we recorded transaction-related expenses of $13 million.
See Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion on IPR&D charges.

Certain Tax Adjustments In fiscal year 2015, we recorded certain tax adjustments of $349 million, of which $329 million related to the expected resolution of the Kyphon Inc. (Kyphon) acquisition-related issues with the U.S. Internal Revenue Service (IRS). We are currently working with the IRS on a closing agreement to resolve all outstanding Kyphon related issues. In addition, certain tax adjustments includes $20 million related to a taxable gain associated with the Covidien acquisition. The $349 million certain tax adjustment was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2015.
In fiscal year 2014, we recorded a $63 million certain tax benefit associated with the resolution of certain issues in the fourth quarter of fiscal year 2014 with the IRS relating to their review of our fiscal year 2009 through 2011 domestic income tax returns. The $63 million certain tax benefit was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2014.
In fiscal year 2013, there were no certain tax adjustments.
See the "Income Taxes" section of this management's discussion and analysis for further discussion of the certain tax adjustments.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. In fiscal year 2015, amortization expense was $733 million as compared to $349 million in fiscal year 2014. The $384 million increase in amortization expense in fiscal year 2015 was primarily due to the fourth quarter fiscal year 2015 acquisition of Covidien, which added $379 million in amortization expense and fiscal year 2014 acquisitions of TYRX, Corventis, Inc. and Visualase, Inc., partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
In fiscal year 2014, amortization expense was $349 million, an increase of $18 million from $331 million in fiscal year 2013. The increase was primarily due to the third quarter fiscal year 2013 acquisition of Kanghui and the second quarter fiscal year 2014 acquisition of Cardiocom, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. In fiscal year 2015, other expense, net was $118 million, a decrease of $63 million from $181 million in the prior fiscal year. The decrease was primarily due to an increase in net realized foreign currency gains partially offset by increased royalties in our Structural Heart business and increased U.S. medical device excise tax, which for fiscal year 2015 was $135 million compared to $112 million in the prior fiscal year. Total net realized foreign currency gains recorded in other expense, net were $196 million in fiscal year 2015 compared to gains of $43 million in the prior fiscal year.
In fiscal year 2014, other expense, net was $181 million, an increase of $73 million from $108 million in the prior fiscal year. The increase was primarily due to the full year impact of the U.S. medical device excise tax that went into effect January 1, 2013, partially offset by net realized foreign currency gains. In addition, the increase in fiscal year 2014 was partially offset by income from a license related to our Aortic & Peripheral Vascular business. The U.S. medical device excise tax in fiscal year 2014 was $112 million compared to $21 million in the prior fiscal year. Total net realized foreign currency gains recorded in other expense, net were $43 million in fiscal year 2014, compared to gains of $27 million in the prior fiscal year.
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. In fiscal year 2015, interest expense, net was $280 million, as compared to $108 million in fiscal year 2014. For fiscal year 2015, the increase in interest expense, net was primarily due to the impact of the incremental interest expense resulting from the incurrence of $17 billion of debt to fund the Covidien acquisition and the $3 billion term loan funded in January 2015. The $17 billion debt resulted in $77 million of incremental interest expense in the third quarter prior to the close of the Covidien transaction. The Company treats this interest expenses as a Non-GAAP Adjustment. See the table included in the "Executive Level Overview" section of this management's discussion and analysis. The increase in interest expense, net during fiscal year 2015 was partially offset by increased interest income earned on higher investment balances, as compared to fiscal year 2014.
In fiscal year 2014, interest expense, net was $108 million, as compared to $151 million in fiscal year 2013. In fiscal year 2014, the decrease in interest expense, net was the result of decreased interest expense due to reduced amortization of debt discount as a result of the April 2013 repayment of $2.200 billion of Senior Convertible Notes, partially offset by increased debt. The decrease in interest expense, net was also due to increased interest income from higher investment balances, as compared to fiscal year 2013.

See our discussion in the “Liquidity and Capital Resources” section of this management’s discussion and analysis for more information regarding our investment portfolio.
Income Taxes

	Fiscal Year			Percentage Point Increase (Decrease)
(dollars in millions)	2015	2014	2013	FY15/14	FY14/13
Provision for income taxes	$811	$640	$784	N/A	N/A
Effective tax rate	23.3%	17.3%	18.4%	6.0	(1.1)
Non-GAAP adjustments	(5.1)	1.9	0.6	(7.0)	1.3
Non-GAAP nominal tax rate(1)	18.2%	19.2%	19.0%	(1.0)	0.2

(1)
Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of income before income taxes, excluding Non-GAAP Adjustments, as defined in the Executive Summary of this management discussion and analysis. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

Our effective tax rate from continuing operations of 23.3 percent increased by 6.0 percentage points from fiscal year 2014 to fiscal year 2015. The increase in our effective tax rate was due to the net tax impact of special (gains) charges, net, restructuring charges, net, certain litigation charges, net, acquisition-related items, certain tax adjustments, the impact from the acquisition of Covidien, and the operational tax benefits described below.
Our non-GAAP nominal tax rate for fiscal year 2015 was 18.2 percent compared to 19.2 percent in the prior fiscal year. The decrease in our non-GAAP nominal tax rate for fiscal year 2015 as compared to the prior fiscal year was primarily due to the impact of the Covidien acquisition, operational tax benefits, and year-over-year changes in operational results by jurisdiction.
During fiscal year 2015, we recorded $33 million in operational tax benefits. The retroactive renewal and extension of the U.S. federal research and development tax credit resulted in a $12 million operational tax benefit for fiscal year 2015. In addition, we recorded a $9 million benefit associated with foreign dividend distributions, and a $12 million net benefit associated with the resolution of U.S. federal, state, and foreign income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves.
The fiscal year 2014 effective tax rate from continuing operations of 17.3 percent decreased by 1.1 percentage points from fiscal year 2013. The decrease in our effective tax rate was primarily due to the tax impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, the certain tax adjustments recorded during fiscal year 2014, and other factors impacting our non-GAAP nominal tax rate as discussed below.
Our non-GAAP nominal tax rate for fiscal year 2014 was 19.2 percent compared to 19.0 percent in the prior fiscal year. The increase in our non-GAAP nominal tax rate for fiscal year 2014 as compared to the prior fiscal year was primarily due to the impact of the extension of the U.S. federal research and development tax credit on January 2, 2013 for calendar years 2012 and 2013 and the expiration of such extension on December 31, 2013, the finalization of certain income tax returns, changes to uncertain tax position reserves, the restoration of tax basis on certain assets for which depreciation and amortization deductions were previously limited, the tax impact of foreign dividend distributions, and year-over-year changes in operational results by jurisdiction.
During fiscal year 2014, we recorded $42 million in operational tax benefits. This included a $23 million benefit associated with the restoration of tax basis on certain assets for which depreciation and amortization deductions were previously limited and a $19 million net benefit associated with the resolution of certain foreign and state income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves.
See Notes 12 and 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	Fiscal Year
(dollars in millions)	2015	2014
Working capital	$21,671	$15,651
Current ratio*	3.4:1.0	3.8:1.0
Cash, cash equivalents, and current investments	$19,480	$14,241
Short-term borrowings and long-term debt	36,186	11,928
Net cash position**	$(16,706)	$2,313
Total shareholder's equity	$53,230	$19,443
Debt-to-total capital ratio***	40%	38%

*	Current ratio is the ratio of current assets to current liabilities.
**
Net cash position is the sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

***	Debt-to-total capital ratio is the ratio of total debt (short-term borrowings and long-term debt) to total capitalization (total debt and total shareholder's equity).
As of April 24, 2015, we believe our balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our new $3.500 billion Amended and Restated Revolving Credit Facility dated as of January 26, 2015, and related $3.500 billion 2015 commercial paper program entered into on January 26, 2015 (no commercial paper outstanding as of April 24, 2015), will satisfy our foreseeable working capital requirements for at least the next 12 months.  We regularly review our capital needs and  consider various investing and financing alternatives to support our requirements. From time to time, we also may consider repayments, redemptions or repurchases for cash of our outstanding indebtedness, by means of one or more tender offers or otherwise. Subsequent to April 24, 2015, we retired $1.000 billion of maturing debt using existing cash.
On December 10, 2014, Medtronic, Inc. issued seven tranches of Senior Notes (collectively the 2015 Senior Notes) with an aggregate face value of $17 billion which are guaranteed by the Company. In addition, on January 26, 2015, the Company borrowed $3.000 billion for a term of three years under the Term Loan Credit Agreement. The Company used these combined proceeds to fund the approximately $16 billion cash consideration portion of the January 26, 2015 estimated $50 billion acquisition of Covidien and to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness. See Note 8 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information regarding the Company's long-term debt.

Rating for Fiscal Year Ended(1)
	April 24, 2015	April 25, 2014
Standard & Poor's (S&P) Ratings Services
Long-term debt	A	AA-
Short-term debt	A-1	A-1+

Moody's Investors Service (Moody's)
Long-term debt	A3	A2
Short-term debt	P-2	P-1
(1) Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
As expected, subsequent to the closing of our acquisition of Covidien, on January 26, 2015 and January 27, 2015, S&P Ratings Services and Moody's, respectively, lowered Medtronic’s short-term debt rating and long-term debt rating, due to the increase in net leverage as a result of the Covidien transaction and related financing.
We do not expect Moody's and S&P Ratings Services' rating downgrades to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, our $3.500 billion Amended and Restated Revolving Credit Facility and related $3.500 billion 2015 Commercial Paper Program discussed above and within the “Debt and Capital” section of this management’s discussion and analysis.

Our net cash position in fiscal year 2015 decreased by $19.019 billion as compared to fiscal year 2014 and resulted primarily from the $17 billion 2015 Senior Notes and $3 billion borrowed under the Term Loan Credit Agreement to fund the approximately $16 billion cash consideration portion of the acquisition of Covidien, to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. See the “Off-Balance Sheet Arrangements and Long-Term Contractual Obligations” section of this management’s discussion and analysis for further information.
Notes 1 and 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provide information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For the fiscal year ended April 24, 2015, we have made payments related to certain legal proceedings. For information regarding these charges, please see the “Special (Gains) Charges, Net, Restructuring Charges, Net, Certain Litigation Charges, Net, Acquisition-Related Items, and Certain Tax Adjustments” section of this management’s discussion and analysis.
As of April 24, 2015 and April 25, 2014, approximately $17.7 billion and $14.0 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries.  As we continue to focus on goals to grow our business globally, and emerging markets continue to be a significant driver of this growth, this has resulted in us permanently reinvesting our non-U.S. cash in our non-U.S. operations. Although our current intent remains that these funds be indefinitely reinvested in non-U.S. subsidiaries, from time to time we evaluate our legal entity structure supporting our business operations.  To the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations. If the portion of these funds held by U.S. controlled non-U.S. subsidiaries were repatriated to the U.S., the amounts would generally be subject to U.S. tax. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside of Ireland. Our current plans do not foresee a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings have experienced reduced liquidity in recent years due to changes in investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For the fiscal year ended April 24, 2015, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of April 24, 2015, we have $174 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $14.666 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding fair value measurements.

Summary of Cash Flows

	Fiscal Year
(in millions)	2015	2014	2013
Cash provided by (used in):
Operating activities	$4,902	$4,959	$4,942
Investing activities	(17,058)	(3,594)	(3,101)
Financing activities	15,949	(918)	(2,101)
Effect of exchange rate changes on cash and cash equivalents	(353)	37	7
Net change in cash and cash equivalents	$3,440	$484	$(253)
Operating Activities Our net cash provided by operating activities was $4.902 billion, decreasing $57 million for the fiscal year ended April 24, 2015 compared to $4.959 billion for the prior year. The slight year-over-year decrease is primarily the result of certain Covidien acquisition impacts, including acquisition-related items, accrued liabilities, and deferred income taxes, offset by the $750 million settlement payment made to Edwards in May 2014.
Our net cash provided by operating activities was $4.959 billion for the fiscal year ended April 25, 2014 increasing $17 million compared to $4.942 billion for the fiscal year ended April 26, 2013.
Investing Activities Our net cash used in investing activities was $17.058 billion for the fiscal year ended April 24, 2015 compared to $3.594 billion for the prior year. The $13.464 billion increase in net cash used in investing activities was primarily attributable to higher levels of cash used in the current year for acquisitions, primarily related to the Covidien acquisition net of cash acquired, partially offset by a decrease in net purchases and sales and maturities of marketable securities.
Our net cash provided in investing activities was $3.594 billion for the fiscal year ended April 25, 2014 compared to $3.101 billion for the prior year. The $493 million increase in cash used in investing activities was primarily attributable to increased net purchases of marketable securities compared to the prior fiscal year partially offset by higher levels of cash used in the prior year for acquisitions, primarily related to Kanghui.
Financing Activities We had net cash provided by financing activities of $15.949 billion for the fiscal year ended April 24, 2015 compared to $918 million used in financing activities the prior year. The $16.867 billion increase in financing activities primarily resulted from a net increase in issuances of long-term debt net of payments on long-term debt and short-term borrowings, partially offset by a decrease in net issuance and repurchases of ordinary shares compared to the prior fiscal year.
We had net cash used in financing activities of $918 million for the fiscal year ended April 25, 2014 compared to $2.101 billion for the prior fiscal year. The $1.183 billion decrease in cash used in financing activities primarily resulted from a $1.457 billion decrease in net payments in excess of issuances on long-term debt and short-term borrowings, partially offset by a $266 million increase in ordinary share repurchases net of issuances compared to the prior fiscal year.

Free Cash Flow
Free cash flow represents the cash that we have available to pursue opportunities that we believe enhance shareholder value. Management uses this non-GAAP financial measure, in addition to U.S. GAAP financial measures to evaluate our operating results. Free cash flow is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

	Fiscal Year
(in millions)	2015	2014	2013
Net cash provided by operating activities	$4,902	$4,959	$4,942
Net cash used in investing activities	(17,058)	(3,594)	(3,101)
Net cash provided by (used in) financing activities	15,949	(918)	(2,101)

Net cash provided by operating activities	4,902	4,959	4,942
Additions to property, plant, and equipment	(571)	(396)	(457)
Free cash flow	$4,331	$4,563	$4,485

Dividends to shareholders	$1,337	$1,116	$1,055
Repurchase of ordinary shares	1,920	2,553	1,247
Issuances of ordinary shares	(649)	(1,307)	(267)
Return to shareholders	$2,608	$2,362	$2,035

Return of operating cash flow percentage	53%	48%	41%
Return of free cash flow percentage	60%	52%	45%
We returned 53 percent, 48 percent, and 41 percent of our operating cash flow to shareholders in fiscal years 2015, 2014, and 2013, respectively, through a combination of share repurchases and dividend payments. Free cash flow returned to shareholders was 60 percent, 52 percent, and 45 percent in fiscal years 2015, 2014, and 2013, respectively.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 40 percent as of April 24, 2015 and 38 percent as of April 25, 2014.
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In January 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the adoption of the existing Medtronic, Inc. share redemption program. During fiscal years 2015 and 2014, we repurchased a total of 29.8 million and 47.8 million shares at an average price of $64.53 and $53.37, respectively. As of April 24, 2015, we have approximately 29.7 million shares remaining under the current Board authorization. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of an additional 80 million of the Company's ordinary shares.
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of April 24, 2015, was $2.434 billion compared to $1.613 billion as of April 25, 2014.
We maintain a commercial paper program for short term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.500 billion. We previously maintained a commercial paper program that allowed us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. No amounts were outstanding under either of these programs as of April 24, 2015 and April 25, 2014, respectively.
During fiscal years 2015 and 2014, the weighted average original maturity of the commercial paper outstanding was approximately 52 and 53 days, respectively, and the weighted average interest rate was 0.13 percent and 0.09 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.

We also have a $3.500 billion syndicated line of credit facility ($3.500 Billion Revolving Credit Facility) which expires in January 2020. The current $3.500 Billion Revolving Credit Facility was amended and restated from a previous $2.250 billion line of credit facility upon the close of the Transaction. The $3.500 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.500 Billion Revolving Credit Facility provides us with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.500 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. As of April 24, 2015 and April 25, 2014, no amounts were outstanding on the committed line of credits.
Interest rates on advances on our $3.500 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P Ratings Services and Moody’s. For additional information on our credit ratings status by S&P Ratings Services and Moody's refer to "Liquidity and Capital Resources" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with as of April 24, 2015.
We utilize Senior Notes that are unsecured, senior obligations that rank equally with all other secured and unsubordinated indebtedness to meet our long-term financing needs. We use the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate purposes and in the case of Senior Notes issued on December 10, 2014, to finance the Covidien acquisition and related expenses. Long-term debt as of April 24, 2015 was $33.752 billion compared to $10.315 billion as of April 25, 2014. The indentures under which the Senior Notes have been issued contain customary covenants, all of which we remain in compliance with as of April 24, 2015.
As of January 26, 2015, Covidien had $5.000 billion aggregate principal amount of senior notes issued and outstanding, on which the Company recorded a fair value adjustment, as required upon acquisition, which resulted in a premium totaling $607 million.

On December 10, 2014, we issued seven tranches of the 2015 Senior Notes with an aggregate face value of $17 billion. In addition, on January 26, 2015, we also borrowed $3.000 billion for a term of three years under a term loan agreement. We used these combined proceeds to fund the approximately $16 billion cash consideration portion of the approximately $50 billion acquisition of Covidien, to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness.
In February 2014, the Company issued four tranches of Senior Notes (collectively, the 2014 Senior Notes) with an aggregate face value of $2.000 billion. The Company used the net proceeds from the sale of the 2014 Senior Notes for working capital and general corporate purposes, including repayment of our indebtedness.
For additional information regarding our debt agreements, refer to Note 8 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Long-Term Contractual Obligations
We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing. See Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding contingent consideration.
In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions cannot be estimated, and we have not accrued any liabilities within our consolidated financial statements or included any indemnification provisions in our commitments table. Historically, we have not experienced significant losses on these types of indemnification obligations.

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of April 24, 2015. See Notes 8 and 14 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding long-term debt and lease obligations, respectively. Additionally, see Note 12 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$624	$196	$138	$93	$66	$43	$88
Commitments to fund minority investments/contingent acquisition consideration(2)	494	58	54	144	41	40	157
Interest payments(3)	16,680	1,175	1,156	1,113	998	978	11,260
Other(4)	415	265	63	32	19	18	18
Contractual obligations related to off-balance sheet arrangements subtotal	$18,213	$1,694	$1,411	$1,382	$1,124	$1,079	$11,523
Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(5)	$35,445	$2,404	$506	$6,154	$403	$4,253	$21,725
Capital leases	145	15	32	19	20	20	39
Contractual obligations reflected in the balance sheet subtotal	$35,590	$2,419	$538	$6,173	$423	$4,273	$21,764
Total contractual obligations	$53,803	$4,113	$1,949	$7,555	$1,547	$5,352	$33,287

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(2)
Certain commitments related to the funding of cost or equity method investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions, and estimated royalty obligations. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates.

(3)
Interest payments in the table above reflect the contractual interest payments on our outstanding debt, and exclude the impact of the debt discount amortization and impact of interest rate swap agreements. See Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our debt agreements.

(4)
We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders. These obligations also include certain research and development arrangements.

(5)
Long-term debt in the table above includes the $3.000 billion Term Loan Credit Agreement, $5.000 billion of CIFSA Senior Notes, $17.000 billion of 2015 Senior Notes, $2.000 billion of 2014 Senior Notes, $3.000 billion of 2013 Senior Notes, $1.075 billion of 2012 Senior Notes, $1.000 billion of 2011 Senior Notes, $1.750 billion of 2010 Senior Notes, $700 million of 2009 Senior Notes, and $600 million of 2005 Senior Notes. The table above excludes the debt premium and discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 8 and 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the interest rate swap agreements.

Acquisitions
Information regarding acquisitions is included in Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
We periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are reflected in the consolidated statements of cash flows as a component of investing activities under other investing activities, net.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Cautionary Factors That May Affect Future Results
This Annual Report, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, research and development strategy, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions (including matters related to our recently completed acquisition of Covidien), divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; unanticipated issues that may affect U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, changes in applicable tax rates, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, or failure to achieve the intended benefits of the Covidien acquisition or disruption of our current plans and operations.
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
We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Due to the global nature of our operations, we are exposed to currency exchange rate changes. In a period where the U.S. dollar is strengthening/weakening as compared to other currencies, our revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 24, 2015 and April 26, 2014 was $9.782 billion and $8.051 billion, respectively. At April 24, 2015, these contracts were in an unrealized gain position of $599 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at April 24, 2015 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $586 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are subject to interest rate risk on our investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio as of April 24, 2015, was comprised of debt predominately denominated in U.S. dollars. Our debt portfolio was comprised of approximately 90% fixed rate debt and approximately 10% floating-rate debt as of April 24, 2015. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of April 24, 2015, indicates that the fair value of these instruments would correspondingly change by $76 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. For additional discussion of market risk, see Notes 5 and 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medtronic plc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Medtronic plc and its subsidiaries (the Company) at April 24, 2015 and April 25, 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Covidien plc from its assessment of internal control over financial reporting as of April 24, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Covidien plc from our audit of internal control over financial reporting. Covidien plc is a wholly-owned subsidiary whose total assets and total revenues represent 8 percent and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended April 24, 2015.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 23, 2015

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
	2015	2014	2013
(in millions, except per share data)
Net sales	$20,261	$17,005	$16,590

Costs and expenses:
Cost of products sold	6,309	4,333	4,126
Research and development expense	1,640	1,477	1,557
Selling, general, and administrative expense	6,904	5,847	5,698
Special (gains) charges, net	(38)	40	—
Restructuring charges, net	237	78	172
Certain litigation charges, net	42	770	245
Acquisition-related items	550	117	(49)
Amortization of intangible assets	733	349	331
Other expense, net	118	181	108
Operating profit	3,766	3,813	4,402

Interest income	(386)	(271)	(237)
Interest expense	666	379	388
Interest expense, net	280	108	151
Income from operations before income taxes	3,486	3,705	4,251

Provision for income taxes	811	640	784
Net income	$2,675	$3,065	$3,467

Basic earnings per share	$2.44	$3.06	$3.40

Diluted earnings per share	$2.41	$3.02	$3.37

Basic weighted average shares outstanding	1,095.5	1,002.1	1,019.3

Diluted weighted average shares outstanding	1,109.0	1,013.6	1,027.5

Cash dividends declared per ordinary share	$1.22	$1.12	$1.04
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
	2015	2014	2013
(in millions)
Net income	$2,675	$3,065	$3,467

Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $11, $(58), and $(19), respectively	20	(103)	(33)
Translation adjustment	(495)	13	(21)
Net change in retirement obligations, net of tax (benefit) expense of $(173), $72, and $(4), respectively	(366)	87	(18)
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $146, $(60), and $30, respectively	254	(102)	53

Other comprehensive loss	(587)	(105)	(19)

Comprehensive income	$2,088	$2,960	$3,448
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

	April 24, 2015	April 25, 2014
(in millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,843	$1,403
Investments	14,637	12,838
Accounts receivable, less allowances of $144 and $115, respectively	5,112	3,811
Inventories	3,463	1,725
Tax assets	1,335	736
Prepaid expenses and other current assets	1,454	697
Total current assets	30,844	21,210
Property, plant, and equipment, net	4,699	2,392
Goodwill	40,530	10,593
Other intangible assets, net	28,101	2,286
Long-term tax assets	774	300
Other assets	1,737	1,162
Total assets	$106,685	$37,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,434	$1,613
Accounts payable	1,610	742
Accrued compensation	1,611	1,015
Accrued income taxes	935	164
Deferred tax liabilities	119	19
Other accrued expenses	2,464	2,006
Total current liabilities	9,173	5,559
Long-term debt	33,752	10,315
Long-term accrued compensation and retirement benefits	1,535	662
Long-term accrued income taxes	2,476	1,343
Long-term deferred tax liabilities	4,700	386
Other long-term liabilities	1,819	235
Total liabilities	53,455	18,500
Commitments and contingencies (Notes 2, 14, and 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, $0.10; 2.6 billion,1.6 billion shares authorized, 1,421,648,005 and 998,999,125 shares issued and outstanding, respectively	—	100
Retained earnings	54,414	19,940
Accumulated other comprehensive loss	(1,184)	(597)
Total shareholders’ equity	53,230	19,443
Total liabilities and shareholders’ equity	$106,685	$37,943
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Shareholders’ Equity

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Par Value
(in millions)
Balance as of April 27, 2012	1,037	$104	$17,482	$(473)	$17,113
Net income	—	—	3,467	—	3,467
Other comprehensive loss	—	—	—	(19)	(19)
Dividends to shareholders	—	—	(1,055)	—	(1,055)
Issuance of shares under stock purchase and award plans	10	1	266	—	267
Repurchase of ordinary shares	(31)	(3)	(1,244)	—	(1,247)
Tax deficit from exercise of stock-based awards	—	—	(7)	—	(7)
Stock-based compensation	—	—	152	—	152
Balance as of April 26, 2013	1,016	$102	$19,061	$(492)	$18,671
Net income	—	—	3,065	—	3,065
Other comprehensive loss	—	—	—	(105)	(105)
Dividends to shareholders	—	—	(1,116)	—	(1,116)
Issuance of shares under stock purchase and award plans	31	3	1,304	—	1,307
Repurchase of ordinary shares	(48)	(5)	(2,548)	—	(2,553)
Tax benefit from exercise of stock-based awards	—	—	29	—	29
Stock-based compensation		—	145	—	145
Balance as of April 25, 2014	999	$100	$19,940	$(597)	$19,443
Net income	—	—	2,675	—	2,675
Other comprehensive loss	—	—	—	(587)	(587)
Ordinary shares issued in connection with the Covidien plc acquisition, net of taxes	436	—	33,787	—	33,787
Result of contribution of Medtronic, Inc. to Medtronic plc	—	(99)	99	—	—
Dividends to shareholders	—	—	(1,337)	—	(1,337)
Issuance of shares under stock purchase and award plans	17	2	647	—	649
Repurchase of ordinary shares	(30)	(3)	(1,917)	—	(1,920)
Tax benefit from exercise of stock-based awards	—	—	81	—	81
Stock-based compensation	—	—	439	—	439
Balance as of April 24, 2015	1,422	$—	$54,414	$(1,184)	$53,230
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
	2015	2014	2013
(in millions)
Operating Activities:
Net income	$2,675	$3,065	$3,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,306	850	819
Amortization of debt discount and issuance costs	76	8	104
Acquisition-related items	634	110	(74)
Provision for doubtful accounts	35	43	51
Deferred income taxes	(926)	(207)	(7)
Stock-based compensation	439	145	152
Other, net	(134)	(28)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(413)	(70)	1
Inventories	(282)	(39)	93
Accounts payable and accrued liabilities	1,616	(117)	481
Other operating assets and liabilities	643	444	(215)
Certain litigation charges, net	42	770	245
Certain litigation payments	(809)	(15)	(175)
Net cash provided by operating activities	4,902	4,959	4,942
Investing Activities:
Acquisitions, net of cash acquired	(14,884)	(385)	(820)
Additions to property, plant, and equipment	(571)	(396)	(457)
Purchases of marketable securities	(7,582)	(10,895)	(12,321)
Sales and maturities of marketable securities	5,890	8,111	10,511
Other investing activities, net	89	(29)	(14)
Net cash used in investing activities	(17,058)	(3,594)	(3,101)
Financing Activities:
Acquisition-related contingent consideration	(85)	(1)	(18)
Change in short-term borrowings, net	(1)	127	(720)
Repayment of short-term borrowings (maturities greater than 90 days)	(150)	(1,301)	(2,700)
Proceeds from short-term borrowings (maturities greater than 90 days)	150	1,176	2,628
Issuance of long-term debt	19,942	1,994	2,980
Payments on long-term debt	(1,268)	(565)	(2,214)
Dividends to shareholders	(1,337)	(1,116)	(1,055)
Issuance of ordinary shares	649	1,307	267
Repurchase of ordinary shares	(1,920)	(2,553)	(1,247)
Other financing activities	(31)	14	(22)
Net cash provided by (used in) financing activities	15,949	(918)	(2,101)
Effect of exchange rate changes on cash and cash equivalents	(353)	37	7
Net change in cash and cash equivalents	3,440	484	(253)
Cash and cash equivalents at beginning of period	1,403	919	1,172
Cash and cash equivalents at end of period	$4,843	$1,403	$919
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$632	$521	$537
Interest	578	394	333

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic plc, Medtronic or the Company), the successor registrant to Medtronic, Inc., a Minnesota corporation, was incorporated in Ireland on June 12, 2014 as a private limited company, and was re-registered effective January 26, 2015 as a public limited company. The Company was established for the purpose of facilitating the acquisition of Covidien plc, a public limited company organized under the laws of Ireland (Covidien), which closed on January 26, 2015 (Acquisition Date). Upon completion of this transaction, Medtronic replaced Medtronic, Inc., as the ultimate parent company of the Medtronic group. This part of the transaction was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly, the historical consolidated financial statements of Medtronic, Inc. for periods prior to this transaction are considered to be the historical financial statements of the Company.
Principles of Consolidation The consolidated financial statements include the accounts of Medtronic plc and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April. The Company’s fiscal years 2015, 2014, and 2013 ended on April 24, 2015, April 25, 2014, and April 26, 2013, respectively, all of which were 52-week years. Fiscal year 2016 is a 53-week year, with the extra week occurring during the first quarter.
Cash Equivalents The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.
Investments Investments in marketable equity securities and certain debt securities are classified and accounted for as available-for-sale. Debt securities include corporate debt securities, U.S. and foreign government and agency securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. These investments are recorded at fair value in the consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on the consolidated balance sheets. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The classification of marketable securities as current or long-term is based on the nature of the securities and their availability for use in current operations consistent with how the Company manages its capital structure and liquidity.
Investments in securities that are classified and accounted for as trading securities primarily include exchange-traded funds and are recorded at fair value on the consolidated balance sheets. The Company seeks to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements. The change in fair value for trading securities is recorded as a component of interest expense, net on the consolidated statements of income.
Certain of the Company’s investments in equity and other securities are long-term, strategic investments in companies that are in varied stages of development. These investments are included in other assets on the consolidated balance sheets. The Company accounts for these investments under the cost or the equity method of accounting, as appropriate. Certain of these investments are publicly traded companies and are therefore accounted for as available for sale. The valuation of equity and other securities accounted for under the cost method considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss is recognized in the consolidated statements of income in the period the determination is made. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Equity securities accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. See Note 5 for discussion of the gains and losses recognized on equity and other securities.
Inventories Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. Inventory balances are as follows:

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	April 24, 2015	April 25, 2014
Finished goods	$2,268	$1,196
Work in-process	509	247
Raw materials	686	282
Total	$3,463	$1,725
Property, Plant, and Equipment Property, plant, and equipment is stated at cost. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Property, plant, and equipment balances and corresponding lives are as follows:

(in millions)	April 24, 2015	April 25, 2014	Lives (in years)
Land and land improvements	$217	$152	Up to 20
Buildings and leasehold improvements	2,314	1,565	Up to 40
Equipment	5,649	4,409	Generally 3-7, up to 15
Construction in progress	683	313	—
Subtotal	8,863	6,439
Less: Accumulated depreciation	(4,164)	(4,047)
Property, plant, and equipment, net	$4,699	$2,392
Depreciation expense of $573 million, $501 million, and $488 million was recognized in fiscal years 2015, 2014, and 2013, respectively.
Goodwill and Intangible Assets Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. In accordance with U.S. GAAP, goodwill is not amortized. The Company assesses the impairment of goodwill annually in the third quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceed the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted future cash flow analysis.
Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research and development (IPR&D). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis.
IPR&D acquired in a business combination is initially capitalized at its fair value as an indefinite-lived intangible asset. IPR&D has an indefinite life and is not amortized until regulatory approval is received and the product is launched, at which time the IPR&D becomes an amortizable asset.
IPR&D represents the fair value of those research and development (R&D) projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of IPR&D requires the Company to make significant estimates. The fair value of IPR&D is determined by estimating the future cash flows of each R&D project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.
At the time of acquisition, the Company expects that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delays or failure to obtain regulatory approvals to conduct clinical trials, delays or failure to obtain required market clearances, or delays

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

or issues with patent issuance, validity, and litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies. If the related R&D project is not completed in a timely manner or the R&D project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
Contingent Consideration The Company recognizes contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. The fair value of the contingent consideration is remeasured each reporting period with the change in fair value, including accretion for the passage of time, recognized as income or expense within acquisition-related items in the consolidated statements of income. Changes in the fair value will impact the Company’s earnings in such reporting period thereby resulting in potential variability in the Company’s earnings until contingencies are resolved.
Derivatives U.S. GAAP requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through earnings unless the derivative qualifies for hedge accounting. If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in other comprehensive income (loss) until the hedged item is recognized in earnings upon settlement/termination. The changes in the fair value of the derivative are intended to offset the change in fair value of the hedged asset, liability, or probable commitment. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings. Cash flows from derivative contracts are reported as operating activities in the consolidated statements of cash flows.
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments that qualify for hedge accounting are recorded at fair value on the consolidated balance sheets, as a component of prepaid expenses and other current assets, other assets, other accrued expenses, or other long-term liabilities depending upon the gain or loss position of the contract and contract maturity date.
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in other expense, net or cost of products sold in the consolidated statements of income, depending on the underlying transaction that is being hedged, in the same period or periods during which the hedged transaction affects earnings.
The Company uses freestanding derivative forward contracts to offset its exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
The Company uses forward starting interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on the forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that are determined to be ineffective are immediately recognized in interest expense, net.
The Company uses interest rate derivative instruments designated as fair value hedges to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. Changes in the fair value of the derivative instrument are recorded in interest

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

expense, net, and are offset by changes in the fair value of the underlying debt instrument. The gains (losses) from terminated interest rate swap agreements are recorded in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction of (addition to) interest expense, net over the remaining life of the related debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
In addition, the Company has collateral credit agreements with its primary derivative counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties.
Fair Value Measurements The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Inputs are unobservable for the asset or liability.
Financial assets that are classified as Level 1 securities include highly liquid government bonds within U.S. government and agency securities, marketable equity securities, and exchange-traded funds for which quoted market prices are available. In addition, the Company classifies foreign currency forward contracts as Level 1 since they are valued using quoted market prices in active markets which have identical assets or liabilities.
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, U.S. government and agency securities, foreign government and agency securities, certificates of deposit, other asset-backed securities, debt funds, and certain mortgage-backed securities whose value is determined using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, interest rate swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities include certain corporate debt securities, auction rate securities, and certain mortgage-backed securities. With the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities.
Warranty Obligation The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the claim. The Company includes the warranty obligation in other accrued expenses and other long-term liabilities on the consolidated balance sheets. The Company includes the covered costs associated with field actions, if any, in cost of products sold in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Changes in the Company’s product warranty obligations during the years ended April 24, 2015 and April 25, 2014 consisted of the following:

(in millions)
Balance as of April 26, 2013	$35
Warranty claims provision	25
Settlements made	(28)
Balance as of April 25, 2014	$32
Fair value of warranty obligation acquired from Covidien	23
Technology upgrade commitment	74
Warranty claims provision	30
Settlements made	(24)
Balance as of April 24, 2015	$135
Self-Insurance With the exception of insurance that Covidien currently holds for certain risks, it is the Company’s policy to self-insure the vast majority of its insurable risks including medical and dental costs, disability coverage, physical loss to property, business interruptions, workers’ compensation, comprehensive general, and product liability. Insurance coverage is obtained for those risks required to be insured by law or contract. The Company uses claims data and historical experience, as applicable, to estimate liabilities associated with the exposures that the Company has self-insured. Based on historical loss trends, the Company believes that its self-insurance program accruals and its existing insurance coverage will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on the Company’s consolidated financial statements.
Retirement Benefit Plan Assumptions The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. Pension benefit costs include assumptions for the discount rate, retirement age, compensation rate increases, and the expected return on plan assets. Post-retirement medical benefit costs include assumptions for the discount rate, retirement age, expected return on plan assets, and health care cost trend rate assumptions.
Revenue Recognition The Company sells its products through direct sales representatives and independent distributors. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, which may be upon shipment or upon delivery to the customer site, based on the contract terms or legal requirements in non-U.S. jurisdictions, provided there are no material remaining performance obligations required of the Company or any matters requiring customer acceptance. In cases where the Company utilizes distributors or ships product directly to the end user, it generally recognizes revenue upon shipment provided all revenue recognition criteria have been met. A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts, and rebates as a reduction of net sales in the same period revenue is recognized.
Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized. Rebates are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the rebate claim, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment.
In certain circumstances, the Company enters into arrangements in which it provides multiple deliverables to its customers. Agreements with multiple deliverables are divided into separate units of accounting. Total revenue is first allocated among the deliverables based upon their relative fair values. Revenue is then recognized for each deliverable in accordance with the principles described above. Fair values are determined based on the prices at which the individual deliverables are regularly sold to other third parties.
Shipping and Handling Shipping and handling costs incurred were $284 million, $194 million, and $182 million in fiscal years 2015, 2014, and 2013, respectively, and are included in selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Research and Development Research and development costs are expensed when incurred. Research and development costs include costs of all basic research activities as well as other research, engineering, and technical effort required to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.
Costs Associated with Exit Activities The Company accrues employee termination costs associated with ongoing benefit arrangements, including benefits provided as part of the Company’s U.S. severance policy or provided in accordance with non-U.S. statutory requirements, if the obligation is attributed to prior services rendered, the rights to the benefits have vested, the payment is probable, and the amount can be reasonably estimated. Other costs associated with exit activities may include distributor cancellation fees, costs related to leased facilities to be abandoned or subleased, and asset impairments.
Contingencies The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In accordance with U.S. GAAP, income tax liabilities are not accounted for under the loss contingency rules, but rather specific accounting guidance. Insurance recoveries related to potential claims are recognized up to the amount of the recorded liability when coverage is confirmed and the estimated recoveries are probable of payment. These recoveries are not netted against the related liabilities for financial statement presentation.
Accrued Certain Litigation Charges   The Company accrues for legal and environmental matters that are probable and estimable and includes certain estimated costs of settlement and damages for legal matters and cleanup and remediation for environmental matters. Legal costs of defending legal claims are generally expensed as incurred. As of April 24, 2015 and April 25, 2014, accrued certain litigation charges involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, and other matters were $879 million and $917 million, respectively. The Company includes accrued certain litigation and environmental charges in other accrued expenses and other long-term liabilities on the Company’s consolidated balance sheets.
Tax Guarantees As a result of the recent acquisition of Covidien, the Company has guarantee commitments and indemnifications with Tyco International plc (Tyco International) and TE Connectivity Ltd. (TE Connectivity) which relate to certain contingent tax liabilities as part of a tax sharing agreement. These commitments and indemnifications were recorded at their respective fair values as of the Acquisition Date. Each reporting period, the Company evaluates the potential loss that it believes is probable. This guarantee currently has not been amortized into income because there has been no predictable pattern of performance. As a result, the liability generally will be reduced upon the Company’s release from its obligations or as payments are made. As of April 24, 2015, current and non-current liabilities related to guarantee commitments associated with Tyco International's and TE Connectivity's tax obligations totaled $481 million and are included in other accrued expenses and other long-term liabilities on the Company’s consolidated balance sheet.
The Company also has current and non-current receivables due from Tyco International and TE Connectivity as a result of the tax sharing agreement. As of April 24, 2015, current and non-current receivables from Tyco International and TE Connectivity totaled $296 million and are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheet. See Note 16 for additional background on the tax sharing agreement.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, Puerto Rico excise tax, and U.S. medical device excise tax.
Foreign Currency Translation Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the consolidated balance sheets. Elements of the consolidated statements of income are translated at the average monthly currency exchange rates in effect during the period and foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of income.
Comprehensive Income and Accumulated Other Comprehensive Loss In addition to net income, comprehensive income includes changes in currency exchange rate translation adjustments, unrealized gains and losses on currency exchange rate derivative contracts and interest rate derivative instruments qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Taxes are not provided on

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.
Presented below is a summary of activity for each component of accumulated other comprehensive loss for fiscal year 2013:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 27, 2012	$130	$306	$(834)	$(75)	$(473)
Other comprehensive (loss) income	(33)	(21)	(18)	53	(19)
Correction of classification	—	(80)	—	80	—
Balance as of April 26, 2013	$97	$205	$(852)	$58	$(492)
Included in cumulative translation adjustments is translation on certain foreign exchange rate derivatives held by non-U.S. dollar functional currency entities. In the first quarter of fiscal year 2014, the Company prospectively adopted guidance issued that requires additional disclosure related to the impact of reclassification adjustments out of accumulated other comprehensive loss on net income. The required disclosures are included in Note 15.
Refer to the consolidated statements of comprehensive income for additional information.
Earnings Per Share Earnings per share is calculated using the two-class method, as the Company's A Preferred Shares, issued as part of the Transaction, are considered a participating security. Accordingly, earnings are allocated to both ordinary shares and participating securities in determining earnings per ordinary share. Due to the limited number of A Preferred Shares outstanding, this allocation had no effect on ordinary earnings per share; therefore, it is not presented below. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive ordinary shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive ordinary shares include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2015	2014	2013
Numerator:
Net income attributable to ordinary shareholders	$2,675	$3,065	$3,467
Denominator:
Basic – weighted average shares outstanding	1,095.5	1,002.1	1,019.3
Effect of dilutive securities:
Employee stock options	9.1	7.1	2.8
Employee restricted stock units	4.3	4.3	5.3
Other	0.1	0.1	0.1
Diluted – weighted average shares outstanding	1,109.0	1,013.6	1,027.5

Basic earnings per share	$2.44	$3.06	$3.40
Diluted earnings per share	$2.41	$3.02	$3.37
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 2 million, 5 million, and 38 million ordinary shares in fiscal years 2015, 2014, and 2013, respectively, because their effect would be anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

New Accounting Standards
Recently Adopted
In March 2013, the Financial Accounting Standards Board (FASB) issued amended guidance on a parent company's accounting for the CTA recorded in AOCI associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest, in a subsidiary or group of assets within a foreign entity. This accounting guidance was effective for the Company beginning in the first quarter of fiscal year 2015. This amended guidance has not had a material impact on the Company's consolidated financial position or consolidated results of operations.

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. The Company prospectively adopted this accounting guidance in the first quarter of fiscal year 2015 and its adoption did not have a material impact on the Company's consolidated financial statements.
Not Yet Adopted
In April 2014, the FASB issued amended guidance for reporting discontinued operations. The amended guidance changes the criteria for determining when the results of operations are to be reported as discontinued operations and expands the related disclosure requirements. The guidance defines a discontinued operation as a component or group of components that is disposed of or classified as held for sale which is a strategic shift that has, or will have, a major effect on financial position and results of operations. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2016. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods. However, the FASB has recently proposed a one-year deferral of the effective date, which is currently subject to approval. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.
2. Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during fiscal years 2015, 2014, and 2013. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the companies acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. With the exception of the Covidien acquisition and unless otherwise disclosed, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the fiscal years ended April 24, 2015, April 25, 2014, or April 26, 2013. The results of operations related to each company acquired have been included in the Company’s consolidated statements of income since the date each company was acquired.
Fiscal Year 2015
Covidien public limited company
On January 26, 2015, pursuant to the transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), by and among Medtronic, Inc., Covidien, Medtronic plc (formerly known as Medtronic Limited, Medtronic Holdings Limited and Kalani I Limited), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub), (i) Medtronic and IrSub acquired Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201 (the Arrangement), and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 and (ii) MergerSub merged with and into Medtronic Inc., with Medtronic Inc. as the surviving corporation in the merger (the Merger and, together with the Acquisition, the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Transactions). Following the consummation of the Transactions on January 26, 2015, Medtronic Inc. and Covidien became subsidiaries of Medtronic. In connection with the consummation of the Transactions, Medtronic re-registered as a public limited company organized under the laws of Ireland.
On January 26, 2015, (a) each Covidien ordinary share was converted into the right to receive $35.19 in cash and 0.956 of a newly issued Medtronic plc share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic, Inc. common stock was converted into the right to receive one Medtronic plc ordinary share. Based on the number of outstanding shares of Medtronic, Inc. and Covidien as of January 23, 2015 (the last business day prior to the close of the transaction), former Medtronic, Inc. and Covidien shareholders held approximately 69 percent and 31 percent, respectively, of the Company's ordinary shares after giving effect to the acquisition.
Covidien is a global leader in the development, manufacture, and sale of healthcare products for use in clinical and home settings. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group and Restorative Therapies Group segments.
The acquisition of Covidien continues the Company's mission to create a medical technology and services company with a comprehensive product portfolio and a broad global reach that is better able to improve healthcare outcomes. Medtronic's management believes the acquisition of Covidien will provide substantial synergies including, but not limited to, enhanced operational cost efficiencies, incremental revenue opportunities, acceleration of long-term growth potential through broader geographic reach, and increased earnings and cash flow.
Fair Value of Consideration Transferred
Total consideration was approximately $50 billion, consisting of $16 billion cash and $34 billion of non-cash consideration. Total consideration is comprised of the equity value of the shares that were outstanding as of January 23, 2015 and the portion of Covidien's share awards and share options earned as of January 23, 2015 ($559 million). Share awards and share options not earned ($496 million) as of January 23, 2015 will be expensed over the remaining future vesting period, including $189 million and $70 million recognized in acquisition-related items and restructuring charges, net, respectively, for the fiscal year ended April 24, 2015.
The following table summarizes the total fair value of consideration transferred:

(in millions, except $ per share data)
Cash consideration paid to Covidien shareholders ($35.19 per share)	$15,994
Cash consideration paid for vested Covidien share awards ($35.19 per share)	33
Total cash consideration	$16,027

Covidien shares outstanding as of January 23, 2015	455
Exchange ratio per share	0.956
Total Medtronic shares issued to Covidien shareholders (a)	435
Medtronic per share value as of January 23, 2015	$76.95
Fair value of Medtronic shares issued to Covidien shareholders	$33,435
Fair value of shares issued to Covidien share award holders (a)	70
Fair value of share options and awards issued to Covidien share option and award holders	456
Total fair value of consideration transferred	$49,988
(a) 1 million ordinary shares were issued, net, to Covidien share award holders.
Fair Value of Assets Acquired and Liabilities Assumed
The Company accounted for the acquisition of Covidien as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the Acquisition Date. Based upon a preliminary acquisition valuation, the Company acquired $18.3 billion of customer-related intangible assets, $7.1 billion of technology-based intangible assets, $0.5 billion of tradenames, with weighted average estimated useful lives of 18, 16, and 3 years, respectively, $0.4 billion of IPR&D, and $29.6 billion of goodwill.
As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period in fiscal year 2016. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.
The preliminary fair values of the assets acquired and liabilities assumed are as follows:

(estimated in millions)
Accounts receivable	$1,349
Inventories	2,222
Other current assets	2,949
Property, plant, and equipment	2,354
Goodwill	29,586
Intangible assets	26,265
Other assets	747
Total assets acquired	65,472

Short-term borrowings	1,011
Other current liabilities	2,331
Long-term debt	4,623
Long-term deferred tax liabilities	4,736
Other long-term liabilities	2,783
Total liabilities assumed	15,484
Net assets acquired	$49,988
Goodwill has been allocated to the Minimally Invasive Therapies Group, Cardiac and Vascular Group, Restorative Therapies Group, and Diabetes Group. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 7 for additional information about goodwill and other intangible assets.
Contingent liabilities assumed as part of the Acquisition total $2.2 billion and are included in accrued income taxes, other accrued expenses, long-term accrued income taxes, and other long-term liabilities. These contingent liabilities include $1.5 billion related to income taxes (including uncertain tax positions and guarantee commitments), $0.5 billion related to legal claims (including product liability), and $0.2 billion related to environmental matters. Contingent liabilities are recorded at their estimated fair values, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Legal matters and certain environmental matters that are legal in nature are recorded at their respective probable and estimable amounts. See Note 16 for additional background on contingent liabilities. The estimated fair values noted above are preliminary and are subject to change upon finalization of the purchase accounting assessment and may have a material impact on the Company's results of operations and financial position.
Actual and Pro Forma Impact
The Company's consolidated financial statements for the fiscal year ended April 24, 2015 include Covidien's results of operations from the Acquisition Date through April 24, 2015. Net sales and operating loss attributable to Covidien during this period and included in Medtronic's consolidated financial statements for the fiscal year ended April 24, 2015 total $2.683 billion and $423 million, respectively. The $423 million operating loss includes $623 million of amortization from the step-up in fair value of inventory acquired, $379 million of intangible asset amortization, $218 million of acquisition-related charges, and $142 million of restructuring charges, net, all of which relate to the Covidien acquisition.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following unaudited pro forma information gives effect to Medtronic's acquisition of Covidien as if the acquisition had occurred on April 27, 2013, the first day of fiscal year 2014, and had been included in the Company's consolidated statements of income for fiscal years 2015 and 2014.

(in millions)	2015	2014
Pro forma net sales	$28,369	$27,380
Pro forma net income	$3,944	$3,280
The historical consolidated financial information of the Company and Covidien has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. In order to reflect the occurrence of the acquisition on April 27, 2013 as required, the unaudited pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and interest expense from debt financing obtained to fund the cash consideration transferred. Pro forma adjustments were tax-effected at the Company's statutory rate. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Other Fiscal Year 2015 Acquisitions
The fair values of the assets acquired and liabilities assumed from other acquisitions during fiscal year 2015 are as follows:

(in millions)	NGC Medical S.p.A.	Sapiens Steering Brain Stimulation	All Other	Total
Other current assets	$55	$3	$12	$70
Property, plant, and equipment	15	1	2	18
IPR&D	—	30	41	71
Other intangible assets	159	—	157	316
Goodwill	197	170	105	472
Other assets	3	3	50	56
Total assets acquired	429	207	367	1,003

Current liabilities	34	4	6	44
Long-term deferred tax liabilities, net	51	—	66	117
Other liabilities	4	—	—	4
Total liabilities assumed	89	4	72	165
Net assets acquired	$340	$203	$295	$838
Sophono, Inc.
On March 26, 2015, the Company acquired Sophono, Inc. (Sophono), a privately-held developer and manufacturer of minimally invasive, transcutaneous bone conduction hearing implants. Total consideration for the transaction was approximately $17 million, which included an upfront payment of $6 million and the estimated fair value of revenue-based contingent consideration of $11 million. Based upon a preliminary acquisition valuation, the Company acquired $11 million of technology-based intangible assets with an estimated useful life of 13 years at the time of the acquisition, $2 million of IPR&D, and $5 million of goodwill. The acquired goodwill is not deductible for tax purposes.
Diabeter
On March 26, 2015, the Company acquired Diabeter, an innovative Netherlands-based diabetes clinic and research center dedicated to providing comprehensive and individualized care for children and young adults with diabetes. Total consideration for the transaction was approximately $10 million. Based upon a preliminary acquisition valuation, the Company acquired $9 million of goodwill. The acquired goodwill is not deductible for tax purposes.
NGC Medical S.p.A
On August 26, 2014, the Company acquired NGC Medical S.p.A. (NGC), a privately-held Italian company that offers a broad suite of hospital managed services. Total consideration for this transaction was approximately $340 million. Medtronic had previously invested in NGC and held a 30 percent ownership position in that company. Net of this ownership position, the transaction value was approximately $238 million. Based upon a preliminary acquisition valuation, the Company acquired $159 million of customer-related intangible assets and tradenames with an estimated useful life of 20 years at the time of acquisition and $197 million of goodwill. The acquired goodwill is not deductible for tax purposes. During fiscal year 2015, the Company recorded adjustments to goodwill, other intangible assets, net, and long-term deferred tax liabilities.

Sapiens Steering Brain Stimulation
On August 25, 2014, the Company acquired Sapiens Steering Brain Stimulation (Sapiens), a privately-held developer of deep brain stimulation technologies. Total consideration for the transaction was approximately $203 million. Based upon a preliminary acquisition valuation, the Company acquired $30 million of IPR&D and $170 million of goodwill. The acquired goodwill is not deductible for tax purposes.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Visualase, Inc.
On July 25, 2014, the Company acquired Visualase, Inc. (Visualase), a privately-held developer of minimally invasive MRI guided laser ablation for surgical applications. Total consideration for the transaction was approximately $97 million. Based upon a preliminary acquisition valuation, the Company acquired $66 million of technology-based intangible assets with an estimated useful life of 10 years at the time of acquisition and $43 million of goodwill. The acquired goodwill is not deductible for tax purposes. During fiscal year 2015, the Company recorded minor adjustments to goodwill and other assets.
Corventis, Inc.
On June 20, 2014, the Company acquired Corventis, Inc. (Corventis), a privately-held developer of wearable, wireless technologies for cardiac disease. Total consideration for the transaction was approximately $131 million, including settlement of outstanding debt to Medtronic of $50 million. Based upon the acquisition valuation, the Company acquired $80 million of technology-based intangible assets with an estimated useful life of 16 years at the time of acquisition and $48 million of goodwill. The acquired goodwill is not deductible for tax purposes. During fiscal year 2015, the Company recorded minor adjustments to goodwill and long-term deferred tax liabilities.
The Company accounted for the acquisitions of Sophono, Diabeter, NGC, Sapiens, Visualase, and Corventis as business combinations using the acquisition method of accounting.
Subsequent Acquisitions
On June 18, 2015, the Company acquired CardioInsight Technologies, Inc (CardioInsight), a privately-held medical device company that has developed a new approach to improve the mapping of electrical disorders of the heart. Consideration consisted of an initial cash payment of $75 million, and retirement of a Medtronic loan outstanding to CardioInsight in the amount of $25 million, plus performance-based contingent consideration that may be paid post-closing.
On June 19, 2015, the Company acquired Aptus Endosystems, Inc. (Aptus), a privately-held medical device company focused on developing advanced technology for endovascular aneurysm repair and thoracic endovascular aneurysm repair. The total consideration for the transaction was approximately $110 million.
Other Acquisitions and Acquisition-Related Items
On December 19, 2014, the Company acquired a business in the Neuromodulation division. Total consideration for the transaction was approximately $39 million, which included an upfront payment of $33 million and the estimated fair value of revenue-based contingent consideration of $6 million. Based upon a preliminary acquisition valuation, the Company acquired $39 million of IPR&D. The Company accounted for the acquisition as a business combination using the acquisition method of accounting.
During fiscal year 2015, the Company recorded charges from acquisition-related items of $550 million, primarily related to costs incurred in connection with the Covidien acquisition. The charges incurred in connection with the Covidien acquisition include $275 million of professional services and integration costs, $189 million of accelerated or incremental stock compensation expense, and $69 million of incremental officer and director excise tax. These amounts are included within acquisition-related items in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2014
The fair values of the assets acquired and liabilities assumed during fiscal year 2014 are as follows:

(in millions)	TYRX, Inc.	Cardiocom, LLC
Current assets	$6	$14
Property, plant, and equipment	1	7
Intangible assets	94	61
Goodwill	132	123
Total assets acquired	233	205

Current liabilities	4	12
Long-term deferred tax liabilities, net	7	—
Total liabilities assumed	11	12
Net assets acquired	$222	$193
TYRX, Inc.
On December 30, 2013, the Company acquired TYRX, Inc. (TYRX), a privately-held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price amount that was net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments equal TYRX's actual annual revenue growth for the Company's fiscal years 2015 and 2016. Based upon the acquisition valuation, the Company acquired $94 million of technology-based intangible assets with an estimated useful life of 14 years and $132 million of goodwill. The acquired goodwill is not deductible for tax purposes.
Cardiocom, LLC
On August 7, 2013, the Company acquired Cardiocom, LLC (Cardiocom), a privately-held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Total consideration for the transaction was approximately $193 million. Based upon the acquisition valuation, the Company acquired $61 million of customer-related intangible assets with an estimated useful life of 7 years and $123 million of goodwill. The acquired goodwill is deductible for tax purposes.
The Company accounted for the acquisitions of TYRX and Cardiocom as business combinations using the acquisition method of accounting.
Acquisition-Related Items
During fiscal year 2014, the Company recorded net charges from acquisition-related items of $117 million, primarily including IPR&D and long-lived asset impairment charges of $236 million related to the Ardian, Inc. (Ardian) acquisition recorded in the third quarter of fiscal year 2014. The impairment charges were partially offset by income of $138 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. These amounts are included within acquisition-related items in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2013
The fair values of the assets acquired and liabilities assumed for acquisitions accounted for as business combinations during fiscal year 2013 are as follows:

(in millions)	China Kanghui Holdings
Current assets	$106
Property, plant, and equipment	56
Intangible assets	341
Goodwill	409
Other assets	11
Total assets acquired	923

Current liabilities	29
Long-term deferred tax liabilities, net	77
Other long-term liabilities	1
Total liabilities assumed	107
Net assets acquired	$816
China Kanghui Holdings
On November 1, 2012, the Company acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui's cash, was approximately $797 million. Based on the acquisition valuation, the Company acquired $288 million of technology-based assets and $53 million of tradenames and customer-related intangible assets that each had a weighted average estimated useful life of 11 years and $409 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisition of Kanghui as business combinations using the acquisition method of accounting.
Acquisition-Related Items
During fiscal year 2013, the Company recorded net income from acquisition-related items of $49 million, primarily including income of $62 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent consideration primarily related to adjustments in Ardian contingent consideration. Additionally, the Company recorded transaction-related expenses of $13 million. These amounts are included within acquisition-related items in the consolidated statements of income.
Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the consolidated statements of income. The Company measures the liability on a recurring basis using Level 3 inputs. See Note 6 for further information regarding fair value measurements.
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues, probabilities of payment, discount rates, or

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

projected payment dates may result in higher (lower) fair value measurements. Fluctuations in any of the inputs may result in a significantly lower (higher) fair value measurement.
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

($ in millions)	Fair Value at April 24, 2015	Valuation Technique	Unobservable Input	Range
			Discount rate	0% - 27%
Revenue-based payments	$159	Discounted cash flow	Probability of payment	70% - 100%
			Projected fiscal year of payment	2016 - 2025
			Discount rate	0.5% - 5.5%
Product development-based payments	$105	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2016 - 2020
At April 24, 2015, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $193 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2016 and thereafter.
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of April 24, 2015 and April 25, 2014, was $264 million and $68 million, respectively. As of April 24, 2015, $242 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the consolidated balance sheets. As of April 25, 2014, $51 million was reflected in other long-term liabilities and $17 million was reflected in other accrued expenses in the consolidated balance sheets. The portion of the contingent consideration related to the acquisition date fair value is reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2015	2014
Beginning Balance	$68	$142
Acquired contingent consideration	236	—
Purchase price contingent consideration	40	65
Contingent consideration payments	(85)	(1)
Change in fair value of contingent consideration	5	(138)
Ending Balance	$264	$68
3. Restructuring Charges, Net
Fiscal Year 2015 Initiative
In the fourth quarter of fiscal year 2015, the Company recorded a $248 million restructuring charge, which consisted of employee termination costs of $213 million, asset write-downs of $28 million, contract termination costs of $6 million, and other related costs of $1 million. Of the $28 million of asset write-downs, $15 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of income. The fiscal year 2015 initiative primarily relates to the Covidien acquisition, strategic alignment of certain manufacturing processes, certain inventory rationalizations, and certain program cancellations.
The fiscal year 2015 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2016. The fiscal year 2015 initiative was the beginning of our restructuring program related to the acquisition of Covidien which is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2016.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

A summary of the activity related to the fiscal year 2015 initiative is presented below:

	Fiscal Year 2015 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 25, 2014	$—	$—	$—	$—
Restructuring charges	213	28	7	248
Payments/write-downs	(77)	(28)	—	(105)
Balance as of April 24, 2015	$136	$—	$7	$143
Covidien Initiative
Covidien's pre-acquisition restructuring program is designed to improve Covidien's cost structure. The program consists of reducing corporate expenses, expanding shared services, consolidating manufacturing locations, and optimizing distribution centers. The Covidien restructuring initiative is scheduled to be substantially complete by the end of fiscal year 2018.
In the fourth quarter of fiscal year 2015, the Company recorded a reversal of excess restructuring reserves related to the Covidien initiative of $5 million. The reversal was primarily a result of early lease termination negotiations and certain employees identified for elimination finding other positions within the Company.
A summary of the activity related to the Covidien initiative is presented below:

	Covidien Initiative
(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of January 26, 2015 (Acquisition Date)	$76	$27	$103
Restructuring charges	—	—	—
Payments/write-downs	(10)	(10)	(20)
Reversal of excess accrual	(5)	—	(5)
Balance as of April 24, 2015	$61	$17	$78
Fiscal Year 2014 Initiative
In the fourth quarter of fiscal year 2014, the Company recorded a $116 million restructuring charge, which consisted of employee termination costs of $65 million, asset write-downs of $26 million, contract termination costs of $3 million, and other related costs of $22 million. Of the $26 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of income. The fiscal year 2014 initiative primarily relates to the Company's renal denervation business, certain manufacturing shut-downs, and a reduction of back-office support functions in Europe. In the first quarter of fiscal year 2015, the Company recorded a $38 million restructuring charge, which was the final charge related to the fiscal year 2014 initiative and consisted primarily of contract termination and other related costs of $28 million. As of April 24, 2015, the fiscal year 2014 initiative was substantially complete.
In fiscal year 2015, the Company recorded a reversal of excess restructuring reserves related to the fiscal year 2014 initiative of $17 million. The reversal was primarily a result of result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

A summary of the activity related to the fiscal year 2014 initiative is presented below:

	Fiscal Year 2014 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 26, 2013	$—	$—	$—	$—
Restructuring charges	65	26	25	116
Payments/write-downs	(1)	(26)	(14)	(41)
Balance as of April 25, 2014	$64	$—	$11	$75
Restructuring charges	1	9	28	38
Payments/write-downs	(44)	(9)	(34)	(87)
Reversal of excess accrual	(14)	—	(3)	(17)
Balance as of April 24, 2015	$7	$—	$2	$9
Fiscal Year 2013 Initiative
The fiscal year 2013 initiative was designed to scale back the Company's infrastructure in slower growing areas of the business, while continuing to invest in geographies, businesses, and products where faster growth is anticipated. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax. In the fourth quarter of fiscal year 2013, the Company recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of income. In the first quarter of fiscal year 2014, the Company recorded an $18 million restructuring charge, which was the final charge related to the fiscal year 2013 initiative and consisted primarily of contract termination costs of $14 million and other related costs of $4 million. As of April 24, 2015, the fiscal year 2013 initiative was substantially complete.
In fiscal year 2015 and 2014, the Company recorded a reversal of excess restructuring reserves related to the fiscal year 2013 initiative of $10 million and $46 million, respectively. The reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.
4. Special (Gains) Charges, Net and Certain Litigation Charges, Net
Special (Gains) Charges, Net
During fiscal year 2015, the Company recognized a $138 million gain, which consisted of a $41 million gain on the sale of a product line in the Surgical Technologies division and a $97 million gain on the sale of an equity method investment. In addition, continuing with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $100 million charitable contribution to the Medtronic Foundation, a related party non-profit organization.
During fiscal year 2014, the Company made a $40 million charitable contribution to the Medtronic Foundation. There were no special (gains) charges during fiscal year 2013.
Certain Litigation Charges, Net
The Company classifies material litigation charges and gains recognized as certain litigation charges, net. During fiscal year 2015, the Company recorded certain litigation charges, net of $42 million, which primarily relates to additional accounting charges for probable and reasonably estimable INFUSE product liability litigation, which were recorded as a result of additional filed and unfiled claims, and other matters litigation. Refer to Note 16 for additional information.
During fiscal year 2014, the Company recorded certain litigation charges, net of $770 million, which primarily includes the global patent settlement agreement with Edwards Lifesciences Corporation (Edwards) of $589 million, accounting charges for probable and reasonably estimable INFUSE product liability litigation of $140 million, and other litigation.
During fiscal year 2013, the Company recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages related to the patent litigation with Edwards.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

5. Investments
The Company holds investments consisting primarily of marketable debt and equity securities.
Information regarding the Company’s investments at April 24, 2015 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$6,283	$105	$(10)	$6,378
Auction rate securities	109	—	(4)	105
Mortgage-backed securities	1,462	22	(6)	1,478
U.S. government and agency securities	3,122	21	(4)	3,139
Foreign government and agency securities	85	—	—	85
Certificates of deposit	44	—	—	44
Other asset-backed securities	504	3	—	507
Debt funds	3,061	19	(150)	2,930
Marketable equity securities	64	35	(19)	80
Trading securities:
Exchange-traded funds	58	19	—	77
Cost method, equity method, and other investments	520	—	—	NA
Total investments	$15,312	$224	$(193)	$14,823
Information regarding the Company’s investments at April 25, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,504	$55	$(17)	$5,542
Auction rate securities	109	—	(12)	97
Mortgage-backed securities	1,337	7	(8)	1,336
U.S. government and agency securities	3,138	7	(29)	3,116
Foreign government and agency securities	67	—	—	67
Certificates of deposit	54	—	—	54
Other asset-backed securities	540	2	—	542
Debt funds	2,143	9	(29)	2,123
Marketable equity securities	47	15	(13)	49
Trading securities:
Exchange-traded funds	54	13	—	67
Cost method, equity method, and other investments	666	—	—	NA
Total investments	$13,659	$108	$(108)	$12,993

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Information regarding the Company’s consolidated balance sheets presentation at April 24, 2015 and April 25, 2014 is as follows:

	April 24, 2015		April 25, 2014
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$14,560	$186	$12,771	$155
Trading securities	77	—	67	—
Cost method, equity method, and other investments	—	520	—	666
Total	$14,637	$706	$12,838	$821
The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of April 24, 2015 and April 25, 2014:

	April 24, 2015
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$944	$(9)	$34	$(1)
Auction rate securities	—	—	105	(4)
Mortgage-backed securities	346	(3)	206	(3)
U.S. government and agency securities	356	(1)	267	(3)
Debt funds	1,291	(109)	559	(41)
Marketable equity securities	4	(19)	—	—
Total	$2,941	$(141)	$1,171	$(52)
	April 25, 2014
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,601	$(14)	$50	$(3)
Auction rate securities	—	—	97	(12)
Mortgage-backed securities	682	(7)	28	(1)
U.S. government and agency securities	1,500	(27)	46	(2)
Debt funds	1,224	(29)	—	—
Marketable equity securities	25	(13)	—	—
Total	$5,032	$(90)	$221	$(18)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Activity related to the Company’s investment portfolio is as follows:

	Fiscal Year
	2015		2014		2013
(in millions)	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$5,640	$250	$7,991	$120	$10,350	$161
Gross realized gains	$33	$164	$15	$69	$59	$94
Gross realized losses	$(19)	$—	$(12)	$—	$(17)	$—
Impairment losses recognized	$—	$(29)	$(1)	$(9)	$—	$(21)

(a)	Includes available-for-sale debt securities.

(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

(c)
As a result of certain acquisitions that occurred during fiscal year 2015, the Company recognized a non-cash realized gain of $41 million on its previously-held minority investments included in other expense, net on the consolidated statement of income. Also, a realized gain on an equity method investment totaling $97 million is included in special (gains) charges, net on the consolidated statement of income.

Credit losses represent the difference between the present value of cash flows expected to be collected on certain mortgage-backed securities and auction rate securities and the amortized cost of these securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.
As of April 24, 2015, the credit loss portion of other-than temporary impairments on debt securities was not significant. As of April 25, 2014 and April 26, 2013, the credit loss portion of other-than-temporary impairments on debt securities was $4 million and $9 million, respectively. The total reductions for available-for-sale debt securities sold for the fiscal years ended April 24, 2015 and April 25, 2014 were $4 million and $5 million, respectively. The total other-than-temporary impairment losses on available-for-sale debt securities for the fiscal years ended April 24, 2015 and April 25, 2014 were not significant.
The April 24, 2015 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 24, 2015
Due in one year or less	$1,812
Due after one year through five years	6,646
Due after five years through 10 years	3,097
Due after 10 years	182
Total debt securities	$11,737
As of April 24, 2015 and April 25, 2014, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $520 million and $666 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the consolidated statements of income. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense, net in the consolidated statements of income. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in other comprehensive loss in the consolidated statements of comprehensive income and unrealized gains and losses on trading securities are recorded in interest expense, net in the consolidated statements of income. Gains and losses from the sale of investments are calculated based on the specific identification method.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt and equity securities that are classified and accounted for as trading, available-for-sale, and derivative instruments and contingent consideration associated with acquisitions subsequent to April 24, 2009. Derivatives include cash flow hedges, freestanding derivative forward contracts, and fair value hedges. These items are marked-to-market at each reporting period.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 24, 2015	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$6,378	$—	$6,377	$1
Auction rate securities	105	—	—	105
Mortgage-backed securities	1,478	—	1,478	—
U.S. government and agency securities	3,139	1,541	1,598	—
Foreign government and agency securities	85	—	85	—
Certificates of deposit	44	—	44	—
Other asset-backed securities	507	—	507	—
Debt funds	2,930	—	2,930	—
Marketable equity securities	80	80	—	—
Exchange-traded funds	77	77	—	—
Derivative assets	733	644	89	—
Total assets	$15,556	$2,342	$13,108	$106

Liabilities:
Derivative liabilities	$116	$45	$71	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	264	—	—	264
Total liabilities	$380	$45	$71	$264

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 25, 2014	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,542	$—	$5,533	$9
Auction rate securities	97	—	—	97
Mortgage-backed securities	1,336	—	1,336	—
U.S. government and agency securities	3,116	1,251	1,865	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	54	—	54	—
Other asset-backed securities	542	—	542	—
Debt funds	2,123	—	2,123	—
Marketable equity securities	49	49	—	—
Exchange-traded funds	67	67	—	—
Derivative assets	175	89	86	—
Total assets	$13,168	$1,456	$11,606	$106

Liabilities:
Derivative liabilities	$127	$116	$11	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	68	—	—	68
Total liabilities	$195	$116	$11	$68
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of April 24, 2015:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended April 24, 2015 or April 25, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
The following tables provide reconciliations of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 25, 2014	$106	$9	$97	$—
Total realized losses and other-than-temporary impairment losses included in earnings	(5)	(5)	—	—
Total unrealized gains included in other comprehensive income	10	2	8	—
Settlements	(5)	(5)	—	—
Balance as of April 24, 2015	$106	$1	$105	$—

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14
Total realized losses and other-than-temporary impairment losses included in earnings	(5)	—	(5)	—
Total unrealized gains included in other comprehensive income	4	—	3	1
Settlements	(20)	(1)	(4)	(15)
Balance as of April 25, 2014	$106	$9	$97	$—
Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis
Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill and IPR&D, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized.
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $520 million and $666 million as of April 24, 2015 and April 25, 2014, respectively. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During fiscal years 2015, 2014, and 2013, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million, $10 million, and $21 million in impairment charges in fiscal years 2015, 2014, and 2013, respectively. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company assesses goodwill for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $40.530 billion and $10.593 billion as of April 24, 2015 and April 25, 2014, respectively.
Impairment testing for goodwill is performed at the reporting unit level. During fiscal year 2015, the Company reassessed the level for which it has aggregated its reporting units in connection with the annual assessment performed in the third quarter. Based on the determination of the similar economic characteristics, the components of the Cardiac and Vascular Group were aggregated into one reporting unit for the annual impairment assessment. Similarly, the components of the Restorative Therapies Group were aggregated into one reporting unit for the annual impairment assessment. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. As a result of the analysis performed, the fair value of each reporting unit's goodwill was deemed to be greater than the carrying value. The Company did not record any goodwill impairments during fiscal years 2015, 2014, or 2013.
The Company assesses IPR&D for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $470 million and $119 million as of April 24, 2015 and April 25, 2014, respectively. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. As a result of the analysis performed during fiscal year 2015, the fair value of certain IPR&D assets were deemed to be less than their carrying value, resulting in an impairment loss of $5 million, which was recorded in acquisition-related items in the consolidated statements of income. As a result of the analysis performed during fiscal years 2014 and 2013, the fair value of IPR&D assets were deemed to be less than the carrying value, resulting in a pre-tax impairment loss of $207 million and $5 million, respectively. In 2014, the pre-tax impairment loss primarily related to the Ardian acquisition and was recorded in acquisition-related items in the consolidated statements of income. See discussion below for additional information on impairments recorded on the Ardian long-lived asset group. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D and tradenames, was $27.381 billion and $2.167 billion as of April 24, 2015 and April 25, 2014, respectively. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any intangible asset impairments during fiscal year 2015. During fiscal year 2014 and 2013, the Company determined that a change in events and circumstances indicated that the carrying amount of certain intangible assets, representing less than five percent of the total aggregate carrying amount of intangible assets, may not be fully recoverable. During fiscal year 2014, the carrying amount of Ardian intangible assets was less than the undiscounted future cash flows, therefore, the Company assessed the fair value of the assets and recorded an impairment of $41 million that was included in acquisition-related items in the consolidated statements of income. During fiscal year 2013, the carrying amount of one intangible asset was less than the undiscounted future cash flows, therefore, the Company assessed the asset's fair value and there were no material impairments recorded.
The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $8 million, $16 million, and $6 million during fiscal years 2015, 2014, and 2013, respectively, in restructuring charges, net in the consolidated statements of income. During fiscal year 2014, the Company determined that a change in events and circumstances indicated that the carrying amount of Ardian property, plant, and equipment may not be fully recoverable and recorded an impairment of $3 million that was recorded in acquisition-related items in the consolidated statements of income. For further discussion of the restructuring initiatives, refer to Note 3.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of April 24, 2015 was $34.637 billion compared to a principal value of $32.125 billion. As of April 25, 2014 the estimated fair value was $11.856 billion compared to a principal value of $11.375 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
7. Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for fiscal years 2015 and 2014 are as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 26, 2013	$2,624	$—	$6,361	$1,344	$10,329
Goodwill as a result of acquisitions	279	—	—	—	279
Other adjustments, net	(8)	—	7	—	(1)
Currency adjustment, net	(14)	—	—	—	(14)
Balance as of April 25, 2014	$2,881	$—	$6,368	$1,344	$10,593
Goodwill as a result of Covidien acquisition	2,795	23,399	2,892	500	29,586
Goodwill as a result of other acquisitions	245	—	218	9	472
Other adjustments, net	—	—	(9)	—	(9)
Currency adjustment, net	(66)	—	(45)	(1)	(112)
Balance as of April 24, 2015	$5,855	$23,399	$9,424	$1,852	$40,530

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal years 2015 and 2014 are as follows:

	Fiscal Year 2015		Fiscal Year 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Customer-related	$18,492	$(273)	$76	$(6)
Purchased technology and patents	11,118	(2,268)	3,857	(1,878)
Trademarks and tradenames	640	(363)	408	(332)
Other	79	(44)	124	(82)
Total	$30,329	$(2,948)	$4,465	$(2,298)
Non-Amortizable:
IPR&D	$470		$119
Tradenames	250		—
Total	$720		$119
Based upon a preliminary acquisition valuation, in connection with the Covidien acquisition, the Company acquired $18.3 billion of customer-related intangible assets, $7.1 billion of technology-based intangible assets, $0.5 billion of tradenames, and $0.4 billion of IPR&D. Refer to Note 2 for additional information.
Amortization expense for fiscal years 2015, 2014, and 2013 was $733 million, $349 million, and $331 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Amortization Expense
2016	$1,911
2017	1,889
2018	1,858
2019	1,765
2020	1,717

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

8. Financing Arrangements
Short-term debt consisted of the following:

	April 24, 2015	April 25, 2014
(in millions)	Payable	Payable
Capital lease obligations	$16	$14
Bank borrowings	303	337
3.000 percent five-year 2010 senior notes	—	1,250
2.625 percent five-year 2011 senior notes	500	—
4.750 percent ten-year 2005 senior notes	600	—
1.350 percent 2012 CIFSA senior notes	600	—
2.800 percent 2010 CIFSA senior notes	400	—
Interest rate swaps	10	12
Debt premium	5	—
Total Short-Term Borrowings	$2,434	$1,613
Commercial Paper On January 26, 2015, Medtronic Global Holdings S.C.A., an entity organized under the laws of Luxembourg (Medtronic Luxco), entered into various agreements pursuant to which Medtronic Luxco may issue unsecured commercial paper notes (the 2015 Commercial Paper Program) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.500 billion. The Company and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the 2015 Commercial Paper Program. In connection with entry into the 2015 Commercial Paper Program, Medtronic, Inc. and Covidien terminated their respective existing commercial paper programs. Medtronic, Inc's previous commercial paper program allowed a maximum aggregate amount outstanding at any time of $2.250 billion. No amounts were outstanding as of April 24, 2015.

During fiscal years 2015 and 2014, the weighted average original maturity of the commercial paper outstanding was approximately 52 and 53 days, respectively, and the weighted average interest rate was 0.13 percent and 0.09 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing line of credit.
Bank Borrowings Outstanding bank borrowings as of April 24, 2015 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. Bank borrowings consist primarily of borrowings at interest rates considered favorable by management ranging from 0.28% to 0.29% and the borrowing is a natural hedge of foreign currency and exchange exchange rate risk.
Line of Credit On January 26, 2015, the Company amended and restated its existing Credit Facility and entered into the Amended and Restated Credit Agreement (the Amended and Restated Revolving Credit Agreement), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank. The Amended and Restated Revolving Credit Agreement provides for a $3.500 billion Five Year Revolving Credit Facility ($3.500 billion Five Year Revolving Credit Facility) and provides the Company with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.500 billion Five Year Revolving Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. The Company, Medtronic Luxco, and Medtronic, Inc. guarantee the obligations under the Amended and Restated Revolving Credit Agreement. As of April 24, 2015, no amounts were outstanding on the committed line of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remains in compliance with as of April 24, 2015.
The Company had a $2.250 billion syndicated credit facility which was scheduled to expire on December 17, 2017 (Credit Facility). The Credit Facility provided backup funding for the commercial paper program. As of April 25, 2014, no amounts were outstanding on the committed line of credit.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Long-term debt consisted of the following:

		April 24, 2015		April 25, 2014
(in millions, except interest rates)	Maturity by Fiscal Year	Payable	Effective Interest Rate	Payable	Effective Interest Rate
4.750 percent ten-year 2005 senior notes	2016	$—	—	$600	4.76%
2.625 percent five-year 2011 senior notes	2016	—	—	500	2.72%
Floating rate three-year 2014 senior notes	2017	250	0.32%	250	0.32%
0.875 percent three-year 2014 senior notes	2017	250	0.91%	250	0.91%
6.000 percent ten-year 2008 CIFSA senior notes	2018	1,150	1.41%	—	—
1.375 percent five-year 2013 senior notes	2018	1,000	1.41%	1,000	1.41%
1.500 percent three-year 2015 senior notes	2018	1,000	1.59%	—	—
5.600 percent ten-year 2009 senior notes	2019	400	5.61%	400	5.61%
4.450 percent ten-year 2010 senior notes	2020	1,250	4.47%	1,250	4.47%
4.200 percent ten-year 2010 CIFSA senior notes	2020	600	2.22%	—	—
2.500 percent five-year 2015 senior notes	2020	2,500	2.52%	—	—
Floating rate five-year 2015 senior notes	2020	500	1.04%	—	—
4.125 percent ten-year 2011 senior notes	2021	500	4.19%	500	4.19%
3.125 percent ten-year 2012 senior notes	2022	675	3.16%	675	3.16%
3.200 percent ten-year 2012 CIFSA senior notes	2022	650	2.66%	—	—
3.150 percent seven-year 2015 senior notes	2022	2,500	3.18%	—	—
2.750 percent ten-year 2013 senior notes	2023	1,250	2.78%	1,250	2.78%
2.950 percent ten-year 2013 CIFSA senior notes	2023	750	2.67%	—	—
3.625 percent ten-year 2014 senior notes	2024	850	3.65%	850	3.65%
3.500 percent ten-year 2015 senior notes	2025	4,000	3.61%	—	—
4.375 percent twenty-year 2015 senior notes	2035	2,500	4.44%	—	—
6.550 percent thirty-year 2007 CIFSA senior notes	2037	850	3.75%	—	—
6.500 percent thirty-year 2009 senior notes	2039	300	6.52%	300	6.52%
5.550 percent thirty-year 2010 senior notes	2040	500	5.56%	500	5.56%
4.500 percent thirty-year 2012 senior notes	2042	400	4.51%	400	4.51%
4.000 percent thirty-year 2013 senior notes	2043	750	4.12%	750	4.12%
4.625 percent thirty-year 2014 senior notes	2044	650	4.67%	650	4.67%
4.625 percent thirty-year 2015 senior notes	2045	4,000	4.64%	—	—
Three-year term loan	2018	3,000	1.12%	—	—
Interest rate swaps	2016-2022	79	—	56	—
Deferred gains from interest rate swap terminations, net	—	3	—	20	—
Capital lease obligations	2016-2025	129	3.52%	139	3.62%
Bank borrowings	2021	17	—	—	—
Debt premium (discount)	2017-2045	499	—	(25)	—
Total Long-Term Debt		$33,752		$10,315
Senior Notes Senior Notes are unsecured, senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of April 24, 2015. The Company used the net proceeds from

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company.
On January 26, 2015, Medtronic and Medtronic Luxco each provided a full and unconditional guarantee of the Senior Note obligations of Medtronic, Inc. and of Covidien International Finance S.A., a Luxembourg company (“CIFSA”).

On December 10, 2014, the Company issued seven tranches of Senior Notes (collectively the 2015 Senior Notes) with an aggregate face value of $17.000 billion, resulting in cash proceeds of approximately $16.8 billion, net of discounts and issuance costs. The first tranche consisted of $1.000 billion of 1.500 percent Senior Notes due 2018. The second tranche consisted of $2.500 billion of 2.500 percent Senior Notes due 2020. The third tranche consisted of $500 million of floating rate Senior Notes due 2020 (the 2020 floating rate notes). The 2020 floating rate notes bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 80 basis points. The fourth tranche consisted of $2.500 billion of 3.150 percent Senior Notes due 2022. The fifth tranche consisted of $4.000 billion of 3.500 percent Senior Notes due 2025. The sixth tranche consisted of $2.500 billion of 4.375 percent Senior Notes due 2035. The seventh tranche consisted of $4.000 billion of 4.625 percent Senior Notes due 2045. Interest on the 2020 floating rate notes is payable quarterly and interest on each series of the fixed rate notes is payable semi-annually. The Company used the combined proceeds from the 2015 Senior Notes and the $3.000 billion borrowed for a term of three years under the Term Loan Credit Agreement (as defined below) to fund the approximately $16 billion cash consideration portion of the January 26, 2015 estimated $50 billion acquisition of Covidien, to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness.
In February 2014, the Company issued four tranches of Senior Notes (collectively, the 2014 Senior Notes) with an aggregate face value of $2.000 billion. The first tranche consisted of $250 million of floating rate Senior Notes due 2017. The 2017 floating rate notes bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 9 basis points. The second tranche consisted of $250 million of 0.875 percent Senior Notes due 2017. The third tranche consisted of $850 million of 3.625 percent Senior Notes due 2024. The fourth tranche consisted of $650 million of 4.625 percent Senior Notes due 2044. Interest on the 2017 floating rate notes is payable quarterly and interest on the other 2014 Senior Notes are payable semi-annually. The Company used the net proceeds for working capital and general corporate purposes, including repayment of indebtedness.
As of January 26, 2015, Covidien had $5.000 billion aggregate principal amount issued and outstanding consisting of $750 million aggregate principal amount of 2.950 percent senior notes due 2023, $600 million aggregate principal amount of 1.350 percent senior notes due 2015, $650 million aggregate principal amount of 3.200 percent senior notes due 2022, $400 million aggregate principal amount of 2.800 percent senior notes due 2015, $600 million aggregate principal amount of 4.200 percent senior notes due 2020, $1.150 billion aggregate principal amount of 6.000 percent senior notes due 2018 and $850 million aggregate principal amount of 6.550 percent senior notes due 2037 (collectively, the “Covidien Outstanding Notes”). The Company recorded a fair value adjustment as required upon acquisition and subsequently recorded a premium totaling $607 million related to Covidien Outstanding Notes.
As of April 24, 2015 and April 25, 2014, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed-rate obligations including the Company’s $600 million 4.750 percent 2005 Senior Notes, $500 million 2.625 percent 2011 Senior Notes, $500 million 4.125 percent 2011 Senior Notes, and $675 million 3.125 percent 2012 Senior Notes. As of April 25, 2014, the Company also had an interest rate swap agreement designated as a fair value hedge underlying the fixed rate obligation related to the Company's $1.250 billion 3.000 percent 2010 Senior Notes, which were due during fiscal year 2015. For additional information regarding the interest rate swap agreements, refer to Note 9.
Term Loan On January 26, 2015, Medtronic, Inc. borrowed $3.000 billion for a term of three years under that certain Senior Unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”), among Medtronic, Inc., Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, to finance, in part, the cash component of the Arrangement Consideration and certain transaction expenses. Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic, Inc. under the Term Loan Credit Agreement.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Contractual maturities of debt for the next five fiscal years and thereafter, excluding the debt premium and discount, the fair value of outstanding interest rate swap agreements, and the remaining deferred gains from terminated interest rate swap agreements are as follows:

(in millions) Fiscal Year
2016	$2,419
2017	538
2018	6,173
2019	423
2020	4,273
Thereafter	21,764
Total debt	35,590
Less: Current portion of debt	2,419
Long-term portion of debt	$33,171
9. Derivatives and Foreign Exchange Risk Management
The Company enters into derivative instruments, principally forward currency exchange rate contracts, in order to minimize earnings and cash flow volatility resulting from currency exchange rate changes. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. The primary currencies of these derivative instruments are the Euro and Japanese Yen. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 24, 2015 and April 25, 2014 was $9.782 billion and $8.051 billion, respectively. The aggregate currency exchange rate gains (losses) were $131 million, $(1) million, and $25 million, in fiscal years 2015, 2014, and 2013, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at April 24, 2015 and April 25, 2014 was $4.713 billion and $2.202 billion, respectively.
The amount and location of the gains in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for fiscal years 2015, 2014, and 2013 are as follows:

(in millions)		Fiscal Year
Derivatives Not Designated as Hedging Instruments	Location	2015	2014	2013
Foreign currency exchange rate contracts	Other expense, net	$210	$15	$26
Cash Flow Hedges
Foreign Currency Exchange Rate Risk Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during fiscal years 2015, 2014, or 2013. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during fiscal years 2015, 2014, or 2013. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 24, 2015 and April 25, 2014 was $5.069 billion and $5.849 billion, respectively, and will mature within the subsequent two-year period.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The amount of gains (losses) and location of the gains (losses) in the consolidated statements of income and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013 are as follows:

April 24, 2015
	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$707	Other expense, net	$221
		Cost of products sold	(65)
Total	$707		$156

April 25, 2014
	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(152)	Other expense, net	$94
		Cost of products sold	(43)
Total	$(152)		$51

April 26, 2013
	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$121	Other expense, net	$103
		Cost of products sold	(2)
Total	$121		$101
Forecasted Debt Issuance Interest Rate Risk Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. In connection with the closing of the 2015 Senior Notes, the Company entered into forward starting interest rate derivatives with a notional amount of $5.850 billion, these swaps were terminated upon the issuance of the 2015 Senior Notes. Upon termination, there was no material ineffectiveness on the contracts which were in a net liability position, resulting in cash payment of $79 million. In February 2014, the Company terminated forward starting interest rate derivative instruments with a consolidated notional amount of $250 million in conjunction with the issuance of the 2014 Senior Notes. Upon termination, there was no material ineffectiveness on the contracts which were in a net liability position, resulting in cash payments of $8 million. As of April 24, 2015, the Company had $800 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.99 percent in anticipation of planned debt issuances.
For the fiscal years ended April 24, 2015 and April 25, 2014, the Company reclassified $11 million and $8 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The market value of outstanding forward starting interest rate swap derivative instruments at April 24, 2015 and April 25, 2014 was an unrealized (loss) gain of $(71) million and $7 million, respectively.
As of April 24, 2015 and April 25, 2014, the Company had $210 million and $(44) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $230 million of after-tax net unrealized gains as of April 24, 2015 will be reclassified into the consolidated statements of earnings over the next 12 months.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Fair Value Hedges
Interest rate derivative instruments designated as fair value hedges are designed to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
As of April 24, 2015 and April 25, 2014, the Company had interest rate swaps in gross notional amounts of $2.025 billion and $2.625 billion, respectively, designated as fair value hedges of underlying fixed rate obligations. As of April 24, 2015 and April 25, 2014, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s, $600 million 4.750 percent 2005 Senior Notes due 2016, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022. As of April 25, 2014, the Company also had an interest rate swap agreement designated as a fair value hedge underlying the fixed rate obligation related to the Company's $1.250 billion 3.000 percent 2010 Senior Notes, which were due during fiscal year 2015.
As of April 24, 2015 and April 25, 2014, the market value of outstanding interest rate swap agreements was an unrealized gain of $18 million and $68 million, respectively, and the market value of the hedged items was an unrealized loss of $18 million and $68 million, respectively, which was recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings on the consolidated balance sheets. No significant hedge ineffectiveness was recorded as a result of these fair value hedges for fiscal year 2015, 2014, and 2013.
During fiscal years 2015, 2014, and 2013, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during fiscal years 2015, 2014, or 2013 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the consolidated balance sheets as of April 24, 2015 and April 25, 2014. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

April 24, 2015
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$10	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	382	Other accrued expenses	12
Interest rate contracts	Other assets	79	Other long-term liabilities	71
Foreign currency exchange rate contracts	Other assets	143	Other long-term liabilities	3
Total derivatives designated as hedging instruments		$614		$86
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$119	Other accrued expenses	$30
Total derivatives not designated as hedging instruments		$119		$30
Total derivatives		$733		$116

April 25, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$13	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	81	Other accrued expenses	84
Interest rate contracts	Other assets	73	Other long-term liabilities	11
Foreign currency exchange rate contracts	Other assets	8	Other long-term liabilities	30
Total derivatives designated as hedging instruments		$175		$125
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2
Total derivatives		$175		$127

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

April 24, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$644	$(61)	$(325)	$258
Interest rate contracts	89	(10)	(13)	66
	$733	$(71)	$(338)	$324

Derivative Liabilities
Foreign currency exchange rate contracts	$(45)	$31	—	$(14)
Interest rate contracts	(71)	40	8	(23)
	$(116)	$71	$8	$(37)
Total	$617	$—	$(330)	$287

April 25, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$89	$(64)	$—	$25
Interest rate contracts	86	(31)	—	55
	$175	$(95)	$—	$80

Derivative Liabilities
Foreign currency exchange rate contracts	$(116)	$84	$—	$(32)
Interest rate contracts	(11)	11	—	—
	$(127)	$95	$—	$(32)
Total	$48	$—	$—	$48
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 24, 2015, the Company received net cash collateral of $330 million from its counterparties. As of April 25, 2014, no collateral was posted by either the Company or its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries.
10. Shareholders’ Equity
Share Capital
On January 26, 2015, the Company consummated a reorganization pursuant to which Medtronic plc domiciled in Ireland became the publicly traded parent of Medtronic, Inc. In connection with the reorganization, all issued and outstanding Medtronic, Inc. common shares were canceled and ceased to exist and each Medtronic, Inc. common stock share was converted into one Medtronic plc ordinary share. Subsequent to the reorganization, Medtronic plc is authorized to issue 2.600 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 128 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares
During the Transactions, the Company issued 40 thousand Euro Deferred Shares at their par value of €1.00 per share. The holders of the Euro Deferred Shares are not entitled to receive any dividend or distribution and are not entitled to receive notice of, nor attend, speak or vote at any general meeting of the Company. On a return of assets, whether on liquidation or otherwise, the Euro Deferred Shares are entitled to only the repayment of the amounts paid up on such shares, after repayment of the capital paid up on the ordinary shares. Euro Deferred shareholders are not entitled to any further participation in the assets or profits of the Company.
A Preferred Shares
The Company issued 624 A Preferred Shares, par value $1.00, each to three of its advisors in connection with the Transactions, for a total of 1,872 A Preferred Shares outstanding with an aggregate consideration of $75 thousand. The holders of A Preferred Shares are entitled to payment of dividends prior to any other class of shares in the Company equal to twice the dividend to be paid per Company ordinary share. On a return of assets, whether on liquidation or otherwise, the A Preferred Shares are entitled to repayment of the capital paid up thereon in priority to any repayment of capital to the holders of any other shares and the holders of the A Preferred Shares shall not be entitled to any further participation in the assets or profits of the Company. The holders of the A Preferred Shares are not entitled to receive notice of, nor to attend, speak, or vote at any general meeting of the Company.
Dividends
The timing, declaration and payment of future dividends to holders of our ordinary and A Preferred shares falls within the discretion of the Company's Board of Directors and depends upon many factors, including the statutory requirements of Irish law, the Company's earnings and financial condition, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.
Ordinary Share Repurchase Program
Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. In January 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the adoption of the existing Medtronic, Inc. share redemption program. During fiscal years 2015 and 2014, the Company repurchased approximately 29.8 million and 47.8 million shares at an average price of $64.53 and $53.37, respectively. As of April 24, 2015, the Company had used 50.3 million of the 80 million shares authorized under the repurchase program, leaving 29.7 million shares available for future repurchases. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of an additional 80 million of the Company's ordinary shares. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are canceled.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

11. Stock Purchase and Award Plans
The Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
In January 2015, the Company's Board of Directors approved an amendment to and assumption of the existing Medtronic, Inc. 2013 Stock Award and Incentive Plan. In fiscal year 2015, the Company granted stock awards under the Medtronic plc 2013 Stock Award and Incentive Plan (2013 Plan). The 2013 Plan was approved by the Company's shareholders in August 2013 and amended in January 2015. The 2013 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. As of April 24, 2015, there were approximately 41 million shares available for future grants under the 2013 Plan.
Share Options Options are granted at the exercise price equal to the closing price of the Company’s ordinary share on the grant date. The majority of the Company’s options are non-qualified options with a 10-year life and a 4-year ratable vesting term. In fiscal year 2015, the Company granted share options under the 2013 Plan.
Restricted Stock Awards Restricted stock and restricted stock units (collectively referred to as restricted stock awards) are granted to officers and key employees. Restricted stock awards are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company grants restricted stock awards that typically cliff vest after four years. Restricted stock awards are expensed over the vesting period. The Company also grants shares of performance-based restricted stock awards that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other ordinary shares. Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. In fiscal year 2015, the Company granted restricted stock units under the 2013 Plan. As of April 24, 2015, all restricted stock awards outstanding were restricted stock units.
Employees Stock Purchase Plan The Medtronic plc Amended and Restated 2014 Employees Stock Purchase Plan (ESPP) allows participating employees to purchase the Company's ordinary shares at a discount through payroll deductions. Employees can contribute up to the lesser of 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase the Company’s ordinary shares at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 1 million shares at an average price of $57.66 per share in the fiscal year ended April 24, 2015. As of April 24, 2015, plan participants have had approximately $11 million withheld to purchase the Company's ordinary shares at 85 percent of its market value on June 30, 2015, the last trading day before the end of the calendar quarter purchase period. At April 24, 2015, approximately 22 million ordinary shares were available for future purchase under the ESPP.
Valuation Assumptions The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.
The expense recognized for shares purchased under the Company’s ESPP is equal to the 15 percent discount the employee receives at the end of the calendar quarter purchase period. The expense recognized for restricted stock awards is equal to the grant date fair value, which is equal to the closing stock price on the date of grant.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2015	2014	2013
Weighted average fair value of options granted	$25.39	$12.00	$7.42
Assumptions used:
Expected life (years)(a)	4.24	6.40	6.50
Risk-free interest rate(b)	0.99%	1.88%	0.94%
Volatility(c)	21.29%	25.20%	26.22%
Dividend yield(d)	1.66%	2.02%	2.64%

(a)
Expected life: The Company analyzes historical employee stock option exercise and termination data to estimate the expected life assumption. The Company calculates the expected life assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data, as the Company believes this data currently represents the best estimate of the expected life of a new employee option. The Company also stratifies its employee population into two groups based upon distinctive exercise behavior patterns.

(b)	Risk-free interest rate: The rate is based on the grant date yield of a zero-coupon U.S. Treasury bond whose maturity period equals the expected term of the option.

(c)
Volatility: Expected volatility is based on a blend of historical volatility and an implied volatility of the Company’s ordinary shares. Implied volatility is based on market traded options of the Company’s ordinary shares.

(d)	Dividend yield: The dividend yield rate is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.
Stock-Based Compensation Expense Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.
Pursuant to the Transaction Agreement, unvested restricted stock units held by Covidien employees that were granted prior to June 15, 2014 accelerated and became vested upon the close of the Covidien acquisition, whereby each share was converted in a manner consistent with the Arrangement Consideration discussed in Note 2. The accelerated vesting and share conversion constituted a modification under the authoritative guidance for accounting for stock compensation and resulted in $91 million of incremental costs on the date of acquisition and is included in acquisition-related items.
Also pursuant to the Transaction Agreement, unvested performance share units held by Covidien employees accelerated and vested upon the close of the Covidien acquisition based on performance achieved through January 15, 2015. The modification made to the market-based condition of unvested performance share units as a result of the Covidien acquisition also constituted a modification similar to the modification described above. As a result, the modification resulted in incremental compensation cost of $72 million on the date of the acquisition and is included in acquisition-related items.
Additionally, pursuant to the Transaction Agreement, outstanding stock option awards held by Covidien employees upon transaction close were converted into options to acquire the Company's ordinary shares in a manner designed to preserve the intrinsic value of such awards. In addition, pursuant to the Transaction Agreement, unvested restricted stock units granted on or after June 15, 2014 which were held by Covidien employees upon close of the Covidien acquisition were converted into restricted stock units of the Company in a manner designed to preserve the intrinsic value of such awards. The modifications made to the restricted stock units granted on or after June 15, 2014 and all outstanding share options pursuant to the Transaction Agreement that converted such awards constituted modifications under the authoritative guidance for accounting for stock compensation. This guidance requires the Company to revalue the award upon the transaction close and allocate the revised fair value between consideration paid and continuing expense based on the ratio of service performed through the transaction date over the total service period of the award. The revised fair value allocated to post-combination services resulted in incremental expense which is recognized over the remaining service period of the award. The Company recognized $26 million of incremental expense related to these modifications from the date of the acquisition through the end of fiscal year 2015 and is included in acquisition-related items.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Except for the conversion of share options and restricted stock units discussed herein, the material terms of these awards remained unchanged.
The following table presents the components and classification of stock-based compensation expense, including the modification expense related to the Transaction Agreement, for stock options, restricted stock awards, and ESPP shares recognized for fiscal years 2015, 2014, and 2013:

	Fiscal Year
(in millions)	2015	2014	2013
Stock options	$140	$34	$44
Restricted stock awards	284	98	96
Employees stock purchase plan	15	13	12
Total stock-based compensation expense	$439	$145	$152

Cost of products sold	$23	$14	$12
Research and development expense	29	27	31
Selling, general, and administrative expense	128	104	109
Restructuring charges	70	—	—
Acquisition-related items	189	—	—
Total stock-based compensation expense	439	145	152
Income tax benefits	(138)	(40)	(43)
Total stock-based compensation expense, net of tax	$301	$105	$109
Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal year 2015:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at April 25, 2014	35,577	$44.78
Granted	40,952	57.96
Exercised	(13,503)	45.32
Expired/Forfeited	(1,005)	50.43
Outstanding at April 24, 2015	62,021	53.27	7.03	$1,351
Vested and expected to vest at April 24, 2015	55,649	51.27	6.75	1,314
Exercisable at April 24, 2015	28,272	39.91	4.53	981
The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised and the related tax benefit during fiscal years 2015, 2014, and 2013:

(in millions)	2015	2014	2013
Cash proceeds from options exercised	$609	$1,273	$230
Intrinsic value of options exercised	329	249	39
Tax benefit related to options exercised	106	78	12
Unrecognized compensation expense related to outstanding stock options as of April 24, 2015 was $403 million and is expected to be recognized over a weighted average period of 2.0 years.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Awards The following table summarizes restricted stock award activity, including activity from restricted stock awards assumed or issued as a result of acquisitions, during fiscal year 2015:

	Awards (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 25, 2014	9,558	$44.06
Granted	3,515	69.30
Vested	(2,442)	39.53
Forfeited	(609)	46.22
Nonvested at April 24, 2015	10,022	$53.88
The following table summarizes the weighted-average grant date fair value of restricted stock awards granted, total fair value of restricted stock awards vested and related tax benefit during fiscal years 2015, 2014, and 2013:

(in millions, except per share data)	2015	2014	2013
Weighted-average grant-date fair value per restricted stock award	$69.30	$55.62	$39.53
Fair value of restricted stock awards vested	174	142	116
Tax benefit related to restricted stock awards vested	50	40	34
Unrecognized compensation expense related to restricted stock awards as of April 24, 2015 was $252 million and is expected to be recognized over a weighted average period of 2.2 years.
12. Income Taxes
The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income from continuing operations before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2015	2014	2013
U.S.	$639	$1,690	$1,806
International	2,847	2,015	2,445
Income from continuing operations before income taxes	$3,486	$3,705	$4,251
The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
(in millions)	2015	2014	2013
Current tax expense:
U.S.	$1,128	$532	$509
International	502	248	219
Total current tax expense	1,630	780	728
Deferred tax (benefit) expense:
U.S.	(705)	(175)	46
International	(114)	35	10
Net deferred tax (benefit) expense	(819)	(140)	56
Total provision for income taxes	$811	$640	$784

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as “temporary differences.” The Company records the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities.” Deferred tax assets generally represent items that can be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the consolidated statements of income. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of income. Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 24, 2015	April 25, 2014
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$5,912	$487
Other accrued liabilities	585	205
Accrued compensation	330	201
Pension and post-retirement benefits	449	194
Stock-based compensation	418	171
Other	303	171
Inventory	171	118
Federal and state benefit on uncertain tax positions	296	79
Gross deferred tax assets	8,464	1,626
Valuation allowance	(5,607)	(397)
Total deferred tax assets	2,857	1,229
Deferred tax liabilities:
Intangible assets	(5,393)	(652)
Basis impairment	(204)	(225)
Realized loss on derivative financial instruments	(112)	(110)
Other	(96)	(24)
Accumulated depreciation	(217)	(20)
Unrealized gain on available-for-sale securities and derivative financial instruments	(160)	—
Total deferred tax liabilities	(6,182)	(1,031)
Prepaid income taxes	427	320
Income tax receivables	188	113
Tax (liabilities)/assets, net	$(2,710)	$631
Reported as (after valuation allowance and jurisdictional netting):
Tax assets	$1,335	$736
Long-term tax assets	774	300
Deferred tax liabilities	(119)	(19)
Long-term deferred tax liabilities	(4,700)	(386)
Tax (liabilities)/assets, net	$(2,710)	$631
At April 24, 2015, the Company had approximately $26.794 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $20.827 billion have no expiration, and the remaining $5.967 billion will expire in future years through 2035. Included in these net operating loss carryforwards are $17.058 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-US net operating loss carryforwards of $9.736 billion have a valuation allowance recorded against the carryforwards as management does not believe that it is more likely than not that these net operating losses will be utilized.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

At April 24, 2015, the Company had $759 million of U.S. federal net operating loss carryforwards, which will expire during fiscal 2018 through 2035. For U.S. state purposes, the Company had $1.267 billion of net operating loss carryforwards at April 24, 2015, which will expire during fiscal 2016 through 2035.
At April 24, 2015, the Company also had $183 million of tax credits available to reduce future income taxes payable, of which $102 million have no expiration, and the remaining credits begin to expire during fiscal 2016. The Company has recorded a valuation allowance against a significant portion of these tax credits as management does not believe that it is more likely than not that they will be utilized.
The Company has established valuation allowances of $5.607 billion and $397 million at April 24, 2015 and April 25, 2014, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. These valuation allowances would result in a reduction to the provision for income taxes in the consolidated statements of income, if they are ultimately not required.
At April 24, 2015, the Company had certain potential non-U.S. tax attributes that had not been recorded in the consolidated financial statements, including $12.587 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.
The Company’s effective income tax rate from continuing operations varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.8	0.6	0.5
Research and development credit	(0.7)	(0.5)	(1.1)
Domestic production activities	(0.4)	(0.4)	(0.3)
International	(24.3)	(17.7)	(16.7)
Puerto Rico Excise Tax	(1.7)	(1.6)	(1.3)
Impact of non-recurring adjustments (a)	13.3	5.6	2.0
Reversal of excess tax accruals	—	(1.9)	—
Other, net	1.3	(1.8)	0.3
Effective tax rate	23.3%	17.3%	18.4%
(a) Non-recurring adjustments include the impact of inventory step-up, impact of product technology upgrade commitment, restructuring charges, net, certain litigation charges, net, acquisition-related items, amortization of intangible assets, and certain tax adjustments.
During the fourth quarter of fiscal year 2015, a tentative settlement was reached with the IRS for the Kyphon acquisition-related matters. As a result, the Company recorded a $329 million certain tax adjustment associated with the proposed settlement. In addition, the certain tax adjustments includes a $20 million charge related to a taxable gain associated with the Covidien acquisition. The $349 million net tax cost was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2015.
In fiscal year 2014, the Company recorded a $71 million net tax benefit associated with the reversal of excess tax accruals. This net tax benefit included $63 million related to the settlement of certain issues reached with the IRS involving the review of the Company’s fiscal years 2009 through 2011 domestic income tax returns and the remaining amount related to the resolution of various state and foreign audit proceedings covering multiple years and issues. The $71 million net tax benefit was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2014.
At April 24, 2015, no deferred taxes have been provided for any portion of the approximately $27.837 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. The Company has not provided U.S. income taxes on approximately $20.529 billion, and $18.123 billion of undistributed earnings, net, from non-U.S. subsidiaries as of April 25, 2014 and April 26, 2013, respectively. Due to the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

number of legal entities and jurisdictions involved and the complexity of the legal entity structure of the Company, the complexity of the tax laws in the relevant jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these earnings.
Currently, the Company’s operations in Puerto Rico, Switzerland, Singapore, Dominican Republic, Costa Rica, and Israel have various tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.37 in fiscal year 2015, $0.42 in fiscal year 2014, and $0.42 in fiscal year 2013. Unless these grants are extended, they will expire between fiscal years 2016 and 2027. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods.
The Company had $2.860 billion, $1.172 billion, and $1.068 billion of gross unrecognized tax benefits as of April 24, 2015, April 25, 2014, and April 26, 2013, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2015, 2014, and 2013 is as follows:

	Fiscal Year
(in millions)	2015	2014	2013
Gross unrecognized tax benefits at beginning of fiscal year	$1,172	$1,068	$917
Gross increases:
Prior year tax positions	331	64	12
Current year tax positions	231	166	169
Acquisitions	1,199	—	—
Gross decreases:
Prior year tax positions	(40)	(58)	(21)
Settlements	(33)	(66)	(6)
Statute of limitation lapses	—	(2)	(3)
Gross unrecognized tax benefits at end of fiscal year	$2,860	$1,172	$1,068
Cash advance paid in connection with proposed settlements	(378)	—	—
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$2,482	$1,172	$1,068
If all of the Company’s unrecognized tax benefits as of April 24, 2015, April 25, 2014, and April 26, 2013 were recognized, $2.233 billion, $1.104 billion, and $1.028 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded $267 million of gross unrecognized tax benefits as a current liability, and $2.593 billion as a long-term liability.
The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the consolidated statements of income and records the liability in the current or long-term accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $656 million, $141 million, and $88 million of accrued gross interest and penalties as of April 24, 2015, April 25, 2014, and April 26, 2013, respectively. During the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013, the Company recognized gross interest expense of approximately $142 million, $36 million, and $33 million in the provision for income taxes in the consolidated statements of income, respectively.
The Company’s reserves for uncertain tax positions relate to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and that it has meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	1996
Brazil	2009
Canada	2005
China	2009
Costa Rica	2012
Dominican Republic	2011
France	2007
Germany	2010
India	2002
Ireland	2010
Israel	2009
Italy	2005
Japan	2009
Luxembourg	2009
Mexico	2005
Puerto Rico	2005
Singapore	2009
Switzerland	2004
United Kingdom	2010
See Note 16 for additional information regarding the status of current tax audits and proceedings.
13. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The expense related to these plans was $433 million, $419 million, and $419 million in fiscal years 2015, 2014, and 2013, respectively.
In the U.S., the Company maintains a qualified pension plan designed to provide guaranteed minimum retirement benefits to all eligible U.S. employees. Pension coverage for non-U.S. employees is provided, to the extent deemed appropriate, through separate plans. In addition, U.S. and Puerto Rico employees are also eligible to receive specified Company paid health care and life insurance benefits through the Company’s post-retirement benefits. In addition to the benefits provided under the qualified pension plan, retirement benefits associated with wages in excess of the IRS allowable limits are provided to certain employees under a non-qualified plan.
As of April 24, 2015 and April 25, 2014, the net underfunded status of the Company’s benefit plans was $1.274 billion and $488 million, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2015	2014	2015	2014
Accumulated benefit obligation at end of year:	$2,699	$1,996	$1,462	$871
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,203	$2,154	$1,031	$811
Service cost	104	107	60	54
Interest cost	105	97	33	29
Benefit obligations assumed in Covidien acquisition	214	—	472	—
Employee contributions	—	—	16	16
Plan curtailments and settlements	—	—	(35)	(2)
Actuarial (gain) loss	391	(104)	354	88
Benefits paid	(61)	(51)	(34)	(27)
Foreign currency exchange rate changes and other	—	—	(250)	62
Projected benefit obligation at end of year	$2,956	$2,203	$1,647	$1,031
Change in plan assets:
Fair value of plan assets at beginning of year	$1,917	$1,717	$889	$733
Actual return on plan assets	69	163	162	61
Plan assets acquired in Covidien acquisition	188	—	262	—
Employer contributions	91	88	80	48
Employee contributions	—	—	16	16
Plan settlements	—	—	(1)	—
Benefits paid	(61)	(51)	(34)	(27)
Foreign currency exchange rate changes	—	—	(185)	58
Fair value of plan assets at end of year	$2,204	$1,917	$1,189	$889
Funded status at end of year:
Fair value of plan assets	$2,204	$1,917	$1,189	$889
Benefit obligations	2,956	2,203	1,647	1,031
Underfunded status of the plans	$(752)	$(286)	$(458)	$(142)
Recognized liability	$(752)	$(286)	$(458)	$(142)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$21	$—	$2	$17
Current liabilities	(11)	(10)	(48)	(4)
Non-current liabilities	(762)	(276)	(412)	(155)
Recognized liability	$(752)	$(286)	$(458)	$(142)
Amounts recognized in accumulated other comprehensive (loss) income:
Prior service cost (benefit)	$4	$4	$(2)	$(2)
Net actuarial loss	1,253	837	372	254
Ending balance	$1,257	$841	$370	$252

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded as of April 24, 2015 and April 25, 2014. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2015	2014
Accumulated benefit obligation	$3,678	$2,426
Projected benefit obligation	4,032	2,703
Plan assets at fair value	2,823	2,268
Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2015	2014
Projected benefit obligation	$4,319	$2,864
Plan assets at fair value	3,086	2,419
The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$104	$107	$104	$60	$54	$43
Interest cost	105	97	94	33	29	27
Expected return on plan assets	(160)	(141)	(128)	(41)	(35)	(33)
Amortization of prior service cost (credit)	—	1	(1)	—	1	1
Amortization of net actuarial loss	65	85	71	12	11	8
Net periodic benefit cost	$114	$149	$140	$64	$60	$46
The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive loss for fiscal year 2015 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial loss	$481	$199
Amortization of prior service cost	—	(1)
Amortization of net actuarial gain	(65)	(12)
Effect of exchange rates	—	(68)
Total recognized in accumulated other comprehensive loss	$416	$118
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$530	$182
The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, before tax, in fiscal year 2016 for U.S. and non-U.S. pension benefits is expected to be $98 million and $22 million, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2015	2014	2013	2015	2014	2013
Weighted average assumptions – projected benefit obligation:
Discount rate	4.20%	4.75%	4.55%	1.88%	3.32%	3.52%
Rate of compensation increase	3.90%	3.90%	3.90%	2.92%	2.80%	2.78%
Weighted average assumptions – net periodic benefit cost:
Discount rate	4.75%	4.55%	5.05%	3.32%	3.52%	3.98%
Expected return on plan assets	8.25%	8.25%	8.25%	4.77%	4.76%	5.19%
Rate of compensation increase	3.90%	3.90%	3.80%	2.80%	2.78%	2.85%
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities.
The expected long-term rate of return on plan assets assumptions are determined using a building block approach, considering historical averages and real returns of each asset class. In certain countries, where historical returns are not meaningful, consideration is given to local market expectations of long-term returns.
Retirement Benefit Plan Investment Strategy The Company has an account that holds the assets for both the U.S. pension plan and other U.S. post-retirement benefits, primarily retiree medical benefits. For investment purposes, the plans are managed in an identical way, as their objectives are similar.
The Company has a Qualified Plan Committee (the Plan Committee) that sets investment guidelines for U.S. pension plan and other U.S. post-retirement benefits with the assistance of an external consultant. These guidelines are established based on market conditions, risk tolerance, funding requirements, and expected benefit payments. The Plan Committee also oversees the investment allocation process, selects the investment managers, and monitors asset performance. As pension liabilities are long-term in nature, the Company employs a long-term total return approach to maximize the long-term rate of return on plan assets for a prudent level of risk. An annual analysis on the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption.
The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities, hedge funds, and private equity. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks, active and passive management, and derivative-based styles.
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country.
The Plan did not hold any investments in the Company’s ordinary shares as of April 24, 2015 or April 25, 2014.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s pension plan target allocations at April 24, 2015 and April 25, 2014, by asset category, are as follows:

U.S. Plans
	Target Allocation
	2015	2014
Asset Category
Equity securities	49%	50%
Debt securities	23	20
Other	28	30
Total	100%	100%

Non-U.S. Plans
	Target Allocation
	2015	2014
Asset Category
Equity securities	35%	41%
Debt securities	29	22
Other	36	37
Total	100%	100%
Retirement Benefit Plan Asset Fair Values The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value.
Short-term investments: Valued at the closing price reported in the active markets in which the individual security is traded.
U.S. government securities: Certain U.S. government securities are valued at the closing price reported in the active markets in which the individual security is traded. Other U.S. government securities are valued based on inputs other than quoted prices that are observable.
Corporate debt securities: Valued based on inputs other than quoted prices that are observable.
Common stock: Valued at the closing price reported in the active markets in which the individual security is traded.
Equity Mutual Funds/Commingled Trusts: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued at the closing price reported in the active markets in which the individual security is traded. Equity mutual funds have a daily reported net asset value and the Company classifies these investments as Level 2. Commingled trusts do not have a daily reported net asset value and the Company classifies these investments as Level 3.
Fixed Income Mutual Funds: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued based on inputs other than quoted prices that are observable.
Partnership Units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments can be redeemed monthly with notice periods ranging from 45 to 95 days. As of April 24, 2015, there are two absolute return strategy funds totaling $4 million that are in the process of liquidation. The Company expects to receive the proceeds over the next five years. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments as of April 24, 2015 is $59 million and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. If a quoted market price is not available for a partnership investment, other valuation procedures are utilized to arrive at fair value.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Registered Investment Companies: Valued at the quoted market prices of shares held by the plan at year-end in the active market on which the individual securities are traded.
Insurance Contracts: Comprised of investments in collective (group) insurance contracts, consisting of individual insurance policies. The policyholder is the employer and each member is the owner/beneficiary of their individual insurance policy. These policies are a part of the insurance company’s general portfolio and participate in the insurer’s profit-sharing policy on an excess yield basis.
The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2015, 2014, or 2013.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. See Note 1 for discussion of the fair value measurement terms of Levels 1, 2, and 3.
U.S. Pension Benefits

	Fair Value as of
		Fair Value Measurements Using Inputs Considered as
(in millions)	April 24, 2015	Level 1	Level 2	Level 3
Short-term investments	$247	$247	$—	$—
U.S. government securities	155	109	46	—
Corporate debt securities	5	—	4	1
Equity mutual funds/commingled trusts	951	—	751	200
Fixed income mutual funds	374	—	374	—
Partnership units	472	—	—	472
	$2,204	$356	$1,175	$673

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 25, 2014	Level 1	Level 2	Level 3
Short-term investments	$157	$157	$—	$—
U.S. government securities	158	108	50	—
Corporate debt securities	60	—	59	1
Other common stock	125	125	—	—
Equity mutual funds/commingled trusts	578	—	293	285
Fixed income mutual funds	166	—	166	—
Partnership units	673	—	—	673
	$1,917	$390	$568	$959

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Commingled Trusts	Partnership Units
Balance as of April 25, 2014	$959	$1	$285	$673
Total realized gains included in income	162	—	65	97
Total unrealized losses included in accumulated other comprehensive loss	(130)	—	(31)	(99)
Purchases and sales, net	(318)	—	(119)	(199)
Balance as of April 24, 2015	$673	$1	$200	$472

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Commingled Trusts	Partnership Units
Balance as of April 26, 2013	$851	$1	$227	$623
Total realized gains included in income	23	—	—	23
Total unrealized gains included in accumulated other comprehensive loss	86	—	58	28
Purchases and sales, net	(1)	—	—	(1)
Balance as of April 25, 2014	$959	$1	$285	$673
Non-U.S. Pension Benefits

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 24, 2015	Level 1	Level 2	Level 3
Registered investment companies	$1,113	$—	$1,113	$—
Insurance contracts	60	—	—	60
Partnership units	16	—	—	16
	$1,189	$—	$1,113	$76

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 25, 2014	Level 1	Level 2	Level 3
Registered investment companies	$868	$—	$868	$—
Insurance contracts	11	—	—	11
Partnership units	10	—	—	10
	$889	$—	$868	$21
The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 25, 2014	$21	$11	$10
Total unrealized gains included in accumulated other comprehensive loss	1	(1)	2
Purchases and sales, net	63	56	7
Foreign currency exchange	(9)	(6)	(3)
Balance as of April 24, 2015	$76	$60	$16

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 26, 2013	$18	$10	$8
Total unrealized gains included in accumulated other comprehensive loss	1	—	1
Purchases and sales, net	1	—	1
Foreign currency exchange	1	1	—
Balance as of April 25, 2014	$21	$11	$10

Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2015, the Company made discretionary contributions of approximately $91 million to the U.S. pension plan. Internationally, the Company contributed approximately $80 million for pension benefits during fiscal year 2015. The Company anticipates that it will make contributions of $79 million to its pension benefits in fiscal 2016. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2015 contributions will be discretionary. The Company believes that, along with pension assets, the returns on invested pension assets, and Company contributions, the Company will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Fiscal Year	Gross Payments	Gross Payments
2016	$96	$160
2017	93	38
2018	103	40
2019	114	39
2020	125	41
2021 – 2025	792	239
Total	$1,323	$557
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was $14 million, $15 million, and $20 million in fiscal years 2015, 2014, and 2013, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $352 million and $327 million at April 24, 2015 and April 25, 2014, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $288 million and $267 million at April 24, 2015 and April 25, 2014, respectively. The activity during fiscal 2015 and 2014 related to both the change in projected benefit obligations and the fair value of plan assets was not material.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance and since fiscal year 2006, the entire match has been made in cash. Expense under these plans was $188 million, $145 million, and $163 million in fiscal years 2015, 2014, and 2013, respectively.
Effective May 1, 2005, the Company froze participation in the existing defined benefit pension plan in the U.S. and implemented two new plans including an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 have the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $53 million, $50 million, and $50 million in fiscal years 2015, 2014, and 2013, respectively.

14. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment under capital and operating leases. A substantial number of these leases contain options that allow the Company to renew at the fair rental value on the date of renewal.
Future minimum payments under capitalized leases and non-cancelable operating leases at April 24, 2015 are:

(in millions) Fiscal Year	Capitalized Leases	Operating Leases
2016	$20	$196
2017	37	138
2018	23	93
2019	22	66
2020	22	43
Thereafter	43	88
Total minimum lease payments	$167	$624
Less amounts representing interest	(22)	N/A
Present value of net minimum lease payments	$145	N/A
Rent expense for all operating leases was $195 million, $150 million, and $140 million in fiscal years 2015, 2014, and 2013, respectively. The increase in fiscal year 2015 rent expense is primarily related to the January 26, 2015 Covidien acquisition.
15. Accumulated Other Comprehensive Loss
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive Loss (Income)
Balance as of April 26, 2013, net of tax	$97		$205	$(852)		$58		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(89)		13	60		(120)		(136)
Tax benefit (expense)	32		—	(37)		44		39
Other comprehensive (loss) income before reclassifications, net of tax	(57)		13	23		(76)		(97)
Reclassifications, before tax	(72)		—	99		(42)		(15)
Tax benefit (expense)	26		—	(35)		16		7
Reclassifications, net of tax	(46)	(b)	—	64	(c)	(26)	(d)	(8)
Other comprehensive (loss) income, net of tax	(103)		13	87		(102)		(105)
Balance as of April 25, 2014, net of tax	(6)		218	(765)		(44)		(597)
Other comprehensive income (loss) before reclassifications, before tax	169		(495)	(617)		545		(398)
Tax (expense) benefit	(60)		—	198		(199)		(61)
Other comprehensive income (loss) before reclassifications, net of tax	109		(495)	(419)		346		(459)
Reclassifications, before tax	(138)		—	78		(145)		(205)
Tax benefit (expense)	49		—	(25)		53		77
Reclassifications, net of tax	(89)	(b)	—	53	(c)	(92)	(d)	(128)
Other comprehensive income (loss), net of tax	20		(495)	(366)		254		(587)
Balance as of April 24, 2015, net of tax	$14		$(277)	$(1,131)		$210		$(1,184)
(a) Taxes are not provided on CTA as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(b) Represents net realized gains on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 5).
(c) Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 13).
(d) Relates to foreign currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 9).

16. Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and other matters. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines or punitive damages; or could result in a change in business practice. In addition to the litigation contingencies referenced below, the Company also has certain guarantee obligations that may potentially result in future costs. While it is not possible to predict the outcome for most of the matters discussed below, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.
Product Liability Matters
Sprint Fidelis
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to Medtronic, Inc.’s Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs’ claim for punitive damages. Pretrial proceedings are underway. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
INFUSE Litigation
As of June 1, 2015, plaintiffs had filed approximately 800 lawsuits against Medtronic in the U.S. state and federal courts, reflecting approximately 1,500 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised Medtronic that they represent a large number of similar claimants against Medtronic. The Company estimates those law firms represent approximately 4,600 unfiled claimants. Medtronic recorded expenses of $37 million and $140 million in fiscal years 2015 and 2014, respectively, related to probable and reasonably estimated damages and expenses in connection with these matters. See "Accrued Certain Litigation Charges" within Note 1 for additional discussion.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic, Inc. violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Pelvic Mesh Litigation
Covidien currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers named in the litigation and Covidien is indemnifying that manufacturer on certain claims. In addition, the Company believes that this manufacturer has an obligation to indemnify Covidien with respect to the promotion of the pelvic mesh products. The litigation includes a federal multi-district litigation in the United States District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the United States. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. As of June 1, 2015, approximately 11,300 pending cases or claims were filed or estimated to be filed involving products manufactured by Covidien’s subsidiaries. See "Accrued Certain Litigation Charges" within Note 1 for additional discussion.
Patent Litigation
Ethicon
On March 28, 2013, the federal court ruled in favor of Covidien in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien $177 million in damages upon ruling that several of Covidien’s patents were valid, enforceable and infringed by Ethicon. Ethicon appealed the decision. On December 4, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the $177 million judgment against Ethicon and ruled that the infringed patent claims were invalid. On June 24, 2014, Covidien filed a lawsuit in the U.S. District Court for the District of Connecticut against Ethicon alleging that Ethicon’s ultrasonic surgical product, the Harmonic ACE®+7, infringes three of the Company’s patents. Covidien asked the court to enjoin Ethicon from continuing to make and sell the Harmonic ACE®+7 device and to grant damages for the patent infringement. On October 17, 2014, the district court granted a preliminary injunction against Ethicon, which prevents Ethicon from making and selling the Harmonic ACE®+7 device. Ethicon obtained a temporary stay and appealed this preliminary injunction ruling. On March 25, 2015, the U.S. Court of Appeals for the Federal Circuit reversed the preliminary injunction entered against the Harmonic ACE®+7 and remanded for further proceedings. On May 8, 2015, pursuant to a stipulation of the parties, the U.S. District Court for the District of Connecticut dismissed that case involving the Harmonic ACE®+7.
Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that Covidien’s Sonicision product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien’s favor, ruling that Covidien does not infringe any of the seven Ethicon patents in dispute and declaring five of Ethicon’s patents invalid. Ethicon has appealed the district court’s decision. Oral argument before the U.S. Court of Appeals for the Federal Circuit was held March 6, 2015.
The Company has not recorded an expense related to damages in connection with the patent litigation matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and members of its Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice. On March 30, 2015, the Court granted defendants’ motion to dismiss the Amended Complaint, dismissing the case with prejudice.
In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kokocinski case. On July 1, 2014, Road Carriers Local 707 Welfare & Pension Funds filed a shareholder derivative action in Hennepin County, Minnesota, District Court against the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases. On July 24, 2014, Anne Shirley Cutler filed a shareholder derivative action in Hennepin County, Minnesota, District Court against certain of the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases as well as allegations that defendants violated purported duties in connection with the Synchromed pain pump system. On May 26, 2015, the Himmel, Saratoga Advantage Trust, Road Carriers Local 707, and Cutler plaintiffs filed

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Voluntary Stipulations of Dismissal with Prejudice or statements of non-opposition to dismissal of all INFUSE-related claims and allegations. On June 4, 2015, the Court preliminarily approved the INFUSE-related dismissals with prejudice subject to shareholder notice and an opportunity to intervene. On June 9, 2015, the Company provided notice of the Court's order in a Form 8-K filing.
On September 26, 2014, Richard Hockstein filed an INFUSE-related shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and members of its Board of Directors in the United States District Court for the District of Minnesota making allegations similar to those in the Kokocinski case. West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011.
Shareholder Related Matters Resulting from the Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. board at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September of 2014, the Merenstein and Steiner matters were consolidated and in December of 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion. On March 20, 2015, the Court issued its order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal with the Minnesota State Court of Appeals.

In connection with the then-potential acquisition of Covidien, on September 19, 2014, William A. Houston filed a putative shareholder class action in the United States District Court for the District of Minnesota and on October 3, 2014, Marilyn Clark filed a complaint in the United States District Court for the District of Minnesota that is nearly identical to the Houston complaint. These actions named as defendants certain members of Medtronic, Inc.’s board of directors at the time and certain of Medtronic, Inc.’s officers, and also named Medtronic, Inc. as a nominal defendant. The Houston and Clark complaints asserted various causes of action under Minnesota law, including that the individual defendants allegedly breached fiduciary duties in providing for excise tax reimbursements to certain individuals who were and/or are directors and executive officers of Medtronic, Inc. in connection with the then-potential acquisition of Covidien. In October of 2014, the Houston and Clark matters were consolidated and the plaintiffs filed a preliminary injunction motion seeking to enjoin the Company from the payment of the excise tax reimbursements. On December 16, 2014, the Court heard the preliminary injunction motion and on December 22, 2014, the Court denied the preliminary injunction motion. On January 6, 2015, the Company consented to plaintiffs’ request to voluntarily dismiss the matter without prejudice. On January 7, 2015, the Court entered its order of dismissal, bringing these matters to a conclusion.

Putative shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts by purported shareholders of Covidien under the captions Taxman v. Covidien plc, et al., 14-cv-12949, Lipovich v. Covidien plc, et al., 14-cv-13308 and Rosenfeld Family Foundation v. Covidien plc, et al., 14-cv-13490. On October 20, 2014, the plaintiff in the Rosenfeld action and another purported shareholder of Covidien filed a motion seeking to consolidate the Taxman, Lipovich and Rosenfeld actions, and on November 14, 2014, the United States District Court for the District of Massachusetts granted that motion consolidating the actions (the Consolidated Action). On December 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Consolidated Action, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Covidien agreed to make certain additional disclosures related to the Transactions, which are contained in Covidien’s Report on Form 8-K filed on December 23, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.

A stipulation of settlement was filed with the court on May 15, 2015, and a hearing will be scheduled at which the United States District Court for the District of Massachusetts will consider the fairness, reasonableness, and adequacy of the settlement, including attorneys' fees and expenses that will be paid to plaintiffs' counsel. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought by Covidien shareholders challenging any aspect of the Transactions. There can be no assurance that United States District Court for the District of Massachusetts will approve the settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
The Company has not recorded an expense related to damages in connection with the shareholder related matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Covidien is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982, and is responsible for the costs of completing an environmental site investigation as required by the Maine Department of Environmental Protection (MDEP). MDEP served a compliance order on Mallinckrodt LLC and United States Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Covidien filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
On April 3, 2014, the Maine Supreme Judicial Court affirmed the Maine Board’s compliance order. Covidien has proceeded with implementation of the investigation and remediation at the site in accordance with the MDEP order as modified by the Maine Board order. See "Accrued Certain Litigation Charges" within Note 1 for additional discussion.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered Covidien to pay costs associated with the study. A report issued by the study panel contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations, and includes preliminary cost estimates for the potential remedial options, which the report describes as “very rough estimates of cost,” ranging from $25 million to $235 million. The report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. In June of 2014, a trial was held to determine if remediation was necessary and feasible, and, at a post-trial hearing on June 18, 2015, the Court indicated that further engineering study and engineering design work is appropriate to determine the nature and extent of remediation in the Penobscot River and Bay. See "Accrued Certain Litigation Charges" within Note 1 for additional discussion.
Other Matters
One of Covidien’s subsidiaries, ev3 Inc., (ev3) acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law. On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. On September 30, 2014, the Delaware Supreme Court reversed the jury’s verdict and remanded the case for a new trial. See "Accrued Certain Litigation Charges" within Note 1 for additional discussion.
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company is fully cooperating with these requests.
On December 3, 2013, Medtronic, Inc. received a subpoena for records from the U.S. Attorney’s Office for the District of Minnesota requesting information relating to Medtronic, Inc’s compliance with the Trade Agreements Act. In April 2015, the Company settled this matter with no admission of liability and recorded a certain litigation charge of $4 million in fiscal year 2015.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3, a subsidiary of the Company, requesting production of documents relating to sales and marketing and other issues in connection with several neurovascular products. The matters under investigation relate to activities prior to Covidien's acquisition of ev3 in 2010. ev3 complied as required with the subpoena and cooperated with the investigation. The Company is fully cooperating with these requests.
On September 2, 2014, the U.S. Department of Health and Human Services, Office of Inspector General and the U.S. Attorney’s Office for the Northern District of California, issued a subpoena requesting production of documents relating to sales and marketing practices associated with certain of ev3’s peripheral vascular products. The Company is fully cooperating with these requests.
Except as noted above, the Company has not recorded an expense related to damages in connection with the issued subpoenas because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Income Taxes
In March 2009, the U.S. Internal Revenue Service (IRS) issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. The Company expects a ruling from the Tax Court sometime during fiscal year 2017.
In October 2011, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2007 and 2008. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico and proposed adjustments associated with the tax effects of the Company's acquisition of Kyphon Inc. (Kyphon). During the fourth quarter of fiscal year 2015, a tentative settlement was reached with the IRS for the Kyphon acquisition matters. As a result, the Company recorded a $329 million certain tax adjustment, including interest, during fiscal year 2015.
In April 2014, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2009, 2010, and 2011. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of its acquisition structures for Ardian, CoreValve, Inc., and Ablation Frontiers, Inc. The Company disagrees with the IRS and will attempt to resolve these matters at the IRS Appellate level, however, it will proceed through litigation, if necessary. The IRS continues to audit Medtronic, Inc.'s U.S. federal income tax returns for the fiscal years 2012 through 2014.
Covidien and the IRS have concluded and reached agreement on its audit of Covidien’s U.S. federal income tax returns for the 2008 and 2009 tax years. The IRS continues to audit Covidien’s U.S. federal income tax returns for the years 2010 through 2012. Open periods for examination also include certain periods during which Covidien was a subsidiary of Tyco International. The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for certain years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. With respect to the outstanding issue that remains in dispute, on June 20, 2013, Tyco International advised Covidien that it had received Notices of Deficiency from the IRS asserting that several of Tyco International’s former U.S. subsidiaries owe additional taxes of $914 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco International and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position is ultimately proved correct. The IRS has asserted in the Notices of Deficiency that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns totaling approximately $3.0 billion. The Company disagrees with the IRS’s proposed adjustments. On July 22, 2013, Tyco International

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

filed a petition with the U.S. Tax Court contesting the IRS assessment. The Company believes there are meritorious defenses for the tax filings in question, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters or any additional matters that may be raised by the U.S. Tax Court would be required until the dispute is definitively resolved, which could take several years. The timing and outcome of such litigation is highly uncertain and could have a material adverse effect on the Company’s consolidated financial statements. In particular, if the IRS is successful in asserting its claim, it would likely assert that approximately $6.6 billion of interest deductions with respect to Tyco International’s intercompany debt in subsequent time periods should also be disallowed.
Covidien’s income tax returns for the years 2001 through 2003 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans that originated during 1997 through 2000. Covidien and the IRS have effectively settled its audits of tax matters for the years 2004 through 2007.
See Note 12 for additional discussion of income taxes.
Guarantees
As a result of the recent acquisition of Covidien, the Company has guarantee commitments and indemnifications with Tyco International, TE Connectivity, and Mallinckrodt plc (Mallinckrodt) which relate to certain contingent tax liabilities.
On June 29, 2007, Covidien entered into a tax sharing agreement, under which Covidien shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to Covidien’s 2007 separation from Tyco International (2007 separation). Covidien, Tyco International and TE Connectivity share 42%, 27%, and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Covidien's, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the Tyco tax sharing agreement, the Company would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
In connection with the 2007 separation, all tax liabilities associated with Covidien business became Covidien’s tax liabilities. Following Covidien’s spin-off of its Pharmaceuticals business to Covidien shareholders through a distribution of all the outstanding ordinary shares of Mallinkrodt (2013 separation), Mallinckrodt became the primary obligor to the taxing authorities for the tax liabilities attributable to its subsidiaries, a significant portion of which relate to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the tax sharing agreement with Tyco International and TE Connectivity. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity.
If any party to the Tyco tax sharing agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tyco tax sharing agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of the Company’s agreed upon share of Covidien's, Tyco International’s and TE Connectivity’s tax liabilities.
The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to the 2007 separation, including amounts subject to or impacted by the provisions of the Tyco tax sharing agreement. The actual amounts that the Company may be required to ultimately accrue or pay under the Tyco tax sharing agreement, however, could vary depending upon the outcome of the unresolved tax matters. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-2007 separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the 2007 separation.
In conjunction with the 2013 separation, Mallinckrodt assumed the tax liabilities that are attributable to its subsidiaries, and Covidien indemnified Mallinckrodt to the extent that such tax liabilities arising from periods prior to 2013 exceed $200 million, net of certain tax benefits realized. In addition, in connection with the 2013 separation, Covidien entered into certain other guarantee commitments and indemnifications with Mallinckrodt.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

See "Tax Guarantees" within Note 1 for additional discussion.
Except as described above or certain income tax related matters, the Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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
17. Quarterly Financial Data (unaudited)

(in millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net Sales
	2015	$4,273	$4,366	$4,318	$7,304	$20,261
	2014	4,083	4,194	4,163	4,566	17,005
Gross Profit
	2015	$3,168	$3,224	$3,190	$4,370	$13,952
	2014	3,061	3,104	3,113	3,395	12,672
Net Income (Loss)
	2015	$871	$828	$977	$(1)	$2,675
	2014	953	902	762	448	3,065
Basic Earnings per Share
	2015	$0.88	$0.84	$0.99	$—	2.44
	2014	0.94	0.90	0.76	0.45	3.06
Diluted Earnings per Share
	2015	$0.87	$0.83	$0.98	$—	2.41
	2014	0.93	0.89	0.75	0.44	3.02
The data in the schedule above has been intentionally rounded to the nearest million, and therefore, the quarterly amounts may not sum to the fiscal year-to-date amounts.
18. Segment and Geographic Information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special (gains) charges, net, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.
In the fourth quarter of fiscal year 2015, the Company amended the way in which management evaluates performance and allocates resources due to the Covidien acquisition. As a result, the Company began to operate under four reportable segments and four operating segments. This change had no impact on the Company’s consolidated results for prior periods presented.
The Company’s Cardiac and Vascular Group consists of three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company’s Minimally Invasive Therapies Group consists of two divisions: Surgical Solutions and Patient Monitoring & Recovery. The primary products sold by this operating segment include those for advanced and general surgical care and patient monitoring, nursing and patient care, and airway and ventilation. The Company’s Restorative Therapies Group consists of four divisions: Spine, Neuromodulation, Surgical Technologies, and Neurovascular. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders,

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

urological and digestive disorders, and ear, nose, and throat conditions. The primary products sold by the Company’s Diabetes Group include those for diabetes management.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and income before income taxes by reportable segment are as follows:

	Fiscal Year
(in millions)	2015	2014	2013
Cardiac and Vascular Group	$9,361	$8,847	$8,695
Minimally Invasive Therapies Group	2,387	—	—
Restorative Therapies Group	6,751	6,501	6,369
Diabetes Group	1,762	1,657	1,526
Total Net Sales	$20,261	$17,005	$16,590

	Fiscal Year
(in millions)	2015	2014	2013
Cardiac and Vascular Group	$3,140	$2,982	$2,935
Minimally Invasive Therapies Group	342	—	—
Restorative Therapies Group	1,828	1,821	1,778
Diabetes Group	540	457	432
Total Reportable Segments’ Income Before Income Taxes	5,850	5,260	5,145
Impact of inventory step-up	(623)	—	—
Impact of product technology upgrade commitment	(74)	—	—
Special (gains) charges, net	38	(40)	—
Restructuring charges, net (a)	(252)	(88)	(182)
Certain litigation charges, net	(42)	(770)	(245)
Acquisition-related items	(550)	(117)	49
Interest expense, net	(280)	(108)	(151)
Corporate	(581)	(432)	(365)
Total Income From Operations Before Income Taxes	$3,486	$3,705	$4,251

(a)	Restructuring charges, net within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of income.
The following table presents the Company’s assets by reportable segment:

(in millions)	April 24, 2015	April 25, 2014
Cardiac and Vascular Group	$13,642	$8,705
Minimally Invasive Therapies Group	51,228	—
Restorative Therapies Group	15,249	10,568
Diabetes Group	2,597	2,038
Total Assets of Reportable Segments	82,716	21,311
Corporate	23,969	16,632
Total Assets	$106,685	$37,943
Geographic Information
In the fourth quarter of fiscal year 2015, the Company amended the way in which management evaluates performance and allocates resources by geography. As a result, the Company began to operate under four geographic regions: Americas, Europe, Middle

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

East, and Africa (EMEA), Asia Pacific, and Greater China. Accordingly, the geographic information for the prior years has been restated to present these regions.
Net sales to external customers and property, plant, and equipment, net by geography are as follows:

(in millions)	Americas	EMEA (a)	Asia Pacific	Greater China	Consolidated
Fiscal Year 2015
Net sales to external customers	$12,125	$5,064	$2,059	$1,013	$20,261
Property, plant, and equipment, net	$3,626	$725	$165	$183	$4,699
Fiscal Year 2014
Net sales to external customers	$9,922	$4,483	$1,776	$824	$17,005
Property, plant, and equipment, net	$1,833	$393	$74	$92	$2,392
Fiscal Year 2013
Net sales to external customers	$9,761	$4,225	$1,886	$718	$16,590
Property, plant, and equipment, net	$1,920	$397	$74	$99	$2,490

(a)
Sales to Ireland were insignificant during all periods presented. Property, plant, and equipment, net includes $151 million, $72 million, and $70 million in Ireland in fiscal years 2015, 2014, and 2013, respectively.

No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2015, 2014, or 2013.
19. Guarantor Financial Information
On January 26, 2015, Medtronic plc ("Parent Company Guarantor") and Medtronic Luxco, a subsidiary guarantor, each provided a full and unconditional guarantee of the obligations of Medtronic, Inc. under the Medtronic 2015 Senior Notes and Medtronic Outstanding Notes. In addition, Medtronic plc and Medtronic Luxco each provided a full and unconditional guarantee of the obligations of CIFSA, assumed as part of the Covidien acquisition, under the CIFSA Senior Notes. These guarantees of the CIFSA Senior Notes were in addition to the guarantees of the CIFSA Senior Notes by legacy Covidien holding companies Covidien Ltd. (f/k/a Covidien plc) and Covidien Group Holdings Ltd. (f/k/a Covidien Ltd.), both of which remain guarantors of the CIFSA Senior Notes. A summary of the guarantees is as follows:

Guarantees of Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - Medtronic, Inc.

•	Subsidiary Guarantor - Medtronic Luxco

Since Medtronic plc and Medtronic Luxco did not exist in prior years, the Parent Company Guarantor column and Subsidiary Guarantor Column in the consolidating financial information for the guarantee of the Medtronic 2015 Senior Notes and Medtronic Outstanding Notes will appear as zeros for fiscal year 2014 and fiscal year 2013. Accordingly, the prior years' consolidating financial information are those of the predecessor registrant Medtronic, Inc.

Guarantees of CIFSA Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - CIFSA

•	Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd.

There were no Medtronic plc or Medtronic Luxco guarantees in effect in prior periods, and the CIFSA Senior Notes were assumed as part of the Covidien acquisition. Therefore, no consolidating financial information for the years ended April 25, 2014 and April 26, 2013 is presented related to the guarantee of the CIFSA Senior Notes.

The following presents the Company’s Consolidating Statements of Comprehensive Income and Condensed Consolidating Statements of Cash Flows as of and for the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013, and Condensed Consolidating Balance Sheets as of April 24, 2015 and April 25, 2014. The guarantees provided by the Parent Company Guarantor

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

and Subsidiary Guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 24, 2015
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,261	$—	$20,261	$(1,261)	$20,261

Costs and expenses:
Cost of products sold	—	1,234	—	5,969	(894)	6,309
Research and development expense	—	390	—	1,250	—	1,640
Selling, general, and administrative expense	—	535	—	6,369	—	6,904
Special (gains) charges, net	—	—	—	(38)	—	(38)
Restructuring charges, net	—	—	—	237	—	237
Certain litigation charges, net	—	—	—	42	—	42
Acquisition-related items	—	—	—	550	—	550
Amortization of intangible assets	—	11	—	722	—	733
Other (income) expense, net	(108)	(712)	—	938	—	118
Operating profit	108	(197)	—	4,222	(367)	3,766

Interest income	—	—	(170)	(386)	170	(386)
Interest expense	—	706	—	130	(170)	666
Interest expense (income), net	—	706	(170)	(256)	—	280
Equity in net income of subsidiaries	(2,578)	(3,629)	(2,408)	—	8,615	—
Income from operations before income taxes	2,686	2,726	2,578	4,478	(8,982)	3,486
Provision (benefit) for income taxes	11	(330)	—	1,268	(138)	811
Net income	2,675	3,056	2,578	3,210	(8,844)	2,675
Other comprehensive loss, net of tax	(587)	(587)	(587)	(587)	1,761	(587)
Total comprehensive income	$2,088	$2,469	$1,991	$2,623	$(7,083)	$2,088

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 25, 2014
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,155	$—	$17,005	$(1,155)	$17,005

Costs and expenses:
Cost of products sold	—	1,123	—	4,353	(1,143)	4,333
Research and development expense	—	380	—	1,097	—	1,477
Selling, general, and administrative expense	—	617	—	5,230	—	5,847
Special charges	—	—	—	40	—	40
Restructuring charges, net	—	—	—	78	—	78
Certain litigation charges, net	—	—	—	770	—	770
Acquisition-related items	—	—	—	117	—	117
Amortization of intangible assets	—	12	—	337	—	349
Other (income) expense, net	—	(1,219)	—	1,400	—	181
Operating profit	—	242	—	3,583	(12)	3,813

Interest income	—	(5)	—	(266)	—	(271)
Interest expense	—	317	—	62	—	379
Interest expense (income), net	—	312	—	(204)	—	108
Equity in net income of subsidiaries	—	(3,560)	—	—	3,560	—
Income from operations before income taxes	—	3,490	—	3,787	(3,572)	3,705
Provision for income taxes	—	425	—	227	(12)	640
Net income	—	3,065	—	3,560	(3,560)	3,065
Other comprehensive loss, net of tax	—	(105)	—	(105)	105	(105)
Total comprehensive income	$—	$2,960	$—	$3,455	$(3,455)	$2,960

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 26, 2013
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,090	$—	$16,590	$(1,090)	$16,590

Costs and expenses:
Cost of products sold	—	1,057	—	4,147	(1,078)	4,126
Research and development expense	—	421	—	1,136	—	1,557
Selling, general, and administrative expense	—	542	—	5,156	—	5,698
Special charges	—	—	—	—	—	—
Restructuring charges, net	—	—	—	172	—	172
Certain litigation charges, net	—	—	—	245	—	245
Acquisition-related items	—	—	—	(49)	—	(49)
Amortization of intangible assets	—	14	—	317	—	331
Other (income) expense, net	—	(1,136)	—	1,244	—	108
Operating profit	—	192	—	4,222	(12)	4,402

Interest income	—	—	—	(237)	—	(237)
Interest expense	—	329	—	59	—	388
Interest expense (income), net	—	329	—	(178)	—	151
Equity in net income of subsidiaries	—	(3,945)	—	—	3,945	—
Income from operations before income taxes	—	3,808	—	4,400	(3,957)	4,251
Provision for income taxes	—	341	—	455	(12)	784
Net income	—	3,467	—	3,945	(3,945)	3,467
Other comprehensive loss, net of tax	—	(19)	—	(19)	19	(19)
Total comprehensive income	$—	$3,448	$—	$3,926	$(3,926)	$3,448

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
Fiscal Year Ended April 24, 2015
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$1,071	$170	$3,339	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	165	—	3,298	—	3,463
Intercompany receivable	259	146,373	—	150,679	(297,311)	—
Tax assets	—	770	—	729	(164)	1,335
Prepaid expenses and other current assets	4	128	—	1,322	—	1,454
Total current assets	526	148,507	170	179,116	(297,475)	30,844
Property, plant and equipment, net	—	976	—	3,753	(30)	4,699
Goodwill	—	1,607	—	38,923	—	40,530
Other intangible assets, net	—	39	—	28,062	—	28,101
Long-term tax assets	—	643	—	559	(428)	774
Investment in subsidiaries	70,255	41,218	64,335	—	(175,808)	—
Intercompany loans receivable	3,000	6,516	10,000	10,218	(29,734)	—
Other assets	—	678	—	1,059	—	1,737
Total assets	$73,781	$200,184	$74,505	$261,690	$(503,475)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,110	$—	$1,324	$—	$2,434
Accounts payable	—	261	—	1,349	—	1,610
Intercompany payable	20,506	135,091	—	141,714	(297,311)	—
Accrued compensation	1	490	—	1,120	—	1,611
Accrued income taxes	41	371	—	523	—	935
Deferred tax liabilities	3	—	—	280	(164)	119
Other accrued expenses	—	600	—	1,894	(30)	2,464
Total current liabilities	20,551	137,923	—	148,204	(297,505)	9,173
Long-term debt	—	29,004	—	4,748	—	33,752
Long-term accrued compensation and retirement benefits	—	965	—	570	—	1,535
Long-term accrued income taxes	—	1,450	—	1,026	—	2,476
Long-term intercompany loans payable	—	10,218	10,000	9,516	(29,734)	—
Long-term deferred tax liabilities	—	—	—	5,128	(428)	4,700
Other long-term liabilities	—	207	—	1,612	—	1,819
Total liabilities	20,551	179,767	10,000	170,804	(327,667)	53,455
Shareholders’ equity	53,230	20,417	64,505	90,886	(175,808)	53,230
Total liabilities and shareholders’ equity	$73,781	$200,184	$74,505	$261,690	$(503,475)	$106,685

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
Fiscal Year Ended April 25, 2014
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$264	$—	$1,139	$—	$1,403
Investments	—	—	—	12,838	—	12,838
Accounts receivable, net	—	—	—	3,811	—	3,811
Inventories	—	154	—	1,571	—	1,725
Intercompany receivable	—	43,377	—	51,593	(94,970)	—
Tax assets	—	602	—	193	(59)	736
Prepaid expenses and other current assets	—	479	—	597	(379)	697
Total current assets	—	44,876	—	71,742	(95,408)	21,210
Property, plant and equipment, net	—	954	—	1,461	(23)	2,392
Goodwill	—	1,565	—	9,028	—	10,593
Other intangible assets, net	—	51	—	2,235	—	2,286
Long-term tax assets	—	435	—	252	(387)	300
Investment in subsidiaries		36,943		—	(36,943)	—
Intercompany loans receivable	—	20	—	273	(293)	—
Other assets	—	573	—	589	—	1,162
Total assets	$—	$85,417	$—	$85,580	$(133,054)	$37,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,262	$—	$351	$—	$1,613
Accounts payable	—	201	—	541	—	742
Intercompany payable	—	51,593	—	43,377	(94,970)	—
Accrued compensation	—	405	—	610	—	1,015
Accrued income taxes	—	144	—	20	—	164
Deferred tax liabilities	—	—	—	78	(59)	19
Other accrued expenses	—	—	—	2,408	(402)	2,006
Total current liabilities	—	53,605	—	47,385	(95,431)	5,559
Long-term debt	—	10,177	—	138	—	10,315
Long-term accrued compensation and retirement benefits	—	487	—	175	—	662
Long-term accrued income taxes	—	1,315	—	28	—	1,343
Long-term intercompany loans payable	—	273	—	20	(293)	—
Long-term deferred tax liabilities	—	—	—	773	(387)	386
Other long-term liabilities	—	117	—	118	—	235
Total liabilities	—	65,974	—	48,637	(96,111)	18,500
Shareholders’ equity	—	19,443	—	36,943	(36,943)	19,443
Total liabilities and shareholders’ equity	$—	$85,417	$—	$85,580	$(133,054)	$37,943

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 24, 2015
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$26	$1,649	$170	$3,057	$—	$4,902
Investing Activities:
Acquisitions, net of cash acquired	(9,700)	(65)	—	(5,119)	—	(14,884)
Additions to property, plant, and equipment	—	—	—	(571)	—	(571)
Purchases of marketable securities	—	—	—	(7,582)	—	(7,582)
Sales and maturities of marketable securities	—	—	—	5,890	—	5,890
Net decrease in intercompany loans	—	(16,996)	—	55	16,941	—
Other investing activities, net	—	—	—	89	—	89
Net cash used in investing activities	(9,700)	(17,061)	—	(7,238)	16,941	(17,058)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(85)	—	(85)
Change in short-term borrowings, net	—	—	—	(1)	—	(1)
Repayment of short-term borrowings (maturities greater than 90 days)	—	(150)	—	—	—	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	150	—	—	—	150
Issuance of long-term debt	—	19,942	—	—	—	19,942
Payments on long-term debt	—	(1,268)	—	—	—	(1,268)
Dividends to shareholders	(435)	(902)	—	—	—	(1,337)
Issuance of ordinary shares	172	477	—	—	—	649
Repurchase of ordinary shares	(300)	(1,620)	—	—	—	(1,920)
Net intercompany loan borrowings (repayments)	10,500	(55)	—	6,496	(16,941)	—
Other financing activities	—	—	—	(31)	—	(31)
Net cash provided by financing activities	9,937	16,574	—	6,379	(16,941)	15,949
Effect of exchange rate changes on cash and cash equivalents	—	(355)	—	2	—	(353)
Net change in cash and cash equivalents	263	807	170	2,200	—	3,440
Cash and cash equivalents at beginning of period	—	264	—	1,139	—	1,403
Cash and cash equivalents at end of period	$263	$1,071	$170	$3,339	$—	$4,843

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 25, 2014
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$—	$1,384	$—	$3,575	$—	$4,959
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(385)	—	(385)
Additions to property, plant, and equipment	—	(154)	—	(242)	—	(396)
Purchases of marketable securities	—	—	—	(10,895)	—	(10,895)
Sales and maturities of marketable securities	—	—	—	8,111	—	8,111
Net decrease in intercompany loans	—	1	—	(12)	11	—
Increase in investment in subsidiary	—	—	—	—	—	—
Other investing activities, net	—	—	—	(29)	—	(29)
Net cash used in investing activities	—	(153)	—	(3,452)	11	(3,594)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(1)	—	(1)
Change in short-term borrowings, net	—	—	—	127	—	127
Repayment of short-term borrowings (maturities greater than 90 days)	—	(1,301)	—	—	—	(1,301)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	1,045	—	131	—	1,176
Issuance of long-term debt	—	1,994	—	—	—	1,994
Payments on long-term debt	—	(565)	—	—	—	(565)
Dividends to shareholders	—	(1,116)	—	—	—	(1,116)
Issuance of ordinary shares	—	1,307	—	—	—	1,307
Repurchase of ordinary shares	—	(2,553)	—	—	—	(2,553)
Net intercompany loan borrowings (repayments)	—	12	—	(1)	(11)	—
Other financing activities	—	14	—	—	—	14
Net cash (used in) provided by financing activities	—	(1,163)	—	256	(11)	(918)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	37	—	37
Net change in cash and cash equivalents	—	68	—	416	—	484
Cash and cash equivalents at beginning of period	—	196	—	723	—	919
Cash and cash equivalents at end of period	$—	$264	$—	$1,139	$—	$1,403

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 26, 2013
Medtronic 2015 Senior Notes and Medtronic Outstanding Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$—	$2,298	$—	$2,644	$—	$4,942
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(820)	—	(820)
Additions to property, plant, and equipment	—	(119)	—	(338)	—	(457)
Purchases of marketable securities	—	—	—	(12,321)	—	(12,321)
Sales and maturities of marketable securities	—	—	—	10,511	—	10,511
Net decrease in intercompany loans	—	—	—	17	(17)	—
Increase in investment in subsidiary	—	—	—	—	—	—
Other investing activities, net	—	—	—	(14)	—	(14)
Net cash used in investing activities	—	(119)	—	(2,965)	(17)	(3,101)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(18)	—	(18)
Change in short-term borrowings, net	—	(699)	—	(21)	—	(720)
Repayment of short-term borrowings (maturities greater than 90 days)	—	(2,700)	—	—	—	(2,700)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,628	—	—	—	2,628
Issuance of long-term debt	—	2,980	—	—	—	2,980
Payments on long-term debt	—	(2,214)	—	—	—	(2,214)
Dividends to shareholders	—	(1,055)	—	—	—	(1,055)
Issuance of ordinary shares	—	267	—	—	—	267
Repurchase of ordinary shares	—	(1,247)	—	—	—	(1,247)
Net intercompany loan borrowings (repayments)	—	(17)	—	—	17	—
Other financing activities	—	(22)	—	—	—	(22)
Net cash used in financing activities	—	(2,079)	—	(39)	17	(2,101)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
Net change in cash and cash equivalents	—	100	—	(353)	—	(253)
Cash and cash equivalents at beginning of period	—	96	—	1,076	—	1,172
Cash and cash equivalents at end of period	$—	$196	$—	$723	$—	$919

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$20,261	$—	$20,261

Costs and expenses:
Cost of products sold	—	—	—	6,309	—	6,309
Research and development expense	—	—	—	1,640	—	1,640
Selling, general, and administrative expense		—	21	6,883	—	6,904
Special (gains) charges, net	—	—	—	(38)	—	(38)
Restructuring charges, net	—	—	—	237	—	237
Certain litigation charges, net	—	—	—	42	—	42
Acquisition-related items	—	—	—	550	—	550
Amortization of intangible assets	—	—	—	733	—	733
Other (income) expense, net	(108)	1	26	199	—	118
Operating profit	108	(1)	(47)	3,706	—	3,766

Interest income	—	(149)	(170)	(386)	319	(386)
Interest expense	—	29	—	956	(319)	666
Interest (income) expense, net	—	(120)	(170)	570	—	280
Equity in net income of subsidiaries	(2,578)	626	(2,410)	—	4,362	—
Income (loss) from operations before income taxes	2,686	(507)	2,533	3,136	(4,362)	3,486
Provision for income taxes	11	—	—	800	—	811
Net income (loss)	2,675	(507)	2,533	2,336	(4,362)	2,675
Other comprehensive loss, net of tax	(587)	(587)	(587)	(587)	1,761	(587)
Total comprehensive income (loss)	$2,088	$(1,094)	$1,946	$1,749	$(2,601)	$2,088

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$728	$170	$3,682	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	—	—	3,463	—	3,463
Intercompany receivable	259	—	269	20,508	(21,036)	—
Tax assets	—	—	—	1,335	—	1,335
Prepaid expenses and other current assets	4	—	6	1,444	—	1,454
Total current assets	526	728	445	50,181	(21,036)	30,844
Property, plant and equipment, net	—	—	1	4,728	(30)	4,699
Goodwill	—	—	—	40,530	—	40,530
Other intangible assets, net	—	—	—	28,101	—	28,101
Long-term tax assets	—	—	—	774	—	774
Investment in subsidiaries	70,255	7,040	64,335	—	(141,630)	—
Intercompany loans receivable	3,000	7,401	11,303	6,372	(28,076)	—
Other assets	—	—	—	1,737	—	1,737
Total assets	$73,781	$15,169	$76,084	$132,423	$(190,772)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,002	$—	$1,432	$—	$2,434
Accounts payable	—	—	2	1,608	—	1,610
Intercompany payable	20,506	—	280	250	(21,036)	—
Accrued compensation	1	—	—	1,610	—	1,611
Accrued income taxes	41	—	—	894	—	935
Deferred tax liabilities	3	—	—	116	—	119
Other accrued expenses	—	610	1	1,883	(30)	2,464
Total current liabilities	20,551	1,612	283	7,793	(21,066)	9,173
Long-term debt	—	4,580	—	29,172	—	33,752
Long-term accrued compensation and retirement benefits	—	—	—	1,535	—	1,535
Long-term accrued income taxes	—	—	—	2,476	—	2,476
Long-term intercompany loans payable	—	8,385	10,002	9,689	(28,076)	—
Long-term deferred tax liabilities	—	—	—	4,700	—	4,700
Other long-term liabilities	—	—	—	1,819	—	1,819
Total liabilities	20,551	14,577	10,285	57,184	(49,142)	53,455
Shareholders’ equity	53,230	592	65,799	75,239	(141,630)	53,230
Total liabilities and shareholders’ equity	$73,781	$15,169	$76,084	$132,423	$(190,772)	$106,685

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$26	$(205)	$1,472	$4,709	$(1,100)	$4,902
Investing Activities:
Acquisitions, net of cash acquired	(9,700)	—	—	(5,184)	—	(14,884)
Additions to property, plant, and equipment	—	—	(1)	(570)	—	(571)
Purchases of marketable securities	—	—	—	(7,582)	—	(7,582)
Sales and maturities of marketable securities	—	—	—	5,890	—	5,890
Net decrease in intercompany loans	—	(7,401)	(1,303)	(18,887)	27,591	—
Other investing activities, net	—	—	—	89	—	89
Net cash used in investing activities	(9,700)	(7,401)	(1,304)	(26,244)	27,591	(17,058)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(85)	—	(85)
Change in short-term borrowings, net	—	—	—	(1)	—	(1)
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	—	(150)	—	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	—	150	—	150
Issuance of long-term debt	—	—	—	19,942	—	19,942
Payments on long-term debt	—	(51)	—	(1,217)	—	(1,268)
Dividends to shareholders	(435)	—	—	(902)	—	(1,337)
Issuance of ordinary shares	172	—	—	477	—	649
Repurchase of ordinary shares	(300)	—	—	(1,620)	—	(1,920)
Net intercompany loan borrowings (repayments)	10,500	8,385	2	8,704	(27,591)	—
Intercompany dividend paid	—	—	—	(1,100)	1,100	—
Other financing activities	—	—	—	(31)	—	(31)
Net cash provided by financing activities	9,937	8,334	2	24,167	(26,491)	15,949
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(353)	—	(353)
Net change in cash and cash equivalents	263	728	170	2,279	—	3,440
Cash and cash equivalents at beginning of period	—	—	—	1,403	—	1,403
Cash and cash equivalents at end of period	$263	$728	$170	$3,682	$—	$4,843

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 24, 2015. Our internal control over financial reporting as of April 24, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 24, 2015, which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On January 26, 2015, the Company completed the acquisition of Covidien plc. As a result, management has excluded Covidien plc from our assessment of internal control over financial reporting. Covidien plc is a wholly-owned subsidiary whose total assets and total revenues represent 8 percent and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended April 24, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
On June 19, 2015, Medtronic's Board of Directors set December 11, 2015 as the date for the Company’s 2015 Annual Meeting. Because the date of the 2015 Annual Meeting is more than 30 days after the anniversary of Medtronic, Inc.’s 2014 annual meeting of shareholders, in accordance with Rule 14a-5(f) under the Exchange Act, the Company has set a new deadline for receipt of shareholder proposals submitted for inclusion in the Company’s proxy materials for the 2015 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act. In order to be considered timely, such proposals must be received no later than the close of business on July 7, 2015. Proposals should be addressed to the Corporate Secretary at the Company’s principal executive offices at 20 On Hatch, Lower Hatch Street, Dublin 2, Ireland, and must comply with Rule 14a-8 under the Exchange Act regarding the inclusion of shareholder proposals in proxy materials.
Shareholders also have a right under the Company’s Memorandum and Articles of Association (the “Articles”) to nominate individuals for election to the Board and to present a proposal before an annual meeting of shareholders that is not intended to be included in the Company’s proxy statement by following specified procedures. For a shareholder proposal for the 2015 Annual Meeting that is not intended to be included in the Company’s proxy statement under Rule 14a-8, the shareholder must (i) provide the applicable information required by the Articles and (ii) give timely notice to the Corporate Secretary at the address above in accordance with the Articles not less than 50 days (October 22, 2015), nor more than 90 days (September 12, 2015), prior to the 2015 Annual Meeting.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from our 2015 definitive proxy statement, which will be filed no later than 120 days after April 24, 2015.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Governance of Medtronic — Committees of the Board and Meetings,” “Governance of Medtronic — Audit Committee,” “Governance of Medtronic — Audit Committee — Audit Committee Independence and Financial Experts,” “Governance of Medtronic — Nominating and Corporate Governance Committee,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2015 Annual Shareholders’ Meeting, which will be filed no later than 120 days after April 24, 2015, are incorporated herein by reference. See also “Executive Officers of Medtronic” on pages 15 to 16 herein.
We have adopted a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Corporate Controller, and other senior financial officers performing similar functions who are identified from time to time by the Chief Executive Officer. We have also adopted a written Code of Business Conduct and Ethics for Members of the Board of Directors. The Code of Ethics for Senior Financial Officers, which is part of our broader Code of Conduct applicable to all employees, and the Code of Business Conduct and Ethics for Members of the Board of Directors are posted on our website, www.medtronic.com under the “Investors” caption and then under the “Corporate Governance” subcaption. Any amendments to, or waivers for executive officers or directors of, these ethics codes will be disclosed on our website promptly following the date of such amendment or waiver.
Item 11. Executive Compensation
The sections entitled “Governance of Medtronic — Director Compensation,” “Governance of Medtronic — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis (CD&A),” and “Executive Compensation” in our Proxy Statement for our 2015 Annual Shareholders’ Meeting, which will be filed no later than 120 days after April 24, 2015, are incorporated herein by reference. The section entitled “Compensation Committee Report” in our Proxy Statement for our 2015 Annual Shareholders’ Meeting, which will be filed no later than 120 days after April 24, 2015, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2015 Annual Shareholders’ Meeting, which will be filed no later than 120 days after April 24, 2015, are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Proposal 1 — Election of Directors — Director Independence” and “Proposal 1 — Election of Directors — Related Transactions and Other Matters” in our Proxy Statement for our 2015 Annual Shareholders’ Meeting, which will be filed no later than 120 days after April 24 2015, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Governance of Medtronic — Audit Committee — Audit Committee Pre-Approval Policies” and “Report of the Audit Committee — Audit and Non-Audit Fees” in our Proxy Statement for our 2015 Annual Shareholders’ Meeting, which will be filed no later than 120 days after April 24, 2015, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 24, 2015, April 25, 2014, and April 26, 2013 (set forth on page 151 of this report).

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

2. Exhibits

Exhibit No.	Description
2.1
Transaction Agreement, dated as of June 15, 2014, among Medtronic, Inc., Covidien plc, Medtronic plc (formerly known as Kalani I Limited), Makani II Limited, Aviation Acquisition Co., Inc., and Aviation Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Medtronic plc’s Amendment No. 5 to the Registration Statement on Form S-4, filed on November 20, 2014, File No. 333-197406).

2.2	Appendix III to the Rule 2.5 Announcement (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on June 16, 2014, File No. 001-07707).

2.3
Expenses Reimbursement Agreement, dated as of June 15, 2014, by and between Covidien plc and Medtronic, Inc. (incorporated by reference to Exhibit 2.3 to Medtronic, Inc.’s Current Report on Form 8-K, filed on June 16, 2014, File No. 001-07707).

2.4
Separation and Distribution Agreement, dated as of June 29, 2007, by and among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd. (incorporated by reference to Exhibit 2.1 to Covidien plc’s Current Report on Form 8-K, filed on July 5, 2007, File No. 001-33259).

2.5
Separation and Distribution Agreement, dated as of June 28, 2013, between Covidien plc and Mallinckrodt plc (incorporated by reference to Exhibit 2.1 to Covidien plc’s Current Report on Form 8-K filed on July 1, 2013, File No. 001-33259).

3.1	Certificate of Incorporation of Medtronic plc (incorporated by reference to Exhibit 3.1 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

3.2
Amended and Restated Memorandum and Articles of Association of Medtronic plc (incorporated by reference to Exhibit 3.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.1
Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Amendment No. 2 to the Registration Statement on Form S-4, filed on January 10, 2005, File No. 333-121239).

4.2
Indenture, dated as of September 15, 2005, between Medtronic, Inc. and Wells Fargo Bank, N. A. (including the Forms of Notes thereof) (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Registration Statement on Form S-4, filed December 6, 2005, File No. 333-130163).

4.3
First Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic, Inc., Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.4
Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association regarding 2009 offering (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Registration Statement on Form S-3, filed on March 9, 2009, File No. 333-157777).

4.5
First Supplemental Indenture, dated March 12, 2009, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on March 12, 2009, File No. 001-07707).

4.6
Second Supplemental Indenture, dated March 16, 2010, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on March 16, 2010, File No. 001-07707).

4.7
Third Supplemental Indenture, dated March 15, 2011, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Current report on Form 8-K, filed on March 16, 2011, File No. 001-07707).

4.8
Fourth Supplemental Indenture, dated March 19, 2012, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (incorporated by reference to Exhibit 4.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on March 20, 2012, File No. 001-07707).

4.9
Fifth Supplemental Indenture, dated March 26, 2013, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on March 26, 2013, File No. 001-07707).

4.10
Sixth Supplemental Indenture, dated February 27, 2014, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Form of Global Note thereof) (incorporated by reference to Exhibit 4.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on February 27, 2014, File No. 001-07707).

4.11
Seventh Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic, Inc., Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.12
Indenture, dated December 10, 2014, between Medtronic, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Current Report on Form 8-K filed with the Commission on December 10, 2014, File No. 001-07707).

4.13
First Supplemental Indenture, dated December 10, 2014, between Medtronic, Inc. and Wells Fargo Bank, National Association (including Form of Floating Rate Senior Notes due 2020, Form of 1.500% Senior Notes due 2018, Form of 2.500% Senior Notes due 2020, Form of 3.150% Senior Notes due 2022, Form of 3.500% Senior Notes due 2025, Form of 4.375% Senior Notes due 2035 and Form of 4.625% Senior Notes due 2045) (incorporated by reference to Exhibit 4.2 of Medtronic, Inc.’s Current Report on Form 8-K filed with the Commission on December 10, 2014, File No. 001-07707).

4.14
Second Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.15
Third Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.16
Indenture, dated as of October 22, 2007, by and among Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1(a) to Covidien plc’s Current Report on Form 8-K filed on October 22, 2007, File No. 001-33259).

4.17
First Supplemental Indenture, dated as of October 22, 2007, by and among Covidien International Finance S.A., Covidien Ltd. 1and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1(b) to the Covidien plc’s Current Report on Form 8-K filed on October 22, 2007, File No. 001-33259).

4.18
Second Supplemental Indenture, dated as of October 22, 2007, by and among Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1(c) to the Covidien plc’s Current Report on Form 8-K filed on October 22, 2007, File No. 001-33259).

4.19
Third Supplemental Indenture, dated as of October 22, 2007, by and among Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1(d) to Covidien plc’s Current Report on Form 8-K filed on October 22, 2007, File No. 001-33259).

4.20
Fourth Supplemental Indenture, dated as of October 22, 2007, by and among Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1(e) to Covidien plc’s Current Report on Form 8-K filed on October 22, 2007, File No. 001-33259).

4.21
Fifth Supplemental Indenture, dated as of June 4, 2009, by and among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K12G3 filed on June 5, 2009, File No. 001-33259).

4.22
Sixth Supplemental Indenture, dated as of June 28, 2010, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Coviden plc’s Current Report on Form 8-K filed on June 28, 2010, File No. 001-33259).

4.23
Seventh Supplemental Indenture, dated as of May 30, 2012, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on May 30, 2012, File No. 001-33259).

4.24
Eighth Supplemental Indenture, dated as of May 16, 2013, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on May 16, 2013, File No. 001-33259).

4.25
Ninth Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Covidien public limited company, Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.5 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.26
Registration Rights Agreement, dated December 10, 2014, by and among Medtronic, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.10 to Medtronic, Inc.’s Current Report on Form 8-K filed with the Commission on December 10, 2014, File No. 001-07707)

4.27
Joinder Agreement to the Registration Rights Agreement, dated as of January 26, 2015, by and among Medtronic plc and Medtronic Global Holdings S.C.A. (incorporated by reference to Exhibit 4.6 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

10.1
Senior Unsecured Term Loan Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Medtronic Inc.’s Current Report on Form 8-K, filed on November 10, 2014, File No. 001-07707).

10.2
Amendment and Restatement Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic plc (formerly known as Medtronic Holdings Limited), Medtronic Global Holdings S.C.A., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Current Report on Form 8-K, filed on November 10, 2014, File No. 001-07707).

10.3
Senior Unsecured Bridge Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on November 10, 2014, File No. 001-07707).

10.4
Senior Unsecured Bridge Credit Agreement, dated as of June 15, 2014, by and among Medtronic, Inc., Kalani I Limited, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on June 18, 2014, File No. 001-07707).

10.5
Senior Unsecured Cash Bridge Credit Agreement, dated as of June 15, 2014, by and among Makani II Limited, Kalani I Limited, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on June 18, 2014, File No. 001-07707).

10.6
Amended and Restated Five-Year Senior Credit Agreement, dated as of May 23, 2014, among Covidien International Finance S.A., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K, filed on May 28, 2014, File No. 001-33259).

10.7
Tax Sharing Agreement, dated as of June 29, 2007, by and among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd. (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K, filed on July 5, 2007, File No. 001-33259).

10.8
Tax Matters Agreement, dated as of June 28, 2013, between Covidien plc and Mallinckrodt plc (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on July 1, 2013, File No. 001-33259).

10.9
Employee Matters Agreement, dated as of June 28, 2013, between Covidien plc and Mallinckrodt plc (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on July 1, 2013, File No. 001-33259).

10.10
Transition Services Agreement, dated as of June 28, 2013, between Covidien plc and Mallinckrodt plc (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on July 1, 2013, File No. 001-33259).

10.11	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

*10.13
Form of Change of Control Employment Agreement for Medtronic Executive Officers (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed on December 9, 2009, File No. 001-07707).

*10.14
Form of Change of Control Employment Agreement (as amended and restated as of January 26, 2015) (incorporated by reference to Exhibit 10.12 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.15
Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on May 11, 2011, File No. 001-07707).

*10.16
Amendment to Letter Agreement dated May 11, 2011 by and between Medtronic, Inc. and Omar Ishrak (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011, filed September 7, 2011, File No. 001-07707).

*10.17
Amendment dated February 12, 2015 to the Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (incorporated by reference to Exhibit 10.24 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.18
Letter Agreement by and between Medtronic, Inc. and Michael J. Coyle dated November 19, 2009 (incorporated by reference to Exhibit 10.55 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2012, filed on June 26, 2012, File No. 001-07707).

*10.19
Letter Agreement by and between Medtronic, Inc. and Carol Surface dated August 22, 2013 (incorporated by reference to Exhibit 10.44 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2014, filed on June 20, 2014, File No. 001-07707).

*10.20
Letter Agreement by and between Medtronic, Inc. and Hooman Hakami dated April 29, 2014 (incorporated by reference to Exhibit 10.5 of Medtronic, Inc.’s Quarterly Report on Form 10-Q, filed on August 29, 2014, File No. 001-07707)

*10.21
Letter Agreement by and between Medtronic, Inc. and Bradley E. Lerman dated May 2, 2014 (incorporated by reference to Exhibit 10.4 of Medtronic, Inc.’s Quarterly Report on Form 10-Q, filed on August 29, 2014, File No. 001-07707)

*10.22
Letter Agreement by and between Medtronic plc and Bryan C. Hanson dated February 12, 2015 (incorporated by reference to Exhibit 10.30 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.23	Form of Offer Letter Amendment (incorporated by reference to Exhibit 10.25 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.24
1979 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 26, 2002, filed on July 19, 2002, File No. 001-07707).

*10.25	Amendment to the 1979 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.26
1994 Stock Award Plan (amended and restated as of January 1, 2008) (incorporated by reference to Exhibit 10.1 of Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.27	Amendment to the 1994 Stock Award Plan (incorporated by reference to Exhibit 10.7 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.28
1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Current Report on Form 8-K, filed on February 27, 2014, File No. 001-07707)

*10.29	Amendment to the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.30
Form of Initial Option Agreement under the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.17 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed June 29, 2005, File No. 001-07707).

*10.31
Form of Annual Option Agreement under the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.18 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed June 29, 2005, File No. 001-07707).

*10.32
Form of Replacement Option Agreement under the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.19 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed June 29, 2005, File No. 001-07707).

*10.33
Kyphon Inc. 2002 Stock Plan (amended and restated July 26, 2007, as further amended on October 18, 2007) (incorporated by reference to Exhibit 10.6 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on March 4, 2008, File No. 001-07707).

*10.34
Addendum: Kyphon Inc. 2002 Stock Plan (dated December 13, 2007) (incorporated by reference to Exhibit 10.7 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on March 4, 2008, File No. 001-07707).

*10.35	Amendment to the Kyphon Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.36
2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.37	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.38
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.39
Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (four year vesting) (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.40
Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (immediate vesting) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.41
Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed on June 29, 2005, File No. 001-07707).

*10.42
Form of Performance Share Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed on June 29, 2005, File No. 001-07707).

*10.43
Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.23 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.44
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.24 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.45
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.25 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.46
Form of Performance Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.26 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.47
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed on December 4, 2007, File No. 001-07707).

*10.48
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed on December 4, 2007, File No. 001-07707).

*10.49
Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2008, filed on June 24, 2008, File No. 001-07707).

*10.50
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2008, filed on June 24, 2008, File No. 001-07707).

*10.51
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2008, filed on June 24, 2008, File No. 001-07707).

*10.52
Israeli Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on March 4, 2008, File No. 001-07707).

*10.53
2005 Employees Stock Purchase Plan, as amended and restated effective August 27, 2009 (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed on December 9, 2009, File No. 001-07707).

*10.54
2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed on December 9, 2009, File No. 001-07707).

*10.55	Amendment to the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.56
Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.57
Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.58
Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.59
Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.60
Form of Non-Qualified Stock Option Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.6 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.61
Terms of Non-Employee Director Compensation under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.42 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2012, filed on June 26, 2012, File No. 001-07707).

*10.62
Form of Non-Employee Director Initial Option Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.63
Form of Non-Employee Director Annual Option Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.64
Form of Non-Employee Director Deferred Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.65	Form of Non-Employee Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan.

*10.66
Medtronic Incentive Plan (amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.67	Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.9 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.68
Israeli Amendment to the Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.10 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.69
Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.31 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.70
Form of Non-Employee Director Deferred Unit Award Agreement under the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 19.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.71
Form of Non-Qualified Stock Option Agreement under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.72
Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.73
Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.74
Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.75
Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.8 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.76
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.48 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.77
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.49 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.78
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.79
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.51 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.80
Form of Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.81
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.54 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on February 27, 2015, File No. 001-36820).

*10.82
Medtronic plc 2014 Amended and Restated Employees Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.83
Medtronic plc Incentive Plan (as amended and restated effective January 26, 2015) (incorporated by reference to Exhibit 10.11 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.84
Medtronic plc Supplemental Executive Retirement Plan (as restated generally effective January 26, 2015) (incorporated by reference to Exhibit 10.15 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.85
Medtronic plc Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.22 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.86
Medtronic plc Puerto Rico Employees’ Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.23 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.87
Medtronic plc Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 10.13 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.88
Stock Option Replacement Program (incorporated by reference to Exhibit 10.8 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2001, filed on July 26, 2001, File No. 001-07707).

*10.89
Change of Control Severance Plan - Section 16B Officers (as amended and restated as of January 26, 2015) (incorporated by reference to Exhibit 10.14 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.90
Covidien Savings Related Share Plan (incorporated by reference to Exhibit 99.3 to Covidien plc’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed with the Commission on June 5, 2009, File No. 333-144309).

*10.91	Covidien Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.92
Covidien Separation and Distribution Agreement Equity Awards under the Separation and Distribution Agreement, dates as of June 29, 2007, by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd. (incorporated by reference to Exhibit 2.1 to Covidien plc’s Current Report on Form 8-K filed on July 5, 2007, File No. 001-33259).

*10.93	Covidien Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Covidien’s Current Report on Form 8-K12G3 filed on June 5, 2009, File No. 001-33259).

*10.94
Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.95
Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.96
Covidien Supplemental Savings and Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Covidien plc’s Quarterly Report on Form 10-Q filed on January 26, 2010, File No. 001-33259).

*10.97
Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers and certain key employees (incorporated by reference to Exhibit 10.4 to Covidien plc’s Quarterly Report on Form 10-Q filed on January 29, 2009, File No. 001-33259).

*10.98	FY09 Grant U.S. Option Terms and Conditions (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.99	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on November 25, 2008, File No. 001-33259).

*10.100
Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K12G3 filed on June 5, 2009, File No. 001-33259).

*10.101	Director Grant Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on March 23, 2009, File No. 001-33259).

*10.102	Founders’ Grant Standard Option Terms and Conditions (incorporated by reference to Exhibit 10.4 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.103	Founders’ Grant Standard Option Terms and Conditions for Directors (incorporated by reference to Exhibit 10.13 to Covidien plc’s Current Report on Form 8-K filed on July 5, 2007, File No. 001-33259).

*10.104
Form of Deed of Indemnification by and between Covidien plc and Covidien plc’s Directors and Secretary (incorporated by reference to Exhibit 10.4 to Covidien plc’s Form 10-Q filed on August 5, 2013, File No. 001-33259).

*10.105	Form of Terms and Conditions of Option Award (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.106	Form of Terms and Conditions of Restricted Unit Award (incorporated by reference to Exhibit 10.3 to Covidien plc’s Quarterly Report on Form 10-Q filed on January 26, 2010, File No. 001-33259).

*10.107	Form of Terms and Conditions of Performance Unit Award (incorporated by reference to Exhibit 10.4 to Covidien plc’s Quarterly Report on Form 10-Q filed on January 26, 2010, File No. 001-33259).

*10.108	Amended Terms and Conditions of Performance Unit Awards FY12-FY14 (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.109	Amended Terms and Conditions of Performance Unit Awards FY13-FY15 (incorporated by reference to Exhibit 10.4 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.110
Form of Indemnification Agreement between Covidien Ltd. and Covidien plc’s Directors and Secretary (incorporated by reference to Exhibit 10.5 to Covidien plc’s Form 10-Q filed on August 5, 2013, File No. 001-33259).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of Medtronic plc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of income, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity, and (vi) the notes to the consolidated financial statements.

*Exhibits that are management contracts or compensatory plans or arrangements.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Year ended 4/24/15	$115	$35	$34	(a)	$(36)	(b)	$144
					$(4)	(c)
Year ended 4/25/14	$98	$43	$—		$(30)	(b)	$115
					$4	(c)
Year ended 4/26/13	$100	$51	$—		$(53)	(b)	$98
					$—	(c)

Deferred tax valuation allowance:
Year ended 4/24/15	$397	$40	$5,660	(a)	$(56)	(e)	$5,607
					$(434)	(c)
Year ended 4/25/14	$313	$104	$5		$(29)	(e)	$397
					$4	(c)
Year ended 4/26/13	$258	$71	$—		$(15)	(e)	$313
					$(1)	(c)

(a) Reflects the impact from acquisitions
(b) Uncollectible accounts written off, less recoveries.
(c) Reflects primarily the effects of foreign currency fluctuations.
(d) Reflects rebate payments.
(e) Decrease in deferred tax valuation allowance due to carryover attribute utilization and expiration.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 23, 2015	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 23, 2015	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 23, 2015	By:	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Directors

Richard H. Anderson*
Craig Arnold*
Scott C. Donnelly*
Randall J. Hogan, III*
Omar Ishrak*
Shirley Ann Jackson, Ph.D*
Michael O. Leavitt*
James T. Lenehan*
Elizabeth G. Nabel*
Denise M. O’Leary*
Kendall J. Powell*
Robert C. Pozen*
Preetha Reddy*
*Bradley E. Lerman, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 23, 2015	By:	/s/ Bradley E. Lerman
Bradley E. Lerman