Form 10-Q
period 2015-07-31
Medtronic plc
filed 2015-09-09
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2015
Commission File Number 001-36820

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
As of September 3, 2015, 1,413,614,665 ordinary shares, par value $0.0001, 40,000 Euro deferred shares, par value €1.00, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	July 31, 2015	July 25, 2014
	(in millions, except per share data)
Net sales	$7,274	$4,273

Costs and expenses:
Cost of products sold	2,456	1,105
Research and development expense	558	365
Selling, general, and administrative expense	2,449	1,506
Restructuring charges, net	67	30
Acquisition-related items	71	41
Amortization of intangible assets	481	87
Other expense, net	61	51
Operating Profit	1,131	1,088

Interest income	(115)	(92)
Interest expense	306	97
Interest expense, net	191	5
Income from operations before income taxes	940	1,083

Provision for income taxes	120	212

Net income	$820	$871

Basic earnings per share	$0.58	$0.88

Diluted earnings per share	$0.57	$0.87

Basic weighted average shares outstanding	1,418.1	992.6

Diluted weighted average shares outstanding	1,436.4	1,005.2

Cash dividends declared per ordinary share	$0.380	$0.305
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	July 31, 2015	July 25, 2014
	(in millions)
Net income	$820	$871

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(74) and $32, respectively	(131)	54
Translation adjustment	(26)	1
Net change in retirement obligations, net of tax expense of $10 and $6, respectively	13	17
Unrealized (loss) gain on derivatives, net of tax (benefit) expense of $(20) and $21, respectively	(28)	37

Other comprehensive (loss) income	(172)	109

Comprehensive income	$648	$980
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2015	April 24, 2015
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,979	$4,843
Investments	15,003	14,637
Accounts receivable, less allowances of $141 and $144, respectively	4,811	5,112
Inventories	3,404	3,463
Tax assets	1,490	1,335
Prepaid expenses and other current assets	1,460	1,454
Total current assets	29,147	30,844

Property, plant, and equipment	9,026	8,863
Accumulated depreciation	(4,354)	(4,164)
Property, plant, and equipment, net	4,672	4,699
Goodwill	40,657	40,530
Other intangible assets, net	27,699	28,101
Long-term tax assets	772	774
Other assets	1,679	1,737
Total assets	$104,626	$106,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,850	$2,434
Accounts payable	1,321	1,610
Accrued compensation	1,171	1,611
Accrued income taxes	477	935
Deferred tax liabilities	120	119
Other accrued expenses	2,721	2,464
Total current liabilities	7,660	9,173

Long-term debt	33,709	33,752
Long-term accrued compensation and retirement benefits	1,549	1,535
Long-term accrued income taxes	2,541	2,476
Long-term deferred tax liabilities	4,701	4,700
Other long-term liabilities	1,657	1,819
Total liabilities	51,817	53,455

Commitments and contingencies (Notes 3 and 16)

Shareholders’ equity:
Ordinary shares— par value $0.0001	—	—
Retained earnings	54,165	54,414
Accumulated other comprehensive loss	(1,356)	(1,184)
Total shareholders’ equity	52,809	53,230
Total liabilities and shareholders’ equity	$104,626	$106,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	July 31, 2015	July 25, 2014
	(in millions)
Operating Activities:
Net income	$820	$871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	701	215
Acquisition-related items	232	2
Provision for doubtful accounts	10	8
Deferred income taxes	(159)	98
Stock-based compensation	96	34
Other, net	(32)	(9)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	279	94
Inventories	(207)	(96)
Accounts payable and accrued liabilities	(424)	(163)
Other operating assets and liabilities	(408)	17
Certain litigation payments	(92)	(761)
Net cash provided by operating activities	816	310
Investing Activities:
Acquisitions, net of cash acquired	(179)	(146)
Additions to property, plant, and equipment	(224)	(109)
Purchases of marketable securities	(1,851)	(1,600)
Sales and maturities of marketable securities	1,266	1,853
Other investing activities, net	2	(4)
Net cash used in investing activities	(986)	(6)
Financing Activities:
Acquisition-related contingent consideration	(3)	(5)
Change in short-term borrowings, net	429	862
Payments on long-term debt	(1,004)	(3)
Dividends to shareholders	(538)	(304)
Issuance of ordinary shares	98	154
Repurchase of ordinary shares	(750)	(1,065)
Other financing activities, net	24	6
Net cash used in financing activities	(1,744)	(355)
Effect of exchange rate changes on cash and cash equivalents	50	(16)
Net change in cash and cash equivalents	(1,864)	(67)
Cash and cash equivalents at beginning of period	4,843	1,403
Cash and cash equivalents at end of period	$2,979	$1,336
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$636	$146
Interest	76	22
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic or the Company) for the periods presented. Medtronic plc is the successor registrant to Medtronic, Inc.
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015.
The Company’s fiscal years 2016, 2015, and 2014 will end or ended on April 29, 2016, April 24, 2015, and April 25, 2014, respectively. Fiscal year 2016 is a 53-week year, and the extra week occured during the first quarter.
Note 2 – New Accounting Pronouncements
Recently Adopted
In April 2014, the Financial Accounting Standards Board (FASB) issued amended guidance for reporting discontinued operations. The amended guidance changes the criteria for determining when the results of operations are to be reported as discontinued operations and expands the related disclosure requirements. The guidance defines a discontinued operation as a component or group of components that is disposed of or classified as held for sale, which is a strategic shift that has, or will have, a major effect on financial position and results of operations. The Company prospectively adopted this accounting guidance in the first quarter of fiscal year 2016. Its adoption did not have a material impact on the Company's condensed consolidated financial statements.
Not Yet Adopted
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB voted to approve a one year deferral of the effective date of the amended revenue recognition guidance. As a result, this accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s condensed consolidated financial statements.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first quarter of fiscal years 2016 and 2015. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the companies acquired were recorded and consolidated as of the acquisition date at their respective fair values. Unless otherwise disclosed, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three months ended July 31, 2015 or July 25, 2014. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of income since the date each company was acquired.
Acquisition of Covidien public limited company
On January 26, 2015 (Acquisition Date), pursuant to the transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), the Company acquired Covidien plc (Covidien), and Covidien and Medtronic, Inc. became subsidiaries of Medtronic (collectively, the Transactions). In connection with the consummation of the Transactions, Medtronic re-registered as a public limited company organized under the laws of Ireland.
On January 26, 2015, (a) each Covidien ordinary share was converted into the right to receive $35.19 in cash and 0.956 of a newly issued Medtronic plc ordinary share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic, Inc. common stock was converted into the right to receive one Medtronic plc ordinary share. Total consideration was approximately $50 billion, consisting of $16 billion cash and $34 billion of non-cash consideration. Based on the number of outstanding shares of Medtronic, Inc. and Covidien as of January 23, 2015 (the last business day prior to the close of the transaction), former Medtronic, Inc. and Covidien shareholders held approximately 69 percent and 31 percent, respectively, of the Company's ordinary shares after giving effect to the acquisition.
Covidien is a global leader in the development, manufacture, and sale of healthcare products for use in clinical and home settings. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group and Restorative Therapies Group segments.
Fair Value of Assets Acquired and Liabilities Assumed
The Company accounted for the acquisition of Covidien as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the Acquisition Date. Based upon a preliminary acquisition valuation, the Company acquired $18.3 billion of customer-related intangible assets, $7.0 billion of technology-based intangible assets, $0.4 billion of tradenames, with weighted average estimated useful lives of 18, 16, and 6 years, respectively, $0.4 billion of in-process research and development (IPR&D), and $29.6 billion of goodwill.
During the three months ended July 31, 2015, the Company made opening balance sheet adjustments to update estimates primarily related to other current assets, intangible assets, goodwill, certain property values, and the related deferred tax impacts. The largest opening balance sheet adjustment related to a $121 million receivable as a result of the settlement reached with C.R. Bard, Inc. (Bard). For additional information on the Company's pelvic mesh litigation, see Note 16 to the condensed consolidated financial statements. The fair value of assets acquired and liabilities assumed continues to be evaluated. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional opening balance sheet adjustments will be recorded. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the opening balance sheet will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Transactions are as follows:

(estimated in millions)	January 26, 2015 (as previously reported)	Adjustments	January 26, 2015 (as adjusted)
Accounts receivable	$1,349	$—	$1,349
Inventories	2,222	—	2,222
Other current assets	2,949	123	3,072
Property, plant, and equipment	2,354	(22)	2,332
Goodwill	29,586	33	29,619
Intangible assets	26,265	(71)	26,194
Other assets	747	(25)	722
Total assets acquired	65,472	38	65,510

Short-term borrowings	1,011	—	1,011
Other current liabilities	2,331	9	2,340
Long-term debt	4,623	—	4,623
Long-term deferred tax liabilities	4,736	41	4,777
Other long-term liabilities	2,783	(12)	2,771
Total liabilities assumed	15,484	38	15,522
Net assets acquired	$49,988	$—	$49,988
Contingent liabilities assumed as part of the Transactions total $2.2 billion and are included within accrued income taxes, other accrued expenses, long-term accrued income taxes, and other long-term liabilities in the condensed consolidated balance sheet. These contingent liabilities include $1.5 billion related to income taxes (including uncertain tax positions and guarantee commitments), $0.5 billion related to legal claims (including product liability), and $0.2 billion related to environmental matters. Contingent liabilities are recorded at their estimated fair values, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Legal matters and certain environmental matters that are legal in nature are recorded at their respective probable and estimable amounts. See Note 16 to the condensed consolidated financial statements for additional background on contingent liabilities. The estimated fair values noted above are preliminary and are subject to change upon finalization of the purchase accounting assessment and may have a material impact on the Company's results of operations and financial position.
For additional information related to the Transactions, see Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal Year 2016
The fair values of the assets acquired and liabilities assumed during the first quarter of fiscal year 2016 are as follows:

(in millions)	CardioInsight Technologies, Inc.	Aptus Endosystems, Inc.	All Other	Total
Other current assets	$11	$5	$—	$16
Property, plant, and equipment	—	1	—	1
IPR&D	48	14	—	62
Other intangible assets	—	78	6	84
Goodwill	80	15	—	95
Other assets	6	—	—	6
Total assets acquired	145	113	6	264

Current liabilities	4	1	1	6
Long-term deferred tax liabilities, net	18	—	—	18
Total liabilities assumed	22	1	1	24
Net assets acquired	$123	$112	$5	$240
CardioInsight Technologies, Inc.
On June 18, 2015, the Company's Cardiac Rhythm & Heart Failure division acquired CardioInsight Technologies, Inc. (CardioInsight), a privately-held medical device company that has developed a new approach to improve the mapping of electrical disorders of the heart. Total consideration for the transaction was approximately $123 million, which included an upfront payment of $73 million, settlement of outstanding debt to Medtronic of $25 million, and the estimated fair value of revenue-based contingent consideration of $25 million. Based upon a preliminary acquisition valuation, the Company acquired $48 million of IPR&D and $80 million of goodwill. The acquired goodwill is not deductible for tax purposes.
Aptus Endosystems, Inc.
On June 19, 2015, the Company's Aortic & Peripheral Vascular division acquired certain assets and liabilities of Aptus Endosystems, Inc. (Aptus), a privately-held medical device company focused on developing advanced technology for endovascular aneurysm repair and thoracic endovascular aneurysm repair. Total consideration for the transaction was approximately $112 million. Based upon a preliminary acquisition valuation, the Company acquired $78 million of technology-based intangible assets with an estimated useful life of 18 years at the time of acquisition, $14 million of IPR&D, and $15 million of goodwill. The acquired goodwill is deductible for tax purposes.
The Company accounted for the acquisitions of CardioInsight and Aptus as business combinations using the acquisition method of accounting.
Subsequent and Pending Acquisitions
On August 11, 2015, the Company's Surgical Solutions division acquired RF Surgical Systems, Inc., a medical device company focused on the detection and prevention of retained surgical sponges. Total consideration for the transaction was approximately $240 million.
On August 25, 2015, the Company's Coronary & Structural Heart division entered into a definitive agreement to acquire Twelve, Inc., a privately-held medical device company focused on the development of a transcatheter mitral valve replacement device. Medtronic has agreed to pay up to approximately $458 million, including a $408 million upfront payment and $50 million upon achievement of CE Mark.
On August 31, 2015, the Company's Neurovascular division acquired Medina Medical (Medina), a privately-held medical device company focused on commercializing treatments for vascular abnormalities of the brain, including cerebral aneurysms. Medtronic had previously invested in Medina and held an 11 percent ownership position. Total consideration for the transaction includes an initial payment of $150 million, net of cash acquired, plus additional payments upon achievement of key milestones.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition-Related Items
During the three months ended July 31, 2015, the Company recorded acquisition-related items of $71 million primarily due to integration related costs incurred in connection with the Covidien acquisition.
Fiscal Year 2015
The fair values of the assets acquired and liabilities assumed from acquisitions during fiscal year 2015, other than the Covidien acquisition, are as follows:

(in millions)	NGC Medical S.p.A.	Sapiens Steering Brain Stimulation	Corventis, Inc.	All Other	Total
Other current assets	$55	$3	$2	$10	$70
Property, plant, and equipment	15	1	1	1	18
IPR&D	—	30	—	41	71
Other intangible assets	159	—	80	77	316
Goodwill	197	170	48	58	473
Other assets	3	3	31	18	55
Total assets acquired	429	207	162	205	1,003

Current liabilities	34	4	2	4	44
Long-term deferred tax liabilities, net	51	—	29	37	117
Other liabilities	4	—	—	—	4
Total liabilities assumed	89	4	31	41	165
Net assets acquired	$340	$203	$131	$164	$838
The Company accounted for the acquisitions above as business combinations using the acquisition method of accounting.
Other Acquisitions and Acquisition-Related Items
During the three months ended July 25, 2014, the Company's recorded acquisition-related items of $41 million primarily due to costs incurred in connection with the Covidien acquisition.
Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. For business combinations or purchases of intellectual property prior to April 24, 2009, the estimated maximum amount of undiscounted future contingent consideration payments that the Company expected to make was approximately $191 million at July 31, 2015. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2016 and thereafter.
The fair value of the contingent consideration is remeasured at each reporting period and the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of income. The Company measures the liability on a recurring basis using Level 3 inputs. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues, probabilities of payment, discount rates, or projected payment dates may result in a higher (lower) fair value measurement. Fluctuations in any of the inputs may result in a significantly lower (higher) fair value measurement.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Fair Value at
($ in millions)	July 31, 2015	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 27%
Revenue-based payments	$184	Discounted cash flow	Probability of payment	55% - 100%
			Projected fiscal year of payment	2016 - 2025
			Discount rate	0.3% - 5.5%
Product development-based payments	$107	Discounted cash flow	Probability of payment	15% - 100%
			Projected fiscal year of payment	2016 - 2020
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of July 31, 2015 and April 24, 2015, was $291 million and $264 million, respectively. As of July 31, 2015, $226 million was reflected in other long-term liabilities and $65 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 24, 2015, $242 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Beginning Balance	$264	$68
Purchase price contingent consideration	26	23
Contingent consideration payments	(3)	(5)
Change in fair value of contingent consideration	4	1
Ending Balance	$291	$87
Note 4 – Restructuring Charges, Net
Cost Synergies Initiative
The cost synergies initiative, initially referred to as the fiscal year 2015 initiative, was the beginning of the Company's restructuring program primarily related to the acquisition of Covidien. This initiative is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and certain general and administrative savings. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2016 and in future fiscal years as cost synergy initiatives are finalized.
In the fourth quarter of fiscal year 2015, the Company recorded a $248 million restructuring charge, which consisted of employee termination costs of $213 million, asset write-downs of $28 million, contract termination costs of $6 million, and other related costs of $1 million. Of the $28 million of asset write-downs, $15 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of income. In the first quarter of fiscal year 2016, the Company recorded a $67 million restructuring charge in connection with the cost synergies initiative, which consisted primarily of employee termination costs of $52 million and other related costs of $15 million. Restructuring accruals resulting from quarterly restructuring charges incurred within the cost synergies initiative are scheduled to be substantially complete within one year from the quarter the restructuring charge was initially incurred.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity related to the cost synergies initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 24, 2015	$136	$7	$143
Restructuring charges	52	15	67
Payments/write-downs	(76)	(7)	(83)
Balance as of July 31, 2015	$112	$15	$127
Covidien Initiative
Covidien's pre-acquisition restructuring program is designed to improve legacy Covidien's cost structure. The program consists of reducing corporate expenses, expanding shared services, consolidating manufacturing locations, and optimizing distribution centers. The Covidien restructuring initiative is scheduled to be substantially complete by the end of fiscal year 2018.
At the Acquisition Date, the Company reserved $103 million in connection with the Covidien initiative, which consisted of employee termination costs of $76 million and other costs of $27 million. In the fourth quarter of fiscal year 2015, the Company recorded a reversal of excess restructuring reserves related to the Covidien initiative of $5 million. The reversal was primarily the result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies.
A summary of the activity related to the Covidien initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 24, 2015	$61	$17	$78
Payments	(13)	(5)	(18)
Balance as of July 31, 2015	$48	$12	$60

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Investments
The Company holds investments consisting primarily of marketable debt and equity securities.
Information regarding the Company’s investments at July 31, 2015 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$6,579	$54	$(32)	$6,601
Auction rate securities	109	—	(7)	102
Mortgage-backed securities	1,543	14	(13)	1,544
U.S. government and agency securities	3,249	10	(10)	3,249
Foreign government and agency securities	63	—	—	63
Certificates of deposit	45	—	—	45
Other asset-backed securities	500	2	—	502
Debt funds	3,149	8	(236)	2,921
Marketable equity securities	40	22	(1)	61
Trading securities:
Exchange-traded funds	62	17	—	79
Cost method, equity method, and other investments	497	—	—	NA
Total investments	$15,836	$127	$(299)	$15,167
Information regarding the Company’s investments at April 24, 2015 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$6,283	$105	$(10)	$6,378
Auction rate securities	109	—	(4)	105
Mortgage-backed securities	1,462	22	(6)	1,478
U.S. government and agency securities	3,122	21	(4)	3,139
Foreign government and agency securities	85	—	—	85
Certificates of deposit	44	—	—	44
Other asset-backed securities	504	3	—	507
Debt funds	3,061	19	(150)	2,930
Marketable equity securities	64	35	(19)	80
Trading securities:
Exchange-traded funds	58	19	—	77
Cost method, equity method, and other investments	520	—	—	NA
Total investments	$15,312	$224	$(193)	$14,823
Information regarding the Company’s condensed consolidated balance sheets presentation at July 31, 2015 and April 24, 2015 is as follows:

	July 31, 2015		April 24, 2015
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$14,924	$164	$14,560	$186
Trading securities	79	—	77	—
Cost method, equity method, and other investments	—	497	—	520
Total	$15,003	$661	$14,637	$706

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of July 31, 2015 and April 24, 2015:

	July 31, 2015
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,677	$(29)	$71	$(3)
Auction rate securities	—	—	102	(7)
Mortgage-backed securities	642	(9)	242	(4)
U.S. government and agency securities	958	(7)	263	(3)
Debt funds	1,676	(131)	715	(105)
Marketable equity securities	4	(1)	—	—
Total	$5,957	$(177)	$1,393	$(122)

	April 24, 2015
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$944	$(9)	$34	$(1)
Auction rate securities	—	—	105	(4)
Mortgage-backed securities	346	(3)	206	(3)
U.S. government and agency securities	356	(1)	267	(3)
Debt funds	1,291	(109)	559	(41)
Marketable equity securities	4	(19)	—	—
Total	$2,941	$(141)	$1,171	$(52)

Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	July 31, 2015		July 25, 2014
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,237	$29	$1,830	$23
Gross realized gains	5	12	11	19
Gross realized losses	(5)	—	(3)	—
Impairment losses recognized	—	(23)	—	(1)
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
As of July 31, 2015 and April 24, 2015, the credit loss portion of other-than temporary impairments on debt securities was not significant. The total reductions for available-for-sale debt securities sold during the three months ended July 31, 2015 and July 25, 2014 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three months ended July 31, 2015 and July 25, 2014 were not significant.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The July 31, 2015 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 31, 2015
Due in one year or less	$2,165
Due after one year through five years	6,559
Due after five years through ten years	3,191
Due after ten years	191
Total	$12,106
The Company holds investments in marketable equity securities which are classified as investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $61 million and $80 million as of July 31, 2015 and April 24, 2015, respectively. During the three months ended July 31, 2015, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million in impairment charges for the three months ended July 31, 2015, which were recorded within other expense, net in the condensed consolidated statements of income. The Company did not record any significant impairment charges related to marketable equity securities during the three months ended July 25, 2014.
As of July 31, 2015 and April 24, 2015, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $497 million and $520 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. The Company did not record any significant impairment charges related to cost method investments during the three months ended July 31, 2015.
Note 6 – Fair Value Measurements
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt and equity securities that are classified and accounted for as trading and available-for-sale, as well as derivative instruments and contingent consideration associated with acquisitions subsequent to April 24, 2009. Derivatives include cash flow hedges, freestanding derivative forward contracts, and fair value hedges. These items are marked-to-market at each reporting period.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of July 31, 2015	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$6,601	$—	$6,600	$1
Auction rate securities	102	—	—	102
Mortgage-backed securities	1,544	—	1,544	—
U.S. government and agency securities	3,249	1,600	1,649	—
Foreign government and agency securities	63	—	63	—
Certificates of deposit	45	—	45	—
Other asset-backed securities	502	—	502	—
Debt funds	2,921	—	2,921	—
Marketable equity securities	61	61	—	—
Exchange-traded funds	79	79	—	—
Derivative assets	594	527	67	—
Total assets	$15,761	$2,267	$13,391	$103

Liabilities:
Derivative liabilities	114	73	41	—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	291	—	—	291
Total liabilities	$405	$73	$41	$291

	Fair Value as of April 24, 2015	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$6,378	$—	$6,377	$1
Auction rate securities	105	—	—	105
Mortgage-backed securities	1,478	—	1,478	—
U.S. government and agency securities	3,139	1,541	1,598	—
Foreign government and agency securities	85	—	85	—
Certificates of deposit	44	—	44	—
Other asset-backed securities	507	—	507	—
Debt funds	2,930	—	2,930	—
Marketable equity securities	80	80	—	—
Exchange-traded funds	77	77	—	—
Derivative assets	733	644	89	—
Total assets	$15,556	$2,342	$13,108	$106

Liabilities:
Derivative liabilities	$116	$45	$71	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	264	—	—	264
Total liabilities	$380	$45	$71	$264

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of July 31, 2015:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended July 31, 2015 or July 25, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Three months ended July 31, 2015
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
Balance as of April 24, 2015	$106	$1	$105
Total unrealized (losses) included in other comprehensive income	(3)	—	(3)
Balance as of July 31, 2015	$103	$1	$102

Three months ended July 25, 2014
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
Balance as of April 25, 2014	$106	$9	$97
Total unrealized gains included in other comprehensive income	2	—	2
Balance as of July 25, 2014	$108	$9	$99
Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis
Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill and IPR&D, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $497 million as of July 31, 2015 and $520 million as of April 24, 2015. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The Company did not record any significant impairment charges related to cost method investments during the three months ended July 31, 2015. The Company recognized $9 million in impairment charges during the three months ended July 25, 2014. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $40.657 billion and $40.530 billion as of July 31, 2015 and April 24, 2015, respectively. The Company did not record any goodwill impairment during the three months ended July 31, 2015 or July 25, 2014.
The Company assesses IPR&D for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $556 million and $470 million as of July 31, 2015 and April 24, 2015, respectively. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of IPR&D asset fair values over their carrying values utilizing a

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

discounted future cash flow analysis. During the three months ended July 31, 2015 and July 25, 2014, the Company did not record any significant IPR&D impairments. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D and non-amortizable tradenames, was $27.143 billion as of July 31, 2015 and $27.381 billion as of April 24, 2015. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three months ended July 31, 2015 or July 25, 2014.
The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not record any significant impairments of property, plant, and equipment during the three months ended July 31, 2015. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $9 million during the three months ended July 25, 2014 within restructuring charges, net in the condensed consolidated statements of income. For further discussion of the restructuring initiatives refer to Note 4 to the condensed consolidated financial statements.
Financial Instruments Not Measured at Fair Value
As of July 31, 2015, the total estimated fair value of the Company’s long-term debt, including the short-term portion, was $31.924 billion compared to a principal value of $31.125 billion; as of April 24, 2015, the total estimated fair value was $34.637 billion compared to a principal value of $32.125 billion.The fair value was estimated using quoted market prices for the publicly registered senior notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 7 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.500 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. Commercial paper amounts outstanding as of July 31, 2015 totaled $425 million. No amounts were outstanding as of April 24, 2015. During the three months ended July 31, 2015, the weighted average original maturity of the commercial paper outstanding was approximately 37 days, and the weighted average interest rate was 0.33 percent. The issuance of commercial paper proportionately reduced the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.500 billion five year credit facility (Credit Facility) which provides back up funding for the commercial paper program described above. As of July 31, 2015 and April 24, 2015, no amounts were outstanding.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remained in compliance with as of July 31, 2015.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of July 31, 2015	Payable as of April 24, 2015
Floating rate three-year 2014 senior notes	2017	$250	$250
0.875 percent three-year 2014 senior notes	2017	250	250
6.000 percent ten-year 2008 CIFSA senior notes	2018	1,150	1,150
1.500 percent three-year 2015 senior notes	2018	1,000	1,000
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.200 percent ten-year 2010 CIFSA senior notes	2020	600	600
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.200 percent ten-year 2012 CIFSA senior notes	2022	650	650
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
2.950 percent ten-year 2013 CIFSA senior notes	2023	750	750
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
4.375 percent twenty-year 2015 senior notes	2035	2,500	2,500
6.550 percent thirty-year 2007 CIFSA senior notes	2037	850	850
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,000	4,000
Three-year term loan	2018	3,000	3,000
Interest rate swaps (Note 8)	2017 - 2022	62	79
Deferred gains from interest rate swap terminations, net	-	1	3
Capital lease obligations	2017 - 2025	125	129
Bank borrowings	2021	38	17
Debt premium	2017 - 2045	458	499
Total Long-Term Debt		$33,709	$33,752
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as senior notes in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 31, 2015. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company, and to fund the acquisition of Covidien in fiscal year 2015. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 31, 2015 and April 24, 2015 was $9.240 billion and $9.782 billion, respectively. The aggregate currency exchange rate gains (losses) for the three months ended July 31, 2015 and July 25, 2014 were $43 million and $(12) million, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at July 31, 2015 and April 24, 2015, was $3.447 billion and $4.713 billion, respectively.
The amount and location of the gains (losses) in the condensed consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three months ended July 31, 2015 and July 25, 2014 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	July 31, 2015	July 25, 2014
Foreign currency exchange rate contracts gains (losses)	Other expense, net	$20	$(24)

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of foreign currency cash flow hedges were recognized in earnings during the three months ended July 31, 2015 or July 25, 2014. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 31, 2015 or July 25, 2014. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 31, 2015 and April 24, 2015, was $5.793 billion and $5.069 billion, respectively, and will mature within the subsequent three and two-year period, respectively.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the condensed consolidated statements of income and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 31, 2015 and July 25, 2014 are as follows:

Three months ended July 31, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(14)	Other expense, net	$95
		Cost of products sold	(21)
Total	$(14)		$74
Three months ended July 25, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$62	Other expense, net	$2
		Cost of products sold	(3)
Total	$62		$(1)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. As of July 31, 2015, the Company had $800 million of fixed pay, forward starting interest rate swaps with a weighted average fixed-rate of 2.99 percent in anticipation of planned debt issuances.
For the three months ended July 31, 2015, the Company reclassified $3 million of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness, and no significant hedge ineffectiveness was recorded for the three months ended July 31, 2015.
For the three months ended July 25, 2014, the Company reclassified $2 million of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The unrealized losses on outstanding forward starting interest rate swap derivative instruments as of July 31, 2015 and April 24, 2015 were $40 million and $71 million, respectively. Unrealized losses on outstanding forward starting interest rate swap derivative instruments were recorded in other long-term liabilities, with the offset recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of July 31, 2015 and April 24, 2015, the Company had $182 million and $210 million, respectively, in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $197 million of after-tax net unrealized gains as of July 31, 2015 will be reclassified into the condensed consolidated statements of income over the next 12 months.
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
As of both July 31, 2015 and April 24, 2015, the Company had interest rate swaps in gross notional amounts of $2.025 billion designated as fair value hedges of underlying fixed-rate senior note obligations. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The market value of outstanding interest rate swap agreements was a net $25 million unrealized gain, and the market value of the hedged item was a net $25 million unrealized loss at July 31, 2015, which were recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings in the condensed consolidated balance sheets. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended July 31, 2015 or July 25, 2014.
During the three months ended July 31, 2015 and July 25, 2014, the Company did not have any significant ineffective fair value hedging instruments. In addition, the Company did not recognize any significant gains or losses during the three months ended July 31, 2015 or July 25, 2014 on firm commitments that no longer qualify as fair value hedges.
Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of July 31, 2015 and April 24, 2015. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not and are further segregated by type of contract within those two categories.

July 31, 2015
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$5	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	343	Other accrued expenses	30
Interest rate contracts	Other assets	62	Other long-term liabilities	41
Foreign currency exchange rate contracts	Other assets	111	Other long-term liabilities	7
Total derivatives designated as hedging instruments		$521		$78
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$73	Other accrued expenses	$36
Total derivatives not designated as hedging instruments		$73		$36

Total derivatives		$594		$114

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company has elected to present the fair value of derivative assets and liabilities within the condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

July 31, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$527	$(75)	$(270)	$182
Interest rate contracts	67	(6)	(13)	48
	$594	$(81)	$(283)	$230

Derivative Liabilities
Foreign currency exchange rate contracts	$(73)	$58	$—	$(15)
Interest rate contracts	(41)	23	—	(18)
	$(114)	$81	$—	$(33)
Total	$480	$—	$(283)	$197

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 24, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$644	$(61)	$(325)	$258
Interest rate contracts	89	(10)	(13)	66
	$733	$(71)	$(338)	$324

Derivative Liabilities
Foreign currency exchange rate contracts	$(45)	$31	$—	$(14)
Interest rate contracts	(71)	40	8	(23)
	$(116)	$71	$8	$(37)
Total	$617	$—	$(330)	$287
Note 9 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments, or other economic factors. Inventory balances are as follows:

(in millions)	July 31, 2015	April 24, 2015
Finished goods	$2,187	$2,268
Work in-process	501	509
Raw materials	716	686
Total	$3,404	$3,463
Note 10 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended July 31, 2015 are as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 24, 2015	$5,855	$23,399	$9,424	$1,852	$40,530
Goodwill as a result of acquisitions	95	—	—	—	95
Purchase accounting adjustments, net	—	28	6	—	34
Currency adjustment, net	(6)	—	3	1	(2)
Balance as of July 31, 2015	$5,944	$23,427	$9,433	$1,853	$40,657
During the three months ended July 31, 2015, the Company recorded $34 million of purchase accounting adjustments, net, primarily related to the Covidien acquisition. See Note 3 to the condensed consolidated financial statements for additional information on purchase accounting adjustments related to the Covidien acquisition.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount and accumulated amortization of intangible assets at July 31, 2015 and April 24, 2015 are as follows:

	July 31, 2015		April 24, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Customer-related	$18,495	$(537)	$18,492	$(273)
Purchased technology and patents	11,142	(2,457)	11,118	(2,268)
Trademarks and tradenames	850	(384)	640	(363)
Other	79	(45)	79	(44)
Total	$30,566	$(3,423)	$30,329	$(2,948)
Non-Amortizable:
IPR&D	$556		$470
Tradenames	—		250
Total	$556		$720
Amortization expense for the three months ended July 31, 2015 and July 25, 2014 was $481 million and $87 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets as of July 31, 2015, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2016	$1,453
2017	1,890
2018	1,860
2019	1,768
2020	1,720
2021	1,703
Note 11 – Income Taxes
The Company’s effective tax rates for the three months ended July 31, 2015 and July 25, 2014 were 12.8 percent and 19.6 percent, respectively. The change in the Company’s effective tax rate for the three months ended July 31, 2015 was primarily due to the impact of restructuring charges, net, acquisition-related items, and the impact from the acquisition of Covidien.
During the three months ended July 31, 2015, the Company's gross unrecognized tax benefits decreased from $2.860 billion to $2.561 billion. In addition, the Company has accrued gross interest and penalties of $580 million as of July 31, 2015. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.982 billion would impact the Company’s effective tax rate. The Company has recorded $5 million of gross unrecognized tax benefits as a current liability and $2.556 billion as a long-term liability.
The Company will continue to recognize interest and penalties related to income tax matters within provision for income taxes in the condensed consolidated statements of income and record the liability within accrued income taxes or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.
See Note 16 to the condensed consolidated financial statements for additional information regarding the status of current tax audits and proceedings.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Earnings Per Share
Earnings per share is calculated using the two-class method, as the Company's A Preferred Shares, issued as part of the Transactions, are considered a participating security. Accordingly, earnings are allocated to both ordinary shares and participating securities in determining earnings per ordinary share. Due to the limited number of A Preferred Shares outstanding, this allocation had no effect on ordinary earnings per share; therefore, it is not presented below. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive ordinary shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive ordinary shares include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 31, 2015	July 25, 2014
Numerator:
Net income attributable to ordinary shareholders	$820	$871
Denominator:
Basic – weighted average shares outstanding	1,418.1	992.6
Effect of dilutive securities:
Employee stock options	13.2	7.5
Employee restricted stock units	5.0	5.0
Other	0.1	0.1
Diluted – weighted average shares outstanding	1,436.4	1,005.2

Basic earnings per share	$0.58	$0.88
Diluted earnings per share	$0.57	$0.87
The calculation of weighted average diluted shares outstanding excludes options for approximately 1 million shares of common stock for the three months ended July 31, 2015 because their effect would have been anti-dilutive on the Company’s earnings per share. For the three months ended July 25, 2014, there were no options that would have had an anti-dilutive effect on the Company's earnings per share.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Stock-Based Compensation
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 31, 2015 and July 25, 2014:

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Stock options	$57	$6
Restricted stock awards	34	23
Employee stock purchase plan	5	5
Total stock-based compensation expense	$96	$34

Cost of products sold	$12	$4
Research and development expense	8	6
Selling, general, and administrative expense	49	24
Restructuring charges, net	8	—
Acquisition-related items	19	—
Total stock-based compensation expense	$96	$34

Income tax benefits	(29)	(9)

Total stock-based compensation expense, net of tax	$67	$25
Note 14 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans includes the following components for the three months ended July 31, 2015 and July 25, 2014:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Service cost	$30	$26	$22	$15
Interest cost	31	26	9	8
Expected return on plan assets	(45)	(39)	(13)	(10)
Amortization of net actuarial loss	24	16	6	3
Net periodic benefit cost	$40	$29	$24	$16

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 24, 2015, net of tax	$14		$(277)	$(1,131)		$210		$(1,184)
Other comprehensive (loss) income before reclassifications, before tax	(193)		(26)	(7)		14		(212)
Tax benefit (expense)	70		—	—		(6)		64
Other comprehensive (loss) income before reclassifications, net of tax	(123)		(26)	(7)		8		(148)
Reclassifications, before tax	(12)		—	30		(62)		(44)
Tax benefit (expense)	4		—	(10)		26		20
Reclassifications, net of tax	(8)	(b)	—	20	(c)	(36)	(d)	(24)
Other comprehensive (loss) income, net of tax	(131)		(26)	13		(28)		(172)
Balance as of July 31, 2015, net of tax	$(117)		$(303)	$(1,118)		$182		$(1,356)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
Other comprehensive income before reclassifications, before tax	107		1	4		55		167
Tax expense	(39)		—	—		(19)		(58)
Other comprehensive income before reclassifications, net of tax	68		1	4		36		109
Reclassifications, before tax	(21)		—	19		3		1
Tax benefit (expense)	7		—	(6)		(2)		(1)
Reclassifications, net of tax	(14)	(b)	—	13	(c)	1	(d)	—
Other comprehensive income, net of tax	54		1	17		37		109
Balance as of July 25, 2014, net of tax	$48		$219	$(748)		$(7)		$(488)

(a) Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.
(b) Represents net realized gains on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 5).
(c) Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 14).
(d) Relates to foreign currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 8).
Note 16 – Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and other matters. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines or punitive damages; or could result in

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a change in business practice. As of July 31, 2015 and April 24, 2015, accrued certain litigation charges involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, and other matters were $787 million and $879 million, respectively. The Company includes accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets.
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
Product Liability Matters
Sprint Fidelis
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to the Company's Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs' claim for punitive damages. Pretrial proceedings are underway. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
INFUSE Litigation
The Company estimates law firms representing approximately 6,100 claimants have asserted or intend to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of September 4, 2015, the Company has reached agreements to settle approximately 3,800 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
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
Pelvic Mesh Litigation
Covidien currently is involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, Bard, named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In July 2015, the Company and Bard agreed that Bard would pay the Company $121 million towards the settlement of these claims. The $121 million receivable was recorded as an opening balance sheet adjustment related to the Covidien acquisition in the first quarter of fiscal year 2016. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 11,300 claimants have asserted or intend to assert claims involving products manufactured by Covidien’s subsidiaries. As of September 4, 2015, the Company has reached agreements to settle approximately 2,300 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
Patent Litigation
Ethicon
On March 28, 2013, the federal court ruled in favor of Covidien in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

court awarded Covidien $177 million in damages upon ruling that several of Covidien’s patents were valid, enforceable and infringed by Ethicon. Ethicon appealed the decision. On December 4, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the $177 million judgment against Ethicon and ruled that the infringed patent claims were invalid. On July 27, 2015, Medtronic filed a request seeking Supreme Court review of the Federal Circuit’s decision in the case.
Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the U.S. District Court for the Southern District of Ohio, Western Division. The complaint alleges that Covidien’s Sonicision product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien’s favor, ruling that Covidien does not infringe any of the seven Ethicon patents in dispute and declaring five of Ethicon’s patents invalid. Ethicon appealed the district court’s decision and on August 7, 2015, the Court of Appeals for the Federal Circuit issued a ruling affirming in part, reversing in part, and vacating in part. Specifically the decision upholds the finding that Sonicision does not infringe any of the four design patents asserted by Ethicon, upheld the claim construction on of a patent related to ultrasonic dampening components but remanded to the trial court for further proceedings because of factual issues; and reversed the District Court’s finding that an Ethicon patent directed to ultrasonic shears and methods of sealing blood vessels was invalid.
The Company has not recorded an expense related to damages in connection with the patent litigation matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and members of its Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice. On March 30, 2015, the Court granted defendants’ motion to dismiss the Amended Complaint, dismissing the case with prejudice. Plaintiffs are seeking reconsideration of that decision.
In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kokocinski case. On July 1, 2014, Road Carriers Local 707 Welfare & Pension Funds filed a shareholder derivative action in Hennepin County, Minnesota, District Court against the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases. On July 24, 2014, Anne Shirley Cutler filed a shareholder derivative action in Hennepin County, Minnesota, District Court against certain of the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases as well as allegations that defendants violated purported duties in connection with the Synchromed pain pump system. On May 26, 2015, the Himmel, Saratoga Advantage Trust, Road Carriers Local 707, and Cutler plaintiffs filed Voluntary Stipulations of Dismissal with Prejudice or statements of non-opposition to dismissal of all INFUSE-related claims and allegations. On June 4, 2015, the Court preliminarily approved the INFUSE-related dismissals with prejudice subject to shareholder notice and an opportunity to intervene. On June 9, 2015 and July 14, 2015, the Company provided notice of the Court's order in a Report on Form 8-K filing. No shareholder intervened within the deadline set by the Court.
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
Shareholder Related Matters Resulting from the Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion. On March 20, 2015, the Court issued its order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal with the Minnesota State Court of Appeals.
Putative shareholder class action complaints have been filed in the U.S. District Court for the District of Massachusetts by purported shareholders of Covidien under the captions Taxman v. Covidien plc, et al., 14-cv-12949, Lipovich v. Covidien plc, et al., 14-cv-13308 and Rosenfeld Family Foundation v. Covidien plc, et al., 14-cv-13490. On October 20, 2014, the plaintiff in the Rosenfeld action and another purported shareholder of Covidien filed a motion seeking to consolidate the Taxman, Lipovich and Rosenfeld actions, and on November 14, 2014, the U.S. District Court for the District of Massachusetts granted that motion consolidating the actions (the Consolidated Action). On December 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Consolidated Action, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Covidien agreed to make certain additional disclosures related to the Transactions, which are contained in Covidien’s Report on Form 8-K filed on December 23, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.
A stipulation of settlement was filed with the court on May 15, 2015, and a hearing has been scheduled in September 2015 at which the U.S. District Court for the District of Massachusetts will consider the fairness, reasonableness, and adequacy of the settlement, including attorneys' fees and expenses that will be paid to plaintiffs' counsel. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought by Covidien shareholders challenging any aspect of the Transactions. There can be no assurance that U.S. District Court for the District of Massachusetts will approve the settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered Covidien to pay costs associated with the study. A report issued by the study panel contains recommendations

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for a variety of potential remedial options which could be implemented individually or in a variety of combinations, and includes preliminary cost estimates for the potential remedial options, which the report describes as “very rough estimates of cost,” ranging from $25 million to $235 million. The report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. In June of 2014, a trial was held to determine if remediation was necessary and feasible, and on September 2, 2015, the District Court issued an order concluding that further engineering study and engineering design work is appropriate to determine the nature and extent of remediation in the Penobscot River and Bay.
The Company's accrued expenses for environmental proceedings are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
Other Matters
One of Covidien’s subsidiaries, ev3 Inc., (ev3) acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law. On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. On September 30, 2014, the Delaware Supreme Court reversed the jury’s verdict and remanded the case for a new trial. A new trial is scheduled to begin on October 19, 2015. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company continues to fully cooperate in connection with this matter.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3, a subsidiary of the Company, requesting production of documents relating to sales and marketing and other issues in connection with several neurovascular products. The matters under investigation relate to activities prior to Covidien's acquisition of ev3 in 2010. ev3 complied as required with the subpoena and cooperated with the investigation. The Company continues to fully cooperate in connection with this matter.
On September 2, 2014, the U.S. Department of Health and Human Services, Office of Inspector General and the U.S. Attorney’s Office for the Northern District of California, issued a subpoena requesting production of documents relating to sales and marketing practices associated with certain of ev3’s peripheral vascular products. The Company continues to fully cooperate in connection with this matter.
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
In October 2011, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2007 and 2008. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. During the first quarter of fiscal year 2016, the Company finalized its agreement with the IRS on the proposed adjustments associated with the tax effects of the Company's

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

acquisition of Kyphon Inc. (Kyphon). The settlement was consistent with the certain tax adjustment recorded during the fourth quarter of fiscal year 2015. The significant issues that remain unresolved for these tax years relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico.
In April 2014, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2009, 2010, and 2011. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of its acquisition structures for Ardian, CoreValve, Inc., and Ablation Frontiers, Inc. The Company disagrees with the IRS and will attempt to resolve these matters at the IRS Appellate level; however, it will proceed through litigation, if necessary. The IRS continues to audit Medtronic, Inc.'s U.S. federal income tax returns for the fiscal years 2012 through 2014.
Covidien and the IRS have concluded and reached agreement on its audit of Covidien’s U.S. federal income tax returns for the 2008 and 2009 tax years. The IRS continues to audit Covidien’s U.S. federal income tax returns for the years 2010 through 2012. Open periods for examination also include certain periods during which Covidien was a subsidiary of Tyco International plc (Tyco International). The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement. Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation.
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
See Note 11 to the condensed consolidated financial statements for additional discussion of income taxes.
Guarantees
As a result of the recent acquisition of Covidien, the Company has guarantee commitments and indemnifications with Tyco International, TE Connectivity Ltd. (TE Connectivity), and Mallinckrodt plc (Mallinckrodt) which relate to certain contingent tax liabilities.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 29, 2007, Covidien entered into a tax sharing agreement, under which Covidien shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to Covidien’s 2007 separation from Tyco International (2007 separation). Covidien, Tyco International and TE Connectivity share 42 percent, 27 percent, and 31 percent, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Covidien's, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the Tyco tax sharing agreement, the Company would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
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
See Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015 for additional information.
Except as described above or for certain income tax related matters, the Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
In the normal course of business, the Company and/or its affiliates periodically enter into agreements that require one or more of them to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company or its affiliates’ products or the negligence of any of their personnel or claims alleging that any of their products infringe third-party patents or other intellectual property. The Company’s maximum exposure under these indemnification provisions cannot be estimated, and the Company has not accrued any liabilities within the condensed consolidated financial statements. Historically, the Company has not experienced significant losses on these types of indemnifications.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 – Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including corporate determined charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and income from operations before income taxes by reportable segment are as follows:

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Cardiac and Vascular Group	$2,567	$2,254
Minimally Invasive Therapies Group	2,456	—
Restorative Therapies Group	1,806	1,603
Diabetes Group	445	416
Total Net Sales	$7,274	$4,273

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Cardiac and Vascular Group	$817	$712
Minimally Invasive Therapies Group	334	—
Restorative Therapies Group	481	410
Diabetes Group	117	120
Total Reportable Segments’ Income Before Income Taxes	1,749	1,242
Impact of inventory step-up	(226)	—
Restructuring charges, net	(67)	(30)
Acquisition-related items	(71)	(41)
Interest expense, net	(191)	(5)
Corporate	(254)	(83)
Total Income From Operations Before Income Taxes	$940	$1,083
Geographic information
Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Americas	$4,445	$2,490
EMEA (a)	1,669	1,133
Asia-Pacific	770	433
Greater China	390	217
Total Net Sales	$7,274	$4,273

(a)	EMEA consists of the following regions: Europe, Middle East, and Africa.
Certain prior period net sales to external customers by geography have been reclassified to conform to the current period classification.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 - Guarantor Financial Information
On January 26, 2015, Medtronic plc (Parent Company Guarantor) and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a subsidiary guarantor, each provided a full and unconditional guarantee of the obligations of Medtronic, Inc. under the Senior Notes (Medtronic Senior Notes). In addition, Medtronic plc and Medtronic Luxco each provided a full and unconditional guarantee of the obligations of Covidien International Finance S.A. (CIFSA), assumed as part of the Covidien acquisition, under the Senior Notes (CIFSA Senior Notes). These guarantees of the CIFSA Senior Notes were in addition to the guarantees of the CIFSA Senior Notes by legacy Covidien holding companies Covidien Ltd. (f/k/a Covidien plc) and Covidien Group Holdings Ltd. (f/k/a Covidien Ltd.), both of which remain guarantors of the CIFSA Senior Notes. A summary of the guarantees is as follows:

Guarantees of Medtronic Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - Medtronic, Inc.

•	Subsidiary Guarantor - Medtronic Luxco

Since Medtronic plc and Medtronic Luxco did not exist in prior years, the Parent Company Guarantor column and Subsidiary Guarantor column in the consolidating financial information for the guarantee of the Medtronic Senior Notes will appear as zeros for fiscal year 2015. Accordingly, the prior years' consolidating financial information are those of the predecessor registrant Medtronic, Inc.

Guarantees of CIFSA Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - CIFSA

•	Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd.

There were no Medtronic plc or Medtronic Luxco guarantees in effect prior to the Acquisition Date, and the CIFSA Senior Notes were assumed as part of the Covidien acquisition. Therefore, no consolidating financial information for the period ended July 25, 2014 is presented related to the guarantee of the CIFSA Senior Notes.

The following presents the Company’s Consolidating Statements of Comprehensive Income and Condensed Consolidating Statements of Cash Flows as of and for the three months ended July 31, 2015 and July 25, 2014, and Condensed Consolidating Balance Sheets as of July 31, 2015 and April 24, 2015. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 31, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$373	$—	$7,277	$(376)	$7,274

Costs and expenses:
Cost of products sold	—	355	—	2,211	(110)	2,456
Research and development expense	—	134	—	424	—	558
Selling, general, and administrative expense	95	182	—	2,172	—	2,449
Restructuring charges, net	—	—	—	67	—	67
Acquisition-related items	—	—	—	71	—	71
Amortization of intangible assets	—	3	—	478	—	481
Other (income) expense, net	(22)	(231)	—	314	—	61
Operating profit (loss)	(73)	(70)	—	1,540	(266)	1,131

Interest income	—	(64)	(183)	(113)	245	(115)
Interest expense	1	444	—	106	(245)	306
Interest (income) expense, net	1	380	(183)	(7)	—	191
Equity in net income of subsidiaries	(930)	(955)	(747)	—	2,632	—
Income from operations before income taxes	856	505	930	1,547	(2,898)	940
Provision (benefit) for income taxes	(6)	(162)	—	288	—	120
Net income	862	667	930	1,259	(2,898)	820
Other comprehensive income (loss), net of tax	(172)	(172)	(172)	(172)	516	(172)
Total comprehensive income	$690	$495	$758	$1,087	$(2,382)	$648

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 25, 2014
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$303	$—	$4,268	$(298)	$4,273

Costs and expenses:
Cost of products sold	—	298	—	1,103	(296)	1,105
Research and development expense	—	116	—	249	—	365
Selling, general, and administrative expense	—	241	—	1,265	—	1,506
Restructuring charges, net	—	—	—	30	—	30
Acquisition-related items	—	—	—	41	—	41
Amortization of intangible assets	—	3	—	84	—	87
Other (income) expense, net	—	(215)	—	266	—	51
Operating profit (loss)	—	(140)	—	1,230	(2)	1,088

Interest income	—	—	—	(92)	—	(92)
Interest expense	—	89	—	8	—	97
Interest (income) expense, net	—	89	—	(84)	—	5
Equity in net income of subsidiaries	—	(1,020)	—	—	1,020	—
Income from operations before income taxes	—	791	—	1,314	(1,022)	1,083
Provision (benefit) for income taxes	—	(82)	—	294	—	212
Net income	—	873	—	1,020	(1,022)	871
Other comprehensive income, net of tax	—	109	—	109	(109)	109
Total comprehensive income	$—	$982	$—	$1,129	$(1,131)	$980

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
Three Months Ended July 31, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$4	$583	$—	$2,392	$—	$2,979
Investments	—	28	—	14,975	—	15,003
Accounts receivable, net	—	—	—	4,811	—	4,811
Inventories	—	167	—	3,237	—	3,404
Intercompany receivable	290	157,513	—	146,419	(304,222)	—
Tax assets	—	829	—	738	(77)	1,490
Prepaid expenses and other current assets	12	133	—	1,315	—	1,460
Total current assets	306	159,253	—	173,887	(304,299)	29,147
Property, plant, and equipment, net	—	998	—	3,674	—	4,672
Goodwill	—	1,632	—	39,025	—	40,657
Other intangible assets, net	—	37	—	27,662	—	27,699
Long-term tax assets	—	555	—	640	(423)	772
Investment in subsidiaries	71,016	42,463	63,664	—	(177,143)	—
Intercompany loans receivable	3,108	6,615	10,885	10,352	(30,960)	—
Other assets	—	662	—	1,017	—	1,679
Total assets	$74,430	$212,215	$74,549	$256,257	$(512,825)	$104,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,105	$425	$320	$—	$1,850
Accounts payable	—	209	—	1,112	—	1,321
Intercompany payable	20,584	146,386	—	137,252	(304,222)	—
Accrued compensation	3	377	—	791	—	1,171
Accrued income taxes	17	132	1	327	—	477
Deferred tax liabilities	—	3	—	194	(77)	120
Other accrued expenses	—	833	—	1,888	—	2,721
Total current liabilities	20,604	149,045	426	141,884	(304,299)	7,660
Long-term debt	—	28,987	—	4,722	—	33,709
Long-term accrued compensation and retirement benefits	—	970	—	579	—	1,549
Long-term accrued income taxes	—	1,506	—	1,035	—	2,541
Long-term intercompany loans payable	1,017	10,221	10,107	9,615	(30,960)	—
Long-term deferred tax liabilities	—	—	—	5,124	(423)	4,701
Other long-term liabilities	—	155	—	1,502	—	1,657
Total liabilities	21,621	190,884	10,533	164,461	(335,682)	51,817
Shareholders’ equity	52,809	21,331	64,016	91,796	(177,143)	52,809
Total liabilities and shareholders’ equity	$74,430	$212,215	$74,549	$256,257	$(512,825)	$104,626

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
Fiscal Year Ended April 24, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$1,071	$170	$3,339	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	165	—	3,298	—	3,463
Intercompany receivable	259	146,373	—	150,679	(297,311)	—
Tax assets	—	770	—	729	(164)	1,335
Prepaid expenses and other current assets	4	128	—	1,322	—	1,454
Total current assets	526	148,507	170	179,116	(297,475)	30,844
Property, plant, and equipment, net	—	976	—	3,753	(30)	4,699
Goodwill	—	1,607	—	38,923	—	40,530
Other intangible assets, net	—	39	—	28,062	—	28,101
Long-term tax assets	—	643	—	559	(428)	774
Investment in subsidiaries	70,255	41,218	64,335	—	(175,808)	—
Intercompany loans receivable	3,000	6,516	10,000	10,218	(29,734)	—
Other assets	—	678	—	1,059	—	1,737
Total assets	$73,781	$200,184	$74,505	$261,690	$(503,475)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,110	$—	$1,324	$—	$2,434
Accounts payable	—	261	—	1,349	—	1,610
Intercompany payable	20,506	135,091	—	141,714	(297,311)	—
Accrued compensation	1	490	—	1,120	—	1,611
Accrued income taxes	41	371	—	523	—	935
Deferred tax liabilities	3	—	—	280	(164)	119
Other accrued expenses	—	600	—	1,894	(30)	2,464
Total current liabilities	20,551	137,923	—	148,204	(297,505)	9,173
Long-term debt	—	29,004	—	4,748	—	33,752
Long-term accrued compensation and retirement benefits	—	965	—	570	—	1,535
Long-term accrued income taxes	—	1,450	—	1,026	—	2,476
Long-term intercompany loans payable	—	10,218	10,000	9,516	(29,734)	—
Long-term deferred tax liabilities	—	—	—	5,128	(428)	4,700
Other long-term liabilities	—	207	—	1,612	—	1,819
Total liabilities	20,551	179,767	10,000	170,804	(327,667)	53,455
Shareholders’ equity	53,230	20,417	64,505	90,886	(175,808)	53,230
Total liabilities and shareholders’ equity	$73,781	$200,184	$74,505	$261,690	$(503,475)	$106,685

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 31, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(2)	$(330)	$178	$970	$—	$816
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(179)	—	(179)
Additions to property, plant, and equipment	—	(62)	—	(162)	—	(224)
Purchases of marketable securities	—	—	—	(1,851)	—	(1,851)
Sales and maturities of marketable securities	—	—	—	1,266	—	1,266
Net increase (decrease) in intercompany loans	(108)	(99)	(885)	(135)	1,227	—
Other investing activities, net	—	—	—	2	—	2
Net cash provided by (used in) investing activities	(108)	(161)	(885)	(1,059)	1,227	(986)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(3)	—	(3)
Change in short-term borrowings, net	—	—	429	—	—	429
Payments on long-term debt	—	—	—	(1,004)	—	(1,004)
Dividends to shareholders	(538)	—	—	—	—	(538)
Issuance of ordinary shares	98	—	—	—	—	98
Repurchase of ordinary shares	(750)	—	—	—	—	(750)
Net intercompany loan borrowings (repayments)	1,017	3	108	99	(1,227)	—
Other financing activities	24	—	—	—	—	24
Net cash provided by (used in) financing activities	(149)	3	537	(908)	(1,227)	(1,744)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	50	—	50
Net change in cash and cash equivalents	(259)	(488)	(170)	(947)	—	(1,864)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$4	$583	$—	$2,392	$—	$2,979

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 25, 2014
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$—	$238	$—	$72	$—	$310
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(146)	—	(146)
Additions to property, plant, and equipment	—	(45)	—	(64)	—	(109)
Purchases of marketable securities	—	—	—	(1,600)	—	(1,600)
Sales and maturities of marketable securities	—	—	—	1,853	—	1,853
Net decrease in intercompany loans	—	(8)	—	8	—	—
Other investing activities, net	—	—	—	(4)	—	(4)
Net cash used in investing activities	—	(53)	—	47	—	(6)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(5)	—	(5)
Change in short-term borrowings, net	—	827	—	35	—	862
Payments on long-term debt	—	(3)	—	—	—	(3)
Dividends to shareholders	—	(304)	—	—	—	(304)
Issuance of ordinary shares	—	154	—	—	—	154
Repurchase of ordinary shares	—	(1,065)	—	—	—	(1,065)
Net intercompany loan borrowings (repayments)	—	—	—	8	(8)	—
Other financing activities	—	6	—	—	—	6
Net cash (used in) provided by financing activities	—	(385)	—	38	(8)	(355)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(16)	—	(16)
Net change in cash and cash equivalents	—	(200)	—	141	(8)	(67)
Cash and cash equivalents at beginning of period	—	264	—	1,139	—	1,403
Cash and cash equivalents at end of period	$—	$64	$—	$1,280	$(8)	$1,336

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 31, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,274	$—	$7,274

Costs and expenses:
Cost of products sold	—	—	—	2,456	—	2,456
Research and development expense	—	—	—	558	—	558
Selling, general, and administrative expense	95	—	—	2,354	—	2,449
Restructuring charges, net	—	—	—	67	—	67
Acquisition-related items	—	—	—	71	—	71
Amortization of intangible assets	—	—	—	481	—	481
Other (income) expense, net	(22)	—	—	83	—	61
Operating profit (loss)	(73)	—	—	1,204	—	1,131

Interest income	—	(160)	(183)	(115)	343	(115)
Interest expense	1	32	—	616	(343)	306
Interest expense (income), net	1	(128)	(183)	501	—	191
Equity in net (income) loss of subsidiaries	(930)	30	(747)	—	1,647	—
Income from operations before income taxes	856	98	930	703	(1,647)	940
Provision (benefit) for income taxes	(6)	—	—	126	—	120
Net income	862	98	930	577	(1,647)	820
Other comprehensive loss, net of tax	(172)	(172)	(172)	(172)	516	(172)
Total comprehensive income (loss)	$690	$(74)	$758	$405	$(1,131)	$648

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
Three Months Ended July 31, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$4	$180	$—	$2,795	$—	$2,979
Investments	—	—	—	15,003	—	15,003
Accounts receivable, net	—	—	—	4,811	—	4,811
Inventories	—	—	—	3,404	—	3,404
Intercompany receivable	290	—	73	20,584	(20,947)	—
Tax assets	—	—	—	1,490	—	1,490
Prepaid expenses and other current assets	12	—	6	1,442	—	1,460
Total current assets	306	180	79	49,529	(20,947)	29,147
Property, plant, and equipment, net	—	—	1	4,671	—	4,672
Goodwill	—	—	—	40,657	—	40,657
Other intangible assets, net	—	—	—	27,699	—	27,699
Long-term tax assets	—	—	—	772	—	772
Investment in subsidiaries	71,016	4,878	63,665	—	(139,559)	—
Intercompany loans receivable	3,108	7,596	12,384	10,000	(33,088)	—
Other assets	—	—	—	1,679	—	1,679
Total assets	$74,430	$12,654	$76,129	$135,007	$(193,594)	$104,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$425	$1,425	$—	$1,850
Accounts payable	—	—	—	1,321	—	1,321
Intercompany payable	20,584	—	280	83	(20,947)	—
Accrued compensation	3	—	—	1,168	—	1,171
Accrued income taxes	17	—	1	459	—	477
Deferred tax liabilities	—	—	—	120	—	120
Other accrued expenses	—	46	2	2,673	—	2,721
Total current liabilities	20,604	46	708	7,249	(20,947)	7,660
Long-term debt	—	4,560	—	29,149	—	33,709
Long-term accrued compensation and retirement benefits	—	—	—	1,549	—	1,549
Long-term accrued income taxes	—	—	—	2,541	—	2,541
Long-term intercompany loans payable	1,017	8,564	10,110	13,397	(33,088)	—
Long-term deferred tax liabilities	—	—	—	4,701	—	4,701
Other long-term liabilities	—	—	—	1,657	—	1,657
Total liabilities	21,621	13,170	10,818	60,243	(54,035)	51,817
Shareholders’ equity	52,809	(516)	65,311	74,764	(139,559)	52,809
Total liabilities and shareholders’ equity	$74,430	$12,654	$76,129	$135,007	$(193,594)	$104,626

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$728	$170	$3,682	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	—	—	3,463	—	3,463
Intercompany receivable	259	—	269	20,508	(21,036)	—
Tax assets	—	—	—	1,335	—	1,335
Prepaid expenses and other current assets	4	—	6	1,444	—	1,454
Total current assets	526	728	445	50,181	(21,036)	30,844
Property, plant, and equipment, net	—	—	1	4,728	(30)	4,699
Goodwill	—	—	—	40,530	—	40,530
Other intangible assets, net	—	—	—	28,101	—	28,101
Long-term tax assets	—	—	—	774	—	774
Investment in subsidiaries	70,255	7,040	64,335	—	(141,630)	—
Intercompany loans receivable	3,000	7,401	11,303	6,372	(28,076)	—
Other assets	—	—	—	1,737	—	1,737
Total assets	$73,781	$15,169	$76,084	$132,423	$(190,772)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,002	$—	$1,432	$—	$2,434
Accounts payable	—	—	2	1,608	—	1,610
Intercompany payable	20,506	—	280	250	(21,036)	—
Accrued compensation	1	—	—	1,610	—	1,611
Accrued income taxes	41	—	—	894	—	935
Deferred tax liabilities	3	—	—	116	—	119
Other accrued expenses	—	610	1	1,883	(30)	2,464
Total current liabilities	20,551	1,612	283	7,793	(21,066)	9,173
Long-term debt	—	4,580	—	29,172	—	33,752
Long-term accrued compensation and retirement benefits	—	—	—	1,535	—	1,535
Long-term accrued income taxes	—	—	—	2,476	—	2,476
Long-term intercompany loans payable	—	8,385	10,002	9,689	(28,076)	—
Long-term deferred tax liabilities	—	—	—	4,700	—	4,700
Other long-term liabilities	—	—	—	1,819	—	1,819
Total liabilities	20,551	14,577	10,285	57,184	(49,142)	53,455
Shareholders’ equity	53,230	592	65,799	75,239	(141,630)	53,230
Total liabilities and shareholders’ equity	$73,781	$15,169	$76,084	$132,423	$(190,772)	$106,685

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 31, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(2)	$468	$374	$476	$(500)	$816
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(179)	—	(179)
Additions to property, plant, and equipment	—	—	—	(224)	—	(224)
Purchases of marketable securities	—	—	—	(1,851)	—	(1,851)
Sales and maturities of marketable securities	—	—	—	1,266	—	1,266
Net decrease in intercompany loans	(108)	(195)	(1,081)	(3,628)	5,012	—
Other investing activities, net	—	—	—	2	—	2
Net cash provided by (used in) investing activities	(108)	(195)	(1,081)	(4,614)	5,012	(986)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(3)	—	(3)
Change in short-term borrowings, net	—	—	429	—	—	429
Issuance of long-term debt	—	—	—	—	—	—
Payments on long-term debt	—	(1,000)	—	(4)	—	(1,004)
Dividends to shareholders	(538)	—	—	—	—	(538)
Issuance of ordinary shares	98	—	—	—	—	98
Repurchase of ordinary shares	(750)	—	—	—	—	(750)
Net intercompany loan borrowings (repayments)	1,017	179	108	3,708	(5,012)	—
Intercompany dividend paid	—	—	—	(500)	500	—
Other financing activities	24	—	—	—	—	24
Net cash provided by (used in) financing activities	(149)	(821)	537	3,201	(4,512)	(1,744)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	50	—	50
Net change in cash and cash equivalents	(259)	(548)	(170)	(887)	—	(1,864)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$4	$180	$—	$2,795	$—	$2,979

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic or the Company, or we, us, or our). On January 26, 2015 (Acquisition Date), pursuant to a transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), the Company acquired Covidien plc (Covidien) and Medtronic, Inc. (collectively, the Transactions). Following the consummation of the Transactions, Medtronic, Inc. and Covidien became subsidiaries of the Company and became the successor registrant to Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 24, 2015. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of July 31, 2015.
Financial Trends
Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends but which include charges or benefits that result from facts and circumstances that vary in frequency and/or impact to our operations. We present certain financial measures that exclude the impact of these transactions and events (Non-GAAP Adjustments), as presented within the "Net Income GAAP to Non-GAAP Reconciliation" section. Management uses Non-GAAP Adjustments to assist in comparing business trends from period to period on a consistent basis without regard to the impact of such Non-GAAP Adjustments and believes that these Non-GAAP Adjustments are useful to investors in evaluating operating performance by providing better comparability between reporting periods.
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate (Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Rate is defined as the income tax provision as a percentage of income before income taxes, excluding Non-GAAP Adjustments.
Management uses Free Cash Flow, a non-GAAP financial measure, to represent the cash that we have available to pursue opportunities that we believe enhance shareholder value.
Investors should not consider results reflecting Non-GAAP Adjustments or other non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with generally accepted accounting principles in the United States (U.S.) (U.S. GAAP) and are cautioned that Medtronic may calculate results reflecting Non-GAAP Adjustments in a manner that is different from other companies. Refer to the “Net Income GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Summary of Cash Flows" sections for reconciliations of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management.
EXECUTIVE LEVEL OVERVIEW
Medtronic is the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. We develop, manufacture, and market our medical devices and technologies in approximately 160 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.

Net income for the three months ended July 31, 2015 was $820 million, $0.57 per diluted share, as compared to net income of $871 million, $0.87 per diluted share, for the three months ended July 25, 2014, representing a decrease of 6 percent and 34 percent, respectively.

Acquisition of Covidien On January 26, 2015, pursuant to the Transaction Agreement, we acquired Covidien. The transaction was accounted for as a business combination using the acquisition method of accounting. Total consideration was approximately $50 billion, consisting of $16 billion cash and $34 billion of non-cash consideration. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group and Restorative Therapies Group segments.
For further information regarding the Acquisition, see Note 3 to the current period's condensed consolidated financial statements.

The table below illustrates net sales by operating segment for the three months ended July 31, 2015 and July 25, 2014:

	Three months ended
(in millions; NM - Not Meaningful)	July 31, 2015	July 25, 2014	% Change
Cardiac and Vascular Group	$2,567	$2,254	14%
Minimally Invasive Therapies Group	2,456	—	NM	(1)
Restorative Therapies Group	1,806	1,603	13
Diabetes Group	445	416	7
Total Net Sales	$7,274	$4,273	70%

(1)
Revenue growth rate versus the prior year is not meaningful, as the Minimally Invasive Therapies Group was created upon the acquisition of Covidien, which closed on January 26, 2015. The Minimally Invasive Therapies Group contains the majority of Covidien's former operations.

Net sales for the three months ended July 31, 2015 were $7.274 billion, an increase of 70 percent as compared to the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $529 million on net sales as compared to the same period in the prior fiscal year. Our performance was favorably impacted by an additional selling week during the first quarter of fiscal year 2016 due to our 52/53 week fiscal year calendar. Although we cannot precisely calculate the impact of the extra selling week, we estimate that it benefited first quarter growth by approximately 6 percentage points. Net sales growth was driven by 14 percent growth in our Cardiac and Vascular Group, 13 percent growth in our Restorative Therapies Group, and 7 percent growth our Diabetes Group compared to the same periods in the prior fiscal year, as well as the addition of $2.456 billion of revenue during the first quarter from our Minimally Invasive Therapies Group due to the acquisition of Covidien. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales across all three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. Within our Minimally Invasive Therapies Group, the Surgical Solutions and Patient Monitoring & Recovery divisions contributed $1.352 billion and $1.104 billion of revenue, respectively. The Restorative Therapies Group’s performance was favorably impacted by the addition of the Neurovascular division, solid growth in Surgical Technologies, and growth in Neuromodulation and Spine. The Diabetes Group's performance was due to solid growth in the U.S driven by the ongoing launch of the MiniMed 530G System with Enlite CGM sensor and its proprietary Threshold Suspend technology. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
Net Income GAAP to Non-GAAP Reconciliation The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those results after giving effect to Non-GAAP Adjustments. Refer to our discussion in the "Cost and Expenses" section of this management's discussion and analysis for more information on these reconciling items. Investors should not consider results reflecting Non-GAAP Adjustments or other non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and are cautioned that Medtronic may calculate results reflecting Non-GAAP Adjustments in a manner that is different from other companies.

	Three months ended July 31, 2015
(in millions)	Net Sales	Cost of Products Sold	Operating Profit	Income from Operations Before Income Taxes	Net Income
GAAP	$7,274	$2,456	$1,131	$940	$820
Non-GAAP Adjustments:
Impact of inventory step-up	—	(226)	226	226	165
Restructuring charges, net	—	—	67	67	52
Acquisition-related items	—	—	71	71	53
Amortization of intangible assets	—	—	481	481	372
Non-GAAP	$7,274	$2,230	$1,976	$1,785	$1,462
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 24, 2015.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect managements' best judgment about economic and market conditions and their potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Our critical accounting estimates include the following:
Revenue Recognition
The Company records price adjustment rebates as a reduction of net sales in the same period revenue is recognized. We estimate rebates based on sales terms, historical experience, and trend analyses. Subsequent to the January 26, 2015 acquisition of Covidien, we reevaluated the judgments used by management of the Company in making estimates and assumptions that affect the reported amounts for revenues, expenses, assets, and liabilities related to revenue recognition. Based upon the lag time between the original sale to distributors at list price and the related distributor rebate claim earned at time of sale to the end customer, and the judgments involved in estimating such rebates, we consider price adjustment rebates for Covidien to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Covidien price adjustment rebates charged against gross sales in the first quarter of fiscal year 2016 were $737 million.
Legal Proceedings
We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, other class actions, income tax matters, and environmental matters. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. Estimates of probable losses resulting from litigation, governmental proceedings, and income tax matters involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 16 to the current period’s condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 16 to the current period’s condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.
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
Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the condensed consolidated financial statements. As a result, our effective tax rate reflected in our condensed consolidated financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our condensed consolidated statements of income. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our condensed consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return but has not yet been recognized as an expense in our condensed consolidated statements of income.
Valuation of Intangible Assets
Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research & development (IPR&D). When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. IPR&D represents the fair value of those R&D projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. There is risk that actual results will differ materially from the original cash flow projections, due to the uncertainty associated with R&D projects. In addition, there are risks associated with achieving product commercialization. These risks include, but are not limited to, delays or failure to obtain regulatory approvals to conduct clinical trials, delays or failure to obtain required market clearances, or delays or issues with patent issuance, validity, and litigation.
Our impairment reviews of other intangible assets are based on a discounted future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. Other intangible assets, net of accumulated amortization, were $27.699 billion and $28.101 billion as of July 31, 2015 and April 24, 2015, respectively.
Goodwill
Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $40.657 billion and $40.530 billion as of July 31, 2015 and April 24, 2015, respectively.
Contingent Consideration
Contingent consideration is recorded at the acquisition date at estimated fair value. The fair value of the contingent consideration is remeasured each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of income. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or probability of achieving the milestones which trigger payment. The fair value of contingent consideration was $291 million and $264 million as of July 31, 2015 and April 24, 2015, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period’s condensed consolidated financial statements.

NET SALES
The table below illustrates net sales by operating segment and division for the three months ended July 31, 2015 and July 25, 2014:

	Three months ended
(dollars in millions; NM - Not Meaningful)	July 31, 2015	July 25, 2014	% Change
Cardiac Rhythm & Heart Failure	$1,369	$1,256	9%
Coronary & Structural Heart	788	766	3
Aortic & Peripheral Vascular	410	232	77
TOTAL CARDIAC & VASCULAR GROUP	2,567	2,254	14
Surgical Solutions	1,352	—	NM
Patient Monitoring & Recovery	1,104	—	NM
TOTAL MINIMALLY INVASIVE THERAPIES GROUP	2,456	—	NM
Spine	763	743	3
Neuromodulation	485	479	1
Surgical Technologies	420	381	10
Neurovascular	138	—	NM
TOTAL RESTORATIVE THERAPIES GROUP	1,806	1,603	13
DIABETES GROUP	445	416	7
TOTAL	$7,274	$4,273	70%
The increase in net sales for the three months ended July 31, 2015 as compared to three months ended July 25, 2014 was primarily attributable to the Covidien acquisition as well as strong growth in Cardiac and Vascular Group and growth in Restorative Therapies and Diabetes Groups. Net sales for the three months ended July 31, 2015 were favorably impacted by an additional selling week during the first quarter of fiscal year 2016. Net sales for the three months ended July 31, 2015 were unfavorably impacted by foreign currency translation of $529 million when compared to the same period of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net income due to foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” Note 8 to the current period’s condensed consolidated financial statements, and our Annual Report on Form 10-K for the year ended April 24, 2015 for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular divisions. The Cardiac and Vascular Group's products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Cardiocom and Cath Lab Managed Services (CLMS). The Cardiac and Vascular Group’s net sales for the three months ended July 31, 2015 were $2.567 billion, an increase of 14 percent as compared to the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2015 of $202 million compared to the same period in the prior fiscal year. The Cardiac and Vascular Group was favorably impacted by an additional selling week during the first quarter of fiscal year 2016, which impacted all divisions. The Cardiac and Vascular Group’s performance for the three months ended July 31, 2015 resulted from the addition of a portion of the Covidien Peripheral business into the Aortic & Peripheral Vascular division and strong net sales across all three divisions. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three months ended July 31, 2015 were $1.369 billion, an increase of 9 percent compared to the same period in the prior fiscal year. The increase in Cardiac Rhythm & Heart Failure net sales was driven by higher sales volume of the Reveal LINQ insertable cardiac monitor and continued strength of the Viva XT CRT-D with Attain Performa quadripolar CRT-D lead system in the U.S. and Evera MRI SureScan ICD in Japan. Net sales of the

Cardiac Rhythm & Heart Failure division were also driven by the continued global acceptance of the Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system. Net sales were partially offset by unfavorable foreign currency translation.
Coronary & Structural Heart net sales for the three months ended July 31, 2015 were $788 million, an increase of 3 percent as compared to the same period in the prior fiscal year. The increase in Coronary & Structural Heart net sales was driven by the ongoing success of the CoreValve transcatheter aortic heart valve in the U.S., the launch of the CoreValve Evolute-R recapturable system in international markets and recently in the U.S. (with a launch late in the first quarter of fiscal year 2016), and the international launch of the Resolute Onyx drug-eluting stent in November 2014. In addition, net sales of Coronary & Structural Heart were driven by the continued acceptance of Resolute Integrity in the U.S. and the recent launches of the NC Euphora and SC Euphora balloon dilatation catheters. Net sales were partially offset by unfavorable foreign currency translation and continued pricing pressures in the U.S., Europe, and India in our Coronary business.
Aortic & Peripheral Vascular net sales for the three months ended July 31, 2015 were $410 million, an increase of 77 percent as compared to the same period in the prior fiscal year. The Aortic & Peripheral Vascular division includes a portion of the Covidien Peripheral business, which contributed strong performance during the first quarter of fiscal year 2016 on the strength of its chronic venous insufficiency products. The increase in Aortic & Peripheral Vascular net sales was driven by the ongoing adoption of the IN.PACT Admiral drug-coated balloon and growth from the Endurant 2S Abdominal Aortic Aneurysm (AAA) Stent Graft System in the U.S. and Europe. Net sales for the Aortic & Peripheral Vascular division were impacted by unfavorable foreign currency translation, increased competition in international markets, and pricing pressures in Europe and Japan.
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

•
Continued acceptance and future growth from the Evera family of ICDs. The Evera family of ICDs has increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body. Our Evera MRI SureScan ICD received CE Mark approval late in the fourth quarter of fiscal year 2014 and launched in Japan in November 2014. We expect U.S. FDA approval of this product in the U.S. in the second quarter of fiscal year 2016.

•
Continued acceptance and future growth from the Advisa DR MRI SureScan pacing system for use in full-body MRI scans. The Advisa DR MRI SureScan is our second-generation MRI pacing system and is the first system to combine advanced pacing technology with proven MRI access. We received U.S. FDA approval of the Advisa SR MRI SureScan single-chamber pacemaker in the first quarter of fiscal year 2016.

•
Acceptance of our Micra transcatheter pacing system, which received CE Mark approval in April 2015. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems.

•
Continued future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which studies have indicated is the source of erratic electrical signals that cause irregular heartbeat. We received U.S. FDA approval in May 2015 for the Aortic Front Advance ST Cryoablation Catheter.

•
Continued acceptance and future growth from Cardiocom's remote telemonitoring solutions business for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom has a readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals, both within Europe and in certain other regions around the world, to upgrade and more effectively manage their cath lab and hybrid operating rooms. At the end of the first quarter of fiscal year 2016, we had 59 agreements. We expect net sales trends to also be impacted by the continued growth of NGC, acquired in August 2014. NGC brings expertise in material management and managed equipment services, infrastructure design, and turnkey installation.

•
Integration of CardioInsight Technologies, Inc. (CardioInsight), acquired in June 2015, into the Cardiac Rhythm & Heart Failure division. CardioInsight is a medical device company that developed a new approach to improve the mapping of electrical disorders of the heart.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. We received Japanese regulatory approval in March 2015 and are anticipating reimbursement approval and launch in Japan in the third quarter of fiscal year 2016. We received U.S. FDA approval for valve-in-valve implantation in March 2015.

•
Continued acceptance of Evolut R, our next-generation recapturable system with differentiated 14-French equivalent delivery system. We received CE Mark approval for the 26 and 29 millimeter sizes of the valves early in the fourth quarter of fiscal year 2015 and U.S. FDA approval in the first quarter of fiscal year 2016.

•
Acceptance of the Resolute Onyx drug-eluting coronary stent which received CE Mark approval in November 2014. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during the procedure.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The global stent market continues to experience pricing pressure resulting from government austerity programs and reimbursement cuts in Europe, Japan, and India.

•	Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System.

•
Continued and future acceptance of the Endurant family of AAA stent graft products. We received CE Mark and U.S. FDA approval of the Endurant 2S stent graft late in the second quarter of fiscal year 2015.

•
Acceptance of the IN.PACT Admiral drug-coated balloon for the treatment of peripheral artery disease in the upper leg. The IN.PACT Admiral drug-coated balloon was launched in the U.S. early in the fourth quarter of fiscal year 2015. We broadened this launch by leveraging our Covidien peripheral sales force.

•
Integration of Aptus Endosystems, Inc. (Aptus), acquired in June 2015, into the Aortic & Peripheral division. Aptus is a medical device company focused on developing advanced technology for endovascular aneurysm repair and thoracic endovascular aneurysm repair.

•	Future growth in the U.S. from the integration of the legacy Covidien U.S. sales force to maximize cross-selling opportunities with complementary products.
Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group is composed of the Surgical Solutions and Patient Monitoring & Recovery divisions. The group looks to enhance patient outcomes through minimally invasive solutions with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The Surgical Solutions division's products include those for advanced and general surgical care (stapling, vessel sealing, and other surgical instruments), sutures, electrosurgery products, hernia mechanical devices, mesh implants, and solutions for gastrointestinal (GI), advanced ablation, and interventional lung. The Patient Monitoring & Recovery division's products include ventilators, capnography and other airway products, sensors, monitors, compression and dialysis products, enteral feeding, wound care, and medical surgical products (including operating room supply products, electrodes, needles, syringes, and sharps disposals). The Minimally Invasive Therapies Group’s net sales for the three months ended July 31, 2015 were $2.456 billion. Revenue growth rates as compared to the same period in the prior fiscal year are not included, as the Minimally Invasive Therapies Group was created upon the acquisition of Covidien, which closed on January 26, 2015. The Minimally Invasive Therapies Group contains the majority of Covidien's former operations.

Surgical Solutions net sales for the three months ended July 31, 2015 were $1.352 billion. The strong net sales performance in Surgical Solutions for the three months ended July 31, 2015 was mainly attributable to stapling, energy, and general surgical products. Stapling and energy products results benefited from strong worldwide market adoption of the Endo GIA Reinforced Reload and LigaSure Maryland Jaw, respectively. General surgical products results were largely due to electrosurgery and sutures. Further, Early Technologies product performance was driven by GI solutions and interventional lung solutions. In addition, during the first quarter of fiscal year 2016, the Surgical Solutions division announced its agreement to acquire RF Surgical Systems, Inc. and its innovative RF Assure Detection System. This transaction closed on August 11, 2015.

Patient Monitoring & Recovery net sales for the three months ended July 31, 2015 were $1.104 billion. Net sales in Patient Monitoring & Recovery for the three months ended July 31, 2015 were driven mainly by U.S. respiratory and patient monitoring, nursing care, and patient care and safety. Respiratory and patient monitoring performance was driven by pulse oximetry sales volume, while nursing care performance was primarily due to sales volume of enteral feeding products.

Looking ahead, we expect the Minimally Invasive Therapies Group could be impacted by the following:

•
Changes in procedural volumes, increasing competition, reimbursement challenges, impacts from changes in the mix of our product offerings, fluctuations in foreign currency, and pricing pressure, particularly in developed markets.

•	Continued integration of Minimally Invasive Therapies Group into Medtronic. We believe the combined company allows us to treat more patients, in more ways, and in more places around the world.

•
Continued acceptance and future growth from less invasive surgical techniques to help patients recover faster and at less overall cost to the healthcare system. Opportunities exist to provide advanced solutions that minimize complications and increase efficiency. We intend to create localized solutions to improve surgical approaches and increase access to care, address economic and clinical challenges, and advance minimally invasive surgery by minimizing complications, thereby reducing surgical variability and increasing efficiency.

•
Continued and future acceptance of advanced and general surgical care products and minimally invasive procedures, including stapling, vessel sealing, and other surgical instruments. Key recently launched products include the Endo GIA Reinforced Reload Stapler and the LigaSure Maryland jaw laparoscopic sealer and divider.

•
Creating less invasive standards of care to address conditions of the GI tract and lung to enable earlier diagnosis and intervention, as well as continued and future acceptance of new technologies in the areas of GI, advanced ablation, and interventional lung solutions. Key products include the PillCam for GI and the superDimension system, which enables a minimally invasive approach to accessing difficult-to-reach areas of the lung to aid in the diagnosis of lung cancer.

•
Market acceptance and continued adoption of innovative new products to treat respiratory compromise, a progressive condition impacting a patient’s ability to breathe effectively, as well as continued acceptance and growth in respiratory care, ventilation and airway management, patient monitoring, and homecare. Key products in this area include the Puritan Bennett 980 ventilator, Capnostream 20p bedside capnography monitor with Microstream technology, the Nellcor pulse oximetry system with OxiMax technology and the Nellcor Bedside SpO2 Patient Monitoring System with Respiratory Rate.

•
Continued worldwide acceptance and future growth from products and procedures focused on providing care to those in emerging markets. We have high quality and cost-effective surgical products designed for customers in emerging markets such as the ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.

Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, Surgical Technologies, and Neurovascular divisions. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. With the addition of the Neurovascular division through the January 2015 Covidien acquisition, the group manufactures and markets products and therapies to treat diseases of the vasculature in and around the brain and includes sales of coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three months ended July 31, 2015 were $1.806 billion, an increase of 13 percent as compared to the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2015 of $86 million compared to the same period in the prior fiscal year. The Restorative Therapies Group was favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Restorative Therapies Group’s performance for the three months ended July 31, 2015 was favorably impacted by the addition of the Neurovascular division, solid growth in Surgical Technologies, and growth in Neuromodulation and Spine. See the more detailed discussion of each division’s performance below.
Spine net sales for the three months ended July 31, 2015 were $763 million, an increase of 3 percent as compared to the same period in the prior fiscal year. The increase in Spine net sales was primarily driven by growth in BMP and slight growth in Core Spine, partially offset by unfavorable foreign currency translation and declines in Interventional Spine. Core Spine sales volumes were lower in the U.S. as the business experienced some temporary disruption from the Restorative Therapies Group commercial sales management realignment. Interventional Spine net sales decline was driven by continued pricing pressures in the market. Underlying demand for BMP continued to stabilize during the three months ended July 31, 2015.
Neuromodulation net sales for the three months ended July 31, 2015 were $485 million, an increase of 1 percent compared to the same period in the prior fiscal year. The increase in net sales was primarily due to solid growth in Gastro/Uro in the U.S. and Europe and growth in our Activa deep brain stimulation (DBS) systems for movement disorders, partially offset by unfavorable foreign currency translation. Our Pain Stim business showed slight improvement, driven by our RestoreSensor SureScan MRI system. The U.S. pain stim market showed signs of stabilization during the quarter, following three consecutive quarters of decline.
Surgical Technologies net sales for the three months ended July 31, 2015 were $420 million, an increase of 10 percent compared to the same period in the prior fiscal year. The increase in net sales was driven by strong growth in Advanced Energy and solid growth in Neurosurgery and ENT, partially offset by unfavorable foreign currency translation. Net sales growth was driven by strong growth the Aquamantys Transcollation and PEAK PlasmaBlade technologies, disposables, service revenue, and the O-arm imaging systems. In addition, Surgical Technologies continues to benefit from the adoption of new products, including the Straightshot M5 Microdebrider, Visualase, and NuVent sinus balloons, which were partially offset by the divestiture of our manual instruments product line, including MicroFrance instruments, during the third quarter of fiscal year 2015.
Neurovascular net sales for the three months ended July 31, 2015 were $138 million. The division contributed revenue from the strength of its Flow Diversion, Stents, and Access product lines, partially offset by unfavorable foreign currency translation. New products, such as our PipelineFlex device and Solitaire FR revascularization device, drove solid performance in Flow Diversion and Stents. The New England Journal of Medicine published several positive clinical trials on our Solitaire FR revascularization device earlier this year, resulting in continued customer adoption of the product. Use of the Solitaire FR revascularization and Pipeline Flex devices also resulted in increased sales of neurovascular access products.
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

•
Continued commercial integration in the Restorative Therapies group and market acceptance of our new integrated solutions through the Surgical Synergy program, which integrates our spinal implants and Surgical Technologies' imaging and navigation equipment.

•
Market acceptance and continued adoption of innovative new products, such as our recent Cervical product introductions, our CD Horizon Solera Voyager system, our ELEVATE expandable interbody cages, and our OLIF procedural solutions.

•
Continued pricing and competitive pressures on premium balloon kyphoplasty (BKP) within Interventional Spine. Though we remain focused on communicating the clinical and economic benefits for premium BKP, we expect pressure in several markets to continue. We believe opportunities for growth exist in the broader vertebral compression fracture (VCF) market, and continue to pursue the development of other therapies to treat more patients with VCF, including the recent U.S. launch of the Kyphon V vertebroplasty system.

•	Acceptance of Kanghui's broad portfolio of trauma, spine, and large-joint reconstruction products focused on the growing global value segment.

•	Adoption rates of stimulators and leads approved for full-body MRI scans to treat chronic pain in major markets around the world.

•
Continued acceptance of pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes.

•	Ongoing obligations under the consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system.

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe), and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device.

•	Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence.

•	Continued growth from Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and CRDM replacements.

•	Continued acceptance of the Neurosurgery StealthStation S7 and O-Arm Imaging Systems.

•
Continued acceptance and growth of intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

•	Acceptance of the recently launched NuVent sinus balloon, with built-in surgical EM navigation, used for chronic sinusitis to restore sinus drainage in a minimally invasive way.

•	Continued acceptance and growth in use of the Midas and ENT power systems.

•
Integration of Sophono, Inc. (Sophono), acquired in March 2015, a developer and manufacturer of minimally invasive, transcutaneous bone conduction hearing implants, into the Surgical Technologies division.

•
Acceptance of Neurovascular therapies, including the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

Diabetes Group
The Diabetes Group is composed of the Intensive Insulin Management (IIM), Non-Intensive Diabetes Therapies (NDT) and Diabetes Services & Solutions (DSS) divisions. The Diabetes Group products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three months ended July 31, 2015 were $445 million, an increase of 7 percent over the same period in the prior fiscal year. The Diabetes Group was favorably impacted by an additional selling week during the first quarter of fiscal year 2016. Net sales in the U.S. increased 13 percent for the three months ended July 31, 2015 compared to the same period in the prior fiscal year. The Diabetes Group's performance in the U.S. was driven by the ongoing U.S. launch of the MiniMed 530G System with Enlite sensor. Net sales in the international markets decreased 2 percent for the three months ended July 31, 2015 compared to the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2015 of $33 million compared to the same period in the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite sensor, and the ongoing launch in select markets of our next-generation MiniMed 640G System with the Enhanced Enlite sensor.

Looking ahead, we expect our Diabetes Group could be impacted by the following:

•	Increasing competition, potential risk of pricing pressures, reduction in reimbursement rates, and fluctuations in foreign currency.

•	Changes in medical reimbursement policies and programs. Continued acceptance and improved reimbursement of CGM technologies.

•	Continued acceptance from both physicians and patients of insulin-pump and CGM therapy.

•
Continued acceptance and future growth of the MiniMed 530G System, available in the U.S., which includes the insulin pump and Enlite sensor. This is the first system in the U.S. that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold.

•
Continued acceptance and future growth from our next-generation pump systems, the MiniMed 640G with predictive low-glucose management, which has launched in Europe and Australia, and the MiniMed 620G, the first integrated system customized for the Japanese market. The Company continues to make progress in bringing the 640G technology to the U.S. and plans to submit the premarket approval to the U.S. FDA in calendar year 2015.

•
Acceptance of MiniMed Connect, which allows users to view their insulin pump and CGM data on a smartphone and provides remote monitoring and text message notifications. The Company received U.S. FDA approval during the first quarter of fiscal 2016.

OPERATIONS BY MARKET GEOGRAPHY
The table below illustrates net sales by market geography for each of our operating segments for the three months ended July 31, 2015 and July 25, 2014:

	Three months ended July 31, 2015			Three months ended July 25, 2014
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$1,352	$830	$385	$1,019	$860	$375
Minimally Invasive Therapies Group	1,292	841	323	—	—	—
Restorative Therapies Group	1,224	386	196	1,072	390	141
Diabetes Group	274	140	31	242	143	31
Total	$4,142	$2,197	$935	$2,333	$1,393	$547
For the three months ended July 31, 2015, consolidated net sales in the U.S. increased 78 percent, non-U.S. developed markets increased 58 percent and emerging markets increased 71 percent as compared to the same period in the prior fiscal year. The growth in all markets was primarily driven by the addition of Minimally Invasive Therapies Group net sales totaling $2.456 billion. The growth in all markets was also favorably impacted by an additional selling week during the first quarter of fiscal year 2016. In addition, the increase in net sales in the U.S. was driven by strong growth in the Cardiac and Vascular Group and Diabetes Group, and solid growth in the Restorative Therapies Group, which was favorably impacted by the addition of the addition of the Neurovascular division. The increase in non-U.S. developed markets was partially offset by unfavorable foreign currency of $436 million for the three months ended July 31, 2015. The increase in emerging markets was also driven by strong growth in Restorative Therapies Group, partially offset by unfavorable foreign currency translation of $93 million for the three months ended July 31, 2015.
COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 31, 2015	July 25, 2014
Cost of products sold	33.8%	25.9%
Research and development expense	7.7	8.5
Selling, general, and administrative expense	33.7	35.2

Cost of Products Sold
Cost of products sold for the three months ended July 31, 2015 was $2.456 billion. For the three months ended July 31, 2015, cost of products sold as a percent of net sales increased 7.9 percentage points as compared to the same period in the prior fiscal year. The increase is primarily related to the acquisition of Covidien, which experiences higher costs of products sold as a percentage of net sales, as well as a $226 million charge during the first quarter of fiscal year 2016 related to amortization of the remaining Covidien inventory fair value adjustment.
Research and Development Expense
We have continued to invest in new technologies to drive future growth. Research and development expense for the three months ended July 31, 2015 was $558 million. Research and development expense increased $193 million compared to the same period in the prior fiscal year as we continue to innovate and develop new value-based offerings for the market. For the three months ended July 31, 2015, research and development expense as a percent of net sales decreased 0.8 of a percent point as compared to the same period in the prior fiscal year. The Company expects research and development expense as a percentage of net sales to continue to be in a range between 7 and 8 percent in fiscal year 2016.
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
Selling, General, and Administrative Expense
Selling, general, and administrative expense for the three months ended July 31, 2015 was $2.449 billion. For the three months ended July 31, 2015, selling, general, and administrative expense as a percent of net sales decreased 1.5 percentage points. This decrease was primarily driven by the realization of cost synergies from the Covidien acquisition, as well as continued execution on the legacy leverage initiatives of both Covidien and Medtronic.
The following is a summary of other costs and expenses:

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Restructuring charges, net	$67	$30
Acquisition-related items	71	41
Amortization of intangible assets	481	87
Other expense, net	61	51
Interest expense, net	191	5
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

We began our restructuring program related to the acquisition of Covidien, the cost synergies initiative, in the fourth quarter of fiscal year 2015. We anticipate approximately $850 million in cost synergies to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2016 and in future fiscal years as cost synergy initiatives are finalized. Restructuring charges are expected to be primarily related to employee termination costs and costs related to manufacturing/building site closures.

Currently, we have several initiative programs in various states of progress with total restructuring liabilities of $195 million at July 31, 2015. During the three months ended July 31, 2015, we incurred $67 million in restructuring charges related to the cost synergies initiative.

For additional information, see Note 4 to the current period's condensed consolidated financial statements.

Acquisition-Related Items
During the three months ended July 31, 2015 and July 25, 2014, we recorded acquisition-related items of $71 million and $41 million, respectively, primarily due to integration and transaction-related costs incurred in connection with the Covidien acquisition.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of customer-related, purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three months ended July 31, 2015 and July 25, 2014, amortization expense was $481 million and $87 million, respectively. The $394 million increase in amortization expense was primarily due to the acquisition of Covidien, which added $390 million in amortization expense, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and realized and unrealized derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three months ended July 31, 2015, other expense, net was $61 million as compared to $51 million for the same period in the prior fiscal year. The largest contributors to the year over year increase in other expense, net were increases in both the U.S. medical device excise tax and royalty expense due to the Covidien acquisition and an impairment charge on an equity investment. The increase in other expense, net was partially offset by a $73 million increase in net realized foreign currency gains. Total net realized foreign currency gains recorded in other expense, net was $64 million compared to a loss of $9 million in the same period in the prior year.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three months ended July 31, 2015, interest expense, net was $191 million as compared to $5 million for the same period of the prior fiscal year. The increase in interest expense, net during the three months ended July 31, 2015 was driven by an increase in interest expense related to an increase in total short-term and long-term borrowings primarily resulting from the Covidien acquisition. The increase in interest expense was partially offset by an increase in interest income due to higher investment balances.
INCOME TAXES

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Provision for income taxes	$120	$212
Effective tax rate	12.8%	19.6%
Non-GAAP Adjustments	5.3	0.5
Non-GAAP Nominal Tax Rate(1)	18.1%	20.1%

(1)
Non-GAAP Nominal Tax Rate is defined as the income tax provision as a percentage of income before income taxes, excluding Non-GAAP Adjustments, as defined in the "Financial Trends" section of this management's discussion and analysis. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

Our effective tax rate for the three months ended July 31, 2015 was 12.8 percent compared to 19.6 percent for the three months ended July 25, 2014. The change in our effective tax rate for the three months ended July 31, 2015 was primarily due to the impact of restructuring charges, net, acquisition-related items, and the other effects of the acquisition of Covidien.
Our Non-GAAP Nominal Tax Rate for the three months ended July 31, 2015 was 18.1 percent compared to 20.1 percent for the three months ended July 25, 2014. The change in our Non-GAAP Nominal Tax Rate was primarily due to the impact from the

Transactions. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 31, 2015 of approximately $18 million.
See Notes 11 and 16 to the current period's condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	July 31, 2015	April 24, 2015
Working capital	$21,487	$21,671
Current ratio*	3.8:1.0	3.4:1.0
Cash, cash equivalents, and current investments	$17,982	$19,480
Less: Short-term borrowings and long-term debt	35,559	36,186
Net cash position**	$(17,577)	$(16,706)
Total shareholders' equity	$52,809	$53,230
Debt-to-total capital ratio ***	40%	40%

*	Current ratio is the ratio of current assets to current liabilities.
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
As of July 31, 2015, we believe our balance sheet and liquidity provide us with flexibility for the future. We believe our existing cash and investments, as well as our $3.500 billion revolving credit facility, and related $3.500 billion commercial paper program ($425 million commercial paper was outstanding as of July 31, 2015), will satisfy our foreseeable working capital requirements for at least the next 12 months.  We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. From time to time, we also may consider repayments, redemptions or repurchases for cash of our outstanding indebtedness, by means of one or more tender offers or otherwise.
See Notes 7 and 18 to the current period’s condensed consolidated financial statements for additional information regarding the Company's long-term debt and related guarantees.

Rating at (1)
	July 31, 2015	April 24, 2015
Standard & Poor's (S&P) Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service (Moody's)
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's (S&P) Ratings Services' and Moody's Investors Service long-term debt rating and short-term debt rating at July 31, 2015 were unchanged as compared to the ratings at April 24, 2015. We do not expect the Moody's and S&P Ratings Services' ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, our $3.500 billion revolving credit facility and related $3.500 billion commercial paper program discussed above and within the “Debt and Capital” section of this management’s discussion and analysis.
Our net cash position as of July 31, 2015, as defined above, decreased by $871 million as compared to April 24, 2015.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows.

Note 16 to the current period’s condensed consolidated financial statements provides information regarding amounts we have accrued related to significant commitments and contingencies. In accordance with U.S. GAAP, we record a liability in our condensed consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated.
As of July 31, 2015 and April 24, 2015, approximately $17.0 billion and $17.7 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries.  As we continue to focus on goals to grow our business globally, and emerging markets continue to be a significant driver of this growth, this has resulted in us permanently reinvesting our non-U.S. cash in our non-U.S. subsidiaries. If the portion of these funds held by U.S. controlled non-U.S. subsidiaries were repatriated to the U.S., the amounts would generally be subject to U.S. tax. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs. However, from time to time we evaluate our legal entity structure supporting our business operations.  To the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings continue to experience reduced liquidity due to low investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For the three months ended July 31, 2015, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of cost. As of July 31, 2015, we had $298 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $15.027 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.
SUMMARY OF CASH FLOWS

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Cash provided by (used in):
Operating activities	$816	$310
Investing activities	(986)	(6)
Financing activities	(1,744)	(355)
Effect of exchange rate changes on cash and cash equivalents	50	(16)
Net change in cash and cash equivalents	$(1,864)	$(67)
Operating Activities
Our net cash provided by operating activities was $816 million for the three months ended July 31, 2015 compared to $310 million for the three months ended July 25, 2014. The $506 million increase in net cash provided by operating activities was primarily attributable to the $750 million settlement payment made to Edwards in May 2014.
Investing Activities
Our net cash used in investing activities was $986 million for the three months ended July 31, 2015 compared to $6 million for the three months ended July 25, 2014. The $980 million increase in net cash used in investing activities during the three months ended July 31, 2015 was primarily attributable to increased net purchases of marketable securities compared to the same period in the prior fiscal year.

Financing Activities
Our net cash used in financing activities was $1.744 billion for the three months ended July 31, 2015 compared to $355 million used in financing activities for the three months ended July 25, 2014. The $1.389 billion increase in net cash used in financing activities was primarily attributable to payments of maturing long-term debt and lower levels of short-term borrowings compared to the same period in the prior year.
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

	Three months ended
(in millions)	July 31, 2015	July 25, 2014
Net cash provided by operating activities	$816	$310
Net cash used in investing activities	(986)	(6)
Net cash used in financing activities	(1,744)	(355)

Net cash provided by operating activities	816	310
Additions to property, plant, and equipment	(224)	(109)
Free cash flow	$592	$201

Dividends to shareholders	538	304
Repurchase of ordinary shares	750	1,065
Issuances of ordinary shares	(98)	(154)
Return to shareholders	$1,190	$1,215
To solidify our commitment to our shareholders, we anticipate returning 50 percent of our free cash flow to shareholders during fiscal year 2016.
DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 40 percent as of July 31, 2015 and April 24, 2015.
Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In January 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the adoption of the existing Medtronic, Inc. share redemption program, which had 29.7 million shares remaining as of April 24, 2015. Also, in June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of an additional 80 million of the Company's ordinary shares.
During the three months ended July 31, 2015, we repurchased approximately 9.9 million shares, respectively, at an average price per share of $75.20. As of July 31, 2015, we had approximately 99.7 million shares remaining under share repurchase programs authorized by our Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of July 31, 2015, was $1.850 billion compared to $2.434 billion as of April 24, 2015. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of July 31, 2015 was $33.709 billion compared to $33.752 billion as of April 24, 2015.
For more information on our financing arrangements, see Note 7 to the current period’s condensed consolidated financial statements.

Credit Arrangements
As of July 31, 2015, we maintained a commercial paper program that allowed us to have a maximum of $3.500 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 31, 2015, the Company had $425 million of commercial paper outstanding. No amount of commercial paper was outstanding as of April 24, 2015. During the three months ended July 31, 2015, the weighted average original maturity of the commercial paper outstanding was approximately 37 days and the weighted average interest rate was 0.33 percent. The issuance of commercial paper reduced the amount of credit available under our revolving credit facility.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this management discussion and analysis, Note 7 to the current period’s condensed consolidated financial statements, and Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, our expected returns to shareholders, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity shortfalls, decreasing prices and pricing pressure, changes in applicable tax rates, positions taken by taxing authorities, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to achieve the intended benefits of the Covidien and other acquisitions or disruption of our current plans and operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 24, 2015. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 24, 2015. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
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

The gross notional amount of all currency exchange rate derivative instruments outstanding at July 31, 2015 and April 24, 2015 was $9.240 billion and $9.782 billion, respectively. At July 31, 2015, these contracts were in an unrealized gain position of $454 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at July 31, 2015 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $637 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of July 31, 2015, indicates that the fair value of these instruments would correspondingly change by $87 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, see the “Liquidity and Capital Resources” section of the current period’s management’s discussion and analysis. For additional discussion of market risk, see Notes 5 and 8 to the current period’s condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, on January 26, 2015, the Company completed the acquisition of Covidien plc. As a result, in its Annual Report on Form 10-K for the period ending April 24, 2015 management excluded Covidien from its assessment of internal control over financial reporting. Management is in the process of documenting and testing Covidien’s internal controls over financial reporting, and will incorporate Covidien into its annual assessment of internal control over financial reporting for its fiscal year ending April 29, 2016. Covidien is a wholly-owned subsidiary whose total assets and total revenues represent 8 percent and 37 percent, respectively, of the related condensed consolidated financial statement amounts as of and for the three months ended July 31, 2015.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 16 to the current period’s condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
4/25/2015-5/29/2015	3,298,219	$75.80	3,298,219	26,360,131
5/30/2015-7/3/2015	3,297,606	75.82	3,297,606	103,062,525
7/4/2015-7/31/2015	3,378,514	74.02	3,378,514	99,684,011
Total	9,974,339	$75.20	9,974,339	99,684,011

(1)
In January 2015, the Company's Board of Directors authorized the adoption of the existing Medtronic, Inc. share redemption program, which had 29.7 million shares remaining as of April 24, 2015. In June 2015, the Company’s Board of Directors authorized the repurchase of an additional 80 million of the Company’s ordinary shares. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	September 9, 2015	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	September 9, 2015	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer