Form 10-Q
period 2015-10-30
Medtronic plc
filed 2015-12-09
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 30, 2015
Commission File Number 001-36820

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive offices) (Zip Code)
+353 1 438-1700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes x No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer x	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No x
As of December 3, 2015, 1,406,155,722 ordinary shares, par value $0.0001, 40,000 Euro deferred shares, par value €1.00, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
	(in millions, except per share data)
Net sales	$7,058	$4,366	$14,332	$8,639

Costs and expenses:
Cost of products sold	2,182	1,142	4,638	2,247
Research and development expense	545	374	1,103	739
Selling, general, and administrative expense	2,343	1,507	4,792	3,013
Special charges	—	100	—	100
Restructuring charges, net	73	—	140	30
Certain litigation charges	26	—	26	—
Acquisition-related items	49	61	120	102
Amortization of intangible assets	483	89	964	176
Other expense, net	57	63	118	114
Operating profit	1,300	1,030	2,431	2,118

Interest income	(107)	(86)	(222)	(178)
Interest expense	324	94	630	191
Interest expense, net	217	8	408	13
Income from operations before income taxes	1,083	1,022	2,023	2,105

Provision for income taxes	563	194	683	406

Net income	$520	$828	$1,340	$1,699

Basic earnings per share	$0.37	$0.84	$0.95	$1.72

Diluted earnings per share	$0.36	$0.83	$0.94	$1.70

Basic weighted average shares outstanding	1,412.9	981.9	1,415.6	987.5

Diluted weighted average shares outstanding	1,428.8	993.0	1,432.7	999.4

Cash dividends declared per ordinary share	$0.380	$0.305	$0.760	$0.610
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
	(in millions)
Net income	$520	$828	$1,340	$1,699

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(41), $(19), $(115), and $13, respectively	(76)	(34)	(207)	20
Translation adjustment	(33)	(130)	(59)	(129)
Net change in retirement obligations, net of tax expense of $10, $6, $20, and $12, respectively	22	25	35	42
Unrealized (loss) gain on derivatives, net of tax (benefit) expense of $(13), $68, $(33), and $89, respectively	(28)	121	(56)	158

Other comprehensive (loss) income	(115)	(18)	(287)	91

Comprehensive income	$405	$810	$1,053	$1,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 30, 2015	April 24, 2015
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,378	$4,843
Investments	14,851	14,637
Accounts receivable, less allowances of $158 and $144, respectively	5,044	5,112
Inventories	3,516	3,463
Tax assets	1,619	1,335
Prepaid expenses and other current assets	1,315	1,454
Total current assets	28,723	30,844

Property, plant, and equipment	9,215	8,863
Accumulated depreciation	(4,537)	(4,164)
Property, plant, and equipment, net	4,678	4,699
Goodwill	41,274	40,530
Other intangible assets, net	27,731	28,101
Long-term tax assets	825	774
Other assets	1,714	1,737
Total assets	$104,945	$106,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,158	$2,434
Accounts payable	1,447	1,610
Accrued compensation	1,389	1,611
Accrued income taxes	533	935
Deferred tax liabilities	142	119
Other accrued expenses	2,457	2,464
Total current liabilities	8,126	9,173

Long-term debt	33,690	33,752
Long-term accrued compensation and retirement benefits	1,577	1,535
Long-term accrued income taxes	2,771	2,476
Long-term deferred tax liabilities	4,766	4,700
Other long-term liabilities	1,746	1,819
Total liabilities	52,676	53,455

Commitments and contingencies (Notes 3 and 16)

Shareholders’ equity:
Ordinary shares— par value $0.0001	—	—
Retained earnings	53,740	54,414
Accumulated other comprehensive loss	(1,471)	(1,184)
Total shareholders’ equity	52,269	53,230
Total liabilities and shareholders’ equity	$104,945	$106,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	October 30, 2015	October 24, 2014
	(in millions)
Operating Activities:
Net income	$1,340	$1,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	423
Acquisition-related items	222	6
Provision for doubtful accounts	30	17
Deferred income taxes	(274)	(61)
Stock-based compensation	209	82
Other, net	(70)	(8)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1)	(64)
Inventories	(326)	(170)
Accounts payable and accrued liabilities	(369)	26
Other operating assets and liabilities	73	73
Certain litigation charges	26	—
Certain litigation payments	(162)	(800)
Net cash provided by operating activities	2,095	1,223
Investing Activities:
Acquisitions, net of cash acquired	(997)	(578)
Additions to property, plant, and equipment	(446)	(210)
Purchases of marketable securities	(3,370)	(3,024)
Sales and maturities of marketable securities	2,752	2,665
Other investing activities, net	(13)	(6)
Net cash used in investing activities	(2,074)	(1,153)
Financing Activities:
Acquisition-related contingent consideration	(19)	(5)
Change in short-term borrowings, net	1,277	1,611
Proceeds from short-term borrowings (maturities greater than 90 days)	48	150
Payments on long-term debt	(1,608)	(7)
Dividends to shareholders	(1,075)	(602)
Issuance of ordinary shares	263	312
Repurchase of ordinary shares	(1,460)	(1,620)
Other financing activities, net	49	34
Net cash used in financing activities	(2,525)	(127)
Effect of exchange rate changes on cash and cash equivalents	39	(59)
Net change in cash and cash equivalents	(2,465)	(116)
Cash and cash equivalents at beginning of period	4,843	1,403
Cash and cash equivalents at end of period	$2,378	$1,287
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,021	$357
Interest	652	250
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
The Company’s fiscal years 2016, 2015, and 2014 will end or ended on April 29, 2016, April 24, 2015, and April 25, 2014, respectively. Fiscal year 2016 is a 53-week year, and the extra week occurred during the first quarter.
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first two quarters of fiscal years 2016 and 2015. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the companies acquired were recorded and consolidated as of the acquisition date at their respective fair values. Unless otherwise disclosed, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three and six months ended October 30, 2015 or October 24, 2014. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of income since the date each company was acquired.
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
Covidien is a global leader in the development, manufacture, and sale of healthcare products for use in clinical and home settings. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group, and Restorative Therapies Group segments.
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
During the six months ended October 30, 2015, the Company made opening balance sheet adjustments to update estimates primarily related to other current assets, intangible assets, goodwill, certain property values, other current liabilities, and the related deferred tax impacts. The largest opening balance sheet adjustment related to a $121 million receivable as a result of the settlement reached with C.R. Bard, Inc. (Bard) related to the Company's pelvic mesh litigation. For additional information on the Company's pelvic mesh litigation, see Note 16 to the condensed consolidated financial statements. The fair value of assets acquired and liabilities assumed continues to be evaluated. Management is still in the process of verifying and finalizing information related to the valuation and recording of long-lived assets, contingencies, tax accounts, and the resulting effects on the value of goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional opening balance sheet adjustments will be recorded. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the opening balance sheet will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Transactions are as follows:

(estimated in millions)	January 26, 2015 (as previously reported)	Adjustments	January 26, 2015 (as adjusted)
Accounts receivable	$1,349	$—	$1,349
Inventories	2,222	(1)	2,221
Other current assets	2,949	185	3,134
Property, plant, and equipment	2,354	(21)	2,333
Goodwill	29,586	22	29,608
Intangible assets	26,265	(71)	26,194
Other assets	747	24	771
Total assets acquired	65,472	138	65,610

Short-term borrowings	1,011	—	1,011
Other current liabilities	2,331	87	2,418
Long-term debt	4,623	—	4,623
Long-term deferred tax liabilities	4,736	73	4,809
Other long-term liabilities	2,783	(22)	2,761
Total liabilities assumed	15,484	138	15,622
Net assets acquired	$49,988	$—	$49,988
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal Year 2016
The fair values of the assets acquired and liabilities assumed during the six months ended October 30, 2015 are as follows:

(in millions)	Twelve, Inc.	RF Surgical Systems, Inc.	Medina Medical	All Other	Total
Other current assets	$60	$43	$11	$33	$147
Property, plant, and equipment	—	3	—	4	7
IPR&D	192	—	122	108	422
Other intangible assets	—	115	—	120	235
Goodwill	301	132	126	170	729
Other assets	—	2	—	6	8
Total assets acquired	553	295	259	441	1,548

Current liabilities	37	28	6	17	88
Long-term deferred tax liabilities, net	44	27	34	29	134
Other liabilities	—	—	—	2	2
Total liabilities assumed	81	55	40	48	224
Net assets acquired	$472	$240	$219	$393	$1,324
Twelve, Inc.
On October 2, 2015, the Company's Coronary & Structural Heart division acquired Twelve, Inc. (Twelve), a privately-held medical device company focused on the development of a transcatheter mitral valve replacement device. Total consideration for the transaction was approximately $472 million, which included an upfront payment of $428 million and the estimated fair value of product development-based contingent consideration of $44 million. Based upon a preliminary acquisition valuation, the Company acquired $192 million of IPR&D and $301 million of goodwill. The acquired goodwill is not deductible for tax purposes.
RF Surgical Systems, Inc.
On August 11, 2015, the Company's Surgical Solutions division acquired RF Surgical Systems, Inc. (RF Surgical), a medical device company focused on the detection and prevention of retained surgical sponges. Total consideration for the transaction was approximately $240 million. Based upon a preliminary acquisition valuation, the Company acquired $68 million of technology-based intangible assets, $47 million of customer-related intangible assets, with estimated useful lives of 18 and 15 years, respectively, and $132 million of goodwill. The acquired goodwill is not deductible for tax purposes.
Medina Medical
On August 31, 2015, the Company's Neurovascular division acquired Medina Medical (Medina), a privately-held medical device company focused on commercializing treatments for vascular abnormalities of the brain, including cerebral aneurysms. Total consideration for the transaction was approximately $219 million, which includes an upfront payment of $155 million and the estimated fair value of revenue-based and product development-based contingent consideration of $64 million. Medtronic had previously invested in Medina and held an 11 percent ownership position. Net of this ownership position, the transaction value was approximately $195 million. Based upon a preliminary acquisition valuation, the Company acquired $122 million of IPR&D and $126 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisitions of Twelve, RF Surgical, and Medina and all other acquisitions as business combinations using the acquisition method of accounting.
Acquisition-Related Items
During the three and six months ended October 30, 2015, the Company recorded acquisition-related items of $49 million and $120 million, respectively, primarily due to integration related costs incurred in connection with the Covidien acquisition, partially offset by income related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal Year 2015
The fair values of the assets acquired and liabilities assumed from acquisitions during fiscal year 2015, other than the Covidien acquisition, are as follows:

(in millions)	NGC Medical S.p.A.	Sapiens Steering Brain Stimulation	All Other	Total
Other current assets	$55	$3	$12	$70
Property, plant, and equipment	15	1	2	18
IPR&D	—	30	41	71
Other intangible assets	159	—	157	316
Goodwill	197	170	106	473
Other assets	3	3	49	55
Total assets acquired	429	207	367	1,003

Current liabilities	34	4	6	44
Long-term deferred tax liabilities, net	51	—	66	117
Other liabilities	4	—	—	4
Total liabilities assumed	89	4	72	165
Net assets acquired	$340	$203	$295	$838
The Company accounted for the acquisitions above as business combinations using the acquisition method of accounting.
Other Acquisitions and Acquisition-Related Items
During the three and six months ended October 24, 2014, the Company recorded acquisition-related items of $61 million and $102 million, respectively, primarily due to costs incurred in connection with the Covidien acquisition.
Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. For business combinations or purchases of intellectual property prior to April 24, 2009, the estimated maximum amount of undiscounted future contingent consideration payments that the Company expected to make was approximately $191 million at October 30, 2015. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2016 and thereafter.
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Fair Value at
($ in millions)	October 30, 2015	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 27.2%
Revenue-based payments	$203	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2016 - 2025
			Discount rate	0.6% - 5.5%
Product development-based payments	$165	Discounted cash flow	Probability of payment	15% - 100%
			Projected fiscal year of payment	2016 - 2020
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of October 30, 2015 and April 24, 2015, was $368 million and $264 million, respectively. As of October 30, 2015, $313 million was reflected in other long-term liabilities and $55 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 24, 2015, $242 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Beginning Balance	$291	$87	$264	$68
Purchase price contingent consideration	109	—	135	23
Contingent consideration payments	(17)	—	(20)	(5)
Change in fair value of contingent consideration	(15)	4	(11)	5
Ending Balance	$368	$91	$368	$91
Note 4 – Special Charges and Certain Litigation Charges
Special Charges
During the three and six months ended October 30, 2015, there were no special charges.
During the three and six months ended October 24, 2014, continuing the Company's commitment to improving the health of people and communities throughout the world, the Company made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
Certain Litigation Charges
The Company classifies material litigation reserves and gains recognized as certain litigation charges. During the three and six months ended October 30, 2015, we recorded certain litigation charges of $26 million, which relates to probable and reasonably estimable INFUSE product liability litigation.
During the three and six months ended October 24, 2014, there were no certain litigation charges.
Note 5 – Restructuring Charges, Net
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the second quarter of fiscal year 2016, the Company recorded an $86 million restructuring charge in connection with the cost synergies initiative, which consisted primarily of employee termination costs of $64 million, asset write-downs of $10 million, and other related costs of $12 million. In the fourth quarter of fiscal year 2015, the Company recorded a $248 million restructuring charge, which consisted of employee termination costs of $213 million, asset write-downs of $28 million, contract termination costs of $6 million, and other related costs of $1 million. Of the $28 million of asset write-downs, $15 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of income. In the first quarter of fiscal year 2016, the Company recorded a $67 million restructuring charge in connection with the cost synergies initiative, which consisted primarily of employee termination costs of $52 million and other related costs of $15 million. Restructuring accruals resulting from quarterly restructuring charges incurred within the cost synergies initiative are scheduled to be substantially complete within one year from the quarter the restructuring charge was initially incurred.
As a result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies, the Company recorded a $13 million reversal of excess restructuring reserves in the second quarter of fiscal year 2016.
As part of the cost synergies initiative, the Company recorded a $10 million impairment of property, plant, and equipment during the three and six months ended October 30, 2015. The Company did not record any significant impairments of property, plant, and equipment during the three months ended October 24, 2014. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $9 million during the six months ended October 24, 2014.
A summary of the activity related to the cost synergies initiative is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 24, 2015	$136	$—	$7	$143
Restructuring charges	52	—	15	67
Payments/write-downs	(76)	—	(7)	(83)
Balance as of July 31, 2015	$112	$—	$15	$127
Restructuring charges	64	10	12	86
Payments/write-downs	(28)	(10)	(6)	(44)
Reversal of excess accrual	(13)	—	—	(13)
Balance as of October 30, 2015	$135	$—	$21	$156
Covidien Initiative
Covidien's pre-acquisition restructuring program is designed to improve legacy Covidien's cost structure. The program consists of reducing corporate expenses, expanding shared services, consolidating manufacturing locations, and optimizing distribution centers. The Covidien restructuring initiative is scheduled to be substantially complete by the end of fiscal year 2018.
At the Acquisition Date, the Company reserved $103 million in connection with the Covidien initiative, which consisted of employee termination costs of $76 million and other costs of $27 million. In the fourth quarter of fiscal year 2015, the Company recorded a reversal of excess restructuring reserves related to the Covidien initiative of $5 million. The reversals were primarily the result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies.
A summary of the activity related to the Covidien initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 24, 2015	$61	$17	$78
Payments	(13)	(5)	(18)
Balance as of July 31, 2015	$48	$12	$60
Payments	(8)	(6)	(14)
Balance as of October 30, 2015	$40	$6	$46

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Financial Instruments
The Company holds investments consisting primarily of marketable debt and equity securities. The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt and equity securities that are classified and accounted for as trading and available-for-sale and are measured on a recurring basis. Further, we also hold cost or equity method investments which are measured at fair value on a nonrecurring basis.
The following table summarizes the Company's investments by significant investment categories and the related condensed consolidated balance sheets presentation at October 30, 2015:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities
Level 1:
U.S. government and agency securities	$1,696	$7	$(4)	$1,699	$1,699	$—
Marketable equity securities	79	23	(3)	99	—	99
Total Level 1	1,775	30	(7)	1,798	1,699	99
Level 2:
Corporate debt securities	6,618	50	(56)	6,612	6,612	—
U.S. government and agency securities	1,537	3	(3)	1,537	1,537	—
Mortgage-backed securities	1,466	14	(14)	1,466	1,466	—
Foreign government and agency securities	65	—	—	65	65	—
Certificates of deposit	47	—	—	47	47	—
Other asset-backed securities	510	2	—	512	512	—
Debt funds	3,148	6	(322)	2,832	2,832	—
Total Level 2	13,391	75	(395)	13,071	13,071	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	109	—	(7)	102	—	102
Total Level 3	110	—	(7)	103	—	103
Total available-for-sale securities	15,276	105	(409)	14,972	14,770	202
Trading securities:
Level 1:
Exchange-traded funds	65	16	—	81	81	—
Total Level 1:	65	16	—	81	81	—
Total trading securities	65	16	—	81	81	—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	484	—	—	N/A	—	484
Total Level 3:	484	—	—	N/A	—	484
Total cost method, equity method, and other investments	484	—	—	N/A	—	484
Total investments	$15,825	$121	$(409)	$15,053	$14,851	$686

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's investments by significant investment categories and the related condensed consolidated balance sheets presentation at April 24, 2015:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$1,525	$17	$(1)	$1,541	$1,541	$—
Marketable equity securities	64	35	(19)	80	—	80
Total Level 1	1,589	52	(20)	1,621	1,541	80
Level 2:
Corporate debt securities	6,282	105	(10)	6,377	6,377	—
U.S. government and agency securities	1,597	4	(3)	1,598	1,598	—
Mortgage-backed securities	1,462	22	(6)	1,478	1,478	—
Foreign government and agency securities	85	—	—	85	85	—
Certificates of deposit	44	—	—	44	44	—
Other asset-backed securities	504	3	—	507	507	—
Debt funds	3,061	19	(150)	2,930	2,930	—
Total Level 2	13,035	153	(169)	13,019	13,019	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	109	—	(4)	105	—	105
Total Level 3	110	—	(4)	106	—	106
Total available-for-sale securities	14,734	205	(193)	14,746	14,560	186
Trading securities:
Level 1:
Exchange-traded funds	58	19	—	77	77	—
Total Level 1	58	19	—	77	77	—
Total trading securities	58	19	—	77	77	—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	520	—	—	N/A	—	520
Total Level 3	520	—	—	N/A	—	520
Total cost method, equity method, and other investments	520	—	—	N/A	—	520
Total investments	$15,312	$224	$(193)	$14,823	$14,637	$706

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marketable Debt and Equity Securities:
The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of October 30, 2015 and April 24, 2015:

	October 30, 2015
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,932	$(50)	$183	$(6)
Auction rate securities	—	—	102	(7)
Mortgage-backed securities	622	(10)	225	(4)
U.S. government and agency securities	1,146	(5)	142	(2)
Debt funds	1,190	(93)	1,128	(229)
Marketable equity securities	26	(3)	—	—
Total	$5,916	$(161)	$1,780	$(248)

	April 24, 2015
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$944	$(9)	$34	$(1)
Auction rate securities	—	—	105	(4)
Mortgage-backed securities	346	(3)	206	(3)
U.S. government and agency securities	356	(1)	267	(3)
Debt funds	1,291	(109)	559	(41)
Marketable equity securities	4	(19)	—	—
Total	$2,941	$(141)	$1,171	$(52)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of October 30, 2015:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended October 30, 2015 or October 24, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Three months ended October 30, 2015
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of July 31, 2015	$103	$1	$102
Total unrealized gains included in other comprehensive income	—	—	—
Balance as of October 30, 2015	$103	$1	$102

Three months ended October 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of July 25, 2014	$108	$9	$99
Total unrealized gains included in other comprehensive income	—	—	—
Balance as of October 24, 2014	$108	$9	$99

Six months ended October 30, 2015
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of April 24, 2015	$106	$1	$105
Total unrealized losses included in other comprehensive income	(3)	—	(3)
Balance as of October 30, 2015	$103	$1	$102

Six months ended October 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of April 24, 2014	$106	$9	$97
Total unrealized gains included in other comprehensive income	2	—	2
Balance as of October 24, 2014	$108	$9	$99
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	October 30, 2015		October 24, 2014
(in millions)	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b) (d)
Proceeds from sales	$1,481	$5	$806	$7
Gross realized gains	4	20	4	39
Gross realized losses	(7)	—	(2)	—
Impairment losses recognized	—	(19)	—	(20)

	Six months ended
	October 30, 2015		October 24, 2014
(in millions)	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b) (e)
Proceeds from sales	$2,718	$34	$2,636	$29
Gross realized gains	9	32	16	58
Gross realized losses	(12)	—	(5)	—
Impairment losses recognized	—	(42)	—	(20)

(a)	Includes available-for-sale debt securities.

(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c)
As a result of certain acquisitions that occurred during the three and six months ended October 30, 2015, the Company recognized a non-cash realized gain of $9 million on its previously-held minority investment included in other expense, net on the condensed consolidated statement of income.

(d)
As a result of certain acquisitions that occurred during the three months ended October 24, 2014, the Company recognized a non-cash realized gain of $35 million on its previously-held minority investment included in other expense, net on the condensed consolidated statement of income.

(e)
As a result of certain acquisitions that occurred during the six months ended October 24, 2014, the Company recognized a non-cash realized gain of $41 million on its previously-held minority investments included in other expense, net on the condensed consolidated statement of income.

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
As of October 30, 2015 and April 24, 2015, the credit loss portion of other-than temporary impairments on debt securities were not significant. The total reductions for available-for-sale debt securities sold during the three and six months ended October 30, 2015 and October 24, 2014 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 30, 2015 and October 24, 2014 were not significant.
The October 30, 2015 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 30, 2015
Due in one year or less	$2,245
Due after one year through five years	6,314
Due after five years through ten years	3,197
Due after ten years	285
Total	$12,041
The Company holds investments in marketable equity securities, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $99 million and $80 million as of October 30, 2015 and April 24, 2015, respectively. The Company did not record any significant impairment charges related to marketable equity securities during the three months ended October 30, 2015. During the six months ended October 30, 2015, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million in impairment charges for the six months ended October 30, 2015, which were recorded within other expense, net in the condensed consolidated statements of income. During the three and six months ended October 24, 2014, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million in impairment charges for the three and six months ended October 24, 2014, which were recorded in other expense, net in the condensed consolidated statements of income.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. As of October 30, 2015 and April 24, 2015, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $484 million and $520 million, respectively. These cost or equity method investments are measured at fair value on a nonrecurring basis. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and six months ended October 30, 2015, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $19 million and $21 million in impairment charges during the three and six months ended October 30, 2015, respectively, which were recorded in other expense, net in the condensed consolidated statements of income. During the three and six months ended October 24, 2014, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $13 million in impairment charges during the three and six months ended October 24, 2014, which were recorded in other expense, net in the condensed consolidated statements of income. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
Note 7 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.500 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. Commercial paper amounts outstanding as of October 30, 2015 totaled $1.307 billion. No amounts were outstanding as of April 24, 2015. During the three and six months ended October 30, 2015, the weighted average original maturity of the commercial paper outstanding was approximately 47 days and 45 days, respectively, and the weighted average interest rate was 0.44 percent and 0.42 percent, respectively. The issuance of commercial paper proportionately reduced the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.500 billion five year credit facility (Credit Facility) which provides back up funding for the commercial paper program described above. As of October 30, 2015 and April 24, 2015, no amounts were outstanding.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remained in compliance with as of October 30, 2015.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of October 30, 2015	Payable as of April 24, 2015
Floating rate three-year 2014 senior notes	2017	$250	$250
0.875 percent three-year 2014 senior notes	2017	250	250
6.000 percent ten-year 2008 CIFSA senior notes	2018	1,150	1,150
1.500 percent three-year 2015 senior notes	2018	1,000	1,000
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.200 percent ten-year 2010 CIFSA senior notes	2020	600	600
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.200 percent ten-year 2012 CIFSA senior notes	2022	650	650
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
2.950 percent ten-year 2013 CIFSA senior notes	2023	750	750
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
4.375 percent twenty-year 2015 senior notes	2035	2,500	2,500
6.550 percent thirty-year 2007 CIFSA senior notes	2037	850	850
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,000	4,000
Three-year term loan	2018	3,000	3,000
Interest rate swaps (Note 8)	2017 - 2022	72	79
Deferred gains from interest rate swap terminations, net	-	—	3
Capital lease obligations	2017 - 2025	121	129
Bank borrowings	2021	32	17
Debt premium	2017 - 2045	440	499
Total Long-Term Debt		$33,690	$33,752
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as senior notes in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of October 30, 2015. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company, and to fund the acquisition of Covidien in fiscal year 2015. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Not Measured at Fair Value
As of October 30, 2015, the total estimated fair value of the Company’s long-term debt, including the short-term portion, was $31.913 billion compared to a principal value of $30.525 billion; as of April 24, 2015, the total estimated fair value was $34.637 billion compared to a principal value of $32.125 billion. The fair value was estimated using quoted market prices for the publicly registered senior notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 30, 2015 and April 24, 2015 was $10.086 billion and $9.782 billion, respectively. The aggregate currency exchange rate gains for the three and six months ended October 30, 2015 were $55 million and $98 million, respectively. The aggregate currency exchange rate gains for the three and six months ended October 24, 2014 were $14 million and $2 million, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at October 30, 2015 and April 24, 2015, was $3.653 billion and $4.713 billion, respectively.
The amount and location of the gains (losses) in the condensed consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three and six months ended October 30, 2015 and October 24, 2014 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	October 30, 2015	October 24, 2014
Foreign currency exchange rate contracts gains (losses)	Other expense, net	$(4)	$73

(in millions)		Six months ended
Derivatives Not Designated as Hedging Instruments	Location	October 30, 2015	October 24, 2014
Foreign currency exchange rate contracts gains (losses)	Other expense, net	$16	$49

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of foreign currency cash flow hedges were recognized in earnings during the three or six months ended October 30, 2015 or October 24, 2014. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three or six months ended October 30, 2015 or October 24, 2014. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 30, 2015 and April 24, 2015, were $6.433 billion and $5.069 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the condensed consolidated statements of income and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended October 30, 2015 and October 24, 2014 are as follows:

Three months ended October 30, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$17	Other expense, net	$89
		Cost of products sold	(15)
Total	$17		$74
Three months ended October 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$229	Other expense, net	$20
		Cost of products sold	1
Total	$229		$21
Six months ended October 30, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$3	Other expense, net	$184
		Cost of products sold	(36)
Total	$3		$148
Six months ended October 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$291	Other expense, net	$21
		Cost of products sold	(2)
Total	$291		$19
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in earnings during the three or six months ended October 30, 2015 or October 24, 2014. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three or six months ended October 30, 2015 or October 24, 2014. During the second quarter of fiscal year 2016, the Company terminated forward starting interest rate derivatives with a consolidated notional amount of $500 million, which were previously entered into in advance of a planned debt issuance that is no longer expected post the Internal Reorganization defined in Note 11 to the condensed consolidated financial statements. Upon termination, these swaps were in a net liability position, resulting in a cash payment of $45 million. As of October 30, 2015, the Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed-rate of 3.10 percent in anticipation of planned debt issuances in fiscal year 2017.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended October 30, 2015, the Company reclassified $3 million and $6 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
For the three and six months ended October 24, 2014, the Company reclassified $2 million and $4 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The unrealized losses on outstanding forward starting interest rate swap derivative instruments as of October 30, 2015 and April 24, 2015 were $27 million and $71 million, respectively. Unrealized losses on outstanding forward starting interest rate swap derivative instruments were recorded in other long-term liabilities, with the offset recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of October 30, 2015 and April 24, 2015, the Company had $154 million and $210 million, respectively, in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $166 million of after-tax net unrealized gains as of October 30, 2015 will be reclassified into the condensed consolidated statements of income over the next 12 months.
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
As of both October 30, 2015 and April 24, 2015, the Company had interest rate swaps in gross notional amounts of $1.425 billion and $2.025 billion, respectively, designated as fair value hedges of underlying fixed-rate senior note obligations. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015.
The market value of outstanding interest rate swap agreements was a net $47 million unrealized gain, and the market value of the hedged item was a net $47 million unrealized loss at October 30, 2015, which were recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings in the condensed consolidated balance sheets. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three or six months ended October 30, 2015 or October 24, 2014.
During the three and six months ended October 30, 2015 and October 24, 2014, the Company did not have any significant ineffective fair value hedging instruments. In addition, the Company did not recognize any significant gains or losses during the three or six months ended October 30, 2015 or October 24, 2014 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of October 30, 2015 and April 24, 2015. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not and are further segregated by type of contract within those two categories.

October 30, 2015
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$2	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	286	Other accrued expenses	18
Interest rate contracts	Other assets	72	Other long-term liabilities	72
Foreign currency exchange rate contracts	Other assets	89	Other long-term liabilities	5
Total derivatives designated as hedging instruments		$449		$95
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$—	Other accrued expenses	$9
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	28	Other accrued expenses	24
Cross currency interest rate contracts	Other assets	21	Other long-term liabilities	4
Total derivatives not designated as hedging instruments		$49		$37

Total derivatives		$498		$132

April 24, 2015
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$10	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	382	Other accrued expenses	12
Interest rate contracts	Other assets	79	Other long-term liabilities	71
Foreign currency exchange rate contracts	Other assets	143	Other long-term liabilities	3
Total derivatives designated as hedging instruments		$614		$86
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$119	Other accrued expenses	$30
Total derivatives not designated as hedging instruments		$119		$30

Total derivatives		$733		$116

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2015 and April 24, 2015:

(in millions)	October 30, 2015			April 24, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Assets	$403	$95	$—	$644	$89	$—
Derivative Liabilities	47	85	—	45	71	—
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

October 30, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$403	$(66)	$(205)	$132
Interest rate contracts	74	(8)	(12)	54
Cross currency interest rate contracts	21	—	—	21
	$498	$(74)	$(217)	$207

Derivative Liabilities
Foreign currency exchange rate contracts	$(47)	$39	$—	$(8)
Interest rate contracts	(72)	35	16	(21)
Cross currency interest rate contracts	(4)	—	—	(4)
Commodity derivatives	(9)	—	—	(9)
	$(132)	$74	$16	$(42)
Total	$366	$—	$(201)	$165

April 24, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$644	$(61)	$(325)	$258
Interest rate contracts	89	(10)	(13)	66
	$733	$(71)	$(338)	$324

Derivative Liabilities
Foreign currency exchange rate contracts	$(45)	$31	$—	$(14)
Interest rate contracts	(71)	40	8	(23)
	$(116)	$71	$8	$(37)
Total	$617	$—	$(330)	$287

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments, or other economic factors. Inventory balances were as follows:

(in millions)	October 30, 2015	April 24, 2015
Finished goods	$2,244	$2,268
Work in-process	527	509
Raw materials	745	686
Total	$3,516	$3,463
Note 10 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended October 30, 2015 are as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 24, 2015	$5,855	$23,399	$9,424	$1,852	$40,530
Goodwill as a result of acquisitions	409	132	191	—	732
Purchase accounting adjustments, net	24	(9)	5	—	20
Currency adjustment, net	(6)	—	(3)	1	(8)
Balance as of October 30, 2015	$6,282	$23,522	$9,617	$1,853	$41,274
During the six months ended October 30, 2015, the Company recorded $20 million of purchase accounting adjustments, net, primarily related to the Covidien acquisition. See Note 3 to the condensed consolidated financial statements for additional information on purchase accounting adjustments related to the Covidien acquisition.
The gross carrying amount and accumulated amortization of intangible assets at October 30, 2015 and April 24, 2015 are as follows:

	October 30, 2015		April 24, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Customer-related	$18,579	$(801)	$18,492	$(273)
Purchased technology and patents	11,265	(2,560)	11,118	(2,268)
Trademarks and tradenames	850	(408)	640	(363)
Other	84	(47)	79	(44)
Total	$30,778	$(3,816)	$30,329	$(2,948)
Non-Amortizable:
IPR&D	$769		$470
Tradenames	—		250
Total	$769		$720
Amortization expense for the three and six months ended October 30, 2015 was $483 million and $964 million, respectively, and for the three and six months ended October 24, 2014 was $89 million and $176 million, respectively.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets as of October 30, 2015, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2016	$964
2017	1,913
2018	1,882
2019	1,789
2020	1,741
2021	1,724
The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $41.274 billion and $40.530 billion as of October 30, 2015 and April 24, 2015, respectively. The Company did not record any goodwill impairment during the three and six months ended October 30, 2015 or October 24, 2014.
The Company assesses IPR&D for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $769 million and $470 million as of October 30, 2015 and April 24, 2015, respectively. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. During the three and six months ended October 30, 2015 and October 24, 2014, the Company did not record any significant IPR&D impairments. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D and non-amortizable tradenames, was $26.962 billion and $27.381 billion as of October 30, 2015 and April 24, 2015, respectively. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three and six months ended October 30, 2015 or October 24, 2014.
Note 11 – Income Taxes
During the second quarter of fiscal year 2016, the Company recorded a $442 million tax charge primarily associated with the Internal Reorganization, as defined below, of the ownership of certain legacy Covidien businesses. This charge was recorded within provision for income taxes in the condensed consolidated statements of income.
The Company’s effective tax rates for the three and six months ended October 30, 2015 were 52.0 percent and 33.8 percent, respectively, compared to 19.0 percent and 19.3 percent for the three and six months ended October 24, 2014, respectively. The change in the Company’s effective tax rate for the three and six months ended October 30, 2015 was primarily due to the impact of certain tax adjustments of $442 million, which largely relates to U.S. income tax expense resulting from our completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by our U.S.-controlled non-U.S. subsidiaries (the Internal Reorganization). The change was also attributable to the impact of special charges, restructuring charges, net, acquisition-related items, the other effects of the acquisition of Covidien, and year over year changes in operational results by jurisdiction.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended October 30, 2015, the Company's gross unrecognized tax benefits decreased from $2.860 billion to $2.602 billion. In addition, the Company has accrued gross interest and penalties of $588 million as of October 30, 2015. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.022 billion would impact the Company’s effective tax rate. The Company has recorded $5 million of gross unrecognized tax benefits as a current liability and $2.597 billion as a long-term liability.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Numerator:
Net income attributable to ordinary shareholders	$520	$828	$1,340	$1,699
Denominator:
Basic – weighted average shares outstanding	1,412.9	981.9	1,415.6	987.5
Effect of dilutive securities:
Employee stock options	12.2	7.3	12.7	7.4
Employee restricted stock units	3.6	3.7	4.3	4.4
Other	0.1	0.1	0.1	0.1
Diluted – weighted average shares outstanding	1,428.8	993.0	1,432.7	999.4

Basic earnings per share	$0.37	$0.84	$0.95	$1.72
Diluted earnings per share	$0.36	$0.83	$0.94	$1.70
The calculation of weighted average diluted shares outstanding excludes approximately 6 million and 3 million options for the three and six months ended October 30, 2015, respectively, and approximately 4 million and 2 million options for the three and six months ended October 24, 2014, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share. Additionally, the calculation of weighted average diluted shares outstanding excludes approximately 22 million and 21 million shares for the three and six months ended October 30, 2015, respectively, and approximately 1 million restricted stock units for both the three and six months ended October 24, 2014, respectively, because the performance criteria had not yet been met.

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
The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 30, 2015 and October 24, 2014:

	Three months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Stock options	$62	$14	$119	$20
Restricted stock awards	46	31	80	54
Employee stock purchase plan	5	3	10	8
Total stock-based compensation expense	$113	$48	$209	$82

Cost of products sold	$14	$4	$26	$8
Research and development expense	12	9	20	15
Selling, general, and administrative expense	65	35	114	59
Restructuring charges, net	6	—	14	—
Acquisition-related items	16	—	35	—
Total stock-based compensation expense	$113	$48	$209	$82

Income tax benefits	(34)	(14)	(63)	(23)

Total stock-based compensation expense, net of tax	$79	$34	$146	$59
Note 14 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 30, 2015 and October 24, 2014:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Service cost	$30	$26	$22	$15
Interest cost	31	26	9	8
Expected return on plan assets	(45)	(39)	(13)	(10)
Amortization of net actuarial loss	24	16	6	3
Net periodic benefit cost	$40	$29	$24	$16

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Service cost	$60	$52	$44	$30
Interest cost	62	52	18	16
Expected return on plan assets	(90)	(78)	(26)	(20)
Amortization of net actuarial loss	48	32	12	6
Net periodic benefit cost	$80	$58	$48	$32

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 24, 2015, net of tax	$14		$(277)	$(1,131)		$210		$(1,184)
Other comprehensive (loss) income before reclassifications, before tax	(302)		(59)	(5)		44		(322)
Tax benefit (expense)	108		—	—		(17)		91
Other comprehensive (loss) income before reclassifications, net of tax	(194)		(59)	(5)		27		(231)
Reclassifications, before tax	(20)		—	60		(133)		(93)
Tax benefit (expense)	7		—	(20)		50		37
Reclassifications, net of tax	(13)	(b)	—	40	(c)	(83)	(d)	(56)
Other comprehensive (loss) income, net of tax	(207)		(59)	35		(56)		(287)
Balance as of October 30, 2015, net of tax	$(193)		$(336)	$(1,096)		$154		$(1,471)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
Other comprehensive income (loss) before reclassifications, before tax	61		(129)	16		263		211
Tax expense	(22)		—	—		(93)		(115)
Other comprehensive income before reclassifications, net of tax	39		(129)	16		170		96
Reclassifications, before tax	(28)		—	38		(16)		(6)
Tax benefit (expense)	9		—	(12)		4		1
Reclassifications, net of tax	(19)	(b)	—	26	(c)	(12)	(d)	(5)
Other comprehensive income (loss), net of tax	20		(129)	42		158		91
Balance as of October 24, 2014, net of tax	$14		$89	$(723)		$114		$(506)

(a) Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.
(b) Represents net realized gains on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 6).
(c) Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 14).
(d) Relates to foreign currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 8).
Note 16 – Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and other matters. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines or punitive damages; or could result in

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a change in business practice. As of October 30, 2015 and April 24, 2015, accrued certain litigation charges involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, and other matters were $777 million and $879 million, respectively. The Company includes accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets.
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
INFUSE Litigation
The Company estimates law firms representing approximately 6,000 claimants have asserted or intend to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of December 1, 2015, the Company has reached agreements to settle approximately 3,900 of these claims. The Company recorded an additional expense of $26 million in the second quarter of fiscal year 2016, related to probable and reasonably estimated damages in connection with this matter. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic, Inc. violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. On September 25, 2015, the Court granted Medtronic’s motion to dismiss the primary allegations, including the RICO claims, in Humana’s complaint. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In July 2015, the Company and Bard agreed that Bard would pay the Company $121 million towards the settlement of these claims. The $121 million settlement was recorded as an opening balance sheet adjustment related to the Covidien acquisition in the first quarter of fiscal year 2016. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 11,500 claimants have asserted or intend to assert claims involving products manufactured by Covidien’s subsidiaries. As of December 1, 2015, the Company has reached agreements to settle approximately 4,200 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Patent Litigation
Ethicon
On March 28, 2013, the federal court ruled in favor of Covidien in a patent infringement suit against Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, relating to Ethicon’s Harmonic® line of ultrasonic surgical products. The federal court awarded Covidien $177 million in damages upon ruling that several of Covidien’s patents were valid, enforceable and infringed by Ethicon. Ethicon appealed the decision. On December 4, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the $177 million judgment against Ethicon and ruled that the infringed patent claims were invalid. On July 27, 2015, the Company filed a request seeking Supreme Court review of the Federal Circuit’s decision in the case. On November 30, 2015, the Supreme Court denied the Company’s request for further review of the Federal Circuit’s decision in the case.
Ethicon Endo-Surgery, Inc., et al. v. Covidien, Inc., et al. is a patent infringement action filed on December 14, 2011 in the U.S. District Court for the Southern District of Ohio, Western Division. The complaint alleges that Covidien’s Sonicision product infringes several of Ethicon’s design and utility patents. Ethicon is seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien’s favor, ruling that Covidien does not infringe any of the seven Ethicon patents in dispute and declaring five of Ethicon’s patents invalid. Ethicon appealed the district court’s decision and on August 7, 2015, the Court of Appeals for the Federal Circuit issued a ruling affirming in part, reversing in part, and vacating in part. Specifically, the decision upheld the finding that Sonicision does not infringe any of the four design patents asserted by Ethicon, upheld the claim construction on a patent related to ultrasonic dampening components but remanded to the trial court for further proceedings because of factual issues, and reversed the District Court’s finding that an Ethicon patent directed to ultrasonic shears and methods of sealing blood vessels was invalid. The case was remanded to the U.S. District Court for the Southern District of Ohio, Western Division and the case is currently stayed to allow the parties to pursue mediation on the remaining claims.
The Company has not recorded an expense related to damages in connection with the patent litigation matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski (Kokocinski) filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and members of its Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice, and Kokocinski subsequently filed an amended complaint. On March 30, 2015, the Court granted defendants’ motion to dismiss the amended complaint, dismissing the case with prejudice. Kokocinski sought reconsideration of that decision, and, on September 30, 2015, the Court denied Kokocinski’s request for reconsideration. Kokocinski has appealed the Court’s decision to the U.S. Court of Appeals for the Eighth Circuit.
In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kokocinski case. On July 1, 2014, Road Carriers Local 707 Welfare & Pension Funds filed a shareholder derivative action in Hennepin County, Minnesota, District Court against the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases. On July 24, 2014, Anne Shirley Cutler filed a shareholder derivative action in Hennepin County, Minnesota, District Court against certain of the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases as well as allegations that defendants violated purported duties in connection with the Synchromed pain pump system. On May 26, 2015, the Himmel, Saratoga Advantage Trust, Road Carriers Local 707, and Cutler plaintiffs filed Voluntary Stipulations of Dismissal with Prejudice or statements of non-opposition to dismissal of all INFUSE-related claims and allegations. On June 4, 2015, the Court preliminarily approved the INFUSE-related dismissals with prejudice subject to shareholder notice and an opportunity to intervene. On June 9, 2015 and July 14, 2015, the Company provided notice of the Court's order in a Report on Form 8-K filing. No shareholder intervened within the deadline set by the Court. On October 6, 2015, the Court issued an order (the October 6 Order) approving the Cutler plaintiffs Voluntary Stipulations of Dismissal with Prejudice relating to the Synchromed pain pump system claims. With the issuance of the October 6 Order, all of the Himmel, Saratoga Advantage Trust, Road Carriers Local 707, and Cutler cases have been dismissed with prejudice, bringing these matters to a conclusion without any findings of liability or damages against defendants.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 26, 2014, Richard Hockstein filed an INFUSE-related shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and members of its Board of Directors in the U.S. District Court for the District of Minnesota making allegations similar to those in the Kokocinski case. On September 30, 2015, the Court granted defendants’ motion and dismissed the complaint with prejudice, bringing this matter to a conclusion without any findings of liability or damages against defendants.
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September, 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit.
Shareholder Related Matters Resulting from the Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion. On March 20, 2015, the Court issued its order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal, and oral argument before the Minnesota State Court of Appeals occurred on October 29, 2015.
Putative shareholder class action complaints have been filed in the U.S. District Court for the District of Massachusetts by purported shareholders of Covidien under the captions Taxman v. Covidien plc, et al., 14-cv-12949, Lipovich v. Covidien plc, et al., 14-cv-13308 and Rosenfeld Family Foundation v. Covidien plc, et al., 14-cv-13490. On October 20, 2014, the plaintiff in the Rosenfeld action and another purported shareholder of Covidien filed a motion seeking to consolidate the Taxman, Lipovich and Rosenfeld actions, and on November 14, 2014, the U.S. District Court for the District of Massachusetts granted that motion consolidating the actions (the Consolidated Action). On December 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Consolidated Action, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Covidien agreed to make certain additional disclosures related to the Transactions, which are contained in Covidien’s Report on Form 8-K filed on December 23, 2014. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement, which was filed with the court on May 15, 2015. In September 2015, the U.S. District Court for the District of Massachusetts approved the settlement, bringing the Consolidated Action challenging the Covidien transaction to a conclusion.
Environmental Proceedings
The Company, through the acquisition of Covidien, is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.
The Company is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982, and is responsible for the costs of completing an environmental site investigation as required by the Maine Department of Environmental Protection (MDEP). MDEP served a compliance order on Mallinckrodt LLC and U.S. Surgical Corporation in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Covidien filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 3, 2014, the Maine Supreme Judicial Court affirmed the Maine Board’s compliance order. The Company has proceeded with implementation of the investigation and remediation at the site in accordance with the MDEP order as modified by the Maine Board order.
The Company has also been involved in a lawsuit filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring Covidien to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered Covidien to pay costs associated with the study. A report issued by the study panel contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations, and includes preliminary cost estimates for the potential remedial options, which the report describes as “very rough estimates of cost,” ranging from $25 million to $235 million. The report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. In June of 2014, a trial was held to determine if remediation was necessary and feasible, and on September 2, 2015, the District Court issued an order concluding that further engineering study and engineering design work is appropriate to determine the nature and extent of remediation in the Penobscot River and Bay. The Court intends to appoint an engineering firm to complete the further study work.
The Company's accrued expenses for environmental proceedings are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
Other Matters
One of Covidien's subsidiaries, ev3 Inc., (ev3) acquired Appriva Medical, Inc. in 2002. The acquisition agreement relating to ev3’s acquisition of Appriva Medical contained four contingent milestone payments totaling $175 million. ev3 determined that the milestones were not achieved by the applicable dates and that none of the milestones were payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, filed a motion to amend their previously dismissed complaints in Superior Court of the State of Delaware. The plaintiffs asserted several claims, including breach of contract, fraudulent inducement and violation of California securities law. On May 1, 2013, the jury returned a verdict finding that ev3 breached the merger agreement and awarded $175 million in damages plus interest to the plaintiffs. On September 30, 2014, the Delaware Supreme Court reversed the jury’s verdict and remanded the case for a new trial. In October of 2015, the Company settled this matter for $65 million. The difference between the settlement amount and the $35 million previously accrued for this matter was recorded as an opening balance sheet adjustment related to the Covidien acquisition in the second quarter of fiscal year 2016. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In October 2011, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2007 and 2008. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. During the first quarter of fiscal year 2016, the Company finalized its agreement with the IRS on the proposed adjustments associated with the tax effects of the Company's acquisition of Kyphon Inc. (Kyphon). The settlement was consistent with the certain tax adjustment recorded during the fourth quarter of fiscal year 2015. The significant issues that remain unresolved for these tax years relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico.
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Except as described above in this note or for certain income tax related matters, the Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 17 – Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including corporate determined charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and income from operations before income taxes by reportable segment are as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Cardiac and Vascular Group	$2,482	$2,286	$5,050	$4,540
Minimally Invasive Therapies Group	2,356	—	4,812	—
Restorative Therapies Group	1,770	1,650	3,576	3,253
Diabetes Group	450	430	894	846
Total Net Sales	$7,058	$4,366	$14,332	$8,639

	Three months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Cardiac and Vascular Group	$755	$714	$1,572	$1,426
Minimally Invasive Therapies Group	348	—	682	—
Restorative Therapies Group	483	426	964	836
Diabetes Group	122	117	240	237
Total Reportable Segments’ Income Before Income Taxes	1,708	1,257	3,458	2,499
Special charges	—	(100)	—	(100)
Impact of inventory step-up	—	—	(226)	—
Restructuring charges, net	(73)	—	(140)	(30)
Certain litigation charges	(26)	—	(26)	—
Acquisition-related items	(49)	(61)	(120)	(102)
Interest expense, net	(217)	(8)	(408)	(13)
Corporate	(260)	(66)	(515)	(149)
Total Income From Operations Before Income Taxes	$1,083	$1,022	$2,023	$2,105

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Americas (b)	$4,390	$2,643	$8,835	$5,133
EMEA (a) (c)	1,567	1,069	3,236	2,202
Asia-Pacific	736	433	1,506	866
Greater China	365	221	755	438
Total Net Sales	$7,058	$4,366	$14,332	$8,639

(a)	EMEA consists of the following regions: Europe, Middle East, and Africa.

(b)
The U.S., which is included in the Americas, had net sales to external customers of $4.098 billion and $8.240 billion for the three and six months ended October 30, 2015, respectively, compared to $2.456 billion and $4.789 billion in the three and six months ended October 24, 2014, respectively.

(c)	Sales within Ireland were insignificant during all periods presented.

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

Since Medtronic plc and Medtronic Luxco did not exist in the comparable period in the prior fiscal year, the Parent Company Guarantor column and Subsidiary Guarantor column in the consolidating financial information for the guarantee of the Medtronic Senior Notes will appear as zeros for the comparable period in fiscal year 2015. Accordingly, the consolidating financial information presented for the comparable period in the prior year is of the predecessor registrant, Medtronic, Inc.

Guarantees of CIFSA Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - CIFSA

•	Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd.

There were no Medtronic plc or Medtronic Luxco guarantees in effect prior to the Acquisition Date, and the CIFSA Senior Notes were assumed as part of the Covidien acquisition. Therefore, no consolidating financial information for the period ended October 24, 2014 is presented related to the guarantee of the CIFSA Senior Notes.

The following presents the Company’s Consolidating Statements of Comprehensive Income as of and for the three and six months ended October 30, 2015 and October 24, 2014, and Condensed Consolidating Balance Sheets as of October 30, 2015 and April 24, 2015, and Condensed Consolidating Statements of Cash Flows as of and for the six months ended October 30, 2015. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor(s) are joint and several. Condensed consolidating financial information for the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantor(s), on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has made a revision to its condensed consolidating balance sheet of the guarantees of CIFSA Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015. The $2.763 billion revision, in the line item Investment in Subsidiaries in the Subsidiary Issuer (CIFSA) column, occurred due to a $1.093 billion internal reorganization that took place during the second quarter of fiscal year 2016 and a $1.670 billion incorrect presentation primarily related to an intercompany dividend. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2015 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 30, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$363	$—	$7,058	$(363)	$7,058

Costs and expenses:
Cost of products sold	—	345	—	2,393	(556)	2,182
Research and development expense	—	85	—	440	20	545
Selling, general, and administrative expense	54	42	—	2,293	(46)	2,343
Restructuring charges, net	—	5	—	68	—	73
Certain litigation charges	—	—	—	26	—	26
Acquisition-related items	—	55	—	(6)	—	49
Amortization of intangible assets	—	3	—	480	—	483
Other (income) expense, net	56	(348)	—	349	—	57
Operating profit (loss)	(110)	176	—	1,015	219	1,300

Interest income	—	(57)	(175)	(116)	241	(107)
Interest expense	4	455	3	103	(241)	324
Interest (income) expense, net	4	398	(172)	(13)	—	217
Equity in net (income) loss of subsidiaries	(590)	5,902	(418)	—	(4,894)	—
Income (loss) from operations before income taxes	476	(6,124)	590	1,028	5,113	1,083
Provision (benefit) for income taxes	(2)	3	—	562	—	563
Net income (loss)	478	(6,127)	590	466	5,113	520
Other comprehensive income (loss), net of tax	(115)	(52)	(115)	(195)	362	(115)
Total comprehensive income (loss)	$363	$(6,179)	$475	$271	$5,475	$405

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 30, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$736	$—	$14,335	$(739)	$14,332

Costs and expenses:
Cost of products sold	—	700	—	4,604	(666)	4,638
Research and development expense	—	219	—	864	20	1,103
Selling, general, and administrative expense	149	224	—	4,465	(46)	4,792
Restructuring charges, net	—	5	—	135	—	140
Certain litigation charges	—	—	—	26	—	26
Acquisition-related items	—	55	—	65	—	120
Amortization of intangible assets	—	6	—	958	—	964
Other (income) expense, net	34	(579)	—	663	—	118
Operating profit (loss)	(183)	106	—	2,555	(47)	2,431

Interest (income)	—	(121)	(358)	(229)	486	(222)
Interest expense	5	899	3	209	(486)	630
Interest (income) expense, net	5	778	(355)	(20)	—	408
Equity in net (income) of subsidiaries	(1,520)	4,947	(1,165)	—	(2,262)	—
Income (loss) from operations before income taxes	1,332	(5,619)	1,520	2,575	2,215	2,023
Provision (benefit) for income taxes	(8)	(159)	—	850	—	683
Net income (loss)	1,340	(5,460)	1,520	1,725	2,215	1,340
Other comprehensive income (loss), net of tax	(287)	(224)	(287)	(367)	878	(287)
Total comprehensive income	$1,053	$(5,684)	$1,233	$1,358	$3,093	$1,053

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 24, 2014
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$309	$—	$4,375	$(318)	$4,366

Costs and expenses:
Cost of products sold	—	304	—	1,158	(320)	1,142
Research and development expense	—	118	—	256	—	374
Selling, general, and administrative expense	—	242	—	1,265	—	1,507
Special (gains) charges, net	—	100	—	—	—	100
Restructuring charges, net	—	6	—	(6)	—	—
Acquisition-related items	—	98	—	(37)	—	61
Amortization of intangible assets	—	3	—	86	—	89
Other (income) expense, net	—	(318)	—	381	—	63
Operating profit (loss)	—	(244)	—	1,272	2	1,030

Interest income	—	—	—	(86)	—	(86)
Interest expense	—	84	—	10	—	94
Interest (income) expense, net	—	84	—	(76)	—	8
Equity in net (income) loss of subsidiaries	—	(1,033)	—	—	1,033	—
Income from operations before income taxes	—	705	—	1,348	(1,031)	1,022
Provision (benefit) for income taxes	—	(121)	—	315	—	194
Net income	—	826	—	1,033	(1,031)	828
Other comprehensive income, net of tax	—	(18)	—	(23)	23	(18)
Total comprehensive income	$—	$808	$—	$1,010	$(1,008)	$810

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 24, 2014
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$612	$—	$8,643	$(616)	$8,639

Costs and expenses:
Cost of products sold	—	602	—	2,261	(616)	2,247
Research and development expense	—	234	—	505	—	739
Selling, general, and administrative expense	—	483	—	2,530	—	3,013
Special (gains) charges, net	—	100	—	—	—	100
Restructuring charges, net	—	6	—	24	—	30
Acquisition-related items	—	98	—	4	—	102
Amortization of intangible assets	—	6	—	170	—	176
Other (income) expense, net	—	(533)	—	647	—	114
Operating profit (loss)	—	(384)	—	2,502	—	2,118

Interest income	—	—	—	(178)	—	(178)
Interest expense	—	173	—	18	—	191
Interest (income) expense, net	—	173	—	(160)	—	13
Equity in net income of subsidiaries	—	(2,053)	—	—	2,053	—
Income from operations before income taxes	—	1,496	—	2,662	(2,053)	2,105
Provision (benefit) for income taxes	—	(203)	—	609	—	406
Net income	—	1,699	—	2,053	(2,053)	1,699
Other comprehensive income, net of tax	—	91	—	86	(86)	91
Total comprehensive income	$—	$1,790	$—	$2,139	$(2,139)	$1,790

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
October 30, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$285	$1	$2,091	$—	$2,378
Investments	—	14	—	14,837	—	14,851
Accounts receivable, net	—	—	—	5,044	—	5,044
Inventories	—	170	—	3,580	(234)	3,516
Intercompany receivable	234	162,699	—	164,394	(327,327)	—
Tax assets	—	376	—	1,243	—	1,619
Prepaid expenses and other current assets	2	115	—	1,198	—	1,315
Total current assets	237	163,659	1	192,387	(327,561)	28,723
Property, plant, and equipment, net	—	1,026	—	3,652	—	4,678
Goodwill	—	1,672	—	39,602	—	41,274
Other intangible assets, net	—	36	—	27,695	—	27,731
Long-term tax assets	—	535	—	290	—	825
Investment in subsidiaries	71,544	37,221	65,524	—	(174,289)	—
Intercompany loans receivable	3,000	7,078	10,330	11,875	(32,283)	—
Other assets	—	697	—	1,017	—	1,714
Total assets	$74,781	$211,924	$75,855	$276,518	$(534,133)	$104,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$501	$1,307	$350	$—	$2,158
Accounts payable	—	233	—	1,214	—	1,447
Intercompany payable	20,502	151,757	—	155,068	(327,327)	—
Accrued compensation	11	461	—	917	—	1,389
Accrued income taxes	13	—	1	519	—	533
Deferred tax liabilities	—	—	—	142	—	142
Other accrued expenses	1	503	—	1,953	—	2,457
Total current liabilities	20,527	153,455	1,308	160,163	(327,327)	8,126
Long-term debt	—	29,000	—	4,690	—	33,690
Long-term accrued compensation and retirement benefits	—	996	—	581	—	1,577
Long-term accrued income taxes	—	1,159	—	1,612	—	2,771
Long-term intercompany loans payable	1,985	10,221	10,000	10,077	(32,283)	—
Long-term deferred tax liabilities	—	—	—	4,766	—	4,766
Other long-term liabilities	—	234	—	1,512	—	1,746
Total liabilities	22,512	195,065	11,308	183,401	(359,610)	52,676
Shareholders’ equity	52,269	16,859	64,547	93,117	(174,523)	52,269
Total liabilities and shareholders’ equity	$74,781	$211,924	$75,855	$276,518	$(534,133)	$104,945

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
April 24, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$1,071	$170	$3,339	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	165	—	3,298	—	3,463
Intercompany receivable	259	146,373	—	150,679	(297,311)	—
Tax assets	—	770	—	729	(164)	1,335
Prepaid expenses and other current assets	4	128	—	1,322	—	1,454
Total current assets	526	148,507	170	179,116	(297,475)	30,844
Property, plant, and equipment, net	—	976	—	3,753	(30)	4,699
Goodwill	—	1,607	—	38,923	—	40,530
Other intangible assets, net	—	39	—	28,062	—	28,101
Long-term tax assets	—	643	—	559	(428)	774
Investment in subsidiaries	70,255	42,311	64,335	—	(176,901)	—
Intercompany loans receivable	3,000	6,516	10,000	10,218	(29,734)	—
Other assets	—	678	—	1,059	—	1,737
Total assets	$73,781	$201,277	$74,505	$261,690	$(504,568)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,110	$—	$1,324	$—	$2,434
Accounts payable	—	261	—	1,349	—	1,610
Intercompany payable	20,506	135,091	—	141,714	(297,311)	—
Accrued compensation	1	490	—	1,120	—	1,611
Accrued income taxes	41	371	—	523	—	935
Deferred tax liabilities	3	—	—	280	(164)	119
Other accrued expenses	—	600	—	1,894	(30)	2,464
Total current liabilities	20,551	137,923	—	148,204	(297,505)	9,173
Long-term debt	—	29,004	—	4,748	—	33,752
Long-term accrued compensation and retirement benefits	—	965	—	570	—	1,535
Long-term accrued income taxes	—	1,450	—	1,026	—	2,476
Long-term intercompany loans payable	—	10,218	10,000	9,516	(29,734)	—
Long-term deferred tax liabilities	—	—	—	5,128	(428)	4,700
Other long-term liabilities	—	207	—	1,612	—	1,819
Total liabilities	20,551	179,767	10,000	170,804	(327,667)	53,455
Shareholders’ equity	53,230	21,510	64,505	90,886	(176,901)	53,230
Total liabilities and shareholders’ equity	$73,781	$201,277	$74,505	$261,690	$(504,568)	$106,685

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 30, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(24)	$454	$(1,116)	$2,781	$—	$2,095
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(997)	—	(997)
Additions to property, plant, and equipment	—	(129)	—	(317)	—	(446)
Purchases of marketable securities	—	—	—	(3,370)	—	(3,370)
Sales and maturities of marketable securities	—	—	—	2,752	—	2,752
Net increase (decrease) in intercompany loans	—	(562)	(330)	(1,657)	2,549	—
Other investing activities, net	—	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities	—	(691)	(330)	(3,602)	2,549	(2,074)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(19)	—	(19)
Change in short-term borrowings, net	—	—	1,277	—	—	1,277
Proceeds from short-term borrowings (maturities greater than 90 days)	—	48	—	—	—	48
Payments on long-term debt	—	(600)	—	(1,008)	—	(1,608)
Dividends to shareholders	(1,075)	—	—	—	—	(1,075)
Issuance of ordinary shares	263	—	—	—	—	263
Repurchase of ordinary shares	(1,460)	—	—	—	—	(1,460)
Net intercompany loan borrowings (repayments)	1,985	3	—	561	(2,549)	—
Other financing activities	49	—	—	—	—	49
Net cash provided by (used in) financing activities	(238)	(549)	1,277	(466)	(2,549)	(2,525)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	39	—	39
Net change in cash and cash equivalents	(262)	(786)	(169)	(1,248)	—	(2,465)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$1	$285	$1	$2,091	$—	$2,378

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 24, 2014
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$—	$45	$—	$1,178	$—	$1,223
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(578)	—	(578)
Additions to property, plant, and equipment	—	(78)	—	(132)	—	(210)
Purchases of marketable securities	—	—	—	(3,024)	—	(3,024)
Sales and maturities of marketable securities	—	—	—	2,665	—	2,665
Net decrease in intercompany loans	—	—	—	23	(23)	—
Other investing activities, net	—	—	—	(6)	—	(6)
Net cash used in investing activities	—	(78)	—	(1,052)	(23)	(1,153)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(5)	—	(5)
Change in short-term borrowings, net	—	1,611	—	—	—	1,611
Proceeds from short-term borrowings (maturities greater than 90 days)	—	150	—	—	—	150
Payments on long-term debt	—	(7)	—	—	—	(7)
Dividends to shareholders	—	(602)	—	—	—	(602)
Issuance of ordinary shares	—	312	—	—	—	312
Repurchase of ordinary shares	—	(1,620)	—	—	—	(1,620)
Net intercompany loan borrowings (repayments)	—	(23)	—	—	23	—
Other financing activities	—	34	—	—	—	34
Net cash (used in) provided by financing activities	—	(145)	—	(5)	23	(127)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(59)	—	(59)
Net change in cash and cash equivalents	—	(178)	—	62	—	(116)
Cash and cash equivalents at beginning of period	—	264	—	1,139	—	1,403
Cash and cash equivalents at end of period	$—	$86	$—	$1,201	$—	$1,287

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 30, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,058	$—	$7,058

Costs and expenses:
Cost of products sold	—	—	—	2,156	26	2,182
Research and development expense	—	—	—	525	20	545
Selling, general, and administrative expense	54	1	—	2,334	(46)	2,343
Restructuring charges, net	—	—	—	73	—	73
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	—	—	49	—	49
Amortization of intangible assets	—	—	—	483	—	483
Other (income) expense, net	56	—	—	1	—	57
Operating profit (loss)	(110)	(1)	—	1,411	—	1,300

Interest income	—	(150)	(175)	(115)	333	(107)
Interest expense	4	27	3	623	(333)	324
Interest expense (income), net	4	(123)	(172)	508	—	217
Equity in net (income) loss of subsidiaries	(590)	(7,292)	(418)	—	8,300	—
Income from operations before income taxes	476	7,414	590	903	(8,300)	1,083
Provision (benefit) for income taxes	(2)	—	—	565	—	563
Net income	478	7,414	590	338	(8,300)	520
Other comprehensive loss, net of tax	(115)	109	(115)	(115)	121	(115)
Total comprehensive income (loss)	$363	$7,523	$475	$223	$(8,179)	$405

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 30, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$14,332	$—	$14,332

Costs and expenses:
Cost of products sold	—	—	—	4,612	26	4,638
Research and development expense	—	—	—	1,083	20	1,103
Selling, general, and administrative expense	149	1	—	4,688	(46)	4,792
Restructuring charges, net	—	—	—	140	—	140
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	—	—	120	—	120
Amortization of intangible assets	—	—	—	964	—	964
Other (income) expense, net	34	—	—	84	—	118
Operating profit (loss)	(183)	(1)	—	2,615	—	2,431

Interest income	—	(310)	(358)	(230)	676	(222)
Interest expense	5	59	3	1,239	(676)	630
Interest expense (income), net	5	(251)	(355)	1,009	—	408
Equity in net (income) loss of subsidiaries	(1,520)	(7,262)	(1,165)	—	9,947	—
Income from operations before income taxes	1,332	7,512	1,520	1,606	(9,947)	2,023
Provision (benefit) for income taxes	(8)	—	—	691	—	683
Net income	1,340	7,512	1,520	915	(9,947)	1,340
Other comprehensive loss, net of tax	(287)	(63)	(287)	(287)	637	(287)
Total comprehensive income (loss)	$1,053	$7,449	$1,233	$628	$(9,310)	$1,053

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
October 30, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$1	$140	$1	$2,236	$—	$2,378
Investments	—	—	—	14,851	—	14,851
Accounts receivable, net	—	—	—	5,044	—	5,044
Inventories	—	—	—	3,516	—	3,516
Intercompany receivable	234	—	60	20,521	(20,815)	—
Tax assets	—	—	—	1,619	—	1,619
Prepaid expenses and other current assets	2	—	5	1,308	—	1,315
Total current assets	237	140	66	49,095	(20,815)	28,723
Property, plant, and equipment, net	—	—	—	4,678	—	4,678
Goodwill	—	—	—	41,274	—	41,274
Other intangible assets, net	—	—	—	27,731	—	27,731
Long-term tax assets	—	—	—	825	—	825
Investment in subsidiaries	71,544	8,794	65,524	—	(145,862)	—
Intercompany loans receivable	3,000	9,175	11,827	6,421	(30,423)	—
Other assets	—	—	—	1,714	—	1,714
Total assets	$74,781	$18,109	$77,417	$131,738	$(197,100)	$104,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$1,307	$851	$—	$2,158
Accounts payable	—	—	—	1,447	—	1,447
Intercompany payable	20,502	—	288	25	(20,815)	—
Accrued compensation	11	—	—	1,378	—	1,389
Accrued income taxes	13	—	1	519	—	533
Deferred tax liabilities	—	—	—	142	—	142
Other accrued expenses	1	32	—	2,424	—	2,457
Total current liabilities	20,527	32	1,596	6,786	(20,815)	8,126
Long-term debt	—	4,539	—	29,151	—	33,690
Long-term accrued compensation and retirement benefits	—	—	—	1,577	—	1,577
Long-term accrued income taxes	—	—	—	2,771	—	2,771
Long-term intercompany loans payable	1,985	7,918	10,000	10,520	(30,423)	—
Long-term deferred tax liabilities	—	—	—	4,766	—	4,766
Other long-term liabilities	—	—	—	1,746	—	1,746
Total liabilities	22,512	12,489	11,596	57,317	(51,238)	52,676
Shareholders’ equity	52,269	5,620	65,821	74,421	(145,862)	52,269
Total liabilities and shareholders’ equity	$74,781	$18,109	$77,417	$131,738	$(197,100)	$104,945

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$728	$170	$3,682	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	—	—	3,463	—	3,463
Intercompany receivable	259	—	269	20,508	(21,036)	—
Tax assets	—	—	—	1,335	—	1,335
Prepaid expenses and other current assets	4	—	6	1,444	—	1,454
Total current assets	526	728	445	50,181	(21,036)	30,844
Property, plant, and equipment, net	—	—	1	4,728	(30)	4,699
Goodwill	—	—	—	40,530	—	40,530
Other intangible assets, net	—	—	—	28,101	—	28,101
Long-term tax assets	—	—	—	774	—	774
Investment in subsidiaries	70,255	4,277	64,335	—	(138,867)	—
Intercompany loans receivable	3,000	7,401	11,303	6,372	(28,076)	—
Other assets	—	—	—	1,737	—	1,737
Total assets	$73,781	$12,406	$76,084	$132,423	$(188,009)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,002	$—	$1,432	$—	$2,434
Accounts payable	—	—	2	1,608	—	1,610
Intercompany payable	20,506	—	280	250	(21,036)	—
Accrued compensation	1	—	—	1,610	—	1,611
Accrued income taxes	41	—	—	894	—	935
Deferred tax liabilities	3	—	—	116	—	119
Other accrued expenses	—	40	1	2,453	(30)	2,464
Total current liabilities	20,551	1,042	283	8,363	(21,066)	9,173
Long-term debt	—	4,580	—	29,172	—	33,752
Long-term accrued compensation and retirement benefits	—	—	—	1,535	—	1,535
Long-term accrued income taxes	—	—	—	2,476	—	2,476
Long-term intercompany loans payable	—	8,385	10,002	9,689	(28,076)	—
Long-term deferred tax liabilities	—	—	—	4,700	—	4,700
Other long-term liabilities	—	—	—	1,819	—	1,819
Total liabilities	20,551	14,007	10,285	57,754	(49,142)	53,455
Shareholders’ equity	53,230	(1,601)	65,799	74,669	(138,867)	53,230
Total liabilities and shareholders’ equity	$73,781	$12,406	$76,084	$132,423	$(188,009)	$106,685

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 30, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(24)	$2,605	$(920)	$2,984	$(2,550)	$2,095
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(997)	—	(997)
Additions to property, plant, and equipment	—	—	—	(446)	—	(446)
Purchases of marketable securities	—	—	—	(3,370)	—	(3,370)
Sales and maturities of marketable securities	—	—	—	2,752	—	2,752
Net decrease in intercompany loans	—	(1,774)	(524)	(49)	2,347	—
Other investing activities, net	—	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities	—	(1,774)	(524)	(2,123)	2,347	(2,074)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(19)	—	(19)
Change in short-term borrowings, net	—	—	1,277	—	—	1,277
Proceeds from short-term borrowings (maturities greater than 90 days)	—	48	—	—	—	48
Payments on long-term debt	—	(1,000)	—	(608)	—	(1,608)
Dividends to shareholders	(1,075)	—	—	—	—	(1,075)
Issuance of ordinary shares	263	—	—	—	—	263
Repurchase of ordinary shares	(1,460)	—	—	—	—	(1,460)
Net intercompany loan borrowings (repayments)	1,985	(467)	(2)	831	(2,347)	—
Intercompany dividend paid	—	—	—	(2,550)	2,550	—
Other financing activities	49	—	—	—	—	49
Net cash provided by (used in) financing activities	(238)	(1,419)	1,275	(2,346)	203	(2,525)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	39	—	39
Net change in cash and cash equivalents	(262)	(588)	(169)	(1,446)	—	(2,465)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$1	$140	$1	$2,236	$—	$2,378

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic or the Company, or we, us, or our). On January 26, 2015 (Acquisition Date), pursuant to a transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), the Company acquired Covidien plc (Covidien) and Medtronic, Inc. (collectively, the Transactions). Following the consummation of the Transactions, Medtronic, Inc. and Covidien became subsidiaries of the Company, and the Company became the successor registrant to Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 24, 2015. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of October 30, 2015.
Financial Trends
Throughout this management’s discussion and analysis, we present certain financial measures that management uses to evaluate the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S.)(U.S. GAAP). These financial measures are considered "non-GAAP financial measures."
Management uses non-GAAP financial measures to facilitate management’s review of the operational performance of the Company and as a basis for strategic planning. Management believes that non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of the Company’s ongoing operations and are useful for period over period comparisons of such operations. The non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s operations. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and are cautioned that Medtronic may calculate results reflecting non-GAAP financial measures in a manner that is different from other companies.
The GAAP to Non-GAAP Reconciliation presents non-GAAP financial measures that exclude the impact of charges or gains that contribute to or reduce earnings and may affect financial trends but which include charges or benefits that result from transactions or events that management believes may or may not recur with similar materiality or impact to our operations in future periods (Non-GAAP Adjustments).
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these Non-GAAP Adjustments that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate (Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Tax Rate is calculated as the income tax provision as a percentage of income before income taxes, excluding Non-GAAP Adjustments.
Free cash flow is a non-GAAP financial measure calculated by subtracting property, plant, and equipment additions from operating cash flows.
Refer to the “GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Summary of Cash Flows" sections for reconciliations of our results of operations prepared in accordance with U.S. GAAP to the adjusted non-GAAP measurements considered by management.
EXECUTIVE LEVEL OVERVIEW
Medtronic is among the world's largest medical technology, services, and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. We employ more than 85,000 people worldwide, serving physicians, hospitals, and patients in approximately 160 countries. We are focused on collaborating with key stakeholders around the world to take healthcare Further, Together. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.

Net income for the three months ended October 30, 2015 was $520 million, or $0.36 per diluted share, as compared to net income of $828 million, or $0.83 per diluted share, for the three months ended October 24, 2014, representing a decrease of 37 percent and 57 percent, respectively. The decrease was driven primarily by a certain tax adjustment resulting from the Internal Reorganization, as defined in the "Income Taxes" section of this management's discussion and analysis.

Net income for the six months ended October 30, 2015 was $1.340 billion, or $0.94 per dilutive share, as compared to net income of $1.699 billion, or $1.70 per diluted share, for the six months ended October 24, 2014, representing a decrease of 21 percent and 45 percent, respectively.

Acquisition of Covidien On January 26, 2015, pursuant to the Transaction Agreement, we acquired Covidien. The acquisition of Covidien was accounted for as a business combination using the acquisition method of accounting. Total consideration was approximately $50 billion, consisting of $16 billion cash and $34 billion of non-cash consideration. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group, and Restorative Therapies Group segments.
For further information regarding the Transactions, see Note 3 to the current period's condensed consolidated financial statements.
The table below illustrates net sales by operating segment for the three and six months ended October 30, 2015 and October 24, 2014:

	Three months ended				Six months ended
(in millions; NM - Not Meaningful)	October 30, 2015	October 24, 2014	% Change		October 30, 2015	October 24, 2014	% Change
Cardiac and Vascular Group	$2,482	$2,286	9%		$5,050	$4,540	11%
Minimally Invasive Therapies Group	2,356	—	NM	(1)	4,812	—	NM	(1)
Restorative Therapies Group	1,770	1,650	7		3,576	3,253	10
Diabetes Group	450	430	5		894	846	6
Total Net Sales	$7,058	$4,366	62%		$14,332	$8,639	66%

(1)
Revenue growth rate versus the prior year is not meaningful, as the Minimally Invasive Therapies Group was created upon the acquisition of Covidien, which closed on January 26, 2015. The Minimally Invasive Therapies Group contains the majority of Covidien's former operations.

Net sales for the three and six months ended October 30, 2015 were $7.058 billion and $14.332 billion, respectively, an increase of 62 percent and 66 percent, respectively, as compared to the same periods in the prior fiscal year. Net sales growth for the three and six months ended October 30, 2015 was driven by strong net sales in the U.S. and emerging markets. Foreign currency translation had an unfavorable impact of $452 million and $980 million on net sales for the three and six months ended October 30, 2015, respectively, as compared to the same periods in the prior fiscal year. Our performance for the six months ended October 30, 2015 was favorably impacted by an additional selling week during the first quarter of fiscal year 2016 due to our 52/53 week fiscal year calendar. Net sales growth for the three and six months ended October 30, 2015 was driven by 9 percent and 11 percent growth, respectively, in our Cardiac and Vascular Group, 7 percent and 10 percent growth, respectively, in our Restorative Therapies Group, and 5 percent and 6 percent growth, respectively, in our Diabetes Group compared to the same periods in the prior fiscal year, as well as the addition of $2.356 billion and $4.812 billion of revenue during the three and six months ended October 30, 2015, respectively, from our Minimally Invasive Therapies Group due to the acquisition of Covidien. The Cardiac and Vascular Group’s performance for the three and six months ended October 30, 2015 was primarily a result of the addition of the Covidien Peripheral business into the Aortic & Peripheral Vascular division and strong net sales across all three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. Within our Minimally Invasive Therapies Group, the Surgical Solutions and Patient Monitoring & Recovery divisions contributed $1.291 billion and $1.065 billion of revenue, respectively, for the three months ended October 30, 2015 and contributed $2.643 billion and $2.169 billion, respectively, for the six months ended October 30, 2015. The Restorative Therapies Group’s performance for the three and six months ended October 30, 2015 was driven by solid growth in Surgical Technologies, and was favorably impacted by the addition of the Neurovascular division, partially offset by declines in Neuromodulation and Spine. The Diabetes Group's performance for the three and six months ended October 30, 2015 was due to solid growth in the U.S driven by the ongoing launch of the MiniMed 530G System with Enlite CGM sensor and its proprietary Threshold Suspend technology. See our discussion in the “Net Sales” section of this management's discussion and analysis for more information on the results of our operating segments.

GAAP to Non-GAAP Reconciliation The following is a reconciliation of our net sales, operating profit, income from operations before income taxes, net income, provision for income taxes, and effective tax rate prepared in accordance with U.S. GAAP to those results after giving effect to adjustments relating to charges or gains that management believes may or may not recur with similar materiality or impact on net income in future periods. We have provided these non-GAAP measures, because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures to facilitate management's review of the operational performance of the Company and as a basis for strategic planning. Management believes that the resulting non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of the Company's ongoing operations and are useful for period over period comparisons of such operations. These non-GAAP financial measures reflect an additional way of viewing aspects of the Company's operations. Refer to our discussion in the "Cost and Expenses" and "Income Taxes" sections of this management's discussion and analysis for more information on these reconciling items. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and are cautioned that Medtronic may calculate results reflecting non-GAAP financial measures in a manner that is different from other companies.

	Three months ended October 30, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$7,058	$1,300	$1,083	$520	$563	52.0%
Non-GAAP Adjustments:
Restructuring charges, net	—	73	73	56	17	23.3
Certain litigation charges	—	26	26	17	9	34.6
Acquisition-related items	—	49	49	32	17	34.7
Loss on previously held forward starting interest rate swaps	—	—	45	29	16	35.6
Amortization of intangible assets	—	483	483	373	110	22.8
Certain tax adjustments	—	—	—	442	(442)	—
Non-GAAP	$7,058	$1,931	$1,759	$1,469	$290	16.5%

	Three months ended October 24, 2014
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$4,366	$1,030	$1,022	$828	$194	19.0%
Non-GAAP Adjustments:
Special charges	—	100	100	64	36	36.0
Acquisition-related items	—	61	61	60	1	1.6
Amortization of intangible assets	—	89	89	59	30	33.7
Non-GAAP	$4,366	$1,280	$1,272	$1,011	$261	20.5%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

	Six months ended October 30, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$14,332	$2,431	$2,023	$1,340	$683	33.8%
Non-GAAP Adjustments:
Impact of inventory step-up	—	226	226	165	61	27.0
Restructuring charges, net	—	140	140	108	32	22.9
Certain litigation charges	—	26	26	17	9	34.6
Acquisition-related items	—	120	120	84	36	30.0
Loss on previously held forward starting interest rate swaps	—	—	45	29	16	35.6
Amortization of intangible assets	—	964	964	746	218	22.6
Certain tax adjustments	—	—	—	442	(442)	—
Non-GAAP	$14,332	$3,907	$3,544	$2,931	$613	17.3%

	Six months ended October 24, 2014
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$8,639	$2,118	$2,105	$1,699	$406	19.3%
Non-GAAP Adjustments:
Special charges	—	100	100	64	36	36.0
Restructuring charges, net	—	30	30	22	8	26.7
Acquisition-related items	—	102	102	100	2	2.0
Amortization of intangible assets	—	176	176	117	59	33.5
Non-GAAP	$8,639	$2,526	$2,513	$2,002	$511	20.3%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.
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
Our critical accounting estimates include the following:
Revenue Recognition
The Company records price adjustment rebates as a reduction of net sales in the same period revenue is recognized. We estimate these rebates based on sales terms, historical experience, and trend analyses. Subsequent to the January 26, 2015 acquisition of Covidien, we reevaluated the judgments used by management of the Company in making estimates and assumptions that affect the reported amounts for revenues, expenses, assets, and liabilities related to revenue recognition. Based upon the lag time between the original sale to distributors at list price and the related distributor rebate claim earned at time of sale to the end customer, and the judgments involved in estimating such rebates, we consider price adjustment rebates for

Covidien to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Covidien price adjustment rebates charged against gross sales for the three and six months ended October 30, 2015 were $700 million and $1.426 billion, respectively.
Legal Proceedings
We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, other class actions, income tax matters, and environmental matters. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. Estimates of probable losses resulting from litigation, governmental proceedings, and income tax matters involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 16 to the current period's condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 16 to the current period's condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, and cash flows.
Income Taxes
Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and cash flows.
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
Our impairment reviews of other intangible assets are based on a discounted future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. Other intangible assets, net of accumulated amortization, were $27.731 billion and $28.101 billion as of October 30, 2015 and April 24, 2015, respectively.
Goodwill
Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $41.274 billion and $40.530 billion as of October 30, 2015 and April 24, 2015, respectively.
Contingent Consideration
Contingent consideration is recorded at the acquisition date at estimated fair value. The fair value of the contingent consideration is remeasured each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of income. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, and the timing or probability of achieving the milestones which trigger payment. The fair value of contingent consideration was $368 million and $264 million as of October 30, 2015 and April 24, 2015, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's condensed consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's condensed consolidated financial statements.

NET SALES
The table below illustrates net sales by operating segment and division for the three and six months ended October 30, 2015 and October 24, 2014:

	Three months ended			Six months ended
(in millions; NM - Not Meaningful)	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Cardiac Rhythm & Heart Failure	$1,324	$1,320	—%	$2,694	$2,577	5%
Coronary & Structural Heart	754	743	1	1,542	1,509	2
Aortic & Peripheral Vascular	404	223	81	814	454	79
TOTAL CARDIAC & VASCULAR GROUP	2,482	2,286	9	5,050	4,540	11
Surgical Solutions	1,291	—	NM	2,643	—	NM
Patient Monitoring & Recovery	1,065	—	NM	2,169	—	NM
TOTAL MINIMALLY INVASIVE THERAPIES GROUP	2,356	—	NM	4,812	—	NM
Spine	719	746	(4)	1,482	1,489	—
Neuromodulation	482	494	(2)	968	972	—
Surgical Technologies	426	410	4	845	792	7
Neurovascular	143	—	NM	281	—	NM
TOTAL RESTORATIVE THERAPIES GROUP	1,770	1,650	7	3,576	3,253	10
DIABETES GROUP	450	430	5	894	846	6
TOTAL	$7,058	$4,366	62%	$14,332	$8,639	66%
The increase in net sales for the three and six months ended October 30, 2015 as compared to the three and six months ended October 24, 2014 was primarily attributable to the Covidien acquisition, as well as strong growth in Cardiac and Vascular Group and growth in Restorative Therapies and Diabetes Groups. The results for Covidien are included in the Minimally Invasive Therapies Group, Aortic & Peripheral Vascular division, and the Neurovascular division. Net sales for the six months ended October 30, 2015 were favorably impacted by an additional selling week during the first quarter of fiscal year 2016. Net sales for the three and six months ended October 30, 2015 were unfavorably impacted by foreign currency translation of $452 million and $980 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net income due to foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” Note 8 to the current period's condensed consolidated financial statements, and Note 9 to our Annual Report on Form 10-K for the year ended April 24, 2015 for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular divisions. The Cardiac and Vascular Group's products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents, balloon, and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services (formerly known as Cardiocom) and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and six months ended October 30, 2015 were $2.482 billion and $5.050 billion, respectively, an increase of 9 percent and 11 percent, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 30, 2015 of $173 million and $375 million, respectively, as compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group's performance for the six months ended October 30, 2015 was favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Cardiac and Vascular Group’s performance for the three and six months ended October 30, 2015 also benefitted from the addition of the

Covidien Peripheral business into the Aortic & Peripheral Vascular division and resulted from strong net sales across all three divisions, primarily in the U.S. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and six months ended October 30, 2015 were $1.324 billion and $2.694 billion, respectively, which were flat and an increase of 5 percent, respectively, as compared to the same periods in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales for the three and six months ended October 30, 2015 were driven by strong growth in AF Solutions, with the continued global acceptance of our Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system. Additionally, net sales were driven by higher sales of the Reveal LINQ insertable cardiac monitor, continued strength of the Viva XT CRT-D with Attain Performa quadripolar CRT-D lead system in the U.S., and Evera MRI SureScan ICD in Japan and recently in the U.S. with a launch during the second quarter of fiscal year 2016. Net sales for the Cardiac Rhythm & Heart Failure division were affected by unfavorable foreign currency translation and continued pricing pressures in Europe.
Coronary & Structural Heart net sales for the three and six months ended October 30, 2015 were $754 million and $1.542 billion, respectively, an increase of 1 percent and 2 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in Coronary & Structural Heart net sales for the three and six months ended October 30, 2015 was driven by the CoreValve Evolut R recapturable system in the U.S., which was launched late in the first quarter of fiscal year 2016, and in Europe. In addition, net sales of Coronary & Structural Heart were driven by the international launch of the Resolute Onyx drug-eluting stent in November 2014, the continued acceptance of Resolute Integrity in the U.S., and the recent launches of the NC Euphora and SC Euphora balloon dilatation catheters. Net sales were partially offset by unfavorable foreign currency translation and continued pricing pressures in the U.S. and Europe in our Coronary business.
Aortic & Peripheral Vascular net sales for the three and six months ended October 30, 2015 were $404 million and $814 million, respectively, an increase of 81 percent and 79 percent, respectively, as compared to the same periods in the prior fiscal year. The Aortic & Peripheral Vascular division net sales performance for the three and six months ended October 30, 2015 benefitted from the addition of the Covidien peripheral business. The increase in Aortic & Peripheral Vascular net sales was driven by the ongoing global adoption of the IN.PACT Admiral drug-coated balloon, growth from the Endurant IIs Abdominal Aortic Aneurysm (AAA) stent graft system in the U.S, and strong adoption of our Aptus endoanchor technology. Net sales for the Aortic & Peripheral Vascular division were affected by unfavorable foreign currency translation, increased competition in international markets, and pricing pressures in Europe and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

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

•
Continued acceptance and future growth from the Evera family of ICDs. The Evera family of ICDs has increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body. Our Evera MRI SureScan ICD received CE Mark approval late in the fourth quarter of fiscal year 2014 and launched in Japan in November 2014. We received U.S. FDA approval of our Evera MRI SureScan ICD in the second quarter of fiscal year 2016.

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

•
Continued acceptance and future growth from Care Management Service's remote telemonitoring solutions business for the management of chronic diseases such as heart failure, diabetes, and hypertension. Care Management Services has a readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Continued acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals, both within Europe and in certain other regions around the world, to upgrade and more effectively manage their cath lab and hybrid operating rooms. At the end of the second quarter of fiscal year 2016, we had 60 long-term CLMS agreements.

•
Acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve in Japan. We received Japanese regulatory approval in March 2015 and are anticipating reimbursement approval and launch in Japan in the third quarter of fiscal year 2016. We received U.S. FDA approval for valve-in-valve implantation in March 2015.

•
Continued acceptance of CoreValve Evolut R, our next-generation recapturable system with differentiated 14-French equivalent delivery system. We have CE Mark approval for the 23 millimeter size of the valve and received CE Mark approval for the 26 and 29 millimeter sizes early in the fourth quarter of fiscal year 2015. We received U.S. FDA approval of the 23, 26, and 29 millimeter sizes in the first quarter of fiscal year 2016.

•
Acceptance of the Resolute Onyx drug-eluting coronary stent, which received CE Mark approval in November 2014. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during the procedure.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The global stent market continues to experience pricing pressure resulting from government austerity programs and reimbursement cuts in Europe and Japan.

•	Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System.

•
Acceptance of our VenaSeal closure system, which was launched in the U.S. in November 2015. The VenaSeal closure system is a minimally invasive procedure that uses a proprietary medical adhesive to close superficial veins of the lower extremities in patients with symptomatic venous reflux.

•
Continued and future acceptance of the Endurant family of AAA stent graft products. We received CE Mark and U.S. FDA approval of the Endurant IIs stent graft late in the second quarter of fiscal year 2015.

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

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group is composed of the Surgical Solutions and Patient Monitoring & Recovery divisions. The group looks to enhance patient outcomes through minimally invasive solutions with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The Surgical Solutions division's products include those for advanced and general surgical care (stapling, vessel sealing, and other surgical instruments), sutures, electrosurgery products, hernia mechanical devices, mesh implants, and solutions for gastrointestinal (GI), advanced ablation, and interventional lung. The Patient Monitoring & Recovery division's products include ventilators, capnography and other airway products, sensors, monitors, compression and dialysis products, enteral feeding, wound care, and medical surgical products (including operating room supply products, electrodes, needles, syringes, and sharps disposals). The Minimally Invasive Therapies Group’s net sales for the three and six months ended October 30, 2015 were $2.356 billion and $4.812 billion, respectively. Revenue growth rates as compared to the same period in the prior fiscal year are not included, as the Minimally Invasive Therapies Group was created upon the acquisition of Covidien, which closed on January 26, 2015. The Minimally Invasive Therapies Group contains the majority of Covidien's former operations.

Surgical Solutions net sales for the three and six months ended October 30, 2015 were $1.291 billion and $2.643 billion, respectively. The strong net sales performance in Surgical Solutions for the three and six months ended October 30, 2015 was mainly attributable to stapling, energy, and general surgical products. Stapling and energy products results benefitted from continued strong worldwide market adoption of the Endo GIA Reinforced Reload and LigaSure Maryland Jaw, respectively. General surgical products results were largely due to sales of sutures and electrosurgery products. We also benefitted from the acquisition of RF Surgical Solutions, Inc. during the second quarter of fiscal year 2016. Further, Early Technologies product performance was driven by gastrointestinal diagnostics.

Patient Monitoring & Recovery net sales for the three and six months ended October 30, 2015 were $1.065 billion and $2.169 billion, respectively. Net sales results in Patient Monitoring & Recovery for the three and six months ended October 30, 2015 were driven mainly by U.S. Respiratory and Patient Monitoring, Patient Care and Safety, and Nursing Care. Respiratory and patient monitoring performance was attributable to sensors, airway products, and acute ventilator sales. Further, Patient Care and Safety net sales results were due to sales of compression, dialysis, and SharpSafety products, as well as electrodes, while Nursing Care results were largely driven by sales of incontinence, enteral feeding, and wound care products.

Looking ahead, we expect the Minimally Invasive Therapies Group could be affected by the following:

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

Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, Surgical Technologies, and Neurovascular divisions. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. With the addition of the Neurovascular division through the January 2015 Covidien acquisition, the group manufactures and markets products and therapies to treat diseases of the vasculature in and around the brain and includes sales of coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and six months ended October 30, 2015 were $1.770 billion and $3.576 billion, respectively, an increase of 7 percent and 10 percent, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 30, 2015 of $76 million and $163 million, respectively, as compared to the same periods in the prior fiscal year. The Restorative Therapies Group performance for the six months ended October 30, 2015 was favorably affected by an additional selling week during the first quarter of fiscal year 2016. The Restorative Therapies Group’s performance for the three and six months ended October 30, 2015 was driven by solid growth in Surgical Technologies and benefitted from the addition of the Neurovascular division. Results for the three months ended October 30, 2015 were also impacted by declines in Neuromodulation and Spine. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and six months ended October 30, 2015 were $719 million and $1.482 billion, respectively, a decrease of 4 percent and flat, respectively, compared to the same periods in the prior fiscal year. The decrease in Spine net sales for the three months ended October 30, 2015 was primarily driven by declines in Core Spine and Interventional Spine. In Core Spine, declines were driven by continued pressure in the U.S. on aging product platforms. Interventional Spine net sales decrease was driven by continued pricing pressures in the market. Underlying demand for BMP continued to stabilize during the six months ended October 30, 2015. Net sales for Spine were affected by unfavorable foreign currency translation for both the three and six months ended October 30, 2015.
Neuromodulation net sales for the three and six months ended October 30, 2015 were $482 million and $968 million, respectively, a decrease of 2 percent and flat, respectively, compared to the same periods in the prior fiscal year. The decrease in net sales was primarily due to challenges in our drug pump business as a result of the U.S. FDA consent decree, and unfavorable foreign currency translation, partially offset by growth in Gastro/Uro in the U.S. and Europe and growth in our Activa deep brain stimulation (DBS) systems for movement disorders. Despite competitive pressures in our Pain Stim business, our AdaptiveStim HD programming options continue to receive strong market acceptance.
Surgical Technologies net sales for the three and six months ended October 30, 2015 were $426 million and $845 million, respectively, an increase of 4 percent and 7 percent, respectively, compared to the same period in the prior fiscal year. The increase in net sales was driven by strong growth in Advanced Energy and solid growth in Neurosurgery and ENT, partially offset by unfavorable foreign currency translation. Net sales growth was driven by strong growth the Aquamantys Transcollation and PEAK PlasmaBlade technologies, as well as disposables and service revenue. Surgical Technologies continues to benefit from the adoption of new products, including the Straightshot M5 Microdebrider, Visualase, and NuVent sinus balloons, which were partially offset by the divestiture of our manual instruments product line, including MicroFrance instruments, during the third quarter of fiscal year 2015.
Neurovascular net sales for the three and six months ended October 30, 2015 were $143 million and $281 million, respectively. The division contributed revenue from the strength of its Flow Diversion, Stents, and Access product lines, partially offset by unfavorable foreign currency translation. New products, such as our PipelineFlex device and Solitaire FR revascularization device, drove solid performance in Flow Diversion and Stents. The New England Journal of Medicine published several positive clinical trials on our Solitaire FR revascularization device earlier this year, resulting in continued customer adoption of the product. Use of the Solitaire FR revascularization and Pipeline Flex devices also resulted in increased sales of neurovascular access products.
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

•	Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system.

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

Diabetes Group
The Diabetes Group is composed of the Intensive Insulin Management (IIM), Non-Intensive Diabetes Therapies (NDT) and Diabetes Service & Solutions (DSS) divisions. The Diabetes Group products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and six months ended October 30, 2015 were $450 million and $894 million, respectively, an increase of 5 percent and 6 percent, respectively, as compared to the same periods in the prior fiscal year. The Diabetes Group's performance for the six months ended October 30, 2015 was favorably affected by an additional selling week during the first quarter of fiscal year

2016. Net sales in the U.S. increased 9 percent and 11 percent for the three and six months ended October 30, 2015, respectively, as compared to the same periods in the prior fiscal year. The Diabetes Group's performance in the U.S. was driven by the ongoing U.S. launch of the MiniMed 530G System with Enlite sensor in the IIM division. Net sales in the international markets decreased 2 percent for both the three and six months ended October 30, 2015, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 30, 2015 of $28 million and $61 million, respectively, as compared to the same periods in the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the ongoing launch in select markets of our next-generation MiniMed 640G System with the Enhanced Enlite sensor.
Looking ahead, we expect our Diabetes Group could be affected by the following:

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

•
Continued acceptance and future growth from our next-generation pump systems, the MiniMed 640G with SmartGuard predictive low-glucose management, which has launched in Europe and Australia, and the MiniMed 620G, the first integrated system customized for the Japanese market. The Company continues to make progress in bringing the SmartGuard technology to the U.S. and plans to submit the premarket approval to the U.S. FDA in the third quarter of fiscal year 2016.

•
Acceptance of MiniMed Connect, which allows users to view their insulin pump and CGM data on a smartphone and provides remote monitoring and text message notifications. The Company received U.S. FDA approval during the first quarter of fiscal 2016.

OPERATIONS BY MARKET GEOGRAPHY
The table below illustrates net sales by market geography for each of our operating segments for the three and six months ended October 30, 2015 and October 24, 2014:

	Three months ended October 30, 2015			Three months ended October 24, 2014
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$1,334	$772	$376	$1,069	$834	$383
Minimally Invasive Therapies Group	1,263	777	316	—	—	—
Restorative Therapies Group	1,221	368	181	1,130	378	142
Diabetes Group	280	135	35	257	134	39
Total	$4,098	$2,052	$908	$2,456	$1,346	$564

	Six months ended October 30, 2015			Six months ended October 24, 2014
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$2,686	$1,603	$761	$2,088	$1,694	$758
Minimally Invasive Therapies Group	2,555	1,618	639	—	—	—
Restorative Therapies Group	2,445	754	377	2,202	768	283
Diabetes Group	554	274	66	499	277	70
Total	$8,240	$4,249	$1,843	$4,789	$2,739	$1,111
For the three and six months ended October 30, 2015, consolidated net sales in the U.S. increased 67 percent and 72 percent, respectively, non-U.S. developed markets increased 52 percent and 55 percent, respectively, and emerging markets increased 61 percent and 66 percent, respectively, as compared to the same periods in the prior fiscal year. The growth in all markets was primarily driven by the addition of Minimally Invasive Therapies Group net sales totaling $2.356 billion and $4.812 billion for the three and six months ended October 30, 2015, respectively. The growth in all markets for the six months ended October 30, 2015 was also favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The increase in net sales was partially offset by unfavorable foreign currency translation for the three and six months ended October 30, 2015 of $322 million and $757 million, respectively, for non-U.S. developed markets and $130 million and $223 million, respectively, for emerging markets.
COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Cost of products sold	30.9%	26.2%	32.4%	26.0%
Research and development expense	7.7	8.6	7.7	8.6
Selling, general, and administrative expense	33.2	34.5	33.4	34.9
Cost of Products Sold
Cost of products sold for the three and six months ended October 30, 2015 was $2.182 billion and $4.638 billion, respectively. For the three and six months ended October 30, 2015, cost of products sold as a percent of net sales increased 4.7 percentage points and 6.4 percentage points, respectively, as compared to the same periods in the prior fiscal year. The increase for both the three and six months ended October 30, 2015 is primarily related to the acquisition of Covidien, which experiences higher costs of products sold as a percentage of net sales. For the six months ended October 30, 2015 the increase was also attributable to a $226 million charge during the first quarter of fiscal year 2016 related to amortization of the remaining Covidien inventory fair value adjustment.
Research and Development Expense
We continue to invest in new technologies to drive future growth. Research and development expense for the three and six months ended October 30, 2015 was $545 million and $1.103 billion, respectively. Research and development expense increased $171 million and $364 million for the three and six months ended October 30, 2015, respectively, as compared to the same periods in the prior fiscal year as we continue to innovate and develop new value-based offerings for the market. For both the three and six months ended October 30, 2015, research and development expense as a percent of net sales decreased 0.9 of a percentage point as compared to the same periods in the prior fiscal year, which is primarily attributable to higher net sales as a result of the acquisition of Covidien. The Company expects research and development expense as a percentage of net sales to continue to be in a range between 7 and 8 percent in fiscal year 2016.
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
Selling, General, and Administrative Expense
Selling, general, and administrative expense for the three and six months ended October 30, 2015 was $2.343 billion and $4.792 billion, respectively. For the three and six months ended October 30, 2015, selling, general, and administrative expense as a percent of net sales decreased 1.3 percentage points and 1.5 percentage points, respectively, as compared to the same periods in the prior fiscal year. This decrease includes the realization of cost synergies from the Covidien acquisition, as well as continued execution on the legacy leverage initiatives of both Medtronic and Covidien.

The following is a summary of other costs and expenses:

	Three months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Special charges	$—	$100	$—	$100
Restructuring charges, net	73	—	140	30
Certain litigation charges	26	—	26	—
Acquisition-related items	49	61	120	102
Amortization of intangible assets	483	89	964	176
Other expense, net	57	63	118	114
Interest expense, net	217	8	408	13
Special Charges
During the three and six months ended October 30, 2015, there were no special charges.

During the three and six months ended October 24, 2014, consistent with our commitment to improving the health of people and communities throughout the world, we made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation. The Medtronic Foundation is a related party non-profit organization.
Restructuring Charges, Net
We incur restructuring charges in connection with our cost-reduction and productivity initiatives or with acquisitions when we implement plans to restructure and integrate the acquired operations. Amounts recognized as restructuring charges result from a series of judgments and estimates about future events and uncertainties and rely heavily on assumptions upon implementation of the initiative programs. Restructuring programs may affect the comparability of our operating results between periods.

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

Currently, we have several initiative programs in various states of progress with total restructuring liabilities of $212 million at October 30, 2015. During the three and six months ended October 30, 2015, we incurred $86 million and $153 million, respectively, in restructuring charges related to the cost synergies initiative. These restructuring charges were partially offset by a $13 million reversal of excess restructuring reserves during the second quarter of fiscal year 2016.

For additional information, see Note 5 to the current period's condensed consolidated financial statements.
Certain Litigation Charges
During the three and six months ended October 30, 2015, we recorded additional certain litigation charges of $26 million, which relates to probable and reasonably estimable INFUSE product liability litigation.
During the three and six months ended October 24, 2014, there were no certain litigation charges.
Acquisition-Related Items
During the three and six months ended October 30, 2015, we recorded acquisition-related items of $49 million and $120 million, respectively, primarily due to integration-related costs incurred in connection with the Covidien acquisition, partially offset by income related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009.
During the three and six months ended October 24, 2014, we recorded acquisition-related items of $61 million and $102 million, respectively, primarily due to transaction-related costs incurred in connection with the Covidien acquisition.

Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of customer-related, purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and six months ended October 30, 2015, amortization expense was $483 million and $964 million, respectively, as compared to $89 million and $176 million, respectively, for the same periods in the prior fiscal year. For the three and six months ended October 30, 2015, the increases were primarily due to the acquisition of Covidien, which contributed $392 million and $782 million, respectively, to amortization expense. The increase was partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and realized and unrealized derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three and six months ended October 30, 2015, other expense, net was $57 million and $118 million, respectively, as compared to $63 million and $114 million, respectively, for the same periods in the prior fiscal year. The largest contributor to the change in other expense, net for three and six months ended October 30, 2015 was an increase in net realized foreign currency gains of $58 million and $131 million, respectively. For the three and six months ended October 30, 2015 total net realized foreign currency gains recorded in other expense, net were $71 million and $135 million, respectively, compared to gains recorded in the same periods in the prior year of $12 million and $4 million, respectively. The increase in net realized foreign currency gains was offset by increases in both the U.S. medical device excise tax and royalty expense due to the Covidien acquisition. The change in other expense, net for the six months ended October 30, 2015 was also impacted by higher impairment losses recognized on equity investments as compared to the prior year.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and six months ended October 30, 2015, interest expense, net was $217 million and $408 million, respectively, as compared to $8 million and $13 million, respectively, for the same periods of the prior fiscal year. The increase in interest expense, net during the three and six months ended October 30, 2015 was driven by an increase in interest expense related to an increase in total short-term and long-term borrowings, primarily resulting from the Covidien acquisition. We incurred a $45 million loss on interest rate swaps, which were previously entered into in advance of a planned debt issuance that is no longer expected post the Internal Reorganization discussed in the "Income Taxes" section of this management's discussion and analysis. Additionally, the increase in interest expense was partially offset by an increase in interest income due to higher investment balances for the three and six months ended October 30, 2015.
INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Provision for income taxes	$563	$194	$683	$406
Income from operations before taxes	1,083	1,022	2,023	2,105
Effective tax rate	52.0%	19.0%	33.8%	19.3%

Non-GAAP provision for income taxes	$290	$261	$613	$511
Non-GAAP income from operations before taxes	$1,759	$1,272	$3,544	$2,513
Non-GAAP Nominal Tax Rate	16.5%	20.5%	17.3%	20.3%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(35.5)%	1.5%	(16.5)%	1.0%
Our effective tax rate for the three and six months ended October 30, 2015 was 52.0 percent and 33.8 percent, respectively, compared to 19.0 percent and 19.3 percent for the three and six months ended October 24, 2014, respectively. The change in the effective tax rates for the three and six months ended October 30, 2015 was primarily due to the impact of certain tax adjustments which largely relates to the Internal Reorganization of the ownership of certain legacy Covidien businesses, as defined below, the impact of special charges, restructuring charges, net, acquisition-related items, the other effects of the acquisition of Covidien, and year over year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 30, 2015 was 16.5 percent and 17.3 percent, respectively, compared to 20.5 percent and 20.3 percent for the three and six months ended October 24, 2014, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the impact from the Transactions and the year over year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 30, 2015 of approximately $18 million and $36 million, respectively.
Certain Tax Adjustments
During the three and six months ended October 30, 2015, we recorded certain tax adjustments of $442 million, which primarily relates to U.S. income tax expense resulting from our completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by our U.S.-controlled non-U.S. subsidiaries (the Internal Reorganization). As a result of the Internal Reorganization, approximately $9.3 billion of cash, cash equivalents and investments in marketable debt and equity securities previously held by U.S.-controlled non-U.S. subsidiaries became available for general corporate purposes.
During the three and six months ended October 24, 2014, there were no certain tax adjustments.
See Notes 11 and 16 to the current period's condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	October 30, 2015	April 24, 2015
Working capital	$20,597	$21,671
Current ratio*	3.5:1.0	3.4:1.0
Cash, cash equivalents, and current investments	$17,229	$19,480
Less: Short-term borrowings and long-term debt	35,848	36,186
Net cash position**	$(18,619)	$(16,706)
Total shareholders' equity	$52,269	$53,230
Debt-to-total capital ratio ***	41%	40%

*	Current ratio is the ratio of current assets to current liabilities.
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
As of October 30, 2015, we believe our balance sheet and liquidity provide us with flexibility for the future. Approximately $6 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents, and investments, as well as our $3.500 billion revolving credit facility, and related $3.500 billion commercial paper program ($1.307 billion commercial paper was outstanding as of October 30, 2015), will satisfy our foreseeable working capital requirements for at least the next 12 months.  We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. From time to time, we also may consider repayments, redemptions or repurchases for cash of our outstanding indebtedness, by means of one or more tender offers or otherwise.
See Notes 7, 16, and 18 to the current period's condensed consolidated financial statements for additional information regarding the Company's long-term debt and related guarantees.

Rating at (1)
	October 30, 2015	April 24, 2015
Standard & Poor's (S&P) Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service (Moody's)
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's (S&P) Ratings Services' and Moody's Investors Service long-term debt rating and short-term debt rating at October 30, 2015 were unchanged as compared to the ratings at April 24, 2015. We do not expect the Moody's and S&P Ratings Services' ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, our $3.500 billion revolving credit facility and related $3.500 billion commercial paper program discussed above and within the “Debt and Capital” section of this management's discussion and analysis.
Our net cash position as of October 30, 2015, as defined above, decreased by $1.913 billion as compared to April 24, 2015 and resulted primarily from payments of maturing long-term debt, an increase in cash paid for dividends to shareholders, and an increase in cash used for acquisitions.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows.
Note 16 to the current period's condensed consolidated financial statements provides information regarding amounts we have accrued related to significant commitments and contingencies. In accordance with U.S. GAAP, we record a liability in our condensed consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated.
We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs. However, from time to time we evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
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
For the three and six months ended October 30, 2015, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of cost. As of October 30, 2015, we had $406 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $14.873 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the current period's condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Six months ended
(in millions)	October 30, 2015	October 24, 2014
Cash provided by (used in):
Operating activities	$2,095	$1,223
Investing activities	(2,074)	(1,153)
Financing activities	(2,525)	(127)
Effect of exchange rate changes on cash and cash equivalents	39	(59)
Net change in cash and cash equivalents	$(2,465)	$(116)
Operating Activities
Our net cash provided by operating activities was $2.095 billion for the six months ended October 30, 2015 compared to $1.223 billion for the six months ended October 24, 2014. The $872 million increase in net cash provided by operating activities was primarily attributable to the $750 million settlement payment made to Edwards in May 2014.
Investing Activities
Our net cash used in investing activities was $2.074 billion for the six months ended October 30, 2015 compared to $1.153 billion for the six months ended October 24, 2014. The $921 million increase in net cash used in investing activities during the six months ended October 30, 2015 was primarily attributable to an increase in cash used for acquisitions and increased net purchases of marketable securities compared to the same period in the prior fiscal year.
Financing Activities
Our net cash used in financing activities was $2.525 billion for the six months ended October 30, 2015 compared to $127 million used in financing activities for the six months ended October 24, 2014. The $2.398 billion increase in net cash used in financing activities was primarily attributable to payments of maturing long-term debt, an increase in cash paid for dividends to shareholders, and lower levels of short-term borrowings compared to the same period in the prior year.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, is calculated by subtracting property, plant, and equipment additions from operating cash flows. Management uses this non-GAAP financial measure, in addition to U.S. GAAP financial measures to evaluate our operating results. Free cash flow should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

	Six months ended
(in millions)	October 30, 2015	October 24, 2014
Net cash provided by operating activities	$2,095	$1,223
Net cash used in investing activities	(2,074)	(1,153)
Net cash used in financing activities	(2,525)	(127)

Net cash provided by operating activities	2,095	1,223
Additions to property, plant, and equipment	(446)	(210)
Free cash flow	$1,649	$1,013

Dividends to shareholders	1,075	602
Repurchase of ordinary shares	1,460	1,620
Issuances of ordinary shares	(263)	(312)
Return to shareholders	$2,272	$1,910
Consistent with our commitment to our shareholders, we anticipate returning 50 percent of our free cash flow to shareholders during fiscal year 2016.

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 41 percent and 40 percent as of October 30, 2015 and April 24, 2015, respectively.
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
During the three and six months ended October 30, 2015, we repurchased approximately 9.7 million and 19.6 million shares, respectively, at an average price per share of $73.59 and $74.38, respectively. As of October 30, 2015, we had approximately 90.0 million shares remaining under share repurchase programs authorized by our Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of October 30, 2015, was $2.158 billion compared to $2.434 billion as of April 24, 2015. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of October 30, 2015 was $33.690 billion compared to $33.752 billion as of April 24, 2015.
For more information on our financing arrangements, see Note 7 to the current period's condensed consolidated financial statements.
Credit Arrangements
As of October 30, 2015, we maintained a commercial paper program that allowed us to have a maximum of $3.500 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 30, 2015, the Company had $1.307 billion of commercial paper outstanding. No amount of commercial paper was outstanding as of April 24, 2015. During the three and six months ended October 30, 2015, the weighted average original maturity of the commercial paper outstanding was approximately 47 days and 45 days, respectively, and the weighted average interest rate was 0.44 percent and 0.42 percent, respectively. The issuance of commercial paper reduced the amount of credit available under our revolving credit facility.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this management discussion and analysis, Note 7 to the current period's condensed consolidated financial statements, and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 24, 2015.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, developments in the markets for our products, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity shortfalls, decreasing prices and pricing pressure, fluctuations in foreign currency exchange rates, changes in applicable tax rates, positions taken by taxing authorities, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to achieve the intended benefits of the Covidien and other acquisitions or disruption of our current plans and operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 24, 2015. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at October 30, 2015 and April 24, 2015 was $10.086 billion and $9.782 billion, respectively. At October 30, 2015, these contracts were in an unrealized gain position of $363 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at October 30, 2015 indicates that, if our portfolio uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $697 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of October 30, 2015, indicates that the fair value of these instruments would correspondingly change by $85 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, see the “Liquidity and Capital Resources” section of the current period's management's discussion and analysis. For additional discussion of market risk, see Notes 6 and 8 to the current period's condensed consolidated financial statements.
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

Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, on January 26, 2015, the Company completed the acquisition of Covidien plc. As a result, in its Annual Report on Form 10-K for the period ending April 24, 2015 management excluded Covidien from its assessment of internal control over financial reporting. Management is in the process of documenting and testing Covidien’s internal controls over financial reporting, and will incorporate Covidien into its annual assessment of internal control over financial reporting for its fiscal year ending April 29, 2016. Covidien is a wholly-owned subsidiary whose total assets represent 16 percent of the condensed consolidated balance sheet amount as of October 30, 2015 and represents 36 percent of total revenues of the condensed consolidated statements of income amounts for both the three and six months ended October 30, 2015.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 16 to the current period's condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
8/1/2015-8/28/2015	3,239,698	$77.26	3,239,698	96,444,313
8/29/2015-10/2/2015	1,431,609	69.85	1,431,609	95,012,704
10/3/2015-10/30/2015	4,982,277	72.28	4,982,277	90,030,427
Total	9,653,584	$73.59	9,653,584	90,030,427

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
10.1
Amendment dated September 30, 2015, to Senior Unsecured Term Loan Credit Agreement dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings, SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

10.2
Amendment dated September 30, 2015, to Amended and Restated Revolving Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings, SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank.

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

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	December 9, 2015	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	December 9, 2015	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer