Form 10-Q
period 2016-01-29
Medtronic plc
filed 2016-03-09
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 29, 2016
Commission File Number 001-36820

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No x
As of March 3, 2016, 1,401,043,252 ordinary shares, par value $0.0001, 40,000 Euro deferred shares, par value €1.00, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
	(in millions, except per share data)
Net sales	$6,934	$4,318	$21,266	$12,957

Costs and expenses:
Cost of products sold	2,141	1,128	6,779	3,375
Research and development expense	546	373	1,649	1,112
Selling, general, and administrative expense	2,317	1,487	7,109	4,500
Special charges	—	(138)	—	(38)
Restructuring charges, net	19	—	159	30
Certain litigation charges	—	—	26	—
Acquisition-related items	63	80	183	182
Amortization of intangible assets	484	89	1,448	265
Other expense, net	9	24	127	138
Operating profit	1,355	1,275	3,786	3,393

Interest income	(99)	(95)	(321)	(274)
Interest expense	275	176	905	368
Interest expense, net	176	81	584	94
Income from operations before income taxes	1,179	1,194	3,202	3,299

Provision for income taxes	84	217	767	623

Net income	$1,095	$977	$2,435	$2,676

Basic earnings per share	$0.78	$0.99	$1.72	$2.71

Diluted earnings per share	$0.77	$0.98	$1.70	$2.68

Basic weighted average shares outstanding	1,406.6	983.8	1,412.5	986.6

Diluted weighted average shares outstanding	1,422.2	995.8	1,429.2	998.5

Cash dividends declared per ordinary share	$0.380	$0.305	$1.140	$0.915
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
	(in millions)
Net income	$1,095	$977	$2,435	$2,676

Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities, net of tax benefit of $(34), $(20), $(149), and $(7), respectively	(61)	(37)	(268)	(17)
Translation adjustment	(1,454)	(203)	(1,513)	(332)
Net change in retirement obligations, net of tax expense of $10, $6, $30, and $18, respectively	27	21	62	63
Unrealized (loss) gain on derivatives, net of tax (benefit) expense of $(3), $36, $(36), and $125, respectively	(6)	64	(62)	222

Other comprehensive loss	(1,494)	(155)	(1,781)	(64)

Comprehensive (loss) income	$(399)	$822	$654	$2,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 29, 2016	April 24, 2015
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,721	$4,843
Investments	14,565	14,637
Accounts receivable, less allowances of $164 and $144, respectively	4,863	5,112
Inventories	3,536	3,463
Tax assets	502	1,335
Prepaid expenses and other current assets	1,382	1,454
Total current assets	27,569	30,844

Property, plant, and equipment	9,346	8,863
Accumulated depreciation	(4,710)	(4,164)
Property, plant, and equipment, net	4,636	4,699
Goodwill	40,376	40,530
Other intangible assets, net	27,316	28,101
Long-term tax assets	1,060	774
Other assets	1,749	1,737
Total assets	$102,706	$106,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,153	$2,434
Accounts payable	1,437	1,610
Accrued compensation	1,481	1,611
Accrued income taxes	454	935
Deferred tax liabilities	—	119
Other accrued expenses	2,616	2,464
Total current liabilities	8,141	9,173

Long-term debt	33,681	33,752
Long-term accrued compensation and retirement benefits	1,585	1,535
Long-term accrued income taxes	2,822	2,476
Long-term deferred tax liabilities	3,802	4,700
Other long-term liabilities	1,859	1,819
Total liabilities	51,890	53,455

Commitments and contingencies (Notes 3 and 16)

Shareholders’ equity:
Ordinary shares— par value $0.0001	—	—
Retained earnings	53,781	54,414
Accumulated other comprehensive loss	(2,965)	(1,184)
Total shareholders’ equity	50,816	53,230
Total liabilities and shareholders’ equity	$102,706	$106,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	January 29, 2016	January 23, 2015
	(in millions)
Operating Activities:
Net income	$2,435	$2,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,112	629
Amortization of debt issuance costs	22	69
Acquisition-related items	216	2
Provision for doubtful accounts	43	25
Deferred income taxes	(291)	(20)
Stock-based compensation	291	115
Other, net	(117)	(96)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	86	(60)
Inventories	(388)	(245)
Accounts payable and accrued liabilities	177	702
Other operating assets and liabilities	(399)	(1)
Certain litigation charges	26	—
Certain litigation payments	(321)	(806)
Net cash provided by operating activities	3,892	2,990
Investing Activities:
Acquisitions, net of cash acquired	(1,132)	(611)
Additions to property, plant, and equipment	(693)	(316)
Purchases of marketable securities	(4,509)	(5,327)
Sales and maturities of marketable securities	4,017	4,351
Other investing activities, net	(11)	60
Net cash used in investing activities	(2,328)	(1,843)
Financing Activities:
Acquisition-related contingent consideration	(21)	(5)
Change in short-term borrowings, net	1,223	7
Repayment of short-term borrowings (maturities greater than 90 days)	(48)	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	139	150
Issuance of long-term debt	—	16,918
Payments on long-term debt	(1,612)	(13)
Dividends to shareholders	(1,608)	(902)
Issuance of ordinary shares	360	477
Repurchase of ordinary shares	(2,170)	(1,620)
Other financing activities, net	60	(64)
Net cash used in financing activities	(3,677)	14,798
Effect of exchange rate changes on cash and cash equivalents	(9)	(117)
Net change in cash and cash equivalents	(2,122)	15,828
Cash and cash equivalents at beginning of period	4,843	1,403
Cash and cash equivalents at end of period	$2,721	$17,231
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,236	$446
Interest	707	221
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
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended 2015.
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
In September 2015, the FASB issued accounting guidance which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. An acquirer in a business combination is required to report provisional amounts when measurements are incomplete at the end of the reporting period covering the business combination. Prior to the issuance of the new guidance, an acquirer was required to adjust such provisional amounts by restating prior period financial statements. Under the new guidance, the acquirer will recognize the measurement-period adjustment in the period the adjustment is determined. The Company prospectively adopted this accounting guidance in the third quarter of fiscal year 2016. Its adoption did not have a material impact on the Company's condensed consolidated financial statements.

In November 2015, the FASB issued accounting guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Condensed Consolidated Balance Sheets. Current guidance requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. Entities have the option to apply the new guidance prospectively or retrospectively. This accounting guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted this accounting guidance in the third quarter of fiscal year 2016. Prior periods have not been retrospectively adjusted for adoption of this statement.
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first three quarters of fiscal years 2016 and 2015. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the companies acquired were recorded and consolidated as of the acquisition date at their respective fair values. Unless otherwise disclosed, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three and nine months ended January 29, 2016 or January 23, 2015. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of income since the date each company was acquired.
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
Covidien was a global leader in the development, manufacture, and sale of healthcare products for use in clinical and home settings. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group, and Restorative Therapies Group segments.
Fair Value of Assets Acquired and Liabilities Assumed
The Company accounted for the acquisition of Covidien as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the Acquisition Date. The fair value of assets acquired and liabilities assumed was finalized during the third quarter of fiscal year 2016. During the measurement period, which ended January 26, 2016, adjustments were made to finalize Covidien's preliminary fair value estimates related primarily to other current assets, intangible assets, goodwill, certain property value, contingent liabilities and the related deferred tax impacts. Based upon the acquisition valuation, the Company acquired $18.3 billion of customer-related intangible assets, $7.1 billion of technology-based intangible assets, $0.4 billion of tradenames, with weighted average estimated useful lives of 18, 16, and 6 years, respectively, $0.4 billion of in-process research and development (IPR&D), and $30.0 billion of goodwill.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of the assets acquired and liabilities assumed in connection with the Transactions are as follows:

(estimated in millions)	January 26, 2015 (as previously reported)	Adjustments	January 26, 2015 (as adjusted)
Accounts receivable	$1,349	$—	$1,349
Inventories	2,222	(3)	2,219
Other current assets	2,949	232	3,181
Property, plant, and equipment	2,354	(61)	2,293
Goodwill	29,586	393	29,979
Intangible assets	26,265	(55)	26,210
Other assets	747	14	761
Total assets acquired	65,472	520	65,992

Short-term borrowings	1,011	—	1,011
Other current liabilities	2,331	103	2,434
Long-term debt	4,623	—	4,623
Long-term deferred tax liabilities	4,736	9	4,745
Other long-term liabilities	2,783	408	3,191
Total liabilities assumed	15,484	520	16,004
Net assets acquired	$49,988	$—	$49,988
Contingent liabilities assumed as part of the Transactions total $2.7 billion and are included within accrued income taxes, other accrued expenses, long-term accrued income taxes, and other long-term liabilities in the condensed consolidated balance sheet. These contingent liabilities include $1.5 billion related to income taxes (including uncertain tax positions and guarantee commitments) and $1.2 billion related to legal claims (including product liability and environmental matters). Contingent liabilities are recorded at their estimated fair values, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. See Note 16 to the condensed consolidated financial statements for additional background on contingent liabilities.
For additional information related to the Transactions, see Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015.
Fiscal Year 2016
The fair values of the assets acquired and liabilities assumed during the nine months ended January 29, 2016 are as follows:

(in millions)	Twelve, Inc.	RF Surgical Systems, Inc.	Medina Medical	All Other	Total
Other current assets	$60	$43	$11	$40	$154
Property, plant, and equipment	—	3	—	5	8
IPR&D	192	—	122	143	457
Other intangible assets	—	115	—	184	299
Goodwill	301	132	126	238	797
Other assets	—	2	—	15	17
Total assets acquired	553	295	259	625	1,732

Current liabilities	37	28	6	21	92
Long-term deferred tax liabilities, net	44	27	34	56	161
Other liabilities	—	—	—	2	2
Total liabilities assumed	81	55	40	79	255
Net assets acquired	$472	$240	$219	$546	$1,477

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
RF Surgical Systems, Inc.
On August 11, 2015, the Company's Surgical Solutions division acquired RF Surgical Systems, Inc. (RF Surgical), a medical device company focused on the detection and prevention of retained surgical sponges. Total consideration for the transaction was approximately $240 million. Based upon a preliminary acquisition valuation, the Company acquired $68 million of technology-based intangible assets, $47 million of customer-related intangible assets, with estimated useful lives of 18 and 16 years, respectively, and $132 million of goodwill. The acquired goodwill is not deductible for tax purposes.
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
Acquisition-Related Items
During the three and nine months ended January 29, 2016, the Company recorded acquisition-related items of $63 million and $183 million, respectively, primarily due to integration related costs incurred in connection with the Covidien acquisition, partially offset by income related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009.
Fiscal Year 2015
The fair values of the assets acquired and liabilities assumed from acquisitions during fiscal year 2015, other than the Covidien acquisition, are as follows:

(in millions)	NGC Medical S.p.A.	Sapiens Steering Brain Stimulation	All Other	Total
Other current assets	$55	$3	$12	$70
Property, plant, and equipment	15	1	2	18
IPR&D	—	30	39	69
Other intangible assets	159	—	157	316
Goodwill	197	170	108	475
Other assets	3	3	49	55
Total assets acquired	429	207	367	1,003

Current liabilities	34	4	6	44
Long-term deferred tax liabilities, net	51	—	66	117
Other liabilities	4	—	—	4
Total liabilities assumed	89	4	72	165
Net assets acquired	$340	$203	$295	$838
The Company accounted for the acquisitions above as business combinations using the acquisition method of accounting.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Acquisitions and Acquisition-Related Items
During the three and nine months ended January 23, 2015, the Company recorded acquisition-related items of $80 million and $182 million, respectively, primarily due to costs incurred in connection with the Covidien acquisition.
Contingent Consideration
Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. For business combinations or purchases of intellectual property prior to April 24, 2009, the estimated maximum amount of undiscounted future contingent consideration payments that the Company expected to make was approximately $177 million at January 29, 2016. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2016 and thereafter.
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
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Fair Value at
($ in millions)	January 29, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 27.2%
Revenue-based payments	$191	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2016 - 2025
			Discount rate	0.3% - 5.5%
Product development-based payments	$180	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2016 - 2025
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of January 29, 2016 and April 24, 2015, was $371 million and $264 million, respectively. As of January 29, 2016, $311 million was reflected in other long-term liabilities and $60 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 24, 2015, $242 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Beginning Balance	$368	$91	$264	$68
Purchase price contingent consideration	14	6	149	29
Contingent consideration payments	(2)	—	(22)	(5)
Change in fair value of contingent consideration	(9)	(4)	(20)	1
Ending Balance	$371	$93	$371	$93

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Special Charges and Certain Litigation Charges
Special Charges
During the three and nine months ended January 29, 2016, there were no special charges.
During the three months ended January 23, 2015, the Company recognized a $138 million gain, which consisted of a $41 million gain on the sale of a product line in the Surgical Technologies division, and a $97 million gain on the sale of an equity method investment. In addition, during the nine months ended January 23, 2015, continuing the Company's commitment to improving the health of people and communities throughout the world, the Company made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
Certain Litigation Charges
The Company classifies material litigation reserves and gains recognized as certain litigation charges. During the three months ended January 29, 2016, there were no certain litigation charges. During the nine months ended January 29, 2016, the Company recorded certain litigation charges of $26 million, which relates to probable and reasonably estimable INFUSE product liability litigation.
During the three and nine months ended January 23, 2015, there were no certain litigation charges.
Note 5 – Restructuring Charges, Net
Cost Synergies Initiative
The cost synergies initiative, initially referred to as the fiscal year 2015 initiative, was the beginning of the Company's restructuring program primarily related to the acquisition of Covidien. This initiative is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and certain general and administrative savings. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2017 and in future fiscal years as cost synergy strategies are finalized. Restructuring accruals resulting from quarterly restructuring charges are scheduled to be substantially complete within one year from the quarter the restructuring charge was initially incurred.
A summary of the activity related to the cost synergies initiative is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 24, 2015	$136	$—	$7	$143
Restructuring charges	52	—	15	67
Payments/write-downs	(76)	—	(7)	(83)
Balance as of July 31, 2015	$112	$—	$15	$127
Restructuring charges	64	10	12	86
Payments/write-downs	(28)	(10)	(6)	(44)
Reversal of excess accrual	(13)	—	—	(13)
Balance as of October 30, 2015	$135	$—	$21	$156
Restructuring charges	36	12	7	55
Payments/write-downs	(30)	(12)	(8)	(50)
Reversal of excess accrual	(17)	—	(2)	(19)
Balance as of January 29, 2016	$124	$—	$18	$142
As a result of certain employees identified for elimination finding other positions within the Company and revisions to severance provisions, the Company recorded a $19 million and a $32 million reversal of excess restructuring reserves for the three and nine months ended January 29, 2016, respectively.
As part of the cost synergies initiative, the company recorded $12 million and $22 million of asset write-downs for the three and nine months ended January 29, 2016, respectively. For the three and nine months ended January 29, 2016, asset write-downs included $9 million related to inventory write-offs of discontinued product lines, and therefore, was recorded within cost of products sold in the consolidated statements of income. For the three and nine months ended January 29, 2016, asset write-downs included $3 million and $13 million related to property, plant, and equipment impairments, respectively. The Company

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

did not record any significant impairments during the three months ended January 23, 2015. The Company recorded $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments for the nine months ended January 23, 2015, and therefore, was recorded within cost of products sold in the condensed consolidated statements of earnings.
Covidien Initiative
Covidien's pre-acquisition restructuring program is designed to improve legacy Covidien's cost structure. The program consists of reducing corporate expenses, expanding shared services, consolidating manufacturing locations, and optimizing distribution centers. The Covidien restructuring initiative is scheduled to be substantially complete by the end of fiscal year 2018.
At the Acquisition Date, the Company reserved $103 million in connection with the Covidien initiative, which consisted of employee termination costs of $76 million and other costs of $27 million. In the fourth quarter of fiscal year 2015, the Company recorded a reversal of excess restructuring reserves related to the Covidien initiative of $5 million. In addition, in the third quarter of fiscal year 2016, the Company recorded a reversal of excess restructuring reserves related to the Covidien initiative of $2 million. The reversals were primarily the result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies.
A summary of the activity related to the Covidien initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 24, 2015	$61	$17	$78
Payments	(13)	(5)	(18)
Balance as of July 31, 2015	$48	$12	$60
Payments	(8)	(6)	(14)
Balance as of October 30, 2015	$40	$6	$46
Payments	(12)	(2)	(14)
Reversal of excess accrual	(2)	—	(2)
Balance as of January 29, 2016	$26	$4	$30
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's investments by significant investment categories and the related condensed consolidated balance sheets presentation at January 29, 2016:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities
Level 1:
U.S. government and agency securities	$1,517	$14	$(1)	$1,530	$1,530	$—
Marketable equity securities	77	24	(5)	96	—	96
Total Level 1	1,594	38	(6)	1,626	1,530	96
Level 2:
Corporate debt securities	6,568	56	(95)	6,529	6,526	3
U.S. government and agency securities	1,683	4	(1)	1,686	1,686	—
Mortgage-backed securities	1,407	12	(16)	1,403	1,403	—
Foreign government and agency securities	27	—	—	27	27	—
Certificates of deposit	28	—	—	28	28	—
Other asset-backed securities	517	3	—	520	520	—
Debt funds	3,148	1	(379)	2,770	2,770	—
Total Level 2	13,378	76	(491)	12,963	12,960	3
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	109	—	(7)	102	—	102
Total Level 3	110	—	(7)	103	—	103
Total available-for-sale securities	15,082	114	(504)	14,692	14,490	202
Trading securities:
Level 1:
Exchange-traded funds	65	12	(2)	75	75	—
Total Level 1:	65	12	(2)	75	75	—
Total trading securities	65	12	(2)	75	75	—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	524	—	—	N/A	—	524
Total Level 3:	524	—	—	N/A	—	524
Total cost method, equity method, and other investments	524	—	—	N/A	—	524
Total investments	$15,671	$126	$(506)	$14,767	$14,565	$726

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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marketable Debt and Equity Securities:
The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of January 29, 2016 and April 24, 2015:

	January 29, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,817	$(80)	$186	$(16)
Auction rate securities	—	—	102	(7)
Mortgage-backed securities	626	(11)	223	(6)
U.S. government and agency securities	716	(1)	103	—
Debt funds	1,231	(62)	1,538	(317)
Marketable equity securities	51	(6)	—	—
Total	$5,441	$(160)	$2,152	$(346)

	April 24, 2015
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$944	$(9)	$34	$(1)
Auction rate securities	—	—	105	(4)
Mortgage-backed securities	346	(3)	206	(3)
U.S. government and agency securities	356	(1)	267	(3)
Debt funds	1,291	(109)	559	(41)
Marketable equity securities	4	(19)	—	—
Total	$2,941	$(141)	$1,171	$(52)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of January 29, 2016:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended January 29, 2016 or January 23, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Three months ended January 29, 2016
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of October 30, 2015	$103	$1	$102
Total unrealized gains included in other comprehensive income	—	—	—
Balance as of January 29, 2016	$103	$1	$102

Three months ended January 23, 2015
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of October 24, 2014	$108	$9	$99
Total unrealized gains included in other comprehensive income	—	—	—
Balance as of January 23, 2015	$108	$9	$99

Nine months ended January 29, 2016
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of April 24, 2015	$106	$1	$105
Total unrealized losses included in other comprehensive income	(3)	—	(3)
Balance as of January 29, 2016	$103	$1	$102

Nine months ended January 23, 2015
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of April 24, 2014	$106	$9	$97
Total unrealized gains included in other comprehensive income	2	—	2
Balance as of January 23, 2015	$108	$9	$99
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	January 29, 2016		January 23, 2015
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,261	$4	$1,478	$208
Gross realized gains	2	4	10	99
Gross realized losses	(9)	—	(4)	—
Impairment losses recognized	—	(2)	—	(1)

	Nine months ended
	January 29, 2016		January 23, 2015
(in millions)	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b) (d)
Proceeds from sales	$3,979	$38	$4,114	$237
Gross realized gains	11	36	26	157
Gross realized losses	(21)	—	(9)	—
Impairment losses recognized	—	(43)	—	(22)

(a)	Includes available-for-sale debt securities.

(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

(c)
As a result of certain acquisitions that occurred during the nine months ended January 29, 2016, the Company recognized a non-cash realized gain of $9 million on its previously-held minority investment included in other expense, net on the condensed consolidated statement of income.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)
As a result of certain acquisitions that occurred during the nine months ended January 23, 2015, the Company recognized a non-cash realized gain of $41 million on its previously-held minority investments included in other expense, net on the condensed consolidated statement of income.

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
As of January 29, 2016 and April 24, 2015, the credit loss portion of other-than temporary impairments on debt securities were not significant. The total reductions for available-for-sale debt securities sold during the three and nine months ended January 29, 2016 and January 23, 2015 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 29, 2016 and January 23, 2015 were not significant.
The January 29, 2016 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 29, 2016
Due in one year or less	$2,197
Due after one year through five years	6,294
Due after five years through ten years	3,050
Due after ten years	285
Total	$11,826
The Company holds investments in marketable equity securities, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $96 million and $80 million as of January 29, 2016 and April 24, 2015, respectively. The Company did not record any significant impairment charges related to marketable equity securities during the three months ended January 29, 2016. During the nine months ended January 29, 2016, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million in impairment charges for the nine months ended January 29, 2016, which were recorded within other expense, net in the condensed consolidated statements of income. During the nine months ended January 23, 2015, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million in impairment charges for the nine months ended January 23, 2015, which were recorded in other expense, net in the condensed consolidated statements of income.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. As of January 29, 2016 and April 24, 2015, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $524 million and $520 million, respectively. These cost or equity method investments are measured at fair value on a nonrecurring basis. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
During the three and nine months ended January 29, 2016, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $2 million and $23 million in impairment charges during the three and nine months ended January 29, 2016, respectively, which were recorded in other expense, net in the condensed consolidated statements of income. During the three and nine months ended January 23, 2015, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized $1 million and $14 million in impairment charges during the three and nine months ended January 23, 2015, which were recorded in other expense, net in the condensed consolidated statements of income. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
Note 7 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.500 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. Commercial paper amounts outstanding as of January 29, 2016 totaled $1.293 billion. No amounts were outstanding as of April 24, 2015. During the three and nine months ended January 29, 2016, the weighted average original maturity of the commercial paper outstanding was approximately 53 days and 48 days, respectively, and the weighted average interest rate was 0.56 percent and 0.48 percent, respectively. The issuance of commercial paper proportionately reduced the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.500 billion five year credit facility (Credit Facility) which provides back up funding for the commercial paper program described above. As of January 29, 2016 and April 24, 2015, no amounts were outstanding.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remained in compliance with as of January 29, 2016.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of January 29, 2016	Payable as of April 24, 2015
Floating rate three-year 2014 senior notes	2017	$250	$250
0.875 percent three-year 2014 senior notes	2017	250	250
6.000 percent ten-year 2008 CIFSA senior notes	2018	1,150	1,150
1.500 percent three-year 2015 senior notes	2018	1,000	1,000
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
2.950 percent ten-year 2013 CIFSA senior notes	2024	750	750
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
4.375 percent twenty-year 2015 senior notes	2035	2,500	2,500
6.550 percent thirty-year 2008 CIFSA senior notes	2038	850	850
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,000	4,000
Three-year term loan	2018	3,000	3,000
Interest rate swaps (Note 8)	2017 - 2022	87	79
Deferred gains from interest rate swap terminations, net	-	—	3
Capital lease obligations	2017 - 2025	117	129
Bank borrowings	2021	31	17
Debt premium	2017 - 2045	421	499
Total Long-Term Debt		$33,681	$33,752
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as senior notes in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of January 29, 2016. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company, and to fund the acquisition of Covidien in fiscal year 2015. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Not Measured at Fair Value
As of January 29, 2016, the total estimated fair value of the Company’s long-term debt, including the short-term portion, was $31.781 billion compared to a principal value of $30.525 billion; as of April 24, 2015, the total estimated fair value was $34.637 billion compared to a principal value of $32.125 billion. The fair value was estimated using quoted market prices for the publicly registered senior notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 29, 2016 and April 24, 2015 was $10.739 billion and $9.782 billion, respectively. The aggregate currency exchange rate gains for the three and nine months ended January 29, 2016 were $69 million and $167 million, respectively. The aggregate currency exchange rate gains for the three and nine months ended January 23, 2015 were $27 million and $29 million, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at January 29, 2016 and April 24, 2015, was $4.939 billion and $4.713 billion, respectively.
The amount and location of the gains (losses) in the condensed consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three and nine months ended January 29, 2016 and January 23, 2015 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	January 29, 2016	January 23, 2015
Foreign currency exchange rate contracts gains (losses)	Other expense, net	$19	$153

(in millions)		Nine months ended
Derivatives Not Designated as Hedging Instruments	Location	January 29, 2016	January 23, 2015
Foreign currency exchange rate contracts gains (losses)	Other expense, net	$35	$202
Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of foreign currency cash flow hedges were recognized in earnings during the three or nine months ended January 29, 2016 or January 23, 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three or nine months ended January 29, 2016 or January 23, 2015. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 29, 2016 and April 24, 2015, were $5.800 billion and $5.069 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the condensed consolidated statements of income and other comprehensive (loss) income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended January 29, 2016 and January 23, 2015 are as follows:

Three months ended January 29, 2016
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$104	Other expense, net	$111
		Cost of products sold	(9)
Total	$104		$102
Three months ended January 23, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$265	Other expense, net	$65
		Cost of products sold	(27)
Total	$265		$38
Nine months ended January 29, 2016
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$108	Other expense, net	$295
		Cost of products sold	(45)
Total	$108		$250
Nine months ended January 23, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$556	Other expense, net	$86
		Cost of products sold	(28)
Total	$556		$58
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in earnings during the three or nine months ended January 29, 2016 or January 23, 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three or nine months ended January 29, 2016 or January 23, 2015. During the third quarter of fiscal year 2015, the company issued the 2015 Senior Notes for which the Company had previously entered into forward starting interest rate derivatives with a notional amount of $5.850 billion. Upon issuance of the 2015 Senior Notes, these swaps were terminated with no material ineffectiveness on the contracts which were in a net liability position, resulting in cash payment of $79 million. As of January 29, 2016, the Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed-rate of 3.10 percent in anticipation of planned debt issuances in fiscal year 2017.
For the three and nine months ended January 29, 2016, the Company reclassified $3 million and $9 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended January 23, 2015, the Company reclassified $4 million and $8 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The unrealized losses on outstanding forward starting interest rate swap derivative instruments as of January 29, 2016 and April 24, 2015 were $41 million and $71 million, respectively. Unrealized losses on outstanding forward starting interest rate swap derivative instruments were recorded in other long-term liabilities, with the offset recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of January 29, 2016 and April 24, 2015, the Company had $148 million and $210 million, respectively, in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $174 million of after-tax net unrealized gains as of January 29, 2016 will be reclassified into the condensed consolidated statements of income over the next 12 months.
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
As of both January 29, 2016 and April 24, 2015, the Company had interest rate swaps in gross notional amounts of $1.425 billion and $2.025 billion, respectively, designated as fair value hedges of underlying fixed-rate senior note obligations. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 24, 2015.
The market value of outstanding interest rate swap agreements was a net $47 million unrealized gain, and the market value of the hedged item was a net $47 million unrealized loss at January 29, 2016, which were recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings in the condensed consolidated balance sheets. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three or nine months ended January 29, 2016 or January 23, 2015.
During the three and nine months ended January 29, 2016 and January 23, 2015, the Company did not have any significant ineffective fair value hedging instruments. In addition, the Company did not recognize any significant gains or losses during the three or nine months ended January 29, 2016 or January 23, 2015 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of January 29, 2016 and April 24, 2015. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not and are further segregated by type of contract within those two categories.

January 29, 2016
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	281	Other accrued expenses	13
Interest rate contracts	Other assets	87	Other long-term liabilities	41
Foreign currency exchange rate contracts	Other assets	85	Other long-term liabilities	8
Total derivatives designated as hedging instruments		$454		$62
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$—	Other accrued expenses	$5
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	21	Other accrued expenses	19
Cross currency interest rate contracts	Other assets	21	Other long-term liabilities	5
Total derivatives not designated as hedging instruments		$42		$29

Total derivatives		$496		$91

April 24, 2015
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$10	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	382	Other accrued expenses	12
Interest rate contracts	Other assets	79	Other long-term liabilities	71
Foreign currency exchange rate contracts	Other assets	143	Other long-term liabilities	3
Total derivatives designated as hedging instruments		$614		$86
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$119	Other accrued expenses	$30
Total derivatives not designated as hedging instruments		$119		$30

Total derivatives		$733		$116

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2015 and April 24, 2015:

(in millions)	January 29, 2016			April 24, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Assets	$387	$109	$—	$644	$89	$—
Derivative Liabilities	40	51	—	45	71	—
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

January 29, 2016		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$387	$(63)	$(197)	$127
Interest rate contracts	88	(6)	(15)	67
Cross currency interest rate contracts	21	—	—	21
	$496	$(69)	$(212)	$215

Derivative Liabilities
Foreign currency exchange rate contracts	$(40)	$33	$—	$(7)
Interest rate contracts	(41)	36	—	(5)
Cross currency interest rate contracts	(5)	—	—	(5)
Commodity derivatives	(5)	—	—	(5)
	$(91)	$69	$—	$(22)
Total	$405	$—	$(212)	$193

April 24, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$644	$(61)	$(325)	$258
Interest rate contracts	89	(10)	(13)	66
	$733	$(71)	$(338)	$324

Derivative Liabilities
Foreign currency exchange rate contracts	$(45)	$31	$—	$(14)
Interest rate contracts	(71)	40	8	(23)
	$(116)	$71	$8	$(37)
Total	$617	$—	$(330)	$287

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments, or other economic factors. Inventory balances were as follows:

(in millions)	January 29, 2016	April 24, 2015
Finished goods	$2,244	$2,268
Work in-process	520	509
Raw materials	772	686
Total	$3,536	$3,463
Note 10 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended January 29, 2016 are as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 24, 2015	$5,855	$23,399	$9,424	$1,852	$40,530
Goodwill as a result of acquisitions	409	196	197	—	802
Purchase accounting adjustments, net	13	346	34	—	393
Currency adjustment, net	(95)	(1,120)	(135)	1	(1,349)
Balance as of January 29, 2016	$6,182	$22,821	$9,520	$1,853	$40,376
During the third quarter of fiscal year 2016, in connection with the finalization of the fair values of the assets acquired and liabilities assumed in connection with the Transactions, the Company recorded $1.3 billion impact from foreign currency translation on Covidien goodwill. During the nine months ended January 29, 2016, the Company recorded $393 million of purchase accounting adjustments, net, primarily related to the Covidien acquisition. See Note 3 to the condensed consolidated financial statements for additional information on purchase accounting adjustments related to the Covidien acquisition.
The gross carrying amount and accumulated amortization of intangible assets at January 29, 2016 and April 24, 2015 are as follows:

	January 29, 2016		April 24, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Customer-related	$18,558	$(1,066)	$18,492	$(273)
Purchased technology and patents	11,305	(2,722)	11,118	(2,268)
Trademarks and tradenames	852	(429)	640	(363)
Other	71	(28)	79	(44)
Total	$30,786	$(4,245)	$30,329	$(2,948)
Non-Amortizable:
IPR&D	$775		$470
Tradenames	—		250
Total	$775		$720
Amortization expense for the three and nine months ended January 29, 2016 was $484 million and $1.448 billion, respectively, and for the three and nine months ended January 23, 2015 was $89 million and $265 million, respectively.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets as of January 29, 2016, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2016	$484
2017	1,925
2018	1,893
2019	1,799
2020	1,751
2021	1,734
The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $40.376 billion and $40.530 billion as of January 29, 2016 and April 24, 2015, respectively. The Company included the Minimally Invasive Therapies Group as an additional reporting unit in its annual impairment testing performed in the third quarter of fiscal year 2016. No other changes were made to reporting units during fiscal year 2016. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company did not record any goodwill impairment during the three and nine months ended January 29, 2016 or January 23, 2015.
The Company assesses IPR&D for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $775 million and $470 million as of January 29, 2016 and April 24, 2015, respectively. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. During the three and nine months ended January 29, 2016 and January 23, 2015, the Company did not record any significant IPR&D impairments. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D and non-amortizable tradenames, was $26.541 billion and $27.381 billion as of January 29, 2016 and April 24, 2015, respectively. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three and nine months ended January 29, 2016 or January 23, 2015.
Note 11 – Income Taxes
During the third quarter of fiscal year 2016, the Company recorded a $25 million tax benefit associated with the establishment of a deferred tax asset on the tax basis in excess of book basis of a wholly owned US subsidiary the Company expects to dispose of during the foreseeable future. This benefit was recorded within provision for income taxes in the condensed consolidated statements of income.
The Company’s effective tax rates for the three and nine months ended January 29, 2016 were 7.1 percent and 24.0 percent, respectively, compared to 18.2 percent and 18.9 percent for the three and nine months ended January 23, 2015, respectively. The change in the Company’s effective tax rate for the three and nine months ended January 29, 2016 was primarily due to the permanent extension of the U.S. federal research and development tax credit, certain tax adjustments, the impact of special charges, restructuring charges, net, acquisition-related items, the impact from the acquisition of Covidien, and year over year changes in operational results by jurisdiction.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended January 29, 2016, the Company's gross unrecognized tax benefits decreased from $2.860 billion to $2.647 billion. In addition, the Company has accrued gross interest and penalties of $607 million as of January 29, 2016. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.070 billion would impact the Company’s effective tax rate. The Company has recorded $11 million of gross unrecognized tax benefits as a current liability and $2.636 billion as a long-term liability.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Numerator:
Net income attributable to ordinary shareholders	$1,095	$977	$2,435	$2,676
Denominator:
Basic – weighted average shares outstanding	1,406.6	983.8	1,412.5	986.6
Effect of dilutive securities:
Employee stock options	12.0	8.0	12.5	7.6
Employee restricted stock units	3.5	3.9	4.1	4.2
Other	0.1	0.1	0.1	0.1
Diluted – weighted average shares outstanding	1,422.2	995.8	1,429.2	998.5

Basic earnings per share	$0.78	$0.99	$1.72	$2.71
Diluted earnings per share	$0.77	$0.98	$1.70	$2.68
The calculation of weighted average diluted shares outstanding excludes approximately 5 million and 4 million options for the three and nine months ended January 29, 2016, respectively, and approximately 2 million options for both the three and nine months ended January 23, 2015, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share. Additionally, the calculation of weighted average diluted shares outstanding excludes approximately 21 million shares for both the three and nine months ended January 29, 2016, respectively, and approximately 1 million restricted stock units for both the three and nine months ended January 23, 2015, respectively, because the performance criteria had not yet been met.

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
The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 29, 2016 and January 23, 2015:

	Three months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Stock options	$43	$7	$162	$27
Restricted stock awards	33	24	113	78
Employee stock purchase plan	5	2	15	10
Total stock-based compensation expense	$81	$33	$290	$115

Cost of products sold	$12	$4	$38	$12
Research and development expense	8	5	28	20
Selling, general, and administrative expense	47	24	162	83
Restructuring charges, net	2	—	16	—
Acquisition-related items	12	—	46	—
Total stock-based compensation expense	$81	$33	$290	$115

Income tax benefits	(23)	(8)	(86)	(31)

Total stock-based compensation expense, net of tax	$58	$25	$204	$84
Note 14 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 29, 2016 and January 23, 2015:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Service cost	$30	$26	$22	$15
Interest cost	31	26	9	8
Expected return on plan assets	(45)	(39)	(13)	(10)
Amortization of net actuarial loss	24	16	6	3
Net periodic benefit cost	$40	$29	$24	$16

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Service cost	$90	$78	$66	$45
Interest cost	93	78	27	24
Expected return on plan assets	(135)	(117)	(39)	(30)
Amortization of net actuarial loss	72	48	18	9
Net periodic benefit cost	$120	$87	$72	$48

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 24, 2015, net of tax	$14		$(277)	$(1,131)		$210		$(1,184)
Other comprehensive (loss) income before reclassifications, before tax	(399)		(1,513)	2		134		(1,776)
Tax benefit (expense)	143		—	—		(50)		93
Other comprehensive (loss) income before reclassifications, net of tax	(256)		(1,513)	2		84		(1,683)
Reclassifications, before tax	(18)		—	90		(232)		(160)
Tax benefit (expense)	6		—	(30)		86		62
Reclassifications, net of tax	(12)	(b)	—	60	(c)	(146)	(d)	(98)
Other comprehensive (loss) income, net of tax	(268)		(1,513)	62		(62)		(1,781)
Balance as of January 29, 2016, net of tax	$(254)		$(1,790)	$(1,069)		$148		$(2,965)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
Other comprehensive income (loss) before reclassifications, before tax	110		(332)	24		397		199
Tax expense	(40)		—	—		(141)		(181)
Other comprehensive income (loss) before reclassifications, net of tax	70		(332)	24		256		18
Reclassifications, before tax	(134)		—	57		(50)		(127)
Tax benefit (expense)	47		—	(18)		16		45
Reclassifications, net of tax	(87)	(b)	—	39	(c)	(34)	(d)	(82)
Other comprehensive (loss) income, net of tax	(17)		(332)	63		222		(64)
Balance as of January 23, 2015, net of tax	$(23)		$(114)	$(702)		$178		$(661)

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
Note 16 – Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and other matters. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines or punitive damages; or could result in

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a change in business practice. As of January 29, 2016 and April 24, 2015, accrued certain litigation charges involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, and other matters were $1.062 billion and $879 million, respectively. The Company includes accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets.
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
INFUSE Litigation
The Company estimates law firms representing approximately 6,000 claimants have asserted or intend to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of March 1, 2016, the Company has reached agreements to settle approximately 3,900 of these claims. The Company recorded an additional expense of $26 million in the second quarter of fiscal year 2016 related to probable and reasonably estimable damages in connection with this matter. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic, Inc. violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. On September 25, 2015, the Court granted Medtronic’s motion to dismiss the primary allegations, including the RICO claims, in Humana’s complaint. Plaintiffs have now asked the court for permission to file an amended complaint. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In July 2015, the Company and Bard agreed that Bard would pay the Company $121 million towards the settlement of 11,000 of these claims. The $121 million settlement was recorded as an opening balance sheet adjustment related to the Covidien acquisition in the first quarter of fiscal year 2016. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of March 1, 2016, the Company has reached agreements to settle approximately 4,200 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.

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
The case was remanded to the U.S. District Court for the Southern District of Ohio, Western Division. The only issues for consideration on remand are infringement and validity with respect to two claims of Ethicon’s ultrasonic damping patent. On November 5, 2015, the case was stayed to allow the parties to pursue mediation on those remaining claims, in addition to six other utility patents that Ethicon more recently alleged to be infringed by the Company’s Sonicision product. On January 21, 2016, after the conclusion of that mediation, the Company filed an action in the U.S. District Court for the Southern District of Ohio, Western Division, seeking a declaration that its Sonicision product does not infringe any of the six additional utility patents subject to the mediation. The stay of Ethicon’s original patent infringement case expired on February 4, 2016, and on February 11, 2016, the court consolidated the Company’s declaratory judgment action with Ethicon’s original patent infringement action for all future purposes. The Company has not accrued for damages in connection with the patent litigation matter.
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
Shareholder Related Matters Resulting from the Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion. On March 20, 2015, the Court issued its order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal, and, in January of 2016, the Minnesota State Court of Appeals affirmed in part, reversed in part, and remanded the case to the District

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Court for further proceedings. In February of 2016, the Company petitioned the Minnesota Supreme Court to review the decision of the Minnesota State Court of Appeals.
The Company has not recorded an expense related to damages in connection with the shareholder related matters, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered Covidien to pay costs associated with the study. A report issued by the study panel contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations, and includes preliminary cost estimates for the potential remedial options, which the report describes as “very rough estimates of cost,” ranging from $25 million to $235 million. The report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. In June of 2014, a trial was held to determine if remediation was necessary and feasible, and on September 2, 2015, the District Court issued an order concluding that further engineering study and engineering design work is appropriate to determine the nature and extent of remediation in the Penobscot River and Bay. In January of 2016, the Court appointed an engineering firm to conduct the next phase of the study.
The Company's accrued expenses for environmental proceedings are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
Other Matters
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company continues to fully cooperate in connection with these matters. The Company has not recorded an expense related to damages in connection with these matters, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3, a subsidiary of the Company, requesting production of documents relating to sales and marketing and other issues in connection with several

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

neurovascular products. The matters under investigation relate to activities prior to Covidien's acquisition of ev3 in 2010. ev3 complied as required with the subpoena and cooperated with the investigation. The Company continues to fully cooperate in connection with this matter. In the third quarter of fiscal year 2016, the Company accrued expenses in connection with this matter, which are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets as discussed above.
On September 2, 2014, the U.S. Department of Health and Human Services, Office of Inspector General and the U.S. Attorney’s Office for the Northern District of California, issued a subpoena requesting production of documents relating to sales and marketing practices associated with certain of ev3’s peripheral vascular products. The Company continues to fully cooperate in connection with this matter. The Company has not accrued expenses related to damages in connection with the issued subpoena.
Income Taxes
In March 2009, the U.S. Internal Revenue Service (IRS) issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. The Company expects a ruling from the U.S. Tax Court sometime during fiscal year 2017.
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
Covidien and the IRS have concluded and reached agreement on its audit of Covidien’s U.S. federal income tax returns for the 2008 and 2009 tax years. The IRS continues to audit Covidien’s U.S. federal income tax returns for the years 2010 through 2012. Open periods for examination also include certain periods during which Covidien was a subsidiary of Tyco International plc (Tyco International). The resolution of these matters is subject to the conditions set forth in the Tyco tax sharing agreement (Tax Sharing Agreement). Tyco International has the right to administer, control and settle all U.S. income tax audits for periods prior to the 2007 separation.
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for certain years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. The IRS has asserted that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns. The Company disagrees with the IRS’s proposed adjustments, and, on July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. On January 15, 2016, Tyco International, as the audit managing party under the Tax Sharing Agreement, entered into Stipulations of Settled Issues with the IRS intended to resolve all disputes related to the intercompany debt issues for the tax sharing participants for the 1997 - 2000 audit cycle, currently before the U.S. Tax Court. The Stipulations of Settled Issues are contingent upon the IRS Appeals Division applying the same settlement to all intercompany debt issues on appeal for subsequent audit cycles (2001 -

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2007) and the approval of the U.S. Congress Joint Committee on Taxation, if required. If finalized, the tentative resolution would cover all aspects of the controversy before the U.S. Tax Court and the Appeals Division of the IRS, and would result in a total cash payment by the tax sharing participants to the IRS in the range of $475 million to $525 million, which includes all interest and penalties. This payment would be shared among the tax sharing participants according to the formula in the Tax Sharing Agreement, and would be split among the Company, Tyco International, and TE Connectivity Ltd. (TE Connectivity) 42 percent, 27 percent, and 31 percent, respectively.
See Note 11 to the condensed consolidated financial statements for additional discussion of income taxes.
Guarantees
As a result of the acquisition of Covidien, the Company has guarantee commitments and indemnifications with Tyco International, TE Connectivity, and Mallinckrodt plc (Mallinckrodt) which relate to certain contingent tax liabilities.
On June 29, 2007, Covidien entered into the Tax Sharing Agreement, under which Covidien shares responsibility for certain of its, Tyco International’s and TE Connectivity’s income tax liabilities for periods prior to Covidien’s 2007 separation from Tyco International (2007 separation). Covidien, Tyco International and TE Connectivity share 42 percent, 27 percent, and 31 percent, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Covidien's, Tyco International’s and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to Covidien under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
In connection with the 2007 separation, all tax liabilities associated with Covidien business became Covidien’s tax liabilities. Following Covidien’s spin-off of its Pharmaceuticals business to Covidien shareholders through a distribution of all the outstanding ordinary shares of Mallinkrodt (2013 separation), Mallinckrodt became the primary obligor to the taxing authorities for the tax liabilities attributable to its subsidiaries, a significant portion of which relate to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the Tax Sharing Agreement. Accordingly, Mallinckrodt does not share in Covidien’s liability to Tyco International and TE Connectivity, nor in the receivable that Covidien has from Tyco International and TE Connectivity.
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
The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to the 2007 separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. The actual amounts that the Company may be required to ultimately accrue or pay under the Tax Sharing Agreement, however, could vary depending upon the outcome of the unresolved tax matters. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-2007 separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the 2007 separation.
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

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and income from operations before income taxes by reportable segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Cardiac and Vascular Group	$2,410	$2,224	$7,460	$6,765
Minimally Invasive Therapies Group	2,291	—	7,103	—
Restorative Therapies Group	1,759	1,645	5,335	4,897
Diabetes Group	474	449	1,368	1,295
Total Net Sales	$6,934	$4,318	$21,266	$12,957

	Three months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Cardiac and Vascular Group	$726	$722	$2,298	$2,148
Minimally Invasive Therapies Group	282	—	963	—
Restorative Therapies Group	496	482	1,460	1,318
Diabetes Group	140	144	379	381
Total Reportable Segments’ Income Before Income Taxes	1,644	1,348	5,100	3,847
Special charges	—	138	—	38
Impact of inventory step-up	—	—	(226)	—
Restructuring charges, net	(19)	—	(159)	(30)
Certain litigation charges	—	—	(26)	—
Acquisition-related items	(63)	(80)	(183)	(182)
Interest expense, net	(176)	(81)	(584)	(94)
Corporate	(207)	(131)	(720)	(280)
Total Income From Operations Before Income Taxes	$1,179	$1,194	$3,202	$3,299

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Americas (a)	$4,229	$2,615	$13,064	$7,747
EMEA (b) (c)	1,607	1,074	4,843	3,276
Asia-Pacific	729	403	2,235	1,270
Greater China	369	226	1,124	664
Total Net Sales	$6,934	$4,318	$21,266	$12,957

(a)
The U.S., which is included in the Americas, had net sales to external customers of $3.965 billion and $12.205 billion for the three and nine months ended January 29, 2016, respectively, compared to $2.459 billion and $7.248 billion in the three and nine months ended January 23, 2015, respectively.

(b)	EMEA consists of the following regions: Europe, Middle East, and Africa.

(c)	Sales within Ireland were insignificant during all periods presented.

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

There were no Medtronic plc or Medtronic Luxco guarantees in effect prior to the Acquisition Date, and the CIFSA Senior Notes were assumed as part of the Covidien acquisition. Therefore, no consolidating financial information for the period ended January 23, 2015 is presented related to the guarantee of the CIFSA Senior Notes.

The following presents the Company’s Consolidating Statements of Comprehensive Income as of and for the three and nine months ended January 29, 2016 and January 23, 2015, and Condensed Consolidating Balance Sheets as of January 29, 2016 and April 24, 2015, and Condensed Consolidating Statements of Cash Flows as of and for the nine months ended January 29, 2016. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor(s) are joint and several. Condensed consolidating financial information for the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantor(s), on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of fiscal year 2016, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.
In addition, the Company made a revision to its condensed consolidating balance sheet of the guarantees of the CIFSA Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015. The $14.700 billion revision increased the line items Investment in Subsidiaries and Shareholders' Equity in the Subsidiary Issuer (CIFSA) column due to an incorrect presentation primarily related to the investment balance upon acquisition and an intercompany dividend. Additionally, the Company made certain revisions to its condensed consolidating balance sheet of the guarantees of the Medtronic Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2015 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$349	$—	$6,934	$(349)	$6,934

Costs and expenses:
Cost of products sold	—	242	—	2,261	(362)	2,141
Research and development expense	—	66	—	480	—	546
Selling, general, and administrative expense	31	79	—	2,207	—	2,317
Restructuring charges, net	—	—	—	19	—	19
Certain litigation charges	—	—	—	—	—	—
Acquisition-related items	—	36	—	27	—	63
Amortization of intangible assets	—	3	—	481	—	484
Other (income) expense, net	—	(280)	—	289	—	9
Operating profit (loss)	(31)	203	—	1,170	13	1,355

Interest income	—	(58)	(173)	(99)	231	(99)
Interest expense	7	408	3	88	(231)	275
Interest (income) expense, net	7	350	(170)	(11)	—	176
Equity in net (income) loss of subsidiaries	(1,130)	(228)	(962)	—	2,320	—
Income (loss) from operations before income taxes	1,092	81	1,132	1,181	(2,307)	1,179
Provision (benefit) for income taxes	(3)	(16)	2	101	—	84
Net income (loss)	1,095	97	1,130	1,080	(2,307)	1,095
Other comprehensive income (loss), net of tax	(1,494)	(120)	(1,615)	(1,212)	2,947	(1,494)
Total comprehensive income (loss)	$(399)	$(23)	$(485)	$(132)	$640	$(399)

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,085	$—	$21,266	$(1,085)	$21,266

Costs and expenses:
Cost of products sold	—	753	—	7,089	(1,063)	6,779
Research and development expense	—	348	—	1,301	—	1,649
Selling, general, and administrative expense	93	228	—	6,788	—	7,109
Restructuring charges, net	—	4	—	155	—	159
Certain litigation charges	—	—	—	26	—	26
Acquisition-related items	—	91	—	92	—	183
Amortization of intangible assets	—	9	—	1,439	—	1,448
Other (income) expense, net	—	(859)	—	986	—	127
Operating profit (loss)	(93)	511	—	3,390	(22)	3,786

Interest (income)	—	(179)	(531)	(328)	717	(321)
Interest expense	12	1,307	6	297	(717)	905
Interest (income) expense, net	12	1,128	(525)	(31)	—	584
Equity in net (income) of subsidiaries	(2,529)	4,729	(2,006)	—	(194)	—
Income (loss) from operations before income taxes	2,424	(5,346)	2,531	3,421	172	3,202
Provision (benefit) for income taxes	(11)	(94)	2	870	—	767
Net income (loss)	2,435	(5,252)	2,529	2,551	172	2,435
Other comprehensive income (loss), net of tax	(1,781)	(367)	(1,781)	(1,414)	3,562	(1,781)
Total comprehensive income	$654	$(5,619)	$748	$1,137	$3,734	$654

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 23, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$301	$—	$4,318	$(301)	$4,318

Costs and expenses:
Cost of products sold	—	214	—	1,216	(302)	1,128
Research and development expense	—	69	—	304	—	373
Selling, general, and administrative expense	—	178	—	1,309	—	1,487
Special (gains) charges, net	—	(98)	—	(40)	—	(138)
Acquisition-related items	—	76	—	4	—	80
Amortization of intangible assets	—	3	—	86	—	89
Other (income) expense, net	—	(370)	—	394	—	24
Operating profit (loss)	—	229	—	1,045	1	1,275

Interest income	—	—	—	(96)	1	(95)
Interest expense	—	166	—	11	(1)	176
Interest (income) expense, net	—	166	—	(85)	—	81
Equity in net (income) loss of subsidiaries	—	(975)	—	—	975	—
Income from operations before income taxes	—	1,038	—	1,130	(974)	1,194
Provision (benefit) for income taxes	—	61	—	156	—	217
Net income	—	977	—	974	(974)	977
Other comprehensive income, net of tax	—	(155)	—	34	(34)	(155)
Total comprehensive income	$—	$822	$—	$1,008	$(1,008)	$822

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 23, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$913	$—	$12,957	$(913)	$12,957

Costs and expenses:
Cost of products sold	—	655	—	3,628	(908)	3,375
Research and development expense	—	303	—	809	—	1,112
Selling, general, and administrative expense	—	661	—	3,839	—	4,500
Special (gains) charges, net	—	2	—	(40)	—	(38)
Restructuring charges, net	—	—	—	30	—	30
Acquisition-related items	—	180	—	2	—	182
Amortization of intangible assets	—	9	—	256	—	265
Other (income) expense, net	—	(903)	—	1,041	—	138
Operating profit (loss)	—	6	—	3,392	(5)	3,393

Interest income	—	—	—	(275)	1	(274)
Interest expense	—	339	—	30	(1)	368
Interest (income) expense, net	—	339	—	(245)	—	94
Equity in net income of subsidiaries	—	(3,001)	—	—	3,001	—
Income from operations before income taxes	—	2,668	—	3,637	(3,006)	3,299
Provision (benefit) for income taxes	—	(8)	—	631	—	623
Net income	—	2,676	—	3,006	(3,006)	2,676
Other comprehensive income, net of tax	—	(64)	—	1	(1)	(64)
Total comprehensive income	$—	$2,612	$—	$3,007	$(3,007)	$2,612

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
January 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$29	$1	$2,691	$—	$2,721
Investments	—	—	—	14,565	—	14,565
Accounts receivable, net	—	—	—	4,863	—	4,863
Inventories	—	164	—	3,593	(221)	3,536
Intercompany receivable	249	162,357	—	164,957	(327,563)	—
Tax assets	—	237	—	265	—	502
Prepaid expenses and other current assets	4	128	—	1,250	—	1,382
Total current assets	253	162,915	1	192,184	(327,784)	27,569
Property, plant, and equipment, net	—	1,058	—	3,578	—	4,636
Goodwill	—	1,672	—	38,704	—	40,376
Other intangible assets, net	—	34	—	27,282	—	27,316
Long-term tax assets	—	550	—	510	—	1,060
Investment in subsidiaries	71,188	37,072	64,991	—	(173,251)	—
Intercompany loans receivable	3,000	7,491	10,539	12,763	(33,793)	—
Other assets	—	750	—	999	—	1,749
Total assets	$74,441	$211,542	$75,531	$276,020	$(534,828)	$102,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$501	$1,292	$360	$—	$2,153
Accounts payable	—	266	—	1,171	—	1,437
Intercompany payable	20,490	151,745	—	155,328	(327,563)	—
Accrued compensation	6	516	—	959	—	1,481
Accrued income taxes	8	—	2	444	—	454
Deferred tax liabilities	—	—	—	—	—	—
Other accrued expenses	1	666	—	1,949	—	2,616
Total current liabilities	20,505	153,694	1,294	160,211	(327,563)	8,141
Long-term debt	—	29,017	—	4,664	—	33,681
Long-term accrued compensation and retirement benefits	—	1,016	—	569	—	1,585
Long-term accrued income taxes	10	1,369	—	1,443	—	2,822
Long-term intercompany loans payable	3,110	10,122	10,053	10,508	(33,793)	—
Long-term deferred tax liabilities	—	—	—	3,802	—	3,802
Other long-term liabilities	—	200	—	1,659	—	1,859
Total liabilities	23,625	195,418	11,347	182,856	(361,356)	51,890
Shareholders’ equity	50,816	16,124	64,184	93,164	(173,472)	50,816
Total liabilities and shareholders’ equity	$74,441	$211,542	$75,531	$276,020	$(534,828)	$102,706

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
April 24, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$1,071	$170	$3,339	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	165	—	3,497	(199)	3,463
Intercompany receivable	259	146,942	—	144,638	(291,839)	—
Tax assets	—	295	—	1,040	—	1,335
Prepaid expenses and other current assets	4	128	—	1,322	—	1,454
Total current assets	526	148,601	170	173,585	(292,038)	30,844
Property, plant, and equipment, net	—	976	—	3,723	—	4,699
Goodwill	—	1,607	—	38,923	—	40,530
Other intangible assets, net	—	39	—	28,062	—	28,101
Long-term tax assets	—	294	—	480	—	774
Investment in subsidiaries	70,233	42,250	63,064	—	(175,547)	—
Intercompany loans receivable	3,000	6,516	10,000	10,218	(29,734)	—
Other assets	—	678	—	1,059	—	1,737
Total assets	$73,759	$200,961	$73,234	$256,050	$(497,319)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,110	$—	$1,324	$—	$2,434
Accounts payable	—	261	—	1,349	—	1,610
Intercompany payable	20,506	135,660	—	135,673	(291,839)	—
Accrued compensation	1	490	—	1,120	—	1,611
Accrued income taxes	19	—	—	916	—	935
Deferred tax liabilities	3	—	—	116	—	119
Other accrued expenses	—	628	—	1,836	—	2,464
Total current liabilities	20,529	138,149	—	142,334	(291,839)	9,173
Long-term debt	—	29,004	—	4,748	—	33,752
Long-term accrued compensation and retirement benefits	—	965	—	570	—	1,535
Long-term accrued income taxes	—	1,048	—	1,428	—	2,476
Long-term intercompany loans payable	—	10,218	10,000	9,516	(29,734)	—
Long-term deferred tax liabilities	—	—	—	4,700	—	4,700
Other long-term liabilities	—	207	—	1,612	—	1,819
Total liabilities	20,529	179,591	10,000	164,908	(321,573)	53,455
Shareholders’ equity	53,230	21,370	63,234	91,142	(175,746)	53,230
Total liabilities and shareholders’ equity	$73,759	$200,961	$73,234	$256,050	$(497,319)	$106,685

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(15)	$839	$525	$4,051	$(1,508)	$3,892
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,132)	—	(1,132)
Additions to property, plant, and equipment	—	(210)	—	(483)	—	(693)
Purchases of marketable securities	—	—	—	(4,509)	—	(4,509)
Sales and maturities of marketable securities	—	—	—	4,017	—	4,017
Net increase (decrease) in intercompany loans	—	(975)	(539)	(2,544)	4,058	—
Increase in investment in subsidiary	—	—	—	—	—	—
Other investing activities, net	—	—	—	(11)	—	(11)
Net cash provided by (used in) investing activities	—	(1,185)	(539)	(4,662)	4,058	(2,328)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(21)	—	(21)
Change in short-term borrowings, net	—	—	1,201	22	—	1,223
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(48)	—	—	(48)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	139	—	—	139
Payments on long-term debt	—	(600)	—	(1,012)	—	(1,612)
Dividends to shareholders	(1,608)	—	—	—	—	(1,608)
Issuance of ordinary shares	360	—	—	—	—	360
Repurchase of ordinary shares	(2,170)	—	—	—	—	(2,170)
Net intercompany loan borrowings (repayments)	3,110	(96)	53	991	(4,058)	—
Intercompany dividend paid	—	—	—	(8)	8	—
Capital contribution	—	—	(1,500)	—	1,500	—
Other financing activities	60	—	—	—	—	60
Net cash provided by (used in) financing activities	(248)	(696)	(155)	(28)	(2,550)	(3,677)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net change in cash and cash equivalents	(263)	(1,042)	(169)	(648)	—	(2,122)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$—	$29	$1	$2,691	$—	$2,721

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 23, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$—	$995	$—	$2,021	$(26)	$2,990
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(611)	—	(611)
Additions to property, plant, and equipment	—	(116)	—	(200)	—	(316)
Purchases of marketable securities	—	—	—	(5,327)	—	(5,327)
Sales and maturities of marketable securities	—	—	—	4,351	—	4,351
Net decrease in intercompany loans	—	3	—	39	(42)	—
Other investing activities, net	—	—	—	60	—	60
Net cash used in investing activities	—	(113)	—	(1,688)	(42)	(1,843)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(5)	—	(5)
Change in short-term borrowings, net	—	7	—	—	—	7
Repayment of short-term borrowings (maturities greater than 90 days)	—	(150)	—	—	—	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	150	—	—	—	150
Issuance of long-term debt	—	16,918	—	—	—	16,918
Payments on long-term debt	—	(13)	—	—	—	(13)
Dividends to shareholders	—	(902)	—	—	—	(902)
Issuance of ordinary shares	—	477	—	—	—	477
Repurchase of ordinary shares	—	(1,620)	—	—	—	(1,620)
Net intercompany loan borrowings (repayments)	—	(39)	—	(3)	42	—
Intercompany dividend paid	—	—	—	(26)	26	—
Other financing activities	—	(64)	—	—	—	(64)
Net cash (used in) provided by financing activities	—	14,764	—	(34)	68	14,798
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(117)	—	(117)
Net change in cash and cash equivalents	—	15,646	—	182	—	15,828
Cash and cash equivalents at beginning of period	—	264	—	1,139	—	1,403
Cash and cash equivalents at end of period	$—	$15,910	$—	$1,321	$—	$17,231

Consolidating Statement of Comprehensive Income
Three Months Ended January 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$6,934	$—	$6,934

Costs and expenses:
Cost of products sold	—	—	—	2,141	—	2,141
Research and development expense	—	—	—	546	—	546
Selling, general, and administrative expense	31	—	3	2,283	—	2,317
Restructuring charges, net	—	—	—	19	—	19
Certain litigation charges, net	—	—	—	—	—	—
Acquisition-related items	—	—	—	63	—	63
Amortization of intangible assets	—	—	—	484	—	484
Other (income) expense, net	—	—	11	(2)	—	9
Operating profit (loss)	(31)	—	(14)	1,400	—	1,355

Interest income	—	(112)	(175)	(100)	288	(99)
Interest expense	7	41	3	512	(288)	275
Interest expense (income), net	7	(71)	(172)	412	—	176
Equity in net (income) loss of subsidiaries	(1,130)	(585)	(972)	—	2,687	—
Income from operations before income taxes	1,092	656	1,130	988	(2,687)	1,179
Provision (benefit) for income taxes	(3)	—	—	87	—	84
Net income	1,095	656	1,130	901	(2,687)	1,095
Other comprehensive loss, net of tax	(1,494)	(40)	(1,494)	(1,391)	2,925	(1,494)
Total comprehensive income (loss)	$(399)	$616	$(364)	$(490)	$238	$(399)

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$21,266	$—	$21,266

Costs and expenses:
Cost of products sold	—	—	—	6,779	—	6,779
Research and development expense	—	—	—	1,649	—	1,649
Selling, general, and administrative expense	93	—	3	7,013	—	7,109
Restructuring charges, net	—	—	—	159	—	159
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	—	—	183	—	183
Amortization of intangible assets	—	—	—	1,448	—	1,448
Other (income) expense, net	—	1	11	115	—	127
Operating profit (loss)	(93)	(1)	(14)	3,894	—	3,786

Interest income	—	(422)	(533)	(330)	964	(321)
Interest expense	12	100	6	1,751	(964)	905
Interest expense (income), net	12	(322)	(527)	1,421	—	584
Equity in net (income) loss of subsidiaries	(2,529)	(7,847)	(2,016)	—	12,392	—
Income from operations before income taxes	2,424	8,168	2,529	2,473	(12,392)	3,202
Provision (benefit) for income taxes	(11)	—	—	778	—	767
Net income	2,435	8,168	2,529	1,695	(12,392)	2,435
Other comprehensive loss, net of tax	(1,781)	(103)	(1,781)	(1,678)	3,562	(1,781)
Total comprehensive income (loss)	$654	$8,065	$748	$17	$(8,830)	$654

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
January 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$36	$1	$2,684	$—	$2,721
Investments	—	—	—	14,565	—	14,565
Accounts receivable, net	—	—	—	4,863	—	4,863
Inventories	—	—	—	3,536	—	3,536
Intercompany receivable	249	—	60	20,504	(20,813)	—
Tax assets	—	—	—	502	—	502
Prepaid expenses and other current assets	4	—	5	1,373	—	1,382
Total current assets	253	36	66	48,027	(20,813)	27,569
Property, plant, and equipment, net	—	—	—	4,636	—	4,636
Goodwill	—	—	—	40,376	—	40,376
Other intangible assets, net	—	—	—	27,316	—	27,316
Long-term tax assets	—	—	—	1,060	—	1,060
Investment in subsidiaries	71,188	33,441	63,719	—	(168,348)	—
Intercompany loans receivable	3,000	2,810	12,025	17,264	(35,099)	—
Other assets	—	—	—	1,749	—	1,749
Total assets	$74,441	$36,287	$75,810	$140,428	$(224,260)	$102,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$1,292	$861	$—	$2,153
Accounts payable	—	—	—	1,437	—	1,437
Intercompany payable	20,490	—	277	46	(20,813)	—
Accrued compensation	6	—	—	1,475	—	1,481
Accrued income taxes	8	—	2	444	—	454
Deferred tax liabilities	—	—	—	—	—	—
Other accrued expenses	1	45	—	2,570	—	2,616
Total current liabilities	20,505	45	1,571	6,833	(20,813)	8,141
Long-term debt	—	4,519	—	29,162	—	33,681
Long-term accrued compensation and retirement benefits	—	—	—	1,585	—	1,585
Long-term accrued income taxes	10	—	—	2,812	—	2,822
Long-term intercompany loans payable	3,110	8,696	10,054	13,239	(35,099)	—
Long-term deferred tax liabilities	—	—	—	3,802	—	3,802
Other long-term liabilities	—	—	—	1,859	—	1,859
Total liabilities	23,625	13,260	11,625	59,292	(55,912)	51,890
Shareholders’ equity	50,816	23,027	64,185	81,136	(168,348)	50,816
Total liabilities and shareholders’ equity	$74,441	$36,287	$75,810	$140,428	$(224,260)	$102,706

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$728	$170	$3,682	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	—	—	3,463	—	3,463
Intercompany receivable	259	—	269	20,507	(21,035)	—
Tax assets	—	—	—	1,335	—	1,335
Prepaid expenses and other current assets	4	—	6	1,444	—	1,454
Total current assets	526	728	445	50,180	(21,035)	30,844
Property, plant, and equipment, net	—	—	1	4,698	—	4,699
Goodwill	—	—	—	40,530	—	40,530
Other intangible assets, net	—	—	—	28,101	—	28,101
Long-term tax assets	—	—	—	774	—	774
Investment in subsidiaries	70,233	20,836	61,769	—	(152,838)	—
Intercompany loans receivable	3,000	7,401	11,303	17,082	(38,786)	—
Other assets	—	—	—	1,737	—	1,737
Total assets	$73,759	$28,965	$73,518	$143,102	$(212,659)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,002	$—	$1,432	$—	$2,434
Accounts payable	—	—	2	1,608	—	1,610
Intercompany payable	20,506	—	279	250	(21,035)	—
Accrued compensation	1	—	—	1,610	—	1,611
Accrued income taxes	19	—	—	916	—	935
Deferred tax liabilities	3	—	—	116	—	119
Other accrued expenses	—	40	1	2,423	—	2,464
Total current liabilities	20,529	1,042	282	8,355	(21,035)	9,173
Long-term debt	—	4,581	—	29,171	—	33,752
Long-term accrued compensation and retirement benefits	—	—	—	1,535	—	1,535
Long-term accrued income taxes	—	—	—	2,476	—	2,476
Long-term intercompany loans payable	—	8,385	10,002	20,399	(38,786)	—
Long-term deferred tax liabilities	—	—	—	4,700	—	4,700
Other long-term liabilities	—	—	—	1,819	—	1,819
Total liabilities	20,529	14,008	10,284	68,455	(59,821)	53,455
Shareholders’ equity	53,230	14,957	63,234	74,647	(152,838)	53,230
Total liabilities and shareholders’ equity	$73,759	$28,965	$73,518	$143,102	$(212,659)	$106,685

MEDTRONIC PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(15)	$3,316	$709	$12,343	$(12,461)	$3,892
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,132)	—	(1,132)
Additions to property, plant, and equipment	—	—	—	(693)	—	(693)
Purchases of marketable securities	—	—	—	(4,509)	—	(4,509)
Sales and maturities of marketable securities	—	—	—	4,017	—	4,017
Net (increase) decrease in intercompany loans receivable	—	4,592	(722)	(181)	(3,689)	—
Other investing activities, net	—	—	—	(11)	—	(11)
Net cash provided by (used in) investing activities	—	4,592	(722)	(2,509)	(3,689)	(2,328)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(21)	—	(21)
Change in short-term borrowings, net	—	—	1,201	22	—	1,223
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(48)	—	—	(48)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	139	—	—	139
Payments on long-term debt	—	(1,000)	—	(612)	—	(1,612)
Dividends to shareholders	(1,608)	—	—	—	—	(1,608)
Issuance of ordinary shares	360	—	—	—	—	360
Repurchase of ordinary shares	(2,170)	—	—	—	—	(2,170)
Net intercompany loan borrowings (repayments)	3,110	311	52	(7,162)	3,689	—
Intercompany dividend paid	—	—	—	(3,050)	3,050	—
Capital contribution	—	(7,911)	(1,500)	—	9,411	—
Other financing activities	60	—	—	—	—	60
Net cash provided by (used in) financing activities	(248)	(8,600)	(156)	(10,823)	16,150	(3,677)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net change in cash and cash equivalents	(263)	(692)	(169)	(998)	—	(2,122)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$—	$36	$1	$2,684	$—	$2,721

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic or the Company, or we, us, or our). On January 26, 2015 (Acquisition Date), pursuant to a transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), the Company acquired Covidien plc (Covidien) and Medtronic, Inc. (collectively, the Transactions). Following the consummation of the Transactions, Medtronic, Inc. and Covidien became subsidiaries of the Company, and the Company became the successor registrant to Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 24, 2015. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of January 29, 2016.
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
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these Non-GAAP Adjustments that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate (Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Tax Rate is calculated as the provision for income taxes, adjusted for the impact of Non-GAAP Adjustments, as a percentage income from operations before income taxes, excluding Non-GAAP Adjustments.
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

Net income for the three months ended January 29, 2016 was $1.095 billion, or $0.77 per diluted share, as compared to net income of $977 million, or $0.98 per diluted share, for the three months ended January 23, 2015, representing an increase of 12 percent and a decrease of 21 percent, respectively.

Net income for the nine months ended January 29, 2016 was $2.435 billion, or $1.70 per dilutive share, as compared to net income of $2.676 billion, or $2.68 per diluted share, for the nine months ended January 23, 2015, representing a decrease of 9 percent and 37 percent, respectively.

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
For further information regarding the Transactions, see Note 3 to the current period's condensed consolidated financial statements.
The table below illustrates net sales by operating segment for the three and nine months ended January 29, 2016 and January 23, 2015:

	Three months ended				Nine months ended
(in millions; NM - Not Meaningful)	January 29, 2016	January 23, 2015	% Change		January 29, 2016	January 23, 2015	% Change
Cardiac and Vascular Group	$2,410	$2,224	8%		$7,460	$6,765	10%
Minimally Invasive Therapies Group	2,291	—	NM	(1)	7,103	—	NM	(1)
Restorative Therapies Group	1,759	1,645	7		5,335	4,897	9
Diabetes Group	474	449	6		1,368	1,295	6
Total Net Sales	$6,934	$4,318	61%		$21,266	$12,957	64%

(1)
Revenue growth rate versus the prior year is not meaningful, as the Minimally Invasive Therapies Group was created upon the acquisition of Covidien, which closed on January 26, 2015. The Minimally Invasive Therapies Group contains the majority of Covidien's former operations.

Net sales for the three and nine months ended January 29, 2016 were $6.934 billion and $21.266 billion, respectively, an increase of 61 percent and 64 percent, respectively, as compared to the same periods in the prior fiscal year. Net sales growth for the three and nine months ended January 29, 2016 was driven by strong net sales in the U.S. and emerging markets. Foreign currency translation had an unfavorable impact of $344 million and $1.323 billion on net sales for the three and nine months ended January 29, 2016, respectively, as compared to the same periods in the prior fiscal year. Our performance for the nine months ended January 29, 2016 was favorably impacted by an additional selling week during the first quarter of fiscal year 2016 due to our 52/53 week fiscal year calendar. Net sales growth for the three and nine months ended January 29, 2016 was driven by 8 percent and 10 percent growth, respectively, in our Cardiac and Vascular Group, 7 percent and 9 percent growth, respectively, in our Restorative Therapies Group, and 6 percent and 6 percent growth, respectively, in our Diabetes Group compared to the same periods in the prior fiscal year, as well as the addition of $2.291 billion and $7.103 billion of revenue during the three and nine months ended January 29, 2016, respectively, from our Minimally Invasive Therapies Group due to the acquisition of Covidien. The Cardiac and Vascular Group’s performance for the three and nine months ended January 29, 2016 was primarily a result of the addition of the Covidien Peripheral business into the Aortic & Peripheral Vascular division and strong net sales across all three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. Within our Minimally Invasive Therapies Group, the Surgical Solutions and Patient Monitoring & Recovery divisions contributed $1.264 billion and $1.027 billion of revenue, respectively, for the three months ended January 29, 2016 and contributed $3.907 billion and $3.196 billion, respectively, for the nine months ended January 29, 2016. The Restorative Therapies Group’s performance for the three and nine months ended January 29, 2016 was driven by solid growth in Surgical Technologies, and was favorably impacted by the addition of the Neurovascular division, partially offset by declines in Spine and Neuromodulation. The Diabetes Group's performance for the three and nine months ended January 29, 2016 was due to solid growth in the U.S driven by the ongoing launch of the MiniMed 530G System with Enlite CGM sensor and its proprietary Threshold Suspend technology. See our discussion in the “Net Sales” section of this management's discussion and analysis for more information on the results of our operating segments.

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

	Three months ended January 29, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$6,934	$1,355	$1,179	$1,095	$84	7.1%
Non-GAAP Adjustments:
Restructuring charges, net	—	28	28	16	12	42.9
Acquisition-related items	—	63	63	43	20	31.7
Amortization of intangible assets	—	484	484	374	110	22.7
Certain tax adjustments	—	—	—	(25)	25	—
Non-GAAP	$6,934	$1,930	$1,754	$1,503	$251	14.3%

	Three months ended January 23, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$4,318	$1,275	$1,194	$977	$217	18.2%
Non-GAAP Adjustments:
Special charges	—	(138)	(138)	(87)	(51)	37.0
Acquisition-related items	—	80	80	66	14	17.5
Amortization of intangible assets	—	89	89	59	30	33.7
Impact of acquisition on interest expense	—	—	77	49	28	36.4
Non-GAAP	$4,318	$1,306	$1,302	$1,064	$238	18.3%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

	Nine months ended January 29, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$21,266	$3,786	$3,202	$2,435	$767	24.0%
Non-GAAP Adjustments:
Impact of inventory step-up	—	226	226	165	61	27.0
Restructuring charges, net	—	167	167	124	43	25.7
Certain litigation charges	—	26	26	17	9	34.6
Acquisition-related items	—	183	183	126	57	31.1
Loss on previously held forward starting interest rate swaps	—	—	45	29	16	35.6
Amortization of intangible assets	—	1,448	1,448	1,119	329	22.7
Certain tax adjustments	—	—	—	417	(417)	—
Non-GAAP	$21,266	$5,836	$5,297	$4,432	$865	16.3%

	Nine months ended January 23, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$12,957	$3,393	$3,299	$2,676	$623	18.9%
Non-GAAP Adjustments:
Special charges	—	(38)	(38)	(23)	(15)	39.5
Restructuring charges, net	—	30	30	22	8	26.7
Acquisition-related items	—	182	182	166	16	8.8
Amortization of intangible assets	—	265	265	176	89	33.6
Impact of acquisition on interest expense	—	—	77	49	28	36.4
Non-GAAP	$12,957	$3,832	$3,815	$3,066	$749	19.6%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.
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
Our critical accounting estimates include the following:
Revenue Recognition
The Company records price adjustment rebates as a reduction of net sales in the same period revenue is recognized. We estimate these rebates based on sales terms, historical experience, and trend analyses. Subsequent to the January 26, 2015 acquisition of Covidien, we reevaluated the judgments used by management of the Company in making estimates and assumptions that affect the reported amounts for revenues, expenses, assets, and liabilities related to revenue recognition. Based upon the lag time between the original sale to distributors at list price and the related distributor rebate claim earned at time of sale to the end customer, and the judgments involved in estimating such rebates, we consider price adjustment rebates for Covidien to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Covidien price adjustment rebates charged against gross sales for the three and nine months ended January 29, 2016 were $701 million and $2.127 billion, respectively.
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
Our impairment reviews of other intangible assets are based on a discounted future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. Other intangible assets, net of accumulated amortization, were $27.316 billion and $28.101 billion as of January 29, 2016 and April 24, 2015, respectively.
Goodwill
Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $40.376 billion and $40.530 billion as of January 29, 2016 and April 24, 2015, respectively.
Contingent Consideration
Contingent consideration is recorded at the acquisition date at estimated fair value. The fair value of the contingent consideration is remeasured each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of income. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, and the timing or probability of achieving the milestones which trigger payment. The fair value of contingent consideration was $371 million and $264 million as of January 29, 2016 and April 24, 2015, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's condensed consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's condensed consolidated financial statements.

NET SALES
The table below illustrates net sales by operating segment and division for the three and nine months ended January 29, 2016 and January 23, 2015:

	Three months ended			Nine months ended
(in millions; NM - Not Meaningful)	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Cardiac Rhythm & Heart Failure	$1,278	$1,269	1%	$3,973	$3,848	3%
Coronary & Structural Heart	736	737	—	2,277	2,245	1
Aortic & Peripheral Vascular	396	218	82	1,210	672	80
TOTAL CARDIAC & VASCULAR GROUP	2,410	2,224	8	7,460	6,765	10
Surgical Solutions	1,264	—	NM	3,907	—	NM
Patient Monitoring & Recovery	1,027	—	NM	3,196	—	NM
TOTAL MINIMALLY INVASIVE THERAPIES GROUP	2,291	—	NM	7,103	—	NM
Spine	704	740	(5)	2,187	2,229	(2)
Neuromodulation	465	487	(5)	1,432	1,459	(2)
Surgical Technologies	443	418	6	1,288	1,209	7
Neurovascular	147	—	NM	428	—	NM
TOTAL RESTORATIVE THERAPIES GROUP	1,759	1,645	7	5,335	4,897	9
DIABETES GROUP	474	449	6	1,368	1,295	6
TOTAL	$6,934	$4,318	61%	$21,266	$12,957	64%
The increase in net sales for the three and nine months ended January 29, 2016 as compared to the three and nine months ended January 23, 2015 was primarily attributable to the Covidien acquisition, as well as strong growth in Cardiac and Vascular Group and growth in Restorative Therapies and Diabetes Groups. The results for Covidien are included in the Minimally Invasive Therapies Group, Aortic & Peripheral Vascular division, and the Neurovascular division. Net sales for the nine months ended January 29, 2016 were favorably impacted by an additional selling week during the first quarter of fiscal year 2016. Net sales for the three and nine months ended January 29, 2016 were unfavorably impacted by foreign currency translation of $344 million and $1.323 billion, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net income due to foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” Note 8 to the current period's condensed consolidated financial statements, and Note 9 to our Annual Report on Form 10-K for the year ended April 24, 2015 for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular divisions. The Cardiac and Vascular Group's products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents, balloon, and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services (formerly known as Cardiocom) and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 29, 2016 were $2.410 billion and $7.460 billion, respectively, an increase of 8 percent and 10 percent, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 29, 2016 of $132 million and $508 million, respectively, as compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group's performance for the nine months ended January 29, 2016 was favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Cardiac and Vascular Group’s performance for the three and nine months ended January 29, 2016 also benefited from the addition of the Covidien Peripheral business into the Aortic & Peripheral Vascular division and strong net sales across all three divisions. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 29, 2016 were $1.278 billion and $3.973 billion, respectively, an increase of 1 percent and 3 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 29, 2016 was driven by strong growth in AF Solutions, with the continued global acceptance of our Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system. Additionally, net sales were driven by the continued adoption of the Reveal LINQ insertable cardiac monitor, and the launch of the Evera MRI SureScan ICD in the U.S. during the second quarter of fiscal year 2016. Net sales for the Cardiac Rhythm & Heart Failure division were affected by unfavorable foreign currency translation and continued pricing pressures.
Coronary & Structural Heart net sales for the three and nine months ended January 29, 2016 were $736 million and $2.277 billion, respectively, which were flat and an increase 1 percent, respectively, as compared to the same periods in the prior fiscal year. Coronary & Structural Heart net sales for the three and nine months ended January 29, 2016 were driven by the CoreValve Evolut R recapturable system in the U.S., which was launched late in the first quarter of fiscal year 2016. In addition, net sales of Coronary & Structural Heart were driven by drug-eluting stents, including the Resolute Onyx drug-eluting stent in Europe and the Resolute Integrity in the U.S., and the recent launches of the NC Euphora and SC Euphora balloon dilatation catheters. Net sales were partially offset by unfavorable foreign currency translation and continued pricing pressures in our Coronary business.
Aortic & Peripheral Vascular net sales for the three and nine months ended January 29, 2016 were $396 million and $1,210 million, respectively, an increase of 82 percent and 80 percent, respectively, as compared to the same periods in the prior fiscal year. The Aortic & Peripheral Vascular division net sales performance for the three and nine months ended January 29, 2016 benefited from the addition of the Covidien peripheral business. The increase in Aortic & Peripheral Vascular net sales was driven by strong growth of the IN.PACT Admiral drug-coated balloon in the U.S. and globally, continued strength in Valiant Captiva TAA stent graft sales, and solid adoption of our Aptus Heli-FX endoanchor. Net sales for the Aortic & Peripheral Vascular division were affected by unfavorable foreign currency translation, increased competition in international markets, pricing pressures, and reimbursement cuts in Japan.
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

•
Acceptance of the Amplia MRI Quad CRT-D SureScan and Compia MRI Quad CRT-D SureScan systems, which received U.S. FDA approval in February 2016 and launched in March 2016, and the Claria MRI Quad CRT-D SureScan, Amplia MRI Quad CRT-D SureScan, and Compia MRI Quad CRT-D SureScan systems, which received CE Mark approval in February 2016. The systems are approved for MRI scans on any part of the body without positioning restrictions.

•	Continued future growth from Reveal LINQ, our next-generation insertable cardiac monitor launched in international and U.S. markets in the third and fourth quarters of fiscal year 2014, respectively.

•
Continued future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which studies have indicated is the source of erratic electrical signals that cause irregular heartbeat. We received U.S. FDA approval in the first quarter of fiscal year 2016 for the Aortic Front Advance ST Cryoablation Catheter.

•
Continued acceptance and future growth from Care Management Service's remote telemonitoring solutions business for the management of chronic diseases such as heart failure, diabetes, and hypertension. Care Management Services has a readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Continued acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals, both within Europe and in certain other regions around the world, to upgrade and more effectively manage their cath lab and hybrid operating rooms. At the end of the third quarter of fiscal year 2016, we had 71 long-term CLMS agreements.

•
Acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve in Japan. We received Japanese regulatory approval in March 2015 and launched in Japan late in the third quarter of fiscal year 2016 following reimbursement approval. We received U.S. FDA approval for valve-in-valve implantation in March 2015.

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

•
Acceptance of the Resolute Onyx drug-eluting coronary stent, which received CE Mark approval in November 2014. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during the procedure. We added new sizes and indications for Resolute Onyx in Europe in the third quarter of fiscal year 2016.

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

•
Acceptance of the IN.PACT Admiral drug-coated balloon for the treatment of peripheral artery disease in the upper leg. The IN.PACT Admiral drug-coated balloon was launched in the U.S. early in the fourth quarter of fiscal year 2015, and received CE Mark approval in January 2016 for arteriovenous access to help maintain hemodialysis access in patients with end-stage renal disease.

•
Integration of Aptus Endosystems, Inc. (Aptus), acquired in June 2015, into the Aortic & Peripheral division. Aptus is a medical device company focused on developing advanced technology for endovascular aneurysm repair and thoracic endovascular aneurysm repair.

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group is composed of the Surgical Solutions and Patient Monitoring & Recovery divisions. The group looks to enhance patient outcomes through minimally invasive solutions with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The Surgical Solutions division's products include those for advanced and general surgical care (stapling, vessel sealing, and other surgical instruments), sutures, electrosurgery products, hernia mechanical devices, mesh implants, and solutions for gastrointestinal (GI), advanced ablation, and interventional lung. The Patient Monitoring & Recovery division's products include ventilators, capnography and other airway products, sensors, monitors, compression and dialysis products, enteral feeding, wound care, and medical surgical products (including operating room supply products, electrodes, needles, syringes, and sharps disposals). The Minimally Invasive Therapies Group’s net sales for the three and nine months ended January 29, 2016 were $2.291 billion and $7.103 billion, respectively. Revenue growth rates as compared to the same period in the prior fiscal year are not included, as the Minimally Invasive Therapies Group was created upon the acquisition of Covidien, which closed on January 26, 2015. The Minimally Invasive Therapies Group contains the majority of Covidien's former operations.

Surgical Solutions net sales for the three and nine months ended January 29, 2016 were $1.264 billion and $3.907 billion, respectively. The strong net sales performance in Surgical Solutions for the three and nine months ended January 29, 2016 was mainly attributable to stapling, energy, and general surgical products. Stapling and energy products results benefitted from continued strong worldwide market adoption of the Endo GIA Reinforced Reload and LigaSure Maryland Jaw, respectively. General surgical products results were largely due to sales of sutures and electrosurgery products. Further, Early Technologies product performance was driven by gastrointestinal solutions products, more specifically, our gastrointestinal diagnostic product line.

Patient Monitoring & Recovery net sales for the three and nine months ended January 29, 2016 were $1.027 billion and $3.196 billion, respectively. Net sales results in Patient Monitoring & Recovery for the three and nine months ended January 29, 2016 were driven mainly by U.S. Respiratory and Patient Monitoring, Patient Care and Safety, and Nursing Care. Respiratory and Patient Monitoring performance was attributable to sensors, airway products, and acute ventilator sales. Patient Care and Safety net sales results were primarily due to sales of compression and SharpSafety product lines, and to a lesser extent, sales within our dialysis and electrodes products. Finally, the Nursing Care results were largely driven by sales of incontinence, enteral feeding and wound care products.

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

Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, Surgical Technologies, and Neurovascular divisions. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. With the addition of the Neurovascular division through the January 2015 Covidien acquisition, the group manufactures and markets products and therapies to treat diseases of the vasculature in and around the brain and includes sales of coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and nine months ended January 29, 2016 were $1.759 billion and $5.335 billion, respectively, an increase of 7 percent and 9 percent, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 29, 2016 of $59 million and $221 million, respectively, as compared to the same periods in the prior fiscal year. The Restorative Therapies Group performance for the nine months ended January 29, 2016 was favorably affected by an additional selling week during the first quarter of fiscal year 2016. The Restorative Therapies Group’s performance for the three and nine months ended January 29, 2016 was driven by solid growth in Surgical Technologies and benefitted from the addition of the Neurovascular division. Results for the three and nine months ended January 29, 2016 were also impacted by declines in Spine and Neuromodulation. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and nine months ended January 29, 2016 were $704 million and $2.187 billion, respectively, a decrease of 5 percent and 2 percent, respectively, compared to the same periods in the prior fiscal year. The decrease in Spine net sales for the three and nine months ended January 29, 2016 was primarily driven by declines in Core Spine driven by continued pressure in the U.S., and declines in Interventional Spine net sales driven by continued pricing pressures in the market. The decrease in net sales for the three months ended January 29, 2016 was also driven by declines in international BMP due to the InductOs stop shipment in Europe, partially offset by strong growth in the U.S. in BMP. Net sales for Spine were affected by unfavorable foreign currency translation for both the three and nine months ended January 29, 2016.
Neuromodulation net sales for the three and nine months ended January 29, 2016 were $465 million and $1.432 billion, respectively, a decrease of 5 percent and 2 percent, respectively, compared to the same periods in the prior fiscal year. The decrease in net sales was primarily due to continued challenges in our drug pump business as a result of the U.S. FDA consent decree, competitive pressures in our Pain Stim business, and unfavorable foreign currency translation, partially offset by growth in Gastro/Uro in the U.S. and Europe and growth in our Activa deep brain stimulation (DBS) systems for movement disorders.
Surgical Technologies net sales for the three and nine months ended January 29, 2016 were $443 million and $1.288 billion, respectively, an increase of 6 percent and 7 percent, respectively, compared to the same periods in the prior fiscal year. The increase in net sales was driven by strong growth in Advanced Energy and solid growth in Neurosurgery and ENT, partially offset by unfavorable foreign currency translation. Net sales growth was driven by strong growth from the Aquamantys Transcollation and PEAK PlasmaBlade technologies, as well as disposables and service revenue. Surgical Technologies continues to benefit from the adoption of new products, including the Straightshot M5 Microdebrider, Visualase, and NuVent sinus balloons.
Neurovascular net sales for the three and nine months ended January 29, 2016 were $147 million and $428 million, respectively. The division contributed revenue from the strength of its Flow Diversion, Stents, and Access product lines, partially offset by unfavorable foreign currency translation. New products, such as our PipelineFlex device and Solitaire FR revascularization device, drove strong performance in Flow Diversion and Stents. The New England Journal of Medicine published several positive clinical trials on our Solitaire FR revascularization device earlier this year, resulting in continued customer adoption of the product. Use of the Solitaire FR revascularization and Pipeline Flex devices also resulted in increased sales of neurovascular access products.

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

•
Market acceptance and continued adoption of innovative new products, such as our recent Cervical product introductions, our CD Horizon Solera Voyager system, our ELEVATE expandable interbody cages, and our OLIF25 and OLIF51 procedure solutions, both of which will soon be augmented with new implant technology.

•
Continued pricing and competitive pressures on premium balloon kyphoplasty (BKP) within Interventional Spine. Though we remain focused on communicating the clinical and economic benefits for premium BKP, we expect pressure in several markets to continue. We believe opportunities for growth exist in the broader vertebral compression fracture (VCF) and adjacent markets, and continue to pursue the development of other therapies to treat more patients with VCF, including the recent U.S. launches of both the Kyphon V vertebroplasty system and the Osteocool tumor ablation system.

•	Acceptance of Kanghui's broad portfolio of trauma, spine, and large-joint reconstruction products focused on the growing global value segment.

•	Continued acceptance and adoption rates of stimulators and leads approved to treat chronic pain in major markets around the world.

•	Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system.

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe), and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. We anticipate continued competitive pressures in Europe and expect competition to enter the U.S. market in the coming year.

•	Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence.

•
Continued acceptance and growth of our Surgical Technologies therapies, including Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and CRDM replacements, Neurosurgery StealthStation S7 and O-Arm Imaging Systems, Midas and ENT power systems, and intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

•	Acceptance of the recently launched NuVent sinus balloon, with built-in surgical EM navigation, used for chronic sinusitis to restore sinus drainage in a minimally invasive way.

•
Continued acceptance and growth of Neurovascular therapies, including the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

Diabetes Group
The Diabetes Group is composed of the Intensive Insulin Management (IIM), Non-Intensive Diabetes Therapies (NDT) and Diabetes Service & Solutions (DSS) divisions. The Diabetes Group products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and nine months ended January 29, 2016 were $474 million and $1.368 billion, respectively, an increase of 6 percent for both periods, as compared to the same periods in the prior fiscal year. The Diabetes Group's performance for the nine months ended January 29, 2016 was favorably affected by an additional selling week during the first quarter of fiscal year 2016. Net sales in the U.S. increased 5 percent and 9 percent for the three and nine months ended January 29, 2016, respectively, as compared to the same periods in the prior fiscal year. The Diabetes Group's performance in the U.S. was driven by the ongoing U.S. launch of the MiniMed 530G System with Enlite sensor in the IIM division. Net sales in the international markets increased 6 percent and 1 percent for the three and nine months ended January 29, 2016, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 29, 2016 of $26 million and $86 million, respectively, as compared to the same periods in the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the ongoing launch in select markets of our next-generation MiniMed 640G System with the Enhanced Enlite sensor.
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

•
Continued acceptance and future growth from our next-generation pump systems, the MiniMed 640G with SmartGuard predictive low-glucose management, which has launched in Europe and Australia, and the MiniMed 620G, the first integrated system customized for the Japanese market. The Company continues to make progress in bringing the SmartGuard technology to the U.S. and plans to submit the premarket approval to the U.S. FDA in the third quarter of fiscal year 2017.

•
Acceptance of MiniMed Connect, which allows users to view their insulin pump and CGM data on a smartphone and provides remote monitoring and text message notifications. The Company received U.S. FDA approval during the first quarter of fiscal 2016.

OPERATIONS BY MARKET GEOGRAPHY
The table below illustrates net sales by market geography for each of our operating segments for the three and nine months ended January 29, 2016 and January 23, 2015:

	Three months ended January 29, 2016			Three months ended January 23, 2015
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$1,250	$775	$385	$1,047	$813	$364
Minimally Invasive Therapies Group	1,207	780	304	—	—	—
Restorative Therapies Group	1,215	367	177	1,133	364	148
Diabetes Group	293	144	37	279	132	38
Total	$3,965	$2,066	$903	$2,459	$1,309	$550

	Nine months ended January 29, 2016			Nine months ended January 23, 2015
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$3,936	$2,378	$1,146	$3,134	$2,507	$1,122
Minimally Invasive Therapies Group	3,762	2,398	943	—	—	—
Restorative Therapies Group	3,660	1,121	554	3,336	1,132	431
Diabetes Group	847	418	103	778	409	108
Total	$12,205	$6,315	$2,746	$7,248	$4,048	$1,661

For the three and nine months ended January 29, 2016, consolidated net sales in the U.S. increased 61 percent and 68 percent, respectively, non-U.S. developed markets increased 58 percent and 56 percent, respectively, and emerging markets increased 64 percent and 65 percent, respectively, as compared to the same periods in the prior fiscal year. The growth in all markets was primarily driven by the addition of Minimally Invasive Therapies Group net sales totaling $2.291 billion and $7.103 billion for the three and nine months ended January 29, 2016, respectively. The growth in all markets for the nine months ended January 29, 2016 was also favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The increase in net sales was partially offset by unfavorable foreign currency translation for the three and nine months ended January 29, 2016 of $236 million and $995 million, respectively, for non-U.S. developed markets and $108 million and $328 million, respectively, for emerging markets.
COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Cost of products sold	30.9%	26.1%	31.9%	26.0%
Research and development expense	7.9	8.6	7.8	8.6
Selling, general, and administrative expense	33.4	34.4	33.4	34.7
Cost of Products Sold
Cost of products sold for the three and nine months ended January 29, 2016 was $2.141 billion and $6.779 billion, respectively. For the three and nine months ended January 29, 2016, cost of products sold as a percent of net sales increased 4.8 percentage points and 5.9 percentage points, respectively, as compared to the same periods in the prior fiscal year. The increase for both the three and nine months ended January 29, 2016 is primarily related to the acquisition of Covidien, which experiences higher costs of products sold as a percentage of net sales. For the nine months ended January 29, 2016 the increase was also attributable to a $226 million charge during the first quarter of fiscal year 2016 related to amortization of the remaining Covidien inventory fair value adjustment.
Research and Development Expense
We continue to invest in new technologies to drive future growth. Research and development expense for the three and nine months ended January 29, 2016 was $546 million and $1.649 billion, respectively. Research and development expense increased $173 million and $537 million for the three and nine months ended January 29, 2016, respectively, as compared to the same periods in the prior fiscal year as we continue to innovate and develop new value-based offerings for the market. For both the three and nine months ended January 29, 2016, research and development expense as a percent of net sales decreased 0.7 of a percentage point as compared to the same periods in the prior fiscal year, which is primarily attributable to higher net sales as a result of the acquisition of Covidien. The Company expects research and development expense as a percentage of net sales to continue to be in a range between 7 and 8 percent in fiscal year 2016.
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
Selling, General, and Administrative Expense
Selling, general, and administrative expense for the three and nine months ended January 29, 2016 was $2.317 billion and $7.109 billion, respectively. For the three and nine months ended January 29, 2016, selling, general, and administrative expense as a percent of net sales decreased 1.0 percentage points and 1.3 percentage points, respectively, as compared to the same periods in the prior fiscal year. This decrease includes the realization of cost synergies from the Covidien acquisition, as well as continued execution on the legacy leverage initiatives of both Medtronic and Covidien.

The following is a summary of other costs and expenses:

	Three months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Special charges	$—	$(138)	$—	$(38)
Restructuring charges, net	19	—	159	30
Certain litigation charges	—	—	26	—
Acquisition-related items	63	80	183	182
Amortization of intangible assets	484	89	1,448	265
Other expense, net	9	24	127	138
Interest expense, net	176	81	584	94
Special Charges
During the three and nine months ended January 29, 2016, there were no special charges.

During the three and nine months ended January 23, 2015, we recognized a $138 million gain, which consisted of a $41 million gain on the sale of a product line in the Surgical Technologies division, and a $97 million gain on the sale of an equity method investment. In addition, during the nine months ended January 23, 2015, consistent with our commitment to improving the health of people and communities throughout the world, we made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
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

We began our restructuring program related to the acquisition of Covidien, the cost synergies initiative, in the fourth quarter of fiscal year 2015. We anticipate approximately $850 million in cost synergies to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2017 and in future fiscal years as cost synergy initiatives are finalized. Restructuring charges are expected to be primarily related to employee termination costs and costs related to manufacturing/building site closures.

Currently, we have several initiative programs in various states of progress with total restructuring liabilities of $172 million at January 29, 2016. During the three and nine months ended January 29, 2016, we incurred $55 million and $208 million, respectively, in restructuring charges related to the cost synergies initiative. These restructuring charges were partially offset by a $19 million and a $32 million reversal of excess restructuring reserves for the three and nine months ended January 29, 2016, respectively.

For additional information, see Note 5 to the current period's condensed consolidated financial statements.
Certain Litigation Charges
During the three months ended January 29, 2016, we recorded no certain litigation charges. During the nine months ended January 29, 2016, we recorded certain litigation charges of $26 million, which relates to probable and reasonably estimable INFUSE product liability litigation.
During the three and nine months ended January 23, 2015, there were no certain litigation charges.
Acquisition-Related Items
During the three and nine months ended January 29, 2016, we recorded acquisition-related items of $63 million and $183 million, respectively, primarily due to integration-related costs incurred in connection with the Covidien acquisition, partially offset by income related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009.

During the three and nine months ended January 23, 2015, we recorded acquisition-related items of $80 million and $182 million, respectively, primarily due to transaction-related costs incurred in connection with the Covidien acquisition.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of customer-related, purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and nine months ended January 29, 2016, amortization expense was $484 million and $1.448 billion, respectively, as compared to $89 million and $265 million, respectively, for the same periods in the prior fiscal year. For the three and nine months ended January 29, 2016, the increases were primarily due to the acquisition of Covidien, which contributed $394 million and $1.176 billion, respectively, to amortization expense. The increase was partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and realized and unrealized derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three and nine months ended January 29, 2016, other expense, net was $9 million and $127 million, respectively, as compared to $24 million and $138 million, respectively, for the same periods in the prior fiscal year. The largest contributor to the change in other expense, net for three and nine months ended January 29, 2016 was an increase in net realized foreign currency gains of $24 million and $155 million, respectively. For the three and nine months ended January 29, 2016 total net realized foreign currency gains recorded in other expense, net were $77 million and $212 million, respectively, compared to gains recorded in the same periods in the prior year of $54 million and $57 million, respectively. The increase in net realized foreign currency gains for the nine months ended January 29, 2016, was partially offset by increases in the U.S. medical device excise tax and royalty expense due to the Covidien acquisition. Looking ahead, we expect to experience a decrease in other expense, net as a result of the suspension of the U.S. medical device excise tax for two years beginning January 1, 2016 and ending December 31, 2017.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and nine months ended January 29, 2016, interest expense, net was $176 million and $584 million, respectively, as compared to $81 million and $94 million, respectively, for the same periods of the prior fiscal year. The increase in interest expense, net during the three and nine months ended January 29, 2016 was driven by an increase in interest expense related to an increase in total short-term and long-term borrowings, primarily resulting from the Covidien acquisition. In addition, during the nine months ended January 29, 2016, we incurred a $45 million loss on interest rate swaps, which were previously entered into in advance of a planned debt issuance that is no longer expected post the internal reorganization of the ownership of certain legacy Covidien businesses completed in the second quarter of fiscal year 2016. Additionally, the increase in interest expense was partially offset by an increase in interest income due to higher investment balances for the three and nine months ended January 29, 2016. Based on current rates, we expect interest expense, net to increase in future quarters as the execution of our incremental share repurchases results in reduced interest income.

INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Provision for income taxes	$84	$217	$767	$623
Income from operations before taxes	$1,179	$1,194	$3,202	$3,299
Effective tax rate	7.1%	18.2%	24.0%	18.9%

Non-GAAP provision for income taxes	$251	$238	$865	$749
Non-GAAP income from operations before taxes	$1,754	$1,302	$5,297	$3,815
Non-GAAP Nominal Tax Rate	14.3%	18.3%	16.3%	19.6%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	7.2%	0.1%	(7.7)%	0.7%
Our effective tax rate for the three and nine months ended January 29, 2016 was 7.1 percent and 24.0 percent, respectively, compared to 18.2 percent and 18.9 percent for the three and nine months ended January 23, 2015, respectively. The change in the effective tax rates for the three and nine months ended January 29, 2016 was primarily due to the permanent extension of the U.S. federal research and development tax credit, certain tax adjustments, the impact of special charges, restructuring charges, net, acquisition-related items, the impact from the acquisition of Covidien, and year over year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 29, 2016 was 14.3 percent and 16.3 percent, respectively, compared to 18.3 percent and 19.6 percent for the three and nine months ended January 23, 2015, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the permanent extension of the U.S. federal research and development tax credit, the impact from the acquisition of Covidien, and year over year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 29, 2016 of approximately $18 million and $53 million, respectively.
Certain Tax Adjustments
During the three months ended January 29, 2016, we recorded a $25 million tax benefit associated with the establishment of a deferred tax asset on the tax basis in excess of book basis of a wholly owned U.S. subsidiary the Company expects to dispose of during the foreseeable future.
During the nine months ended January 29, 2016, we recorded certain tax adjustments of $417 million. The certain tax adjustments primarily relate to U.S. income tax expense resulting from our completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by our U.S.-controlled non-U.S. subsidiaries, which was partially offset by the tax benefit associated with the establishment of a deferred tax asset on the tax basis in excess of book basis of a wholly owned US subsidiary the Company expects to dispose of during the foreseeable future.
During the three and nine months ended January 23, 2015, there were no certain tax adjustments.
See Notes 11 and 16 to the current period's condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

($ in millions)	January 29, 2016	April 24, 2015
Working capital	$19,428	$21,671
Current ratio*	3.4:1.0	3.4:1.0
Cash, cash equivalents, and current investments	$17,286	$19,480
Less: Short-term borrowings and long-term debt	35,834	36,186
Net cash position**	$(18,548)	$(16,706)
Total shareholders' equity	$50,816	$53,230
Debt-to-total capital ratio ***	41%	40%

*	Current ratio is the ratio of current assets to current liabilities.
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
As of January 29, 2016, we believe our balance sheet and liquidity provide us with flexibility for the future. Approximately $6 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents, and investments, as well as our $3.500 billion revolving credit facility, and related $3.500 billion commercial paper program ($1.293 billion commercial paper was outstanding as of January 29, 2016), will satisfy our foreseeable working capital requirements for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. From time to time, we also may consider repayments, redemptions or repurchases for cash of our outstanding indebtedness, by means of one or more tender offers or otherwise.
See Notes 7, 16, and 18 to the current period's condensed consolidated financial statements for additional information regarding the Company's long-term debt and related guarantees.

Rating at (1)
	January 29, 2016	April 24, 2015
Standard & Poor's (S&P) Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service (Moody's)
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's (S&P) Ratings Services' and Moody's Investors Service long-term debt rating and short-term debt rating at January 29, 2016 were unchanged as compared to the ratings at April 24, 2015. We do not expect the Moody's and S&P Ratings Services' ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, our $3.500 billion revolving credit facility and related $3.500 billion commercial paper program discussed above and within the “Debt and Capital” section of this management's discussion and analysis.
Our net cash position as of January 29, 2016, as defined above, decreased by $1.842 billion as compared to April 24, 2015 and resulted primarily from payments of maturing long-term debt, an increase in cash paid for dividends to shareholders, and an increase in cash used for acquisitions.
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
For the three and nine months ended January 29, 2016, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of cost. As of January 29, 2016, we had $499 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $14.596 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the current period's condensed consolidated financial statements for additional information regarding fair value measurements.
SUMMARY OF CASH FLOWS

	Nine months ended
(in millions)	January 29, 2016	January 23, 2015
Cash provided by (used in):
Operating activities	$3,892	$2,990
Investing activities	(2,328)	(1,843)
Financing activities	(3,677)	14,798
Effect of exchange rate changes on cash and cash equivalents	(9)	(117)
Net change in cash and cash equivalents	$(2,122)	$15,828
Operating Activities
Our net cash provided by operating activities was $3.892 billion for the nine months ended January 29, 2016 compared to $2.990 billion for the nine months ended January 23, 2015. The $902 million increase in net cash provided by operating activities was primarily attributable to an increase in net income before depreciation and amortization partially offset by a reduction in operating liabilities. In addition, litigation payments decreased for the nine months ended January 29, 2016 compared to the same period in the prior fiscal year primarily due to a $750 million settlement payment made to Edwards Lifesciences Corporation in May 2014.
Investing Activities
Our net cash used in investing activities was $2.328 billion for the nine months ended January 29, 2016 compared to $1.843 billion for the nine months ended January 23, 2015. The $485 million increase in net cash used in investing activities during the nine months ended January 29, 2016 was primarily attributable to an increase in cash used for acquisitions and purchases of property, plant and equipment partially offset by a decrease in net purchases of marketable securities compared to the same period in the prior fiscal year.
Financing Activities
Our net cash used in financing activities was $3.677 billion for the nine months ended January 29, 2016 compared to $14.798 billion provided by financing activities for the nine months ended January 23, 2015. The $18.475 billion decrease in financing activities was primarily attributable to payments of maturing long-term debt, an increase in cash paid for dividends to shareholders, an increase in repurchases of ordinary shares, and lower levels of short-term and long-term borrowings compared to the same period in the prior year.

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

	Nine months ended
(in millions)	January 29, 2016	January 23, 2015
Net cash provided by operating activities	$3,892	$2,990
Net cash used in investing activities	(2,328)	(1,843)
Net cash used in financing activities	(3,677)	14,798

Net cash provided by operating activities	3,892	2,990
Additions to property, plant, and equipment	(693)	(316)
Free cash flow	$3,199	$2,674

Dividends to shareholders	1,608	902
Repurchase of ordinary shares	2,170	1,620
Issuances of ordinary shares	(360)	(477)
Return to shareholders	$3,418	$2,045
Consistent with our commitment to our shareholders, we anticipate returning 50 percent of our free cash flow to shareholders during fiscal year 2016.
DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 41 percent and 40 percent as of January 29, 2016 and April 24, 2015, respectively.
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
During the three and nine months ended January 29, 2016, we repurchased approximately 9.4 million and 29.0 million shares, respectively, at an average price per share of $75.62 and $74.80 respectively. As of January 29, 2016, we had approximately 80.6 million shares remaining under share repurchase programs authorized by our Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of January 29, 2016, was $2.153 billion compared to $2.434 billion as of April 24, 2015. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of January 29, 2016 was $33.681 billion compared to $33.752 billion as of April 24, 2015.
For more information on our financing arrangements, see Note 7 to the current period's condensed consolidated financial statements.

Credit Arrangements
As of January 29, 2016, we maintained a commercial paper program that allowed us to have a maximum of $3.500 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 29, 2016, the Company had $1.293 billion of commercial paper outstanding. No amount of commercial paper was outstanding as of April 24, 2015. During the three and nine months ended January 29, 2016, the weighted average original maturity of the commercial paper outstanding was approximately 53 days and 48 days, respectively, and the weighted average interest rate was 0.56 percent and 0.48 percent, respectively. The issuance of commercial paper reduced the amount of credit available under our revolving credit facility.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 29, 2016 and April 24, 2015 was $10.739 billion and $9.782 billion, respectively. At January 29, 2016, these contracts were in an unrealized gain position of $364 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at January 29, 2016 indicates that, if our portfolio uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $695 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of January 29, 2016, indicates that the fair value of these instruments would correspondingly change by $84 million.
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

Changes in internal control over financial reporting

We are currently integrating the legacy Covidien businesses into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the legacy Covidien businesses, which we expect to be completed in fiscal year 2016.

Other than the changes described in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
10/31/2015-11/27/2015	4,748,952	$75.83	4,748,952	85,281,475
11/28/2015-1/1/2016	644,225	77.61	644,225	84,637,250
1/2/2016-1/29/2016	3,997,000	75.06	3,997,000	80,640,250
Total	9,390,177	$75.62	9,390,177	80,640,250

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

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	March 9, 2016	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	March 9, 2016	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer