Form 10-K
period 2016-04-29
Medtronic plc
filed 2016-06-28
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 29, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-36820
MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity of Medtronic PLC held by non-affiliates of the registrant as of October 30, 2015, based on the closing price of $73.92, as reported on the New York Stock Exchange: approximately $104.2 billion. Number of Ordinary Shares outstanding on June 20, 2016: 1,394,731,892
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for its 2016 Annual General Meeting are incorporated by reference into Part III hereto.

Investor Information
Annual Meeting and Record Dates
Medtronic Public Limited Company, organized under the laws of Ireland (Medtronic plc, Medtronic, the Company, or we, us, or our) will hold its 2016 Annual General Meeting of Shareholders (2016 Annual Meeting) on Friday, December 9, 2016 at 8:00 a.m., local Dublin time at the Conrad Dublin Hotel Earlsfort Terrace Dublin 2, Ireland. The record date for the 2016 Annual Meeting is October 11, 2016 and all shareholders of record at the close of business on that day will be entitled to vote at the 2016 Annual Meeting.
Medtronic Website
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available through our website (www.medtronic.com under the "About Medtronic - Investors" caption and “Financial Information - SEC Filings” subcaption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).
Information relating to corporate governance at Medtronic, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Members of the Board of Directors, and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the "About Medtronic - Corporate Governance” caption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the "About Medtronic - Investors" caption and the "Financial Information - SEC Filings" subcaption.
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

PART I
Item 1. Business
OVERVIEW
Medtronic plc, headquartered in Dublin, Ireland, is among the world's largest medical technology, services and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. Medtronic was founded in 1949 and today serves hospitals, physicians, clinicians, and patients in approximately 160 countries worldwide. We remain committed to a mission written by our founder 56 years ago that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
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
On January 26, 2015 (Acquisition Date), Medtronic completed the acquisition of Covidien plc, a public limited company organized under the laws of Ireland (Covidien) in a cash and stock transaction valued at $50.0 billion. In connection with the transaction, Medtronic, Inc., a Minnesota corporation (Medtronic, Inc.), and Covidien were combined under and became subsidiaries of Medtronic plc. Covidien was a global leader in the development, manufacture and sale of healthcare products for use in clinical and home settings and had net sales for its fiscal year ended September 26, 2014 of $10.7 billion. On a pro forma basis, as if the Covidien merger had occurred at the beginning of fiscal year 2014, our combined net sales would have been $28.4 billion for fiscal year 2015 and $27.4 billion for fiscal year 2014; see Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The merger with Covidien provides the combined company with increased financial strength and flexibility and is expected to meaningfully accelerate all three strategies discussed above.
We reorganized our reporting structure and aligned our segments and the underlying divisions and businesses in fiscal year 2015 due to the acquisition of Covidien. The majority of Covidien’s operations are included in our new Minimally Invasive Therapies Group. For more information on our segments, please see Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
We currently function in four operating segments that primarily manufacture and sell device-based medical therapies. Our operating segments with each of their reported net sales for fiscal year 2016, along with their related divisions, are as follows:
Cardiac and Vascular Group (Fiscal year 2016 net sales of $10.2 billion)

•	Cardiac Rhythm & Heart Failure

•	Coronary & Structural Heart

•	Aortic & Peripheral Vascular
Minimally Invasive Therapies Group (Fiscal year 2016 net sales of $9.6 billion)

•	Surgical Solutions

•	Patient Monitoring & Recovery
Restorative Therapies Group (Fiscal year 2016 net sales of $7.2 billion)

•	Spine

•	Neuromodulation

•	Surgical Technologies

•	Neurovascular

Diabetes Group (Fiscal year 2016 net sales of $1.9 billion)

•	Intensive Insulin Management

•	Non-Intensive Diabetes Therapies

•	Diabetes Service & Solutions

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
The following are the principal products and services offered by our CRHF division:
Implantable Cardiac Pacemakers (Pacemakers) Our latest generations of pacemaker systems are the Advisa MRI SureScan models, the Micra Transcatheter Pacing System, and the Ensura MRI SureScan model. The Micra Transcatheter Pacing System, which is leadless and does not have a subcutaneous device pocket like conventional pacemaker, and the Advisa MRI SureScan models have received United States (U.S.) Food and Drug Administration (U.S. FDA) approval and Conformité Européene (CE) Mark approval, while the Ensura MRI SureScan models have received CE Mark approval.
Implantable Cardioverter Defibrillators (ICDs) Our latest generation ICD is the Evera MRI SureScan, the first ICD system with CE Mark, PMDA (Japan),  and U.S. FDA, approval for full-body MRI scans for both 1.5T and 3T scanners. The Evera system is paired with the reliable Sprint Quattro Secure lead, the only defibrillator lead with more than 11 years of proven performance with active monitoring.
Implantable Cardiac Resynchronization Therapy Devices (CRT-Ds and CRT-Ps) Our latest generation of CRT-Ds is the Amplia/Compia/Claria family of MRI Quad CRT-D SureScan systems. The U.S. FDA and CE Mark approved Amplia and Compia MRI Quad CRT-D SureScan systems are approved for MRI scans on any part of the body. In addition, the Viva/Brava family with Attain Performa quadripolar features a new algorithm, called AdaptivCRT, which improves heart failure patients' response rate to CRT-D therapy. Viva CRT-P is our latest generation device, with respect to CRT-P.
AF Products Our portfolio of AF products includes the Arctic Front Advance Cardiac Cryoballoon System, which includes the U.S. FDA approved Aortic Front Advance ST Cryoablation Catheter, designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF. Additionally, we have a second-generation CE Mark approved Phased RF System, PVAC Gold, which uses duty cycled, phased radio frequency energy for the treatment of symptomatic paroxysmal persistent and long-standing persistent AF.
Diagnostics and Monitoring Devices Our Reveal LINQ is our newest Insertable Cardiac Monitor (ICM) System. The system is used to record the heart’s electrical activity before, during, and after transient symptoms such as syncope (i.e., fainting) and palpitations to assist in diagnosis.
TYRX Products Our TYRX products include the Absorbable Antibacterial Envelope and the TYRX Neuro Absorbable Antibacterial Envelope, which are designed to stabilize electronic implantable devices and help prevent infection associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators.
Services and Solutions Our Care Management Services products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Our Cath Lab Managed Services business is focused on developing novel partnerships with hospitals to provide services directly related to hospital operational efficiency.
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
The following are the principal products offered by our CSH division:
Transcatheter Heart Valves (TCVs) Our latest generation TCVs include the CoreValve family of aortic valves. CoreValve, which is the only TCV system shown to be superior to open-heart surgery, has received U.S. FDA approval for extreme and high risk patients. Our next-generation recapturable TCV system, CoreValve Evolut R, has received U.S. FDA approval and CE Mark approval for the 23, 26, and 29 millimeter sizes of the valve.
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
Aortic & Peripheral Vascular Disease Management (APV)
Our APV division is comprised of a comprehensive line of products and therapies to treat aortic disease (such as aneurysms, dissections, and transections) as well as peripheral vascular disease (PVD), and critical limb ischemia (CLI). Our products include endovascular stent graft systems, peripheral drug coated balloon, stent and angioplasty systems, and carotid embolic protection systems for the treatment of vascular disease outside the heart, as well as products for superficial and deep venous disease.
The following are the principal products offered by our APV division:
Endovascular Stent Grafts (Aortic) Our products are designed to treat aortic aneurysms in either the abdomen or thoracic regions of the aorta. Our product line includes a range of endovascular stent grafts and accessories including the market-leading Endurant 2S Abdominal Aortic Aneurysm (AAA) Stent Graft System and the Valiant Captivia Thoracic Aortic Aneurysm (TAA) stent graft system and the Aptus endo anchors.
Peripheral Vascular Intervention (PVI) Our primary PVI products include percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, which have U.S. FDA and CE Mark approval, as well as peripheral stents such as the Protégé & Complete Self Expanding Vascular Stents, the Visi-Pro & Assurant Cobalt Balloon Expandable stents and directional atherectomy products such as the TurboHawk plaque excision system, and other procedure support products.
EndoVenous (EV)  Our EndoVenous product lines are used to treat superficial and deep venous diseases in the lower extremities and include the Closure Fast RF ablation system, the VenaSeal medical adhesive system while also now focusing on embolisms with the Concerto detachable coil system, Micro Vascular Plug (MVP), the PV ONYX liquid embolic system and other procedure support products.

MINIMALLY INVASIVE THERAPIES GROUP

Surgical Solutions
Surgical Solutions develops, manufactures, and markets advanced surgical, general surgical, and hernia products and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. In addition, we develop, manufacture, and market several unique products in the emerging fields of minimally invasive gastrointestinal diagnostics, ablation, and interventional lung.
The following are the principal products offered by our Surgical Solutions division:
Surgical Innovations This business includes sales of stapling, vessel sealing, fixation (hernia mechanical devices), mesh, hardware and surgical instruments, as well as wound closure, and electrosurgical products. Key advanced surgical products include: the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple Technology and the Endo GIA ultra universal stapler; the iDrive and Signia powered stapling systems; the LigaSure vessel sealing system, which features specialty/application specific handpieces powered by proprietary hardware platforms; the Sonicision cordless ultrasonic dissection system; AbsorbaTack absorbable mesh fixation device for hernia repair; Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair; and Parietex ProGrip, a selfgripping, biocompatible solution for inguinal hernias.
Early Technologies Our products include ablation products, and interventional lung and gastrointestinal solutions. This includes the PillCam SB and PillCam COLON, a minimally-invasive, swallowed optical endoscopy technology; superDimesion to evaluate lung lesions; the Cool-tip radiofrequency ablation system; the Evident microwave ablation system; and the HALO ablation catheters for treatment of Barrett’s esophagus.

Patient Monitoring & Recovery (PMR)
Our PMR division develops, manufactures, and markets products and therapies to enable complication-free recovery to enhance patient outcomes.
The following are the principal products offered by our PMR division:
Patient Monitoring Our products include sensors, monitors, and temperature management products. Key patient monitoring products include: Capnostream with Microstream technology capnography monitors, the Nellcor Bedside SpO2 patient monitoring system, the Bispectral Index (BIS) brain monitoring technology, the INVOS Cerebral/Somatic Oximeter, and related modules and sensors.
Airway & Ventilation This business primarily includes sales of airway, ventilator and inhalation therapy products. Key airway & ventilation products include: the Puritan Bennett 840 and 980 ventilators, the Newport e360 and HT70 ventilators, the TaperGuard Evac tube, Mallinckrodt Endotracheal Tubes, Shiley Tracheostomy Tubes, DAR Filters, and resuscitation bags.
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
The following are the principal products offered by our Spine division:
Thoracolumbar Products Our products used to treat conditions in this region of the spine include the CD HORIZON SOLERA and LEGACY Systems, and the CAPSTONE and CLYDESDALE interbody spacers. In addition, Medtronic offers a number of products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON VOYAGER, SOLERA SEXTANT and LONGITUDE Percutaneous Fixation Systems.
Cervical Products Products used to treat conditions in this region of the spine include the ZEVO and ATLANTIS VISION ELITE Anterior Cervical Plate Systems, the VERTEX SELECT Reconstruction System, and the PRESTIGE and BRYAN Cervical Artificial Discs.
Biologics Products Our Biologics platform products include INFUSE Bone Graft (InductOs in the European Union (E.U.)), which contains a recombinant human bone morphogenetic protein, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications, Demineralized Bone Matrix (DBM) products, including MagniFuse, Grafton/Grafton Plus, and PROGENIX, and the MASTERGRAFT family of synthetic bone graft products - Matrix, Putty, and Granules.
Interventional Products Our interventional products include the Xpander II Balloon Kyphoplasty system, the Kyphon-V vertebroplastly system and the Osteocool tumor ablation system.
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
The following are the principal products offered by our Surgical Technologies division:
Neurosurgery Our portfolio of products include both platform technologies and implant therapies. The StealthStation Navigation System and O-arm Imaging System are both platforms used in cranial, spinal, sinus, and orthopedic procedures. The Midas Rex Surgical Drills are used in cranial, spinal, and orthopedic procedures. Visualase MRI-Guided Laser Ablation is used in neurosurgery procedures, and our CSF Management Portfolio is used in treating hydrocephalus and other conditions impacting the intracranial pressure.
ENT The following products treat ENT diseases and conditions: Straightshot M5 Microdebrider Handpiece, the IPC system, NIM Nerve Monitoring Systems, Fusion ENT Navigation System, as well as products for hearing restoration and Snoring and Obstructive Sleep Apnea.
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
Neurovascular
Our Neurovascular division, develops, manufactures, and markets products and therapies to treat diseases of the vasculature in and around the brain. Our products include coils, neurovascular stents, and flow diversion products, as well as access and delivery products to support procedures.
The following are the principal products offered by our Neurovascular division:
The Pipeline and Pipeline Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms; the Solitaire FR revascularization device for treatment of acute ischemic stroke; and the Apollo Onyx delivery micro catheter, the first detachable tip micro-catheter available in the U.S.

DIABETES GROUP
Our Diabetes group consists of three divisions (Intensive Insulin Management, Non-Intensive Diabetes Therapies, and Diabetes Service & Solutions) that develop, manufacture, and market advanced, integrated diabetes management solutions that include insulin pump therapy, continuous glucose monitoring (CGM) systems, and therapy management software.

The following are the principal products offered by our Diabetes divisions:
Integrated Diabetes Management Solutions We have an integrated insulin pump and CGM system currently available on the market. In the U.S., we offer the MiniMed 530G System featuring SmartGuard technology, which automatically suspends insulin delivery when glucose levels reach a pre-determined threshold, and newest CGM sensor, Enlite, a sensor that can be worn for 6-days and is more comfortable, more accurate, and smaller than our previous generation sensor. Outside the U.S., we offer our MiniMed 640G System, an integrated system with the Enhanced Enlite CGM sensor that features SmartGuard technology, which automatically suspends insulin delivery when sensor glucose levels are predicted to approach a low limit and then resumes insulin delivery once levels recover.
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
Connected Care We continue to innovate and offer new connected care solutions, including the MiniMed Connect, which is the only system providing remote access to pump and sensor data on the user's smartphone.
CareLink Therapy Management Software Our web-based therapy management software solutions, including CareLink Personal software for patients and CareLink Pro software for healthcare professionals, to help patients and their health care providers control their diabetes.

CUSTOMERS AND COMPETITORS
Cardiac and Vascular Group The primary medical specialists who use our Cardiac and Vascular products include electrophysiologists, implanting cardiologists, heart failure specialists, cardiovascular, cardiothorasic, and vascular surgeons and interventional cardiologists and radiologists. Our primary competitors are St. Jude Medical, Inc. (St. Jude), Boston Scientific Corporation (Boston Scientific), Sorin Group (Sorin), Edwards Lifesciences Corporation (Edwards), C.R. Bard Inc. (Bard), and Abbott Laboratories (Abbott).
Minimally Invasive Therapies Group The products and therapies of this group are used primarily by hospitals, physicians' offices, and ambulatory care centers, other alternate site healthcare providers and less frequently in home settings. Our primary competitors are Johnson & Johnson, Boston Scientific, Baxter International Inc., and Bard.

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
Diabetes Group The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists, diabetologists, and internists. Our primary competitors are Johnson & Johnson, DexCom, Inc., Tandem Diabetes Care Inc., Insulet Corporation, and F. Hoffmann-La Roche Ltd.

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
During fiscal years 2016, 2015, and 2014, we spent $2.2 billion (7.7 percent of net sales), $1.6 billion (8.1 percent of net sales), and $1.5 billion (8.7 percent of net sales) on R&D, respectively. Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, and developing new therapies and procedures. We continue to focus on optimizing innovation, improving our R&D productivity, driving growth in emerging markets, clinical evidence generation, and assessing our R&D programs based on their ability to deliver economic value to our customers.
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
We expect to make future investments or acquisitions where we believe that we can stimulate the development of, or acquire new technologies and products to further our strategic objectives, and strengthen our existing businesses. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, and/or cash flows.
For additional information, see Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K and "Item 1A. Risk Factors - Failure to integrate acquired businesses into our operations successfully could adversely affect our business."
Acquisition of Covidien plc in Fiscal Year 2015
On January 26, 2015, pursuant to a transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), Medtronic, Inc. and Covidien became subsidiaries of the Company. The total cash and stock value of the Covidien acquisition was $50.0 billion. The operating results for Covidien are included in the Minimally Invasive Therapies Group, Cardiac and Vascular Group and Restorative Therapies Group segments.
Based upon the acquisition valuation, the Company acquired $18.3 billion of customer-related intangible assets, $7.1 billion of technology-based intangible assets, $430 million of tradenames, with weighted average estimated useful lives of 18, 16, and 6 years, respectively, $420 million of in-process research and development (IPR&D), and $30.0 billion of goodwill.
Fiscal Year 2016 Acquisitions
Twelve, Inc.
On October 2, 2015, the Company's Coronary & Structural Heart division acquired Twelve, Inc. (Twelve), a privately-held medical device company focused on the development of a transcatheter mitral valve replacement device. Total consideration for the transaction was approximately $472 million, which included an upfront payment of $428 million and the estimated fair value of product development-based contingent consideration of $44 million. Based upon the acquisition valuation, the Company acquired $192 million of IPR&D and $291 million of goodwill.
RF Surgical Systems, Inc.
On August 11, 2015, the Company's Surgical Solutions division acquired RF Surgical Systems, Inc. (RF Surgical), a medical device company focused on the detection and prevention of retained surgical sponges. Total consideration for the transaction was approximately $240 million. Based upon the acquisition valuation, the Company acquired $68 million of technology-based intangible assets, $47 million of customer-related intangible assets, with estimated useful lives of 18 and 16 years, respectively, and $135 million of goodwill.
Medina Medical
On August 31, 2015, the Company's Neurovascular division acquired Medina Medical (Medina), a privately-held medical device company focused on commercializing treatments for vascular abnormalities of the brain, including cerebral aneurysms. Total consideration for the transaction was approximately $219 million, which includes an upfront payment of $155 million and the estimated fair value of revenue-based and product development-based contingent consideration of $64 million. Medtronic had previously invested in Medina and held an 11 percent ownership position. Net of this ownership position, the transaction value was approximately $195 million. Based upon the acquisition valuation, the Company acquired $122 million of IPR&D and $126 million of goodwill.

Patents and Licenses
We rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and non-disclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. U.S. patents typically have a 20-year term from the application date while patent protection outside the U.S. varies from country to country. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products, and strategies as trade secrets. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business as a whole. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. For additional information see “Item 1A. Risk Factors - We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.” and Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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

Worldwide Operations
Our global operations are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country; often with longer-term receivables than are typical in the U.S. Currency exchange rate fluctuations can affect revenues, net of expenses, and cash flows from operations outside the U.S. We use operational and economic hedges, as well as currency exchange rate derivative contracts, to manage the impact of currency exchange rate changes on earnings and cash flow. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In addition, the repatriation of earnings of certain subsidiaries outside the U.S. may result in substantial U.S. tax cost.
For financial reporting purposes, net sales and property, plant, and equipment attributable to significant geographic areas are presented in Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Production and Availability of Raw Materials
We manufacture most of our products at 89 manufacturing facilities located in various countries throughout the world. For additional information related to our manufacturing facilities refer to Item 2. in this Annual Report on Form 10-K. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the U.S. FDA’s requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, a sudden or unexpected reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations. We have reporting and disclosure requirements related to the use of certain minerals, known as "conflict minerals" (tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2015 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to ensure adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business and rights to return product under warranty to meet the operational demands of our customers.
Employees
On April 29, 2016, we employed more than 88,000 full-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment.
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
Government Regulation and Other Considerations
Our products are subject to regulation by numerous government agencies, including the U.S. FDA and similar agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. Our business is also affected by patient privacy laws, cost containment initiatives and environmental health and safety laws and regulations. The primary laws and regulations that affect our business are described below.

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
Product Approval Processes
Authorization to commercially distribute a new medical device or technology in the U.S. is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our new medical device or technology is substantially equivalent to a legally marketed medical device or technology. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with U.S. FDA investigational device exemption regulations. We must receive an order from the U.S. FDA finding substantial equivalence to another legally marketed medical device or technology before we can commercially distribute the new medical device or technology. Modifications to cleared medical devices or technologies can be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness. Minimally Invasive Therapies Group products are generally subject to the pre-market notification process. A very small number of our devices are exempt from pre-market review.
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
Many countries outside the U.S. to which we export medical devices also subject such medical devices and technologies to their own regulatory requirements. Frequently, regulatory approval may first be obtained in a country outside of the U.S. prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device or technology changes and any new regulations or standards relevant to the device or technology and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries. Because export control and economic sanctions laws and regulations are complex and constantly changing, it is possible that laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our ability to sell or distribute products.
In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. A notified body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the medical device directive. Medtronic is subject to inspection by notified bodies for compliance. The competent authorities of the E.U. countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws transcribing the medical device directives. We anticipate a new Medical Device Regulation to be published by the European Union in 2016, and it is likely to impose additional premarket and postmarket requirements.
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

Ongoing U.S. FDA Regulations

Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. The U.S. FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the U.S. FDA for compliance with the U.S. FDA’s quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of all finished medical devices intended for human use. In addition, the U.S. FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U. S. Department of Justice, and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although surgeons are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the U.S. FDA, the U.S. FDA has prohibited manufacturers from promoting products for such “off-label” uses, and has taken the position that manufacturers can only market their products for cleared or approved uses.

If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices. The U.S. FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The U.S. FDA may also recommend prosecution to the U. S. Department of Justice. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.
In April 2015, we entered into a consent decree with the U.S. FDA relating to our Neuromodulation business’ SynchroMed drug infusion system and the Neuromodulation quality system.  The consent decree requires the Company to complete certain corrections and enhancements to the SynchroMed pump and the Neuromodulation quality system.  The consent decree limits the Company's ability to manufacture and distribute the SynchroMed drug infusion system, unless specific conditions are met.  The agreement does not require the retrieval of any of the Company’s products, but the Company must retain a third-party expert to inspect the Neuromodulation quality system and to provide a certification that the system complies with the requirements of the consent decree.  Once this certification is accepted by the U.S. FDA, and a U.S. FDA inspection is successfully completed, the limitations on manufacturer and distribution of SynchroMed pumps will be lifted.  Thereafter, the Company must submit periodic audit reports to the U.S. FDA to ensure ongoing compliance with the consent decree.

In June 2016, TYRX, Inc. received a Warning Letter from the U.S. FDA following an inspection at the TYRX facility in Monmouth Junction, New Jersey. The Company is taking action to address the Warning Letter and has submitted a response to the U.S. FDA.
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
The U.S. FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. Medtronic is also subject to foreign trade controls administered by several U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department. We import raw materials, components and finished products into the countries in which we transact business. We act as the importer of record in many instances, but we also sell and ship goods to third parties who are themselves responsible for complying with applicable trade laws and regulations. In our role as importer of record, we are directly responsible for complying with customs laws and regulations concerning the importation of our raw materials, components and finished products. If applicable government agencies were to determine that we or such third parties were not in compliance with applicable U.S. FDA or customs laws and regulations when engaging in cross-border transactions involving our products, we may be subject to civil or criminal enforcement action, and varying degrees of liability, depending on the nature of the violation and the extent of our culpability. In addition, such determinations may cause supply chain disruptions and delays in the distribution of our products that impact our business activities.
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
Anti-Boycott Laws
Under U.S. laws and regulations, U.S. companies and their controlled-in-fact subsidiaries and affiliates outside the U.S are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and a foreign country. Currently, the U.S. considers the Arab League boycott of Israel to constitute an unsanctioned foreign boycott. We are responsible for ensuring we comply with the requirements of U.S. anti-boycott laws for all transactions in which we are involved. If we, or certain third parties through which we sell or provide goods or services, are determined to have violated U.S. anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability, dependent upon the nature of the violation and the extent of our culpability. Penalties for any violations of anti-boycott laws and regulations could include criminal penalties and civil sanctions such as fines, imprisonment, debarment from government contracts, loss of export privileges and the denial of certain tax benefits, including foreign tax credits, and outside U.S subsidiary deferrals.
Data Privacy and Security Laws and Regulations
The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. For example, the U.S. FDA has issued guidance advising manufacturers to review their cybersecurity practices and policies to assure that appropriate safeguards are in place to prevent unauthorized access or modification to their medical devices or compromise of the security of the hospital network that may be connected to the device. Moreover, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure, and security of protected health information by “Covered Entities,” which are health care providers that submit electronic claims, health plans, and health care clearinghouses. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). These included directing HHS to publish more specific security standards, and increasing breach notification requirements, as well as tightening certain aspects of the privacy rules. HHS published the final versions of these new rules in January 2013, and Covered Entities and Business Associates were expected to be in compliance by September 2013. In addition, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly, but these modifications increase the potential for enforcement action against us as a Business Associate. Medtronic is generally not a Covered Entity, except for our Diabetes business, Medtronic Monitoring, Inc. and our health insurance plans. Medtronic only operates as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information.
A number of states have also adopted laws and regulations that may affect our privacy and security practices, such as state laws that govern the use, disclosure and protection of social security numbers or that are designed to protect credit card account data.

State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers.
We are also impacted by the privacy requirements of countries outside the United States. Privacy standards in Europe and Asia are becoming increasingly strict. Enforcement action and financial penalties related to privacy in the E.U. are growing, and new laws and restrictions are being passed. In April of 2016, the European Council and the Parliament adopted the new General Data Protection Regulation, which sets demanding requirements for the management of individually identifiable data in the E.U.
The management of cross border transfers of information among and outside of E.U. member countries is becoming more complex, which may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data. China and Russia have passed so-called “data localization” laws, which require multi-national companies that store certain individually identifiable data on their citizens to maintain that data on servers located in their country. Restrictions on transfer or processing of that data may apply as well. The restrictions may complicate our operations in those countries, adding complexity and additional management and oversight needs, and the Chinese and Russian governments are still clarifying how they will apply and enforce these laws.
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
Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. International examples of cost containment initiatives and health care reforms in markets significant to Medtronic's business include Japan, where the government reviews reimbursement rate benchmarks every two years, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures. As a result of our manufacturing efficiencies, cost controls and other cost-savings initiatives, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation, new or changed coverage and reimbursement government or private payer policies or decisions, or other reforms, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.
Regulations Governing Reimbursement
The delivery of our devices is subject to regulation by HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care. Other governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services.
U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of purchasing, ordering, recommending making referrals to items or services reimbursable by a federal health care program; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. Insurance companies can also bring a private cause of action for treble damages against a manufacturer for a pattern of causing false claims to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. In addition, as a manufacturer the U.S. FDA-approved devices reimbursable by federal healthcare programs, are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Further, the U.S. Foreign Corrupt Practices Act (FCPA) can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.
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
Our profitability and operations are subject to risks relating to changes in legislative, regulatory and reimbursement policies and decisions as well as changes to private payer reimbursement coverage and payment decisions and policies. Implementation of further legislative or administrative reforms to the reimbursement system in the U.S. and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
Environmental Health and Safety Laws
We are also subject to various environmental health and safety laws and regulations both within and outside the U.S. Similar to other companies in our industry, our manufacturing and other operations involve the use and transportation of substances regulated under environmental health and safety laws including those related to the transportation of hazardous materials. To the best of our knowledge at this time, we do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position, and/or cash flows.
Litigation Risks
Patent Litigation We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the outcomes associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors - We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.” and Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Product Liability and Other Claims We operate in an industry susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. We are also susceptible to other litigation, including private securities litigation, shareholder derivative suits and contract litigation. These claims may be asserted against us in the future based on events we are not aware of at the present time. While it is not possible to predict the outcome of product liability litigation, we believe the outcomes associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors - Quality problems with, and product liability claims in connection with, our processes, goods, and services, could lead to recalls or safety alerts, harm our reputation and have a material adverse effect on our business, results of operations, financial condition and our cash flows.” and Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Insurance
We have elected to self-insure most of our insurable risks across the Company, and we made this decision based on costs and availability factors in the insurance marketplace. We continue to maintain a directors' and officers' liability insurance policy providing coverage for the directors and officers of the Company. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage for other categories of losses in the future. Based on historical loss trends, we believe that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. The absence of third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.
Section 13(r) of the Exchange Act
Under Section 13(r) of the Exchange Act, the Company is required to include certain disclosures in its periodic reports if the Company or any of its affiliates knowingly engaged in certain specified activities during the period covered by the report. As a global medical device company, Medtronic conducts business throughout the world, including supplying life enhancing medical products for patient use in Iran in accordance with authorizations issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and other U.S. and non-U.S. governmental entities, and consistent with the Company’s corporate policies. As part of its ongoing global trade compliance program, the Company identified that certain authorized shipments during the period covered by this report, which were arranged and effectuated by third-party logistics providers, were sent to Iran on aircraft owned or operated by Iran Air. This air carrier was designated under Executive Order 13382 during the relevant time period. Iran Air’s designation under Executive Order 13382 was terminated on January 16, 2016. While Medtronic paid associated freight expenses to the third-party logistics company, there were no gross revenues or net profits accrued by Medtronic as a result of Iran Air being used by the third-party logistics providers. Medtronic is taking corrective actions with regard to its third party logistics providers to confirm that air carriers designated under the Executive Orders are not used to ship Medtronic medical products in the future, and will implement additional controls as necessary. The Company has also notified OFAC regarding this matter.
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
Omar Ishrak, age 60, has been Chairman and Chief Executive Officer of the Company since January 2015 and of Medtronic, Inc. since June 2011. Prior to that, Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE Healthcare, from 2009 to 2011. Prior to that, Mr. Ishrak was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008 and President and Chief Executive Officer of GE Healthcare Ultrasound and BMD from 1995 to 2004.
Michael J. Coyle, age 54, has been Executive Vice President and Group President, Cardiac and Vascular Group of the Company since January 2015 and of Medtronic, Inc. since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company.
Gary L. Ellis, age 59, has served as Executive Vice President of Global Operations and Information Technology since June 2016. Mr. Ellis previously served as Executive Vice President and Chief Financial Officer of the Company beginning in January 2015 and of Medtronic, Inc. beginning in April 2014. Prior to that, he was Senior Vice President and Chief Financial Officer from May 2005 to April 2014; Vice President, Corporate Controller and Treasurer from October 1999 to May 2005, and Vice President and Corporate Controller from August 1994 to October 1999. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994. Mr. Ellis is a member of the board of directors of The Toro Company and past chairman of the American Heart Association.
Hooman C. Hakami, age 46, has been Executive Vice President and Group President, Diabetes Group of the Company since January 2015 and of Medtronic, Inc. since June 2014. Prior to that, he was President and Chief Executive Officer of Detection and Guidance Solutions at GE Healthcare from April 2012 to May 2014. Prior to that, he served as President and Chief Executive Officer of Interventional Systems from July 2009 to April 2012; Global Business Transformation leader for GE Healthcare from December 2008 to July 2009; and Vice President and General Manager, Global Ultrasound Services from June 2004 to December 2008. Mr. Hakami started his career with GE and has held the following financial roles: Chief Financial Officer for the Global Ultrasound division from 2001 to 2004; Chief Financial Officer for Clinical and Multi-vendor Services from 1999 to 2001; as well as various finance roles at GE Capital from 1994 to 1999; GE's Aerospace Division from 1992 to 1994 and GE Power Systems from 1991 to 1992.

Bryan C. Hanson, age 49, has been Executive Vice President and Group President, Minimally Invasive Therapies Group of the Company since February 2015. Prior to that, he was Senior Vice President and Group President, Covidien since October 2014; Senior Vice President and Group President, Medical Devices and United States of Covidien from October 2013 to September 2014; Senior Vice President and Group President of Covidien for the Surgical Solutions business from July 2011 to October 2013; and President of Covidien’s Energy-based Devices business from July 2006 to June 2011. Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien from October 1992 to July 2006.
Bradley E. Lerman, age 59, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Executive Vice President, General Counsel, and Corporate Secretary at Federal National Mortgage Association (Fannie Mae) from October 2012 to May 2014; Senior Vice President and Chief Litigation Counsel at Pfizer, Inc. from January 2009 to September 2012; Partner at Winston & Strawn from August 1998 to January 2009; partner at Kirkland & Ellis from March 1996 to July 1998; Associate Independent Counsel from October 1994 to March 1996; and Assistant U.S. Attorney in the Northern District of Illinois from February 1986 to September 1994.
Geoffrey S. Martha, age 46, has been Executive Vice President and President, Restorative Therapies Group since June 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Karen L. Parkhill, age 50, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011. Ms. Parkhill is also a current member of the Board of Directors for the Methodist Health System in Dallas.
Carol A. Surface, age 50, has been Senior Vice President and Chief Human Resources Officer of the Company since January 2015 and of Medtronic, Inc. since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.
Robert ten Hoedt, age 55, has been Executive Vice President and President, EMEA of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
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
Moreover, pursuant to the conflict minerals requirements promulgated by the SEC as a part of Dodd-Frank, we are required to report on the source of any conflict minerals used in our products, as well as the process we use to determine the source of such materials. We will continue to incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply, and pricing of our raw materials.
Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.
Our medical devices and technologies and our business activities are subject to a complex regime of regulations and an aggressive enforcement environment, including by the U.S. FDA, U. S. Department of Justice, Health and Human Services-Office of the

Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices are subject to regulation by numerous government agencies, including the U.S. FDA and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial conditions and cash flows. Even if we are able to obtain such approval or clearance, it may:

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,

•	involve modifications, repairs, or replacements of our products, and

•	result in limitations on the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. Many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the U.S. FDA to determine compliance with the U.S. FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on U.S. FDA’s Form-483, warning letters, or other forms of enforcement. Since 2009, the U.S. FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The U.S. FDA has recently also significantly increased the number of warning letters issued to companies. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of non-U.S governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The U.S. FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The U.S. FDA may also recommend prosecution to the U. S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.
In addition, the U.S. FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses constitute false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.
Pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals" (tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2015 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. In addition, we may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Governmental regulations outside the U.S have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. In the European Union, for example, we anticipate a new Medical Device Regulation to be published in 2016, and it is likely to impose additional premarket and postmarket requirements. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines, revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.
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
We may in the future be subject to additional environmental claims for personal injury or cleanup based on our past, present or future business activities (including the past activities of companies we have acquired). The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on our business, consolidated earnings, financial condition, and/or cash flow.
Our failure to comply with laws and regulations relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, business, financial condition and cash flows.
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. Insurance companies can also bring a private cause of action for treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, RICO. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.
Our profitability and international operations are subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to the reimbursement system in the U.S. and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
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

Strong product quality is critical to the success of our goods and services. If we fail to meet these standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Our success also depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage and market share could be harmed. In certain situations, we may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data.
Further, we have elected to self-insure with respect to product liability risks and any product liability claim brought against us, with or without merit, could be costly to defend. See "Our insurance program may not be adequate to cover future losses." Any of the foregoing problems, including product liability claims or product recalls in the future, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 provide for a number of healthcare policy changes that are or will be applicable to us. However, certain provisions of the law are not yet effective and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The legislation provides for significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. Although the excise tax has been suspended by Congress until the end of 2017, its status is unclear for 2018 and subsequent years. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
Our insurance program may not be adequate to cover future losses.
We have elected to self-insure most of our insurable risks across the company, and we made this decision based on cost and availability factors in the insurance marketplace. We manage and maintain a portion of our self-insured program through a wholly-owned captive insurance company. We continue to maintain a directors and officers liability insurance policy with a third party insurer that provides coverage for the directors and officers of the company. We continue to monitor the insurance marketplace to evaluate the value of obtaining insurance coverage for other categories of losses in the future. Although we believe, based on historical loss trends, that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses, historical trends may not be indicative of future losses. The absence of third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

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
Economic and political instability around the world could adversely affect our revenues, financial condition or results of operations.
There can be no assurance that economic and political instability around the world will not adversely affect our revenues, financial condition or results of operations. Our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, a significant amount of our trade receivables are with national health care systems in many countries. Repayment of these receivables is dependent upon the political and financial stability of those countries. In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers located outside the U.S. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations.
We are subject to a variety of market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results.
Although our stock is traded on the New York Stock Exchange, we are a global company. Operations in countries outside of the U.S., which account for approximately 43 percent of our net sales for the fiscal year ended April 29, 2016, are accompanied by certain financial and other risks that would not be faced by a company operating purely within the U.S. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	fluctuations in currency exchange rates,

•	healthcare reform legislation,

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products,

•	local product preferences and product requirements,

•	longer-term receivables than are typical in the U.S.,

•	trade protection measures and import or export licensing requirements,

•	less intellectual property protection in some countries outside the U.S. than exists in the U.S.,

•	different labor regulations and workforce instability,

•	political instability,

•	the potential payment of U.S. income taxes on earnings of certain controlled foreign subsidiaries subject to U.S. taxation upon repatriation,

•	the expiration and non-renewal of foreign tax rulings and/or grants,

•	potentially negative consequences from changes in or interpretations of tax laws, and

•	economic instability and inflation, recession or interest rate fluctuations.
There are recent legislative proposals to tax profits of U.S. affiliates which are earned abroad. While it is impossible for us to predict whether these and other proposals will be implemented, or how they will ultimately impact us, they may materially impact our results of operations if, for example, our profits earned abroad are subject to U.S. income tax, or we are otherwise disallowed deductions as a result of these profits.
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”.  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results.

Finally, changes in currency exchange rates may reduce the reported value of our revenues outside the U.S, net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
The failure to comply with U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdiction could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws.
Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and prohibit improper practices. However, our existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, and result in a material adverse effect on our reputation, results of operations, financial condition, and cash flows.
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
In response to a variety of actions by legislators, regulators, and third party payers to reduce the perceived rise in healthcare costs, many health care industry companies, including health care systems, are consolidating to create new companies with greater market power. As the health care industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues would decrease and our consolidated earnings, financial condition, and/or cash flows would suffer.
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
We are increasingly dependent on sophisticated information technology systems to operate our business and many of our products and services include integrated software and information technology. If we fail to properly maintain the integrity of our systems and data, if our products and services do not operate as intended, or we experience a cyber-attack or other breach of these systems or products, our business could be materially affected.
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations, and routinely process, store and transmit large amounts of data in our operations, including sensitive personal information as well as proprietary or confidential information. In addition, many of our products and services incorporate software and information technology that allows patients and physicians to be connected or to collect data regarding a patient and the therapy he or she is receiving.

The size and complexity of our information technology systems makes them vulnerable to increasingly sophisticated cyber-attacks, breakdown, destruction, loss or compromise of data, obsolescence or incompatibility among systems, or other significant disruption including power outages and telecommunications failures. Unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties. If third parties successfully hack into or interfere with our implanted or connected products or services, they may create issues with product functionality that could pose a risk of loss of data, a risk to patient safety, and a risk of product recall or field activity. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur.
We also rely on third party vendors to supply and/or support certain aspects of our information technology systems. Third party systems may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems.
In addition, we continue to grow in part through new business acquisitions. With this growth we will continue to consolidate and integrate the number of systems we operate, and to upgrade and expand our information system capabilities for stable and secure business operations.
If we are unable to maintain reliable information technology systems and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. In the U.S., HIPAA privacy and security rules require certain of our operations to protect the confidentiality of patient medical records and other health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems, particularly in the area of online communications and mobile healthcare applications, in which we have a growing presence. In Europe, the General Data Protection Regulation requires us to manage individually identifiable information in the E.U. and, in the event of violations, may impose fines of up to four percent of our global revenue. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs and impacts of ensuring compliance with such rules are not material to our business. However, there is no guarantee that we will avoid enforcement actions by governmental bodies. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While Medtronic has not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation.
Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business. If we fail to maintain or protect our information systems and data integrity effectively, we could expose patients or employees to financial or medical identity theft, suffer a loss of product functionality, lose existing customers, have difficulty attracting new customers, have difficulty preventing, detecting, and controlling fraud, be exposed to the loss or misuse of confidential information, have disputes with customers, physicians, and other health care professionals, suffer regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experience increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences including legal action and damage to our reputation.
Negative conditions in global credit markets may impair our ability to issue debt securities, including our commercial paper program and the liquidity and/or market value of investments in marketable debt securities such as our other fixed income securities, which may cause us losses and liquidity issues.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government and agency securities, corporate debt securities, certificates of deposit, debt funds, and mortgage-backed and other asset-backed securities. Market conditions over the past several years have included periods of significant economic uncertainty and at times general market distress. During these periods, we may experience reduced liquidity across the fixed-income investment market, including the securities in which we invest. In the event we need to sell these securities, we may not be able to do so in a timely manner or for a value that is equal to the underlying principal. In addition, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of such securities is temporarily impaired, we would record a temporary impairment as a component of accumulated other comprehensive (loss) income within shareholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our consolidated statements of earnings, which could materially adversely impact our results of operations and financial condition.
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
As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years, including the 2015 acquisition of Covidien, and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of the combined company successfully could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,

•	our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner,

•	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies, including potential liability imposed by FCPA,

•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases,

•	our ability to retain key employees, and

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
The expansion of our services and solutions business may not yield the revenue we expect and will expose us to new risks.
We are increasingly focusing on our services and solutions businesses and the creation of comprehensive value-based healthcare offerings, in which payment is based on measurable patient outcomes over a specific time horizon. These offerings include care management services, cath lab and operating room managed services, and solutions for chronic disease management. We intend to expand our services and solutions model across all of our business groups and across geographic regions. However, we remain in the relatively early stages of developing and implementing this business model. As a result, we will need to invest significant expense and management resources into developing our expertise and executing our strategies, and our efforts may not be profitable.

In addition, the expansion of our services and solutions business model will expose us to, or increase our exposure to, a variety of regulations in the various countries we provide services and solutions, including regulations related to government payments, fraud and abuse, patient privacy, and the corporate practice of medicine. Compliance with these regulations may prove to be more costly than we anticipate, and we may not successfully comply with such regulations. These regulatory costs may slow our expansion into these business areas and may have a negative effect on our results of operations, cash flows, and financial condition.
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
We are subject to rigorous regulation by the U.S. FDA and numerous other federal, state, and non-U.S. governmental authorities. These authorities have been increasing their scrutiny of our industry. We occasionally receive subpoenas or other requests for information from state and federal governmental agencies, including, among others, the U.S. Department of Justice and the Office of Inspector General of HHS. These investigations typically relate primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices.
We cooperate with these investigations and respond to such requests. However, when an investigation begins, we cannot predict when it will be resolved, the outcome of the investigation, or its impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to existing CIAs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens, including cost, on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by a government at any time, could have a material adverse effect on our financial condition and results of operations.
Our substantial leverage and debt service obligations could adversely affect our business.
As of April 29, 2016, our total consolidated external debt was approximately $31.2 billion. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business, acquisitions, and ongoing capital expenditures, which could impede our growth. Our ability to make payments on, and to refinance, our indebtedness, and to fund capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.
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
In March 2009, the IRS issued its audit report for Medtronic Inc.'s fiscal years 2005 and 2006. Medtronic, Inc. reached agreements with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached a resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. The U.S. Tax Court issued its opinion on June 9, 2016. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. Final resolution of this matter is not expected until the end of calendar 2016 or later if the tax court opinion is appealed.
Examination and audits by tax authorities could result in additional tax payments, which could have a material adverse effect on our and Covidien’s business, results of operations, financial condition and cash flow.
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
If the distribution of Mallinckrodt ordinary shares to Covidien shareholders in 2013, or certain internal transactions undertaken in anticipation of the 2013 separation, are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.
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
The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings in the case of the 2013 separation, from Covidien and Mallinckrodt, regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the private letter rulings and the tax opinions, the IRS could determine on audit that the 2013 distribution or the related internal transactions should be treated as taxable transactions if it determines that any of the respective facts, assumptions, representations or undertakings is not correct or has been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distributions, or if the IRS were to disagree with the conclusions of the tax opinions that are not covered by the IRS rulings.
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
Moreover, tax authorities may carefully scrutinize companies that result from a cross-border business combination (such as us), which may lead such authorities to assert that we owe additional taxes, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold which Irish Revenue typically updates annually in respect of taxable gifts or inheritances received from their parents.

Risks Relating to the Covidien Acquisition (the Transaction)
We may not realize all of the anticipated benefits of the Transactions or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating Medtronic, Inc. and Covidien.
Our ability to realize the anticipated benefits of the Transaction will depend, to a large extent, on our ability to integrate the Medtronic, Inc. and Covidien businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Medtronic, Inc. and Covidien. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the transaction. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption or a loss of momentum in, our activities and could adversely affect our results of operations.
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
The Transaction may not allow us to maintain competitive global cash management and a competitive effective corporate tax rate.
While we believe that being incorporated in Ireland should help us maintain a competitive worldwide effective corporate tax rate and provide flexible global cash management, we cannot give any assurance as to what our effective tax rate nor global cash accessibility will be, however, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we will operate. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate or global cash accessibility.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive office is located in Ireland and is leased by us. Our main operational offices are owned by us and located in the Minneapolis, Minnesota metropolitan area.
Our total manufacturing and research space is approximately 14 million square feet. Approximately 72 percent of the manufacturing or research facilities are owned by us and the balance is leased. The following is a summary of our largest manufacturing or research facilities by location:

Location Country or State	Square Feet (in thousands)
China	1,182
South Carolina	1,146
Connecticut	1,098
Minnesota	1,024
Mexico	959
Puerto Rico	831
Ireland	640
Florida	550
Massachusetts	504
California	502
Illinois	459
Italy	454
Texas	431
Switzerland	347
Arizona	294
Indiana	291
Colorado	287
Nebraska	281
Georgia	236
Japan	220
Dominican Republic	217
Canada	206
We also maintain sales offices in the U.S. at 12 locations in 10 states and outside the U.S. at 202 locations in 67 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses, and adequate for current needs.
Item 3. Legal Proceedings
A discussion of the Company’s legal proceedings is contained in Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
The Company’s ordinary shares are listed on the New York Stock Exchange under the symbol “MDT.”
In January 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the adoption of the existing Medtronic, Inc. share redemption program. As of April 29, 2016, the Company had used all of the 80 million shares authorized under the January 2015 share redemption program. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of an additional 80 million of the Company's ordinary shares. As of April 29, 2016, the Company had used 8 million of the 80 million shares authorized under the June 2015 share redemption program. As authorized by the Board of Directors, our share redemption program expires when the total number of authorized shares have been redeemed.
The following table provides information about shares redeemed by the Company during the fourth quarter of fiscal year 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/30/2016-2/26/2016	2,700,350	$74.08	2,700,350	77,939,900
2/27/2016-4/1/2016	3,710,152	75.47	3,710,152	74,229,748
4/2/2016-4/29/2016	2,351,007	76.56	2,351,007	71,878,741
Total	8,761,509	$75.34	8,761,509	71,878,741
On June 20, 2016, there were approximately 40,100 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled 38.0 cents per share for each quarter of fiscal year 2016 and 30.5 cents per share for each quarter of fiscal year 2015. The following prices are the high and low market sales quotations per share of the Company’s ordinary shares for the quarters indicated:

Fiscal	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016 High	$79.08	$78.91	$78.92	$80.74
2016 Low	72.20	55.54	72.28	71.03
2015 High	65.50	67.11	77.39	79.50
2015 Low	57.81	59.83	65.51	70.91

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 29, 2011 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2011	April 2012	April 2013	April 2014	April 2015	April 2016
Medtronic, Inc. / Medtronic plc	$100.00	$92.68	$116.80	$149.62	$203.06	$211.37
S&P 500 Index	100.00	105.16	121.27	145.85	169.15	168.63
S&P 500 Health Care Equipment Index	100.00	97.46	113.00	134.57	177.23	187.79
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
Dividends paid to U.S. residents will not be subject to Irish dividend withholding tax provided that:

•
in the case of a beneficial owner of Medtronic shares held in the Depository Trust Company (DTC), the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the Company’s qualifying intermediary; or

•	in the case of a record owner, the record owner has provided to the Company’s transfer agent a valid U.S Certification of Residence (Form 6166) or valid Irish Non-Resident Form V2.
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

Item 6. Selected Financial Data

(in millions, except per share data and additional information)	Fiscal Year
Operating Results for the Fiscal Year:	2016	2015 (1)	2014	2013	2012
Net sales	$28,833	$20,261	$17,005	$16,590	$16,184
Cost of products sold	9,142	6,309	4,333	4,126	3,889
Research and development expense	2,224	1,640	1,477	1,557	1,490
Selling, general, and administrative expense	9,469	6,904	5,847	5,698	5,623
Special charges (gains), net	70	(38)	40	—	—
Restructuring charges, net	290	237	78	172	87
Certain litigation charges, net	26	42	770	245	90
Acquisition-related items	283	550	117	(49)	12
Amortization of intangible assets	1,931	733	349	331	335
Other expense, net	107	118	181	108	364
Operating profit	5,291	3,766	3,813	4,402	4,294
Operating profit margin percentage	18.4%	18.6%	22.4%	26.5%	26.5%
Interest expense, net	955	280	108	151	149
Income from continuing operations before income taxes	4,336	3,486	3,705	4,251	4,145
Provision for income taxes	798	811	640	784	730
Income from continuing operations	3,538	2,675	3,065	3,467	3,415
Income from discontinued operations, net of tax	—	—	—	—	202
Net income	$3,538	$2,675	$3,065	$3,467	$3,617
Per Ordinary Share:
Basic - Income from continuing operations	$2.51	$2.44	$3.06	$3.40	$3.24
Basic - Net income	2.51	2.44	3.06	3.40	3.43
Diluted - Income from continuing operations	2.48	2.41	3.02	3.37	3.22
Diluted - Net income	2.48	2.41	3.02	3.37	3.41
Cash dividends declared per ordinary share	1.52	1.22	1.12	1.04	0.97
Financial Position at Fiscal Year-end:
Working capital	$16,435	$21,671	$15,651	$13,902	$10,409
Current ratio	3.3:1.0	3.4:1.0	3.8:1.0	4.5:1.0	2.8:1.0
Total assets	$99,782	$106,685	$37,943	$34,900	$32,818
Long-term debt	30,247	33,752	10,315	9,741	7,359
Shareholders’ equity	52,063	53,230	19,443	18,671	17,113
Additional Information:(2)
Full-time employees at year-end	88,063	85,573	43,305	42,466	40,601
Full-time equivalent employees at year-end	98,017	92,500	49,247	46,659	44,944
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
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company and its subsidiaries. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto as of April 29, 2016 and April 24, 2015 and for each of the three fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014.
On January 26, 2015, pursuant to the Transaction Agreement, the Company acquired Covidien and Medtronic, Inc. (collectively, the Transactions). Following the consummation of the Transactions, Medtronic, Inc. and Covidien became subsidiaries of the Company. In connection with the Transactions, the Company became the successor registrant to Medtronic, Inc. and re-registered as a public limited company organized under the laws of Ireland. For the fiscal year ended April 24, 2015, the results of operations of Covidien are reflected in Medtronic’s results of operations for only the fourth quarter due to the timing of the Transactions, which will affect comparability throughout this Annual Report on Form 10-K.
For further information regarding the Acquisition, see the section entitled "Acquisition and Investments - Acquisition of Covidien plc in Fiscal Year 2015" contained in "Item 1. Business" and Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Organization of Financial Information
Management’s discussion and analysis provides material historical and prospective disclosures designed to enable investors and other users to assess our financial condition and results of operations.
Statements that are forward-looking and not historical in nature are subject to risks and uncertainties. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K and "Cautionary Factors That May Affect Future Results" in this management's discussion and analysis for more information.
The consolidated financial statements are presented within Item 8 of this Annual Report on Form 10-K and include the consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of shareholders’ equity, consolidated statements of cash flows, and the related notes, which are an integral part of the consolidated financial statements.
Financial Trends
Throughout this management’s discussion and analysis, we present certain financial measures that management uses to evaluate the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These financial measures are considered non-GAAP financial measures.
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
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these Non-GAAP Adjustments that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate (Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Tax Rate is calculated as the provision for income taxes, adjusted for the impact of Non-GAAP Adjustments, as a percentage of income from operations before income taxes, excluding Non-GAAP Adjustments.

Free cash flow is a non-GAAP financial measure calculated by subtracting property, plant, and equipment additions from operating cash flows.
Refer to the “GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Summary of Cash Flows" sections for reconciliations of our results of operations prepared in accordance with U.S. GAAP to the adjusted non-GAAP measurements considered by management.
Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal year 2016 was a 53-week year, with the additional week occurring in the first quarter. Fiscal years 2015 and 2014 were 52-week years.
Executive Level Overview
Medtronic is among the world's largest medical technology, services, and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. We employ more than 88,000 full-time employees worldwide, serving physicians, hospitals, and patients in approximately 160 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.
Net income for the fiscal year ended April 29, 2016 was $3.5 billion, $2.48 per diluted share, as compared to net income of $2.7 billion, $2.41 per diluted share, for the fiscal year ended April 24, 2015, representing an increase of 32 percent and 3 percent, respectively.
The table below illustrates net sales by operating segment for fiscal years 2016 and 2015:

	Net Sales
	Fiscal Year
(dollars in millions; NM - Not Meaningful)	2016	2015	% Change
Cardiac and Vascular Group	$10,196	$9,361	9%
Minimally Invasive Therapies Group (1)	9,563	2,387	301
Restorative Therapies Group	7,210	6,751	7
Diabetes Group	1,864	1,762	6
Total Net Sales	$28,833	$20,261	42%

(1)
The Minimally Invasive Therapies Group was a new group in the fourth quarter of fiscal year 2015 that contains the majority of Covidien's former operations. Revenue growth is compared to a full year of operations in fiscal year 2016.

Our performance for the fiscal year ended April 29, 2016 was favorably impacted by an additional selling week during the first quarter of fiscal year 2016 due to our 52/53 week fiscal year calendar. Currency translation had an unfavorable impact of $1.4 billion on net sales compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of the addition of the Covidien Peripheral business into the Aortic & Peripheral Vascular division and strong net sales across all three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. The Surgical Solutions and Patient Monitoring & Recovery divisions, within the Minimally Invasive Therapies Group, contributed $5.3 billion and $4.3 billion of revenue, respectively. The Restorative Therapies Group’s performance was a result of solid growth in Surgical Technologies, and was favorably impacted by the addition of the Covidien Neurovascular division, partially offset by declines in Spine and Neuromodulation. The Diabetes Group's performance was primarily due to growth in international markets, driven by the next-generation MiniMed 640G System with the Enhanced Enlite Sensor. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
Acquisition of Covidien In fiscal year 2015, we acquired Covidien to continue in our mission to create a medical technology and services company with a comprehensive product portfolio and a broad global reach that is better able to improve healthcare outcomes. Covidien meaningfully accelerates our core strategies of therapy innovation, globalization and economic value. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values at the Acquisition Date.
For further information regarding the Acquisition, see the section entitled “Acquisition and Investments - Acquisition of Covidien” contained in “Item 1. Business,” and Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The full text of the Transaction Agreement was filed as Exhibit 2.1 to our Amendment No. 5 to the Registration Statement on Form S-4 filed with the SEC on November 20, 2014.

GAAP to Non-GAAP Reconciliation The following is a reconciliation of our net sales, operating profit, income from operations before income taxes, net income, provision for income taxes, and effective tax rate prepared in accordance with U.S. GAAP to those results after giving effect to adjustments relating to charges or gains that management believes may or may not recur with similar materiality or impact on net income in future periods. We have provided these non-GAAP financial measures, because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures to facilitate management's review of the operational performance of the Company and as a basis for strategic planning. Management believes that the resulting non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of the Company's ongoing operations and are useful for period over period comparisons of such operations. These non-GAAP financial measures reflect an additional way of viewing aspects of the Company's operations. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and are cautioned that Medtronic may calculate results reflecting non-GAAP financial measures in a manner that is different from other companies.

Refer to the "Cost and Expenses," "Income Taxes," and "Liquidity and Capital Resources" sections of this Management's Discussion and Analysis for more information on the Non-GAAP Adjustments.

	Fiscal year ended April 29, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$28,833	$5,291	$4,336	$3,538	$798	18.4%
Non-GAAP Adjustments:
Impact of inventory step-up	—	226	226	165	61	27.0
Special charges	—	70	70	44	26	37.1
Restructuring charges, net	—	299	299	221	78	26.1
Certain litigation charges, net	—	26	26	17	9	34.6
Acquisition-related items	—	283	283	212	71	25.1
Amortization of intangible assets	—	1,931	1,931	1,467	464	24.0
Loss on previously held forward starting interest rate swaps	—	—	45	29	16	35.6
Debt tender premium	—	—	183	118	65	35.5
Certain tax adjustments	—	—	—	417	(417)	—
Non-GAAP	$28,833	$8,126	$7,399	$6,228	$1,171	15.8%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

	Fiscal year ended April 24, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$20,261	$3,766	$3,486	$2,675	$811	23.3%
Non-GAAP Adjustments:
Impact of inventory step-up	—	623	623	455	168	27.0
Impact of product technology upgrade commitment	—	74	74	61	13	17.6
Special (gains) charges, net	—	(38)	(38)	(23)	(15)	39.5
Restructuring charges, net	—	252	252	180	72	28.6
Certain litigation charges, net	—	42	42	27	15	35.7
Acquisition-related items	—	550	550	433	117	21.3
Amortization of intangible assets	—	733	733	538	195	26.6
Impact of acquisition on interest expense	—	—	77	49	28	36.4
Certain tax adjustments	—	—	—	349	(349)	—
Non-GAAP	$20,261	$6,002	$5,799	$4,744	$1,055	18.2%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

	Fiscal year ended April 25, 2014
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$17,005	$3,813	$3,705	$3,065	$640	17.3%
Non-GAAP Adjustments:
Special charges	—	40	40	26	14	35.0
Restructuring charges, net	—	88	88	60	28	31.8
Certain litigation charges, net	—	770	770	701	69	9.0
Acquisition-related items	—	117	117	79	38	32.5
Amortization of intangible assets	—	349	349	230	119	34.1
Certain tax adjustments	—	—	—	(63)	63	—
Non-GAAP	$17,005	$5,177	$5,069	$4,098	$971	19.2%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.
Critical Accounting Estimates
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect managements' best judgment about economic and market conditions and their potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See also Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, which discusses our significant accounting policies.

Our critical accounting estimates include the following:
Revenue Recognition Based upon the lag time between the original sale to distributors at list price and the related distributor rebate earned at time of sale to the end customer and the judgments involved in estimating such rebates, we consider certain Minimally Invasive Therapies Group price adjustment rebates to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales for the fiscal year ended April 29, 2016 and the fourth quarter of fiscal year 2015 were $2.9 billion and $679 million, respectively.
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, other class actions, income tax matters, and environmental matters. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. Estimates of probable losses resulting from litigation, governmental proceedings, and income tax matters involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. While it is not possible to predict the outcome for most of the matters discussed in Note 15 to the consolidated financial statements, we believe it is possible that costs associated with these matters could have a material adverse impact on our consolidated earnings, financial position, and/or cash flows.
Income Tax Reserves We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) effective settlement of an issue (iii) there is a change in applicable tax law including a tax case or legislative guidance, or (iv) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
Valuation of Intangible Assets and Goodwill When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and IPR&D. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks.
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $41.5 billion and $40.5 billion as of April 29, 2016 and April 24, 2015, respectively.
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. These risk factors are discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Definite-lived intangible assets, net of accumulated amortization, were $26.2 billion and $27.4 billion as of April 29, 2016 and April 24, 2015, respectively.

The Company assesses the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangibles require the Company to make several estimates about fair value, most of which are based on projected future cash flows. Indefinite-lived intangible assets, were $721 million and $720 million as of April 29, 2016 and April 24, 2015, respectively.
The results of our annual impairment test are discussed in Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Contingent Consideration Contingent consideration is recorded at the acquisition date at estimated fair value and is remeasured each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration can result from changes in the timing and amount of revenue estimates, in the timing or probability of achieving the milestones which trigger payment, or in discount rates. The fair value of contingent consideration was $377 million and $264 million as of April 29, 2016 and April 24, 2015, respectively.
Net Sales
In the fourth quarter of fiscal year 2015, we amended the way in which we evaluate performance and allocate resources with the acquisition of Covidien. As a result, we began to operate under four reportable segments and four operating segments, the Cardiac and Vascular Group (composed of Cardiac Rhythm & Heart Failure, Coronary & Structural Heart and Aortic & Peripheral Vascular businesses), the Minimally Invasive Therapies Group (composed of Surgical Solutions and Patient Monitoring & Recovery), the Restorative Therapies Group (composed of the Spine, Neuromodulation, Surgical Technologies, and Neurovascular businesses), and the Diabetes Group. See Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional discussion related to our segment reporting.
The table below illustrates net sales by operating segment and division for fiscal years 2016, 2015, and 2014:

	Net Sales			Net Sales
	Fiscal Year			Fiscal Year
(dollars in millions; NC - Not Calculable)	2016	2015	% Change	2015	2014	% Change
Cardiac Rhythm & Heart Failure	$5,465	$5,245	4%	$5,245	$4,996	5%
Coronary & Structural Heart	3,093	3,038	2	3,038	2,956	3
Aortic & Peripheral Vascular (1)	1,638	1,078	52	1,078	895	20
Total Cardiac and Vascular Group	10,196	9,361	9	9,361	8,847	6
Surgical Solutions (1)	5,265	1,293	307	1,293	—	NC
Patient Monitoring & Recovery (1)	4,298	1,094	293	1,094	—	NC
Total Minimally Invasive Therapies Group (1)	9,563	2,387	301	2,387	—	NC
Spine	2,924	2,971	(2)	2,971	3,041	(2)
Neuromodulation	1,926	1,977	(3)	1,977	1,898	4
Surgical Technologies	1,773	1,671	6	1,671	1,562	7
Neurovascular (1)	587	132	345	132	—	NC
Total Restorative Therapies Group	7,210	6,751	7	6,751	6,501	4
Diabetes Group	1,864	1,762	6	1,762	1,657	6
Total	$28,833	$20,261	42%	$20,261	$17,005	19%

(1)	Growth rates are impacted by the acquisition of Covidien in the fourth quarter of fiscal year 2015. Revenue growth is compared to a full year of operations in fiscal year 2016.
Cardiac and Vascular Group The Cardiac and Vascular Group’s products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents, balloon, and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services (formerly known as Cardiocom) and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and

Vascular Group's net sales for fiscal year 2016 were $10.2 billion, an increase of 9 percent compared to the prior fiscal year. Currency translation had an unfavorable impact on net sales of $572 million as a result of the change in exchange rates from the prior year. The Cardiac and Vascular Group’s performance was favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Cardiac and Vascular Group’s performance for fiscal year 2016 also benefited from the addition of the Covidien Peripheral business into the Aortic & Peripheral Vascular division and strong net sales across all three divisions. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2016 were $5.5 billion, an increase of 4 percent compared to the prior fiscal year. The increase in Cardiac Rhythm & Heart Failure net sales was driven by strong growth in AF Solutions, with the continued global acceptance of our Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system. Additionally, net sales were driven by the continued adoption of the Reveal LINQ insertable cardiac monitor, and the launch of the Evera MRI SureScan ICD in the U.S. during the second quarter of fiscal year 2016, with continued strong adoption through the fourth quarter fiscal year 2016. Net sales for the Cardiac Rhythm & Heart Failure division were also affected by continued pricing pressures.
Coronary & Structural Heart net sales for fiscal year 2016 were $3.1 billion, an increase of 2 percent compared to the prior fiscal year. Nets sales were driven by the CoreValve Evolut R recapturable system in the U.S., which was launched late in the first quarter of fiscal year 2016, and a strong CoreValve launch in Japan in the fourth quarter of fiscal year 2016. In addition, net sales of Coronary & Structural Heart division were driven by drug-eluting stents, including the Resolute Onyx drug-eluting stent in Europe and the Resolute Integrity drug-eluting stent in the U.S., and the recent launches of the NC Euphora and SC Euphora balloon dilatation catheters. Net sales were partially offset by continued pricing pressures in our Coronary business.
Aortic & Peripheral Vascular net sales for fiscal year 2016 were $1.6 billion, an increase of 52 percent compared to the prior fiscal year. The Aortic & Peripheral Vascular division net sales performance benefited from the addition of the Covidien Peripheral business. The increase in Aortic & Peripheral Vascular net sales was driven by strong growth of the IN.PACT Admiral drug-coated balloon in the U.S. and globally, continued strength in Valiant Captiva TAA stent graft sales, continued solid adoption of our Aptus Heli-FX endoanchor, and continued adoption of the Endurant IIs Abdominal Aortic Aneurysm (AAA) 3-piece system in the U.S. Net sales for the Aortic & Peripheral Vascular division were affected by increased competition in international markets and reimbursement cuts in Japan.
The Cardiac and Vascular Group's net sales for fiscal year 2015 were $9.4 billion, an increase of 6 percent compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Cardiac Rhythm & Heart Failure and Aortic & Peripheral Vascular and solid growth in Coronary & Structural Heart.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2015 were $5.2 billion, an increase of 5 percent compared to the prior fiscal year. The increase in Cardiac Rhythm & Heart Failure net sales was driven by the ongoing acceptance of the Reveal LINQ insertable cardiac monitor and the launches of the Viva XT CRT-D with Attain Performa quadripolar CRT-D lead system in the U.S. in September 2014 and Evera MRI SureScan ICD in Japan in November 2014. Net sales of the Cardiac Rhythm & Heart failure division were also driven by the continued global acceptance of the Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system, net sales from Cardiocom and our CLMS business, which includes the August 2014 acquisition of NGC Medical S.p.A. (NGC).
Coronary & Structural Heart net sales for fiscal year 2015 were $3.0 billion, an increase of 3 percent compared to the prior fiscal year. The increase in Coronary & Structural Heart net sales was driven by ongoing success of the CoreValve transcatheter aortic heart valve in the U.S., the launch of the CoreValve Evolute R recapturable system in international markets, and the international launch of the Resolute Onyx drug-eluting stent in November 2014. Net sales were partially offset by continued pricing pressures in the U.S., Western Europe, Japan, and India in our Coronary business.
Aortic & Peripheral Vascular net sales for fiscal year 2015 were $1.1 billion, an increase of 20 percent compared to the prior fiscal year. The Aortic & Peripheral Vascular division includes a portion of the Covidien Peripheral business, which contributed strong performance during the fourth quarter of fiscal year 2015 on the strength of its chronic venous insufficiency products. The increase in Aortic & Peripheral Vascular net sales was driven by IN.PACT Admiral drug-coated balloons in the U.S. and international markets. Aortic & Peripheral Vascular net sales were also driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, and growth from the Endurant 2S Abdominal Aortic Aneurysm (AAA) Stent Graft System in the U.S. and Western Europe. Net sales for the Aortic & Peripheral Vascular division were impacted by increased competitive and pricing pressures in the U.S., Western Europe, and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•	Increasing competition, fluctuations in currency exchange rates, and continued pricing pressures.

•
Continued acceptance and future growth of the Amplia/Compia/Claria family of MRI Quad CRT-D SureScan systems. The Amplia and Compia MRI Quad CRT-D SureScan systems received U.S. FDA approval in February

2016 and launched in March 2016. The Amplia/Compia/Claria family of MRI Quad CRT-D SureScan systems received CE Mark approval in February 2016. The systems are approved for MRI scans on any part of the body without positioning restrictions.

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

•
Acceptance and future growth of our Micra transcatheter pacing system, which received CE Mark approval in April 2015 and U.S. FDA approval in April 2016. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems.

•
Continued acceptance and future growth from Care Management Service's remote telemonitoring solutions business for the management of chronic diseases such as heart failure, diabetes, and hypertension. Care Management Services has a readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Continued acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals, both within Europe and in certain other regions around the world, to upgrade and more effectively manage their cath lab and hybrid operating rooms. At the end of fiscal year 2016, we had 88 long-term CLMS agreements.

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

•	The global stent market continues to experience pricing pressure resulting from government austerity programs and reimbursement cuts in Europe and Japan.

•	Continued worldwide growth of our Euphora Non-Compliant and Semi-Compliant Balloon Dilatation Catheter and our family of coronary guide catheters.

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

Minimally Invasive Therapies Group Minimally Invasive Therapies Group’s goals are to diagnose and intervene earlier, improve treatments, and help patients recover faster. Our technologies and products span the entire continuum of care. The group looks to enhance patient outcomes through minimally invasive solutions with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The Surgical Solutions division's products include those for advanced and general surgical care (stapling, vessel sealing, and other surgical instruments), sutures, electrosurgery products, hernia mechanical devices, mesh implants, and solutions for gastrointestinal (GI), advanced ablation, and interventional lung. The Patient Monitoring & Recovery division's products include ventilators, capnography and other airway products, sensors, monitors, compression and dialysis products, enteral feeding, wound care, and medical surgical products (including operating room supply products, electrodes, needles, syringes, and sharps disposals). The Minimally Invasive Therapies Group’s net sales for fiscal year 2016 were $9.6 billion. Currency translation had an unfavorable impact on net sales of $493 million as a result of the change in exchange rates from the prior year. The Minimally Invasive Therapies Group was favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Minimally Invasive Therapies Group contains the majority of Covidien's former operations. See the more detailed discussion of each business’s performance below.
Net sales contributions in Surgical Solutions for fiscal year 2016 were $5.3 billion. The net sales performance in Surgical Solutions was mainly attributable to stapling and energy. Stapling products results benefited from continued worldwide market adoption of the Endo GIA Reinforced Reload and energy products benefited from continued strong adoption of the LigaSure Maryland Jaw and Valleylab FT10 Energy Platform. Further, Early Technologies product performance was driven by gastrointestinal solutions products, more specifically, our gastrointestinal diagnostic product line.
Patient Monitoring & Recovery net sales for fiscal year 2016 were $4.3 billion. Net sales contributions in Patient Monitoring & Recovery were driven mainly by U.S. sales within Respiratory and Patient Monitoring, Patient Care and Safety, and Nursing Care. Respiratory and Patient Monitoring performance was attributable to sensors, airway products, and acute ventilator sales. Patient Care and Safety net sales results were primarily due to sales of compression and SharpSafety product lines, and sales within our electrode and dialysis products. The Nursing Care results were largely driven by sales of incontinence, enteral feeding and wound care products.
Looking ahead, we expect Minimally Invasive Therapies Group could be impacted by the following:

•
Continued acceptance and future growth of Open-to-Minimally Invasive Surgery (MIS) techniques and tools supported by our efforts to transition open surgery to MIS. The Open to MIS initiative focuses on establishing our presence in and working to optimize open surgery globally, while capturing the market opportunity that exists in transitioning open procedures to MIS, whether through traditional MIS, or advanced technologies like robotics. To achieve this transition, we are focused on product training, surgical skill training and continued therapy innovation to advance MIS.

•
Changes in procedural volumes, competitive pressure, reimbursement challenges, reprocessed products, impacts from changes in the mix of our product offerings, fluctuations in currency exchange rates and pricing pressure, particularly in developed markets.

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

•
Continued acceptance and future growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery and investing in vascular creation and maintenance technologies. Our ability to successfully integrate Bellco into Medtronic.  Bellco is a pioneer in hemodialysis treatment solutions that we acquired in February 2016.

•	Continued growth due to cross-selling initiatives of Minimally Invasive Therapies Group within other businesses with Medtronic.

•
Continued elevation of the standard of care for respiratory compromise, a progressive condition impacting a patient’s ability to breathe effectively. The Capnostream35 is expected to launch in fiscal year 2017.

•	Creation of less invasive standards of care in diseases and conditions of the gastrointestinal tract and lung to enable earlier diagnosis and intervention.

•
Continued and future acceptance of advanced and general surgical care products from both physicians and patients of open and minimally invasive procedures in Surgical Solutions, including stapling, vessel sealing, and other surgical instruments.

•
Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding with the fiscal year 2017 acquisition of a highly profitable and fast-growing gynecology business. The addition will expand and strengthen the Minimally Invasive Therapies Group’s offerings and complement the existing global gynecology business.

•	Ability to develop a surgical robotic platform that reduces the variability of surgical procedures and improves the repeatability and reliability of procedures

•
Continued acceptance of other recently launched products including the Endo GIA Reinforced Reload, the LigaSure Maryland jaw laparoscopic sealer and divider, and three additional sizes of the Sonicision Cordless Ultrasonic Dissection Device and the GastriSail Gastric Positioning System.

•	Future acceptance of the Signia Stapling System, expected to launch in fiscal year 2017. The single-hand use increases patient focus and consistent staple lines reduce leaks and tissue trauma.

•
Future acceptance of the HD multi-pass system, expected to launch in fiscal year 2018. The HD multi-pass system reduces infrastructure by requiring less water, has less start-up costs, and offers high quality ultrapure dialysate treatment.

•
Continued acceptance and growth in respiratory care, ventilation and airway management, patient monitoring, and homecare. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography bedside capnography monitor, portable monitor with Nellcor pulse oximetry system with OxiMax technology and the Nellcor Respiratory Compromise monitor with vital signs of SpO2, pulse rate, End-Tidal CO2, and Respiratory Rate.

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

•
Ability to generate product innovation and adoption of less invasive surgical techniques to help patients recover faster and at less overall cost to the healthcare system. Opportunities exist to provide advanced solutions that minimize complications and increase efficiency. Our goal is to create localized solutions to improve surgical approaches and increase access to care, address economic and clinical challenges, and advance minimally invasive surgery by minimizing complications, thereby reducing surgical variability and increasing efficiency.

•
Continued and future acceptance of the Valleylab FT10 energy platform, which we launched in fiscal year 2016. The faster sealing of the Valleylab FT10 decreases procedure times and auto-adjusting energy accommodates different tissue types.

Restorative Therapies Group The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. With the addition of the Neurovascular division through the January 2015 Covidien acquisition, the group manufactures and markets products and therapies to treat diseases of the vasculature in and around the brain and includes sales of coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for fiscal year 2016 were $7.2 billion, an increase of 7 percent over the prior fiscal year. Currency translation had an unfavorable impact on net sales of approximately $244 million as a result of the change in exchange rates from the prior year. The Restorative Therapies Group's performance was favorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Restorative Therapies Group’s performance for fiscal year 2016 was favorably impacted by the addition of the Neurovascular division, growth in Surgical Technologies, and by an additional selling week during the first quarter of fiscal 2016, partially offset by declines in Neuromodulation and Spine. See the more detailed discussion of each business's performance below.
Spine net sales for fiscal year 2016 were $2.9 billion, a decrease of 2 percent over the prior fiscal year. The decrease in Spine net sales was driven by declines in Core Spine and Interventional, partially offset by growth in BMP (composed of INFUSE bone graft (InductOs in the E.U.)) in the U.S. The U.S. Core Spine market grew in the low-single digits, with modest procedural growth offset by continued pricing pressures. During fiscal year 2016, new product introductions across several procedures, resulted in a sequential improvement in the Core Spine growth rate. We are seeing incremental revenue from our differentiated OLIF procedures, as well as from the recent Solera, Voyager, Elevate, and PTC Interbody launches for TLIF and MIDLF procedures. In Core Spine, we are also realizing some early benefits from our Speed to Scale initiative, which accelerates innovation and enables rapid deployment of these products and procedures to the market. The Interventional Spine net sales decline was driven by continued pricing pressures. In BMP, strong growth in the U.S. was offset by declines in international BMP due to the InductOs stop shipment in Europe which we expect to continue until the back half of fiscal year 2017.
Neuromodulation net sales for fiscal year 2016 were $1.9 billion, a decrease of 3 percent over the prior fiscal year. The decrease in net sales was primarily due to challenges in Drug Pumps and Pain Stimulation, partially offset by growth in Gastro/Uro, with relatively flat results in DBS. In Drug Pumps, the business was negatively affected by challenges related to its April 2015 U.S. FDA consent decree, as well as the January divestiture of its intrathecal baclofen drug. In Pain Stimulation and DBS, declines were driven by increased competition in the market, however, drivers such as the expanded early onset DBS indication in the U.S. that we received earlier this fiscal year and new strategies that focus our pain products on the growing opioid epidemic could improve future results. In Gastro/Uro, implant growth of our InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence continued in the U.S. during fiscal year 2016.
Surgical Technologies net sales for fiscal year 2016 were $1.8 billion, an increase of 6 percent over the prior fiscal year. The increase in net sales was driven by continued worldwide net sales growth across the portfolio of Advanced Energy, ENT, and Neurosurgery. Performance was driven by strong growth of power systems, Aquamantys Transcollation, and PEAK PlasmaBlade technologies, as well as solid growth of Midas Rex products, monitoring, and O-arm imaging systems.
Neurovascular net sales for fiscal year 2016 were $587 million. The division contributed revenue from the strength of its coils, stents, flow diversion, and access product lines. Our Solitaire FR mechanical thrombectomy device delivered strong results, solidifying our leadership position in the rapidly expanding ischemic stroke market. Our Flow Diversion products for the treatment of intracranial aneurysms, Pipeline Flex in the U.S. and Japan and Pipeline Shield in Europe, continue to lead the market.
Spine net sales for fiscal year 2015 were $3.0 billion, a decrease of 2 percent over the prior fiscal year. The decrease in Spine's net sales for fiscal year 2015 was driven by declines in Core Spine and Interventional, partially offset by growth in BMP. Both the global and U.S. Core Spine markets grew in the low-single digits, with modest procedural growth offset by continued pricing pressures. During fiscal year 2015, the Core Spine business continued to focus on differentiating itself over the long-term through portfolio updates, procedural innovation, and continued development and deployment of the its Surgical Synergy program that integrates imaging, navigation, and powered surgical instruments. Fiscal year 2015 included several new product launches, including our Prestige LP cervical disc and Pure Titanium Coated (PTC) interbodies spacers, which partially offset declines in Core Spine. Interventional Spine net sales decline was driven by a decline in European sales, where the business faced pricing pressures in Germany and unfavorable currency translation. Underlying demand for BMP stabilized and returned to slight growth in the latter half of fiscal year 2015.
Neuromodulation net sales for fiscal year 2015 were $2.0 billion, an increase of 4 percent over the prior fiscal year. The increase in net sales was primarily due to strong growth in Gastro/Uro and growth in DBS and Pain Stimulation. Our global focus on our neurologist referral programs, and the strength of the EARLYSTIM data in international markets, continues to drive solid growth of DBS systems. Implant growth of our InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence continued in the U.S. throughout fiscal year 2015. The increase in net sales for fiscal year 2015 was also due to global growth of our RestoreSensor SureScan MRI system. While the U.S. pain stimulation market has weakened as a result of reimbursement changes, net sales of our SureScan MRI system for the fiscal year demonstrate our continued strength in the market.
Surgical Technologies net sales for fiscal year 2015 were $1.7 billion, an increase of 7 percent over the prior fiscal year. The increase in net sales was driven by continued worldwide net sales growth across the portfolio of Advanced Energy, ENT, and Neurosurgery, partially offset by unfavorable currency translation. Performance was driven by strong growth of power systems, Aquamantys Transcollation, and PEAK PlasmaBlade technologies, as well as solid growth of Midas Rex products, monitoring, and O-arm imaging systems. Additionally, net sales growth was positively impacted by launch of our NuVent sinus balloons in the second quarter of fiscal year 2015 and the acquisition of Visualase during the first quarter of fiscal year 2015, adding a MRI-guided laser ablation technology to our broad suite of neuroscience solutions for neurosurgery. The increase in revenue from Visualase and our NuVent sinus balloons was partially offset by our divestiture of the MicroFrance product line during the third quarter of fiscal year 2015.
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
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued commercial integration in the Restorative Therapies group and market acceptance of our new integrated solutions through the Surgical Synergy program, which integrates our spinal implants and Surgical Technologies' imaging and navigation equipment.

•
Market acceptance and continued adoption of innovative new products, such as our CD Horizon Solera Voyager system, our ELEVATE expandable interbody cage, and our OLIF25 and OLIF51 procedure solutions, both of which have recently been augmented with new implant technology.

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

•
Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. We continue to make progress against our U.S FDA consent decree commitments.

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

•
Future acceptance of the Medina mesh coil implant launched in European Union in May 2016. Medina Medical was acquired in August 2015 and focuses on the commercialization of treatments for vascular abnormalities of the brain, including cerebral aneurysms.

•
Efficiencies gained from fiscal year 2017 reorganization to provide a stronger focus on the diseases and conditions that we serve to further innovate, integrate platforms and leverage breadth of product portfolio across Restorative Therapies Group. Beginning in the first quarter of fiscal year 2017, the new reporting structure includes Spine, Brain Therapies (consists of Modulation, Neurovascular, and Neurosurgery), Pain Therapies (consists of Stimulation, Pump, and Interventional), and Specialty Therapies (consists of Pelvic Health, Advanced Energy, and ENT).

Diabetes Group The Diabetes Group is composed of the Intensive Insulin Management (IIM), Non-Intensive Diabetes Therapies (NDT) and Diabetes Service & Solutions (DSS) divisions. The Diabetes Group products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for fiscal year 2016 were $1.9 billion, an increase of 6 percent over the prior fiscal year, and were favorably affected by an additional selling week during the first quarter of fiscal year 2016. Net sales in the U.S. increased 6 percent compared to the prior fiscal year, driven by the MiniMed 530G System with Enlite sensor in the IIM division. Currency translation had an unfavorable impact on net sales of $101 million as a result of the change in exchange rates from the prior year. The Diabetes Group's performance in international markets was favorably affected by our next-generation MiniMed 640G System with the Enhanced Enlite sensor.
The Diabetes Group’s net sales for fiscal year 2015 were $1.8 billion, an increase of 6 percent over the prior fiscal year. The increase in net sales was primarily driven by 9 percent growth in the U.S., driven by the ongoing launch of the MiniMed 530G System with Enlite Sensor. Approval was obtained late in the second quarter of fiscal year 2014. Net sales in the international markets increased 2 percent compared to the prior fiscal year. Performance in international markets was favorably affected by the launch of our next-generation MiniMed 640G System with the Enhanced Enlite CGM sensor in Australia and Europe, partially offset by unfavorable currency translation.
Looking ahead, we expect our Diabetes Group could be impacted by the following:

•	Increasing competition, potential risk of pricing pressures, reduction in reimbursement rates, and fluctuations in currency exchange rates.

•	Changes in medical reimbursement policies and programs. Continued acceptance and improved reimbursement of CGM technologies.

•	Continued acceptance from both physicians and patients of insulin-pump and CGM therapy.

•
Continued acceptance and future growth of the MiniMed 530G System, available in the U.S., which includes the insulin pump and Enlite sensor. This is the first system in the U.S. that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold.

•
Continued acceptance and future growth from our next-generation pump systems, the MiniMed 640G with SmartGuard predictive low-glucose management, which has launched in Europe, Australia, and select Latin

America countries, and the MiniMed 620G, the first integrated system customized for the Japanese market. The Company continues to make progress in bringing the MiniMed 640G to the U.S., and plans to submit the premarket approval to the U.S. FDA in the third quarter of fiscal year 2017. In addition, the Company is on track to file its premarket approval to the U.S. FDA for the first hybrid closed loop system by the end of June 2016.

•
Acceptance of MiniMed Connect, which allows users to view their insulin pump and CGM data on a smartphone and provides remote monitoring and text message notifications. The Company received U.S. FDA approval during the first quarter of fiscal 2016.

•	Selection by UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members access to our advanced diabetes technology and comprehensive support services.

Operations by Market Geography
The graph below illustrates net sales by market geography for fiscal years 2016, 2015, and 2014:
The table below illustrates net sales by market geography for each of our operating segments for fiscal years 2016 and 2015:

	Fiscal Year 2016			Fiscal Year 2015
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$5,347	$3,283	$1,566	$4,435	$3,412	$1,514
Minimally Invasive Therapies Group	5,014	3,299	1,250	1,230	856	301
Restorative Therapies Group	4,921	1,542	747	4,569	1,556	626
Diabetes Group	1,140	584	140	1,071	548	143
Total	$16,422	$8,708	$3,703	$11,305	$6,372	$2,584
For fiscal year 2016, net sales for the U.S. increased 45 percent, developed markets outside the U.S. increased 37 percent, and emerging markets increased 43 percent compared to the prior fiscal year. Currency translation had an unfavorable impact of $1.4 billion on net sales for fiscal year 2016. Net sales growth in the U.S. was led by strong growth in the Cardiac and Vascular Group and solid growth in the Restorative Therapies Group and Diabetes. The growth in all markets was primarily driven by the addition of Minimally Invasive Therapies Group net sales totaling $9.6 billion for fiscal year 2016 and was also favorably impacted by an additional selling week during the first quarter of fiscal year 2016.
For fiscal year 2015, net sales for the U.S increased 22 percent, non-U.S. developed markets increased 13 percent, and emerging markets increased 23 percent over the prior fiscal year. Currency translation had an unfavorable impact of $666 million on net sales for fiscal year 2015. Net sales growth in non-U.S. developed markets was driven by the addition of the Minimally Invasive Therapies Group in the fourth quarter, as a result of the Covidien acquisition, offset by unfavorable currency translation. Emerging markets growth was led by strong growth in the Restorative Therapies Group and Diabetes, solid growth in the Cardiac and Vascular Group, and the addition of the Minimally Invasive Therapies Group in the fourth quarter as a result of the Covidien acquisition, partially offset by unfavorable currency translation.

Net sales outside the U.S. are accompanied by certain financial risks, such as changes in currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with international customers. We continue to monitor the economic conditions in many countries outside the U.S. and the average length of time it takes to collect on our outstanding accounts receivable in these countries. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries.
Costs and Expenses
The following is a summary of major costs and expenses as a percent of net sales:

	Fiscal Year
	2016	2015	2014
Cost of products sold	31.7%	31.1%	25.5%
Research and development expense	7.7	8.1	8.7
Selling, general, and administrative expense	32.8	34.1	34.4
Cost of Products Sold We continue to focus on reducing our costs of production through channel optimization, supply chain management, and review of our manufacturing network. Beginning in fiscal year 2015, our product mix has substantially changed with the acquisition of Covidien in fiscal year 2015. The Patient Monitoring & Recovery division within Minimally Invasive Therapies Group, which accounts for approximately 45 percent of Minimally Invasive Therapies Group's net sales, generally realizes a lower average margin due to the type products sold within the division. Therefore, cost of products sold as a percentage of net sales has increased in fiscal years 2016 and 2015. Cost of products sold was $9.1 billion, $6.3 billion, and $4.3 billion in fiscal years 2016, 2015, and 2014, respectively.
We have recognized amortization of the adjustment related to inventory fair value from the Covidien acquisition to cost of products sold totaling $226 million and $623 million in fiscal years 2016 and 2015, respectively. Additionally, in fiscal year 2015, cost of products sold included a $74 million charge related to a CRHF global comprehensive program for home based monitors due to industry conversion from analog to digital technology. Restructuring charges included in cost of products sold totaled $9 million, $15 million, and $10 million in fiscal years 2016, 2015, and 2014, respectively, for inventory write-offs of discontinued product lines. These charges affect the comparability of our operating results between periods, therefore, we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis for further analysis related to these charges.
Research and Development We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, lead to enhanced quality of life, and can be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. During fiscal year 2016, we continued to invest in new technologies to support our mission with several new acquisitions, as well as, continued product growth within our business units.
Research and development expense for fiscal year 2016, 2015, and 2014 was $2.2 billion, $1.6 billion, and $1.5 billion, respectively. Research and development expense remained fairly flat as a percentage of net sales over the three-year period.
Selling, General, and Administrative Our goal is to continue selling, general, and administrative expense leverage initiatives and to continue to realize cost synergies expected from the acquisition of Covidien. During fiscal year 2016, we realized a 1.3 percentage point decrease in our selling, general, and administrative expense percentage to net sales as a result of these initiatives.
Selling, general, and administrative expense was $9.5 billion, $6.9 billion, and $5.8 billion during fiscal years 2016, 2015, and 2014, respectively.

The following is a summary of other costs and expenses:

	Fiscal Year
(in millions)	2016	2015	2014
Special charges (gains), net	$70	$(38)	$40
Restructuring charges, net	290	237	78
Certain litigation charges, net	26	42	770
Acquisition-related items	283	550	117
Amortization of intangible assets	1,931	733	349
Other expense, net	107	118	181
Interest expense, net	955	280	108
Special Charges (Gains), Net During fiscal year 2016, we recognized special charges of $70 million in connection with the impairment of a debt investment.
During fiscal year 2015, we recognized special gains of $138 million, which consisted of a $41 million gain on the sale of a product line in the Surgical Technologies division, and a $97 million gain on the sale of an equity method investment.
During fiscal year 2015 and 2014, consistent with our commitment to improving the health of people and communities throughout the world, we made charitable contributions of $100 million and $40 million, respectively, to the Medtronic Foundation, which is a related party non-profit organization.
Special charges (gains), net will affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis for further analysis related to these charges.
Restructuring Charges, Net We incur restructuring charges in connection with our cost-reduction and productivity initiatives or with acquisitions when we implement plans to restructure and integrate the acquired operations. Amounts recognized as restructuring charges result from a series of judgments and estimates about future events and uncertainties and rely heavily on assumptions upon implementation of the initiative programs. Restructuring programs will affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment. Refer to the "Executive Level Overview" section of this Management's Discussion and Analysis.
We began our restructuring program related to the acquisition of Covidien, the cost synergies initiative, in the fourth quarter of fiscal year 2015. We anticipate approximately $850 million in cost synergies to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Restructuring charges are expected to be incurred in future fiscal years as cost synergy initiatives are finalized. Restructuring charges are expected to be primarily related to employee termination costs and costs related to manufacturing and facility closures.
Currently, we have several initiative programs in various states of progress with total restructuring liabilities of $257 million and $233 million at April 29, 2016 and April 24, 2015, respectively. During fiscal year 2016, we incurred $332 million in restructuring charges, $9 million of which was related to inventory write-offs of discontinued product lines recognized within cost of products sold in the consolidated statements of income. These charges were partially offset by a $33 million reversal of excess restructuring reserves.
For additional information, see Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Certain Litigation Charges, Net We classify material litigation charges and gains recognized as certain litigation charges, net. Certain litigation charges, net will affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis. During fiscal years 2016 and 2015, we recorded certain litigation charges, net of $26 million and $42 million, respectively, which primarily relate to additional accounting charges for probable and reasonably estimable INFUSE product liability litigation, which were recorded as a result of additional filed and unfiled claims, and other litigation matters. See Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

During fiscal year 2014, we recorded certain litigation charges, net of $770 million, which primarily included the global patent settlement agreement with Edwards Lifesciences Corporation of $589 million, and accounting charges for probable and reasonably estimable INFUSE product liability litigation of $140 million.
Acquisition-Related Items During fiscal year 2016, we recorded charges from acquisition-related items of $283 million, primarily related to costs incurred in connection with the Covidien acquisition. The charges incurred in connection with the Covidien acquisition include $219 million of professional services and integration costs and $58 million of accelerated or incremental stock compensation expense.
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
Acquisition-related items will affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment. Refer to the "Executive Level Overview" section of this Management's Discussion and Analysis. See Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion on IPR&D charges.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. Amortization of intangible assets will affect the comparability of our operating results between periods, therefore we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis for further details related to this expense.
In fiscal year 2016, amortization expense was $1.9 billion as compared to $733 million in fiscal year 2015. The $1.2 billion increase in amortization expense in fiscal year 2016 was primarily due to realizing a full year impact of amortization of intangibles acquired with Covidien in the fourth quarter of fiscal year 2015.
In fiscal year 2015, amortization expense was $733 million, an increase of $384 million from $349 million in fiscal year 2014. The increase was primarily due to the fourth quarter fiscal year 2015 acquisition of Covidien, which added $379 million in amortization expense and fiscal year 2014 acquisitions of TYRX, Corventis, Inc. and Visualase, Inc., partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. In fiscal year 2016, other expense, net was $107 million, a decrease of $11 million from $118 million in the prior fiscal year. The largest contributor to the change in other expense, net was an increase in net realized currency gains, which were partially offset by increased royalty expense within Minimally Invasive Therapies Group, and a write-off of a minority investment in the current year. Total net realized currency gains recorded in other expense, net were $314 million in fiscal year 2016 compared to gains of $196 million in the prior fiscal year. Looking ahead, we expect other expense, net will be impacted as a result of the suspension of the U.S. medical device excise tax for two years beginning January 1, 2016 and ending December 31, 2017.
In fiscal year 2015, other expense, net was $118 million, a decrease of $63 million from $181 million in the prior fiscal year. The decrease was primarily due to an increase in net realized currency gains partially offset by increased royalties in our Structural Heart business and increased U.S. medical device excise tax, which for fiscal year 2015 was $135 million compared to $112 million in the prior fiscal year. Total net realized currency gains recorded in other expense, net were $196 million in fiscal year 2016 compared to gains of $43 million in the prior fiscal year.
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. In fiscal year 2016, interest expense, net was $955 million, as compared to $280 million in fiscal year 2015. The increase in interest expense, net for fiscal year 2016 was largely driven by an increase in total short-term and long-term borrowings, primarily resulting from the Covidien acquisition, and a $183 million charge recorded in connection with the cash tender offer and redemption of certain outstanding debt securities, as discussed within the “Liquidity and Capital Resources" section of this management’s discussion and analysis. In addition, during the second quarter of fiscal year 2016 we incurred a $45 million loss on interest rate swaps, which were previously entered into in advance of a planned debt issuance that is no longer expected after the internal reorganization of the ownership of certain legacy Covidien businesses completed in the second quarter of fiscal year 2016. The Company treats this interest expense charge, as well as the $183 million charge associated with the cash tender offer and redemption as Non-GAAP Adjustments. The increase in interest expense, net during fiscal year 2016 was partially offset by increased interest income earned on higher investment balances, as compared to fiscal year 2015. Based on current expected rates, we expect interest expense, net to increase in future quarters as our investment balances decline resulting from the deployment of capital, including incremental share repurchases and net debt reduction.
In fiscal year 2015, interest expense, net was $280 million, as compared to $108 million in fiscal year 2014. For fiscal year 2015, the increase in interest expense, net was primarily due to the impact of the incremental interest expense resulting from the issuance of $17.0 billion of debt to fund the Covidien acquisition and the $3.0 billion term loan funded in January 2015. The $17.0 billion debt resulted in $77 million of incremental interest expense in the third quarter of fiscal year 2015 prior to the close of the Covidien transaction. The Company treated this interest expense item as a Non-GAAP Adjustment.
See our discussion in the “Liquidity and Capital Resources” section of this management’s discussion and analysis for more information regarding our investment portfolio.
Income Taxes

	Fiscal Year
(in millions)	2016	2015	2014
Provision for income taxes	$798	$811	$640
Income from operations before taxes	$4,336	$3,486	$3,705
Effective tax rate	18.4%	23.3%	17.3%

Non-GAAP provision for income taxes	$1,171	$1,055	$971
Non-GAAP income from operations before taxes	$7,399	$5,799	$5,069
Non-GAAP Nominal Tax Rate	15.8%	18.2%	19.2%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(2.6)%	(5.1)%	1.9%
Our effective tax rate for fiscal year 2016 was 18.4 percent compared to 23.3 percent in the prior fiscal year. The decrease in our effective tax rate was due to the net tax impact of inventory step-up, debt tender premium, acquisition-related items, certain tax adjustments, amortization of intangible assets, the impact from the acquisition of Covidien, operational tax benefits described below, and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for fiscal year 2016 was 15.8 percent compared to 18.2 percent in the prior fiscal year. The decrease in our Non-GAAP Nominal Tax Rate for fiscal year 2016 as compared to the prior fiscal year was primarily due to the impact of the Covidien acquisition, operational tax benefits, and year-over-year changes in operational results by jurisdiction.
During fiscal year 2016, we recorded $97 million in operational tax benefits. The retroactive renewal and extension of the U.S. federal research and development tax credit resulted in a $16 million operational tax benefit for fiscal year 2016. In addition, we recorded a $40 million benefit from the reversal of a valuation allowance associated with foreign net operating losses, and a $41 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves.
Our effective tax rate for fiscal year 2015 was 23.3 percent compared to 17.3 percent from the prior fiscal year. The increase in our effective tax rate was due to the net tax impact of special charges (gains), net, restructuring charges, net, certain litigation charges, net, acquisition-related items, certain tax adjustments, the impact from the acquisition of Covidien, the operational tax benefits described below.
Our Non-GAAP Nominal Tax Rate for fiscal year 2015 was 18.2 percent compared to 19.2 percent in the prior fiscal year. The decrease in our Non-GAAP Nominal Tax Rate for fiscal year 2015 as compared to the prior fiscal year was primarily due to the impact of the Covidien acquisition, operational tax benefits described below, and year-over-year changes in operational results by jurisdiction.

During fiscal year 2015, we recorded $33 million in operational tax benefits. The retroactive renewal and extension of the U.S. federal research and development tax credit resulted in a $12 million operational tax benefit for fiscal year 2015. In addition, we recorded a $9 million benefit associated with foreign dividend distributions, and a $12 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves.
An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the fiscal years ended April 29, 2016 and April 24, 2015 of approximately $74 million and $58 million, respectively.
Certain Tax Adjustments
During fiscal year 2016 we recorded certain tax adjustments of $417 million. A $442 million certain tax adjustment charge was recorded, which primarily related to the U.S. income tax expense resulting from our completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by our U.S.-controlled non-U.S. subsidiaries (the Internal Reorganization). As a result of the Internal Reorganization, approximately $9.7 billion of cash, cash equivalents and investments in marketable debt and equity securities previously held by U.S.-controlled non-U.S. subsidiaries became available for general corporate purposes. This charge was partially offset by a $25 million tax benefit associated with the disposition of a wholly owned U.S. subsidiary. The $417 million net certain tax adjustment was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2016.
In fiscal year 2015, we recorded certain tax adjustments of $349 million, of which $329 million related to the resolution of the Kyphon Inc. (Kyphon) acquisition-related issues with the U.S. Internal Revenue Service (IRS). In addition, the certain tax adjustments include $20 million related to a taxable gain associated with the Covidien acquisition. The $349 million certain tax adjustment was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2015.
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
Certain tax adjustments will affect the comparability of our operating results between periods, therefore, we consider these Non-GAAP Adjustments. Refer to the "Executive Level Overview" section of this Management's Discussion and Analysis for further analysis related to these adjustments.
Liquidity and Capital Resources

	Fiscal Year
(in millions)	2016	2015
Working capital	$16,435	$21,671
Current ratio(1)	3.3:1.0	3.4:1.0
Cash, cash equivalents, and current investments	$12,634	$19,480
Short-term borrowings and long-term debt	31,240	36,186
Net cash position(2)	$(18,606)	$(16,706)
Total shareholder's equity	$52,063	$53,230
Debt-to-total capital ratio(3)	38%	40%

(1)	The ratio of current assets to current liabilities.

(2)
The sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

(3)	The ratio of total debt (short-term borrowings and long-term debt) to total capitalization (total debt and total shareholder's equity).
As of April 29, 2016, we believe our balance sheet and liquidity provide us with flexibility in the future. Approximately $5 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents and investments, as well as our $3.5 billion revolving credit facility and related commercial paper program (no commercial paper outstanding as of April 29, 2016), will satisfy our foreseeable working capital requirements for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
Our net cash position in fiscal year 2016 decreased by $1.9 billion as compared to fiscal year 2015. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

In April 2016, the Company completed a cash tender offer and redemption of $2.7 billion of senior notes for $3.0 billion of total consideration. We recognized a loss on debt extinguishment of $163 million, which included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recorded in the interest expense in the consolidated statement of income. In addition to the loss on debt extinguishment, we recognized $20 million of interest expense due to the acceleration of net losses on forward starting interest rate derivatives, which had been terminated at the time of original debt issuances, relating to the portion of debt extinguished in the tender offer.

Rating for Fiscal Year Ended(1)
	April 29, 2016	April 24, 2015
Standard & Poor's (S&P) Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service (Moody's)
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's (S&P) Ratings Services' and Moody's Investors Service long-term debt rating and short-term debt rating at April 29, 2016 were unchanged as compared to the ratings at April 24, 2015. We do not expect the Moody's and S&P Ratings Services' ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, our $3.5 billion revolving credit facility and related commercial paper program, discussed above and within the “Debt and Capital” section of this management's discussion and analysis.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows.
Notes 1 and 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provide information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position, and/or cash flows.
We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs. However, we evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings continue to experience reduced liquidity due to low investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For the fiscal year ended April 29, 2016, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of April 29, 2016, we have $327 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $9.7 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding fair value measurements.
Summary of Cash Flows

	Fiscal Year
(in millions)	2016	2015	2014
Cash provided by (used in):
Operating activities	$5,218	$4,902	$4,959
Investing activities	2,245	(17,058)	(3,594)
Financing activities	(9,543)	15,949	(918)
Effect of exchange rate changes on cash and cash equivalents	113	(353)	37
Net change in cash and cash equivalents	$(1,967)	$3,440	$484
Operating Activities Our net cash provided by operating activities was $5.2 billion for the fiscal year ended April 29, 2016 compared to $4.9 billion provided in the prior year. The $316 million increase was primarily driven by an increase in net income before depreciation and amortization, loss on debt extinguishment, and acquisition-related items of $2.1 billion and a decrease in certain litigation payments of $469 million, partially offset by an increase in cash paid for incomes taxes and interest of $747 million and $688 million, respectively. The increase in cash paid for income taxes was primarily a result of the settlement payments made for the resolution of the Kyphon acquisition-related matters, internal reorganization of the ownership of certain legacy Covidien businesses, and the impacts from the full year of Covidien results. The increase in cash paid for interest was primarily the result of a full year of interest payments on the Senior Notes and Term Loan issued in fiscal year 2015 primarily to fund the $16 billion cash consideration portion of the Covidien acquisition, as well as the interest payments on the outstanding debt assumed as part of the Covidien acquisition. Net cash provided by operating activities was further offset by the impact of a full year of operations post-Covidien acquisition.
Our net cash provided by operating activities was $4.9 billion for the fiscal year ended April 24, 2015 compared to $5.0 billion provided in the fiscal year ended April 25, 2014. The slight year-over-year decrease is primarily the result of certain Covidien acquisition impacts, including acquisition-related items, accrued liabilities, and deferred income taxes, offset by the $750 million settlement payment made to Edwards in May 2014.
Investing Activities Our net cash provided by investing activities was $2.2 billion for the fiscal year ended April 29, 2016 compared to $17.1 billion used in the prior year. The $19.3 billion increase was primarily attributable to higher levels of cash used in the prior year for acquisitions, primarily related to the Covidien acquisition, as well as an increase in net proceeds from purchases and sales and maturities of marketable securities in the current fiscal year.
Our net cash used in investing activities was $17.1 billion for the fiscal year ended April 24, 2015 compared to $3.6 billion used in the fiscal year ended April 25, 2014. The $13.5 billion increase was primarily attributable to higher levels of cash used in fiscal year ended April 24, 2015 for acquisitions, primarily related to the Covidien acquisition, partially offset by a decrease in net purchases and sales and maturities of marketable securities.
Financing Activities Our net cash used in financing activities was $9.5 billion for the fiscal year ended April 29, 2016 compared to $15.9 billion provided in the prior year. The $25.5 billion decrease primarily resulted from a net decrease in debt issued, primarily related to the Covidien acquisition, higher payments of maturing and extinguished long-term debt, an increase in cash paid for dividends to shareholders, and an increase in repurchases of ordinary shares.
Our net cash provided by financing activities was $15.9 billion for the fiscal year ended April 24, 2015 compared to $918 million used in the fiscal year ended April 25, 2014. The $16.9 billion increase primarily resulted from a net increase in issuances of long-term debt, primarily related to the Covidien acquisition, net of payments on long-term debt and short-term borrowings, partially offset by a decrease in net issuance and repurchases of ordinary shares.

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

	Fiscal Year
(in millions)	2016	2015	2014
Net cash provided by operating activities	$5,218	$4,902	$4,959
Net cash provided by (used in) investing activities	2,245	(17,058)	(3,594)
Net cash (used in) provided by financing activities	(9,543)	15,949	(918)

Net cash provided by operating activities	5,218	4,902	4,959
Additions to property, plant, and equipment	(1,046)	(571)	(396)
Free cash flow	$4,172	$4,331	$4,563
Dividends to shareholders	$2,139	$1,337	$1,116
Repurchase of ordinary shares	2,830	1,920	2,553
Issuances of ordinary shares	(491)	(649)	(1,307)
Return to shareholders	$4,478	$2,608	$2,362
Return of operating cash flow percentage	86%	53%	48%
Return of free cash flow percentage	107%	60%	52%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 38 percent as of April 29, 2016 and 40 percent as of April 24, 2015.
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In January 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the adoption of the existing Medtronic, Inc. share redemption program. During fiscal years 2016 and 2015, we repurchased a total of 38 million and 30 million shares at an average price of $74.92 and $64.53, respectively. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of an additional 80 million of the Company's ordinary shares. As of April 29, 2016, we have approximately 72 million shares remaining under the current Board authorization.
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of April 29, 2016, was $993 million compared to $2.4 billion as of April 24, 2015.
We maintain a commercial paper program for short term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. No amounts were outstanding under this program as of April 29, 2016 and April 24, 2015, respectively.
During fiscal years 2016 and 2015, the weighted average original maturity of the commercial paper outstanding was approximately 49 and 52 days, respectively, and the weighted average interest rate was 0.57 percent and 0.13 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. As of April 29, 2016 and April 24, 2015, no amounts were outstanding on the committed line of credit.
Interest rates on advances on our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P Ratings Services and Moody’s. For additional information on our credit ratings status by S&P

Ratings Services and Moody's refer to "Liquidity and Capital Resources" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with as of April 29, 2016.
We utilize Senior Notes that are unsecured, senior obligations that rank equally with all other secured and unsubordinated indebtedness to meet our long-term financing needs. We use the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate purposes and in the case of Senior Notes issued on December 10, 2014, to finance the Covidien acquisition and related expenses. Long-term debt as of April 29, 2016 was $30.2 billion compared to $33.8 billion as of April 24, 2015. The decrease is primarily due to the cash tender offer and redemption of $2.7 billion of senior notes for $3.0 billion of total consideration in April 2016, as discussed within the “Liquidity and Capital Resources" section of this Management’s Discussion and Analysis. The indentures under which the Senior Notes have been issued contain customary covenants, all of which we remain in compliance with as of April 29, 2016.
On December 10, 2014, we issued seven tranches of the 2015 Senior Notes with an aggregate face value of $17.0 billion. In addition, on January 26, 2015, we also borrowed $3.0 billion for a term of three years under a term loan agreement. We used these combined proceeds to fund the $16.0 billion cash consideration portion of the Covidien acquisition, to pay certain transaction and financing expenses, and for working capital and general corporate purposes.
For additional information regarding our debt agreements, refer to Note 7 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Long-Term Contractual Obligations
Presented below is a summary of contractual obligations and other minimum commercial commitments as of April 29, 2016. See Notes 7 and 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding long-term debt and lease obligations, respectively. Additionally, see Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	2017	2018	2019	2020	2021	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$544	$180	$130	$90	$56	$33	$55
Commitments to fund minority investments/contingent acquisition consideration(2)	520	89	72	155	48	41	115
Interest payments(3)	13,925	1,058	1,014	911	882	760	9,300
Other(4)	603	351	115	35	27	25	50
Contractual obligations related to off-balance sheet arrangements subtotal	$15,592	$1,678	$1,331	$1,191	$1,013	$859	$9,520
Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(5)	$30,805	$887	$6,188	$408	$3,774	$1,102	$18,446
Capital leases	132	106	4	3	2	2	15
Contractual obligations reflected in the balance sheet subtotal	$30,937	$887	$6,188	$408	$3,774	$1,102	$18,446
Total contractual obligations	$46,529	$2,565	$7,519	$1,599	$4,787	$1,961	$27,966

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(2)
Certain commitments related to the funding of cost or equity method investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions, and estimated royalty obligations. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. Contingent consideration includes only the maximum potential amount of undiscounted future contingent consideration associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009. See Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our debt agreements.

(3)
Interest payments in the table above reflect the contractual interest payments on our outstanding debt, and exclude the impact of the debt discount amortization and impact of interest rate swap agreements. See Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our debt agreements.

(4)
We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders. These obligations also include certain research and development arrangements.

(5)
Long-term debt in the table above includes the $3.0 billion Term Loan Credit Agreement, $3.1 billion of CIFSA Senior Notes, $16.9 billion of 2015 Senior Notes, $1.5 billion of 2014 Senior Notes, $1.9 billion of 2013 Senior Notes, $1.1 billion of 2012 Senior Notes, $500 million of 2011 Senior Notes, $1.3 billion of 2010 Senior Notes, and $700 million of 2009 Senior Notes. The table above excludes the debt premium and discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 7 and 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the interest rate swap agreements.

Milestone Payments We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. Milestone payments may be required upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the preceding table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing. See Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding contingent consideration.
Indemnification provisions In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions cannot be estimated, and we have not accrued any liabilities within our consolidated financial statements or included any indemnification provisions in our commitments table. Historically, we have not experienced significant losses on these types of indemnification obligations.
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
Cautionary Factors That May Affect Future Results
This Annual Report, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, developments in the markets for our products, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; unanticipated issues that may affect U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity shortfalls, decreasing prices and pricing pressure, fluctuations in currency exchange rates, changes in applicable tax rates, positions taken by taxing authorities, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to achieve the intended benefits of the Covidien and other acquisitions or disruption of our current plans and operations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Exchange Rate Risk
Due to the global nature of our operations, we are exposed to currency exchange rate changes. In a period where the U.S. dollar is strengthening/weakening as compared to other currencies, our revenues and expenses denominated in other currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 29, 2016 and April 24, 2015 was $10.8 billion and $9.8 billion, respectively. At April 29, 2016, these contracts were in an unrealized loss position of $11 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 29, 2016 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $725 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio as of April 29, 2016, was comprised of debt predominately denominated in U.S. dollars, of which approximately 90% is fixed rate debt and approximately 10% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of April 29, 2016, indicates that the fair value of these instruments would correspondingly change by $85 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. For additional discussion of market risk, see Notes 5 and 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medtronic plc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Medtronic plc and its subsidiaries (the Company) at April 29, 2016 and April 24, 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 28, 2016

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2016	2015	2014
Net sales	$28,833	$20,261	$17,005

Costs and expenses:
Cost of products sold	9,142	6,309	4,333
Research and development expense	2,224	1,640	1,477
Selling, general, and administrative expense	9,469	6,904	5,847
Special charges (gains), net	70	(38)	40
Restructuring charges, net	290	237	78
Certain litigation charges, net	26	42	770
Acquisition-related items	283	550	117
Amortization of intangible assets	1,931	733	349
Other expense, net	107	118	181
Operating profit	5,291	3,766	3,813

Interest income	(431)	(386)	(271)
Interest expense	1,386	666	379
Interest expense, net	955	280	108
Income from operations before income taxes	4,336	3,486	3,705
Provision for income taxes	798	811	640
Net income	$3,538	$2,675	$3,065
Basic earnings per share	$2.51	$2.44	$3.06
Diluted earnings per share	$2.48	$2.41	$3.02
Basic weighted average shares outstanding	1,409.6	1,095.5	1,002.1
Diluted weighted average shares outstanding	1,425.9	1,109.0	1,013.6
Cash dividends declared per ordinary share	$1.52	$1.22	$1.12
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2016	2015	2014
Net income	$3,538	$2,675	$3,065

Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(102), $11, and $(58), respectively	(121)	20	(103)
Translation adjustment	(197)	(495)	13
Net change in retirement obligations, net of tax (benefit) expense of $(46), $(173), and $72, respectively	(66)	(366)	87
Unrealized (loss) gain on derivatives, net of tax (benefit) expense of $(172), $146, and $(60), respectively	(300)	254	(102)
Other comprehensive loss, net of tax	(684)	(587)	(105)
Comprehensive income	$2,854	$2,088	$2,960
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions, except per share data)	April 29, 2016	April 24, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,876	$4,843
Investments	9,758	14,637
Accounts receivable, less allowances of $161 and $144, respectively	5,562	5,112
Inventories	3,473	3,463
Tax assets	697	1,335
Prepaid expenses and other current assets	1,234	1,454
Total current assets	23,600	30,844
Property, plant, and equipment, net	4,841	4,699
Goodwill	41,500	40,530
Other intangible assets, net	26,899	28,101
Long-term tax assets	1,383	774
Other assets	1,559	1,737
Total assets	$99,782	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$993	$2,434
Accounts payable	1,709	1,610
Accrued compensation	1,712	1,611
Accrued income taxes	566	935
Deferred tax liabilities	—	119
Other accrued expenses	2,185	2,464
Total current liabilities	7,165	9,173
Long-term debt	30,247	33,752
Long-term accrued compensation and retirement benefits	1,759	1,535
Long-term accrued income taxes	2,903	2,476
Long-term deferred tax liabilities	3,729	4,700
Other long-term liabilities	1,916	1,819
Total liabilities	47,719	53,455
Commitments and contingencies (Notes 2, 13, and 15)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,399,018,022 and 1,421,648,005 shares issued and outstanding, respectively	—	—
Retained earnings	53,931	54,414
Accumulated other comprehensive (loss) income	(1,868)	(1,184)
Total shareholders’ equity	52,063	53,230
Total liabilities and shareholders’ equity	$99,782	$106,685
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Shareholders’ Equity

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions)	Number	Par Value
Balance as of April 26, 2013	1,016	$102	$19,061	$(492)	$18,671
Net income	—	—	3,065	—	3,065
Other comprehensive loss	—	—	—	(105)	(105)
Dividends to shareholders	—	—	(1,116)	—	(1,116)
Issuance of shares under stock purchase and award plans	31	3	1,304	—	1,307
Repurchase of ordinary shares	(48)	(5)	(2,548)	—	(2,553)
Tax benefit from exercise of stock-based awards	—	—	29	—	29
Stock-based compensation	—	—	145	—	145
Balance as of April 25, 2014	999	$100	$19,940	$(597)	$19,443
Net income	—	—	2,675	—	2,675
Other comprehensive loss	—	—	—	(587)	(587)
Ordinary shares issued in connection with the Covidien plc acquisition, net of taxes	436	—	33,787	—	33,787
Result of contribution of Medtronic, Inc. to Medtronic plc	—	(99)	99	—	—
Dividends to shareholders	—	—	(1,337)	—	(1,337)
Issuance of shares under stock purchase and award plans	17	2	647	—	649
Repurchase of ordinary shares	(30)	(3)	(1,917)	—	(1,920)
Tax benefit from exercise of stock-based awards	—	—	81	—	81
Stock-based compensation		—	439	—	439
Balance as of April 24, 2015	1,422	$—	$54,414	$(1,184)	$53,230
Net income	—	—	3,538	—	3,538
Other comprehensive loss	—	—	—	(684)	(684)
Dividends to shareholders	—	—	(2,139)	—	(2,139)
Issuance of shares under stock purchase and award plans	15	—	491	—	491
Repurchase of ordinary shares	(38)	—	(2,830)	—	(2,830)
Tax benefit from exercise of stock-based awards	—	—	82	—	82
Stock-based compensation	—	—	375	—	375
Balance as of April 29, 2016	1,399	$—	$53,931	$(1,868)	$52,063
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2016	2015	2014
Operating Activities:
Net income	$3,538	$2,675	$3,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,820	1,306	850
Amortization of debt discount and issuance costs	29	76	8
Acquisition-related items	218	634	110
Provision for doubtful accounts	49	35	43
Deferred income taxes	(460)	(926)	(207)
Stock-based compensation	375	439	145
Loss on debt extinguishment	163	—	—
Other, net	(111)	(134)	(28)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(435)	(413)	(70)
Inventories	(186)	(282)	(39)
Accounts payable and accrued liabilities	(65)	1,616	(117)
Other operating assets and liabilities	(403)	643	444
Certain litigation charges, net	26	42	770
Certain litigation payments	(340)	(809)	(15)
Net cash provided by operating activities	5,218	4,902	4,959
Investing Activities:
Acquisitions, net of cash acquired	(1,213)	(14,884)	(385)
Additions to property, plant, and equipment	(1,046)	(571)	(396)
Purchases of marketable securities	(5,406)	(7,582)	(10,895)
Sales and maturities of marketable securities	9,924	5,890	8,111
Other investing activities, net	(14)	89	(29)
Net cash provided by (used in) investing activities	2,245	(17,058)	(3,594)
Financing Activities:
Acquisition-related contingent consideration	(22)	(85)	(1)
Change in short-term borrowings, net	7	(1)	127
Repayment of short-term borrowings (maturities greater than 90 days)	(139)	(150)	(1,301)
Proceeds from short-term borrowings (maturities greater than 90 days)	139	150	1,176
Issuance of long-term debt	—	19,942	1,994
Payments on long-term debt	(5,132)	(1,268)	(565)
Dividends to shareholders	(2,139)	(1,337)	(1,116)
Issuance of ordinary shares	491	649	1,307
Repurchase of ordinary shares	(2,830)	(1,920)	(2,553)
Other financing activities	82	(31)	14
Net cash (used in) provided by financing activities	(9,543)	15,949	(918)
Effect of exchange rate changes on cash and cash equivalents	113	(353)	37
Net change in cash and cash equivalents	(1,967)	3,440	484
Cash and cash equivalents at beginning of period	4,843	1,403	919
Cash and cash equivalents at end of period	$2,876	$4,843	$1,403
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,379	$632	$521
Interest	1,266	578	394
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic or the Company) is the global leader in medical technology – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies to serve hospitals, physicians, clinicians, and patients. Medtronic was founded in 1949 and is headquartered in Dublin, Ireland. Medtronic plc is the successor registrant to Medtronic, Inc.
Principles of Consolidation The consolidated financial statements include the accounts of Medtronic plc and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.
Use of Estimates The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingencies, and revenues and expenses in the consolidated financial statements and accompanying notes, sales discounts, rebates, allowances and incentives, warranty obligations, income tax reserves, depreciation, amortization, employee benefits, contingencies, and intangible asset and liability valuations. Actual results may or may not differ from those estimates.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April. The Company’s fiscal years 2016, 2015, and 2014 ended on April 29, 2016, April 24, 2015, and April 25, 2014, respectively. Fiscal year 2016 was a 53-week year, with the additional week occurring in the first quarter. Fiscal years 2015 and 2014 were 52-week years.
Cash Equivalents The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.
Investments Investments in marketable equity securities and certain debt securities are classified and accounted for as available-for-sale. Debt securities include corporate debt securities, government and agency securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. These investments are recorded at fair value in the consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive (loss) income on the consolidated balance sheets. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The classification of marketable securities as current or long-term is based on the nature of the securities and their availability for use in current operations consistent with how the Company manages its capital structure and liquidity.
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
Inventories Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. Inventory balances are as follows:

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	April 29, 2016	April 24, 2015
Finished goods	$2,242	$2,268
Work in-process	499	509
Raw materials	732	686
Total	$3,473	$3,463
Property, Plant, and Equipment Property, plant, and equipment is stated at cost. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Depreciation expense of $889 million, $573 million, and $501 million was recognized in fiscal years 2016, 2015, and 2014, respectively.
Property, plant, and equipment balances and corresponding lives are as follows:

(in millions)	April 29, 2016	April 24, 2015	Lives (in years)
Land and land improvements	$215	$217	Up to 20
Buildings and leasehold improvements	2,394	2,314	Up to 40
Equipment	6,328	5,649	Generally 3-7, up to 15
Construction in progress	777	683	—
Subtotal	9,714	8,863
Less: Accumulated depreciation	(4,873)	(4,164)
Property, plant, and equipment, net	$4,841	$4,699
Goodwill and Intangible Assets Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. In accordance with U.S. GAAP, goodwill is not amortized. The Company assesses the impairment of goodwill annually in the third quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted future cash flow analysis.
Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research and development (IPR&D). Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from three to 20 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated transactions in another currency and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments that qualify for hedge accounting are recorded at fair value on the consolidated balance sheets, as a component of prepaid expenses and other current assets, other assets, other accrued expenses, or other long-term liabilities depending upon the gain or loss position of the contract and contract maturity date.
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in another currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in other expense, net or cost of products sold in the consolidated statements of income, depending on the underlying transaction that is being hedged, in the same period or periods during which the hedged transaction affects earnings.
The Company uses freestanding derivative contracts to offset its exposure to the change in value of specific non-U.S. dollar currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated other currencies. These derivatives are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of non-U.S dollar denominated assets and liabilities.
The Company uses forward starting interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on the forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive (loss) income. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that are determined to be ineffective are immediately recognized in interest expense, net.
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
Financial assets that are classified as Level 1 securities include highly liquid government bonds within U.S. government and agency securities, marketable equity securities, and exchange-traded funds for which quoted market prices are available. In addition, the Company classifies currency forward contracts as Level 1 since they are valued using quoted market prices in active markets which have identical assets or liabilities.
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, government and agency securities, certificates of deposit, other asset-backed securities, debt funds, and certain mortgage-backed securities whose value is determined using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, interest rate swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
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
Warranty Obligation The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the obligation. The Company includes the warranty obligation in other accrued expenses and other long-term liabilities on the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Changes in the Company’s product warranty obligations during the years ended April 29, 2016 and April 24, 2015 consisted of the following:

(in millions)	Warranty Obligation
Balance as of April 25, 2014	$32
Fair value of warranty obligation acquired from Covidien	23
Technology upgrade commitment	74
Warranty claims provision	30
Settlements made	(24)
Balance as of April 24, 2015	$135
Warranty claims provision	64
Settlements made	(91)
Balance as of April 29, 2016	$108
Self-Insurance It is the Company’s policy to self-insure the vast majority of its insurable risks including medical and dental costs, disability coverage, physical loss to property, business interruptions, workers’ compensation, comprehensive general, and product liability. Insurance coverage is obtained for those risks required to be insured by law or contract. The Company uses claims data and historical experience, as applicable, to estimate liabilities associated with the exposures that the Company has self-insured. Based on historical loss trends, the Company believes that its self-insurance program accruals and its existing insurance coverage will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on the Company’s consolidated financial statements.
Retirement Benefit Plan Assumptions The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. Pension benefit costs include assumptions for the discount rate, retirement age, compensation rate increases, and the expected return on plan assets. Post-retirement benefit costs include assumptions for the discount rate, retirement age, expected return on plan assets, and health care cost trend rate assumptions.
The Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic postretirement benefit cost for the Company’s pension and other post-retirement benefits, effective April 30, 2016. Previously, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated post-retirement benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s pension obligation or accumulated post-retirement benefit obligation. The Company has accounted for this change prospectively as a change in accounting estimate.
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
The Company records estimated sales returns, discounts, and rebates as a reduction of sales in the same period revenue is recognized. Rebates are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the rebate claim, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment.
In certain circumstances, the Company enters into arrangements in which it provides multiple deliverables to its customers. Arrangements with multiple deliverables are divided into separate units of accounting. Total revenue is first allocated among the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

deliverables based upon their relative fair values. Revenue is then recognized for each deliverable in accordance with the principles described above. Fair values are determined based on the prices at which the individual deliverables are regularly sold to other third parties.
Shipping and Handling Shipping and handling costs incurred were $316 million, $284 million, and $194 million in fiscal years 2016, 2015, and 2014, respectively, and are included in selling, general, and administrative expense in the consolidated statements of income.
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
Tax Guarantees As a result of the recent acquisition of Covidien, the Company has guarantee commitments and indemnifications with Tyco International plc (Tyco International) and TE Connectivity Ltd. (TE Connectivity) which relate to certain contingent tax liabilities as part of a tax sharing agreement. These commitments and indemnifications were recorded at their respective fair values as of the Acquisition Date. Each reporting period, the Company evaluates the potential loss that it believes is probable. This guarantee currently has not been amortized into income because there has been no predictable pattern of performance. As a result, the liability generally will be reduced upon the Company’s release from its obligations or as payments are made. As of April 29, 2016, liabilities related to guarantee commitments associated with Tyco International's and TE Connectivity's tax obligations totaled $284 million and are included in other accrued expenses and on the Company’s consolidated balance sheet.
The Company also has current and non-current receivables due from Tyco International and TE Connectivity as a result of the tax sharing agreement. As of April 29, 2016, receivables from Tyco International and TE Connectivity totaled $261 million and are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. See Notes 15 and 18 for additional background on the tax sharing agreement.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized currency transaction and derivative gains and losses, impairment charges on equity securities, Puerto Rico excise tax, and U.S. medical device excise tax.
Currency Translation Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive (loss) income on the consolidated balance sheets. Elements of the consolidated statements of income are translated at the average monthly currency exchange rates in effect during the period and currency transaction gains and losses are included in other expense, net in the consolidated statements of income.
Earnings Per Share Earnings per share is calculated using the two-class method, as the Company's A Preferred Shares are considered participating securities. Accordingly, earnings are allocated to both ordinary shares and participating securities in determining earnings per ordinary share. Due to the limited number of A Preferred Shares outstanding, this allocation had no effect on ordinary earnings per share; therefore, it is not presented below. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive ordinary shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

from issuance of the potentially dilutive shares. Potentially dilutive ordinary shares include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2016	2015	2014
Numerator:
Net income attributable to ordinary shareholders	$3,538	$2,675	$3,065
Denominator:
Basic – weighted average shares outstanding	1,409.6	1,095.5	1,002.1
Effect of dilutive securities:
Employee stock options	12.2	9.1	7.1
Employee restricted stock units	4.0	4.3	4.3
Other	0.1	0.1	0.1
Diluted – weighted average shares outstanding	1,425.9	1,109.0	1,013.6

Basic earnings per share	$2.51	$2.44	$3.06
Diluted earnings per share	$2.48	$2.41	$3.02
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 4 million, 2 million, and 5 million ordinary shares in fiscal years 2016, 2015, and 2014, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. Additionally, the calculation of weighted average diluted shares outstanding excludes approximately  20 million and 5 million shares for fiscal years 2016 and 2015 respectively, and does not exclude any shares for fiscal year 2014, because the performance criteria had not yet been met. The calculation of weighted average diluted shares outstanding excludes approximately 1 million restricted stock units for each fiscal year 2016, 2015 and 2014, because the performance criteria had not yet been met.
New Accounting Standards
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

In November 2015, the FASB issued accounting guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Consolidated Balance Sheets. Current guidance requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. Entities have the option to apply the new guidance prospectively or retrospectively. This accounting guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. The Company prospectively

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

adopted this accounting guidance in the third quarter of fiscal year 2016. Prior periods have not been retrospectively adjusted for adoption of this statement.

In March 2016, the FASB issued accounting guidance which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss recorded within accumulated other comprehensive income (AOCI) should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. The Company prospectively adopted this accounting guidance in the fourth quarter of fiscal year 2016. Its adoption did not have a material impact on the Company's consolidated financial statements.
Not Yet Adopted
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods. Early adoption is permitted. The Company is evaluating the impact of the amended revenue recognition guidance on the Company's consolidated financial statements.

In February 2016, the FASB issued guidance which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the impact of the lease guidance on the Company's consolidated financial statements.

In March 2016, the FASB issued guidance to simplify the accounting for share based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings. An entity can make an entity-wide accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently assessing the impact of the guidance on the Company's consolidated financial statements.
2. Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during fiscal years 2016, 2015, and 2014. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the companies acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. With the exception of the Covidien acquisition, and unless otherwise disclosed, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the fiscal years ended April 29, 2016, April 24, 2015, or April 25, 2014. The results of operations related to each company acquired have been included in the Company’s consolidated statements of income since the date each company was acquired.
Acquisition of Covidien public limited company in Fiscal Year 2015
On January 26, 2015 (Acquisition Date), pursuant to the transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), the Company acquired Covidien plc (Covidien), and Covidien and Medtronic, Inc. became subsidiaries of Medtronic (collectively, the Transactions). In connection with the consummation of the Transactions, Medtronic re-registered as a public limited company organized under the laws of Ireland.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Fair Value of Consideration Transferred
Total consideration was $50.0 billion, consisting of $16.0 billion cash and $34.0 billion of non-cash consideration. Total consideration is comprised of the equity value of the shares that were outstanding as of January 23, 2015 and the portion of Covidien's share awards and share options earned as of January 23, 2015 ($559 million). Share awards and share options not earned ($496 million) as of January 23, 2015 will be expensed over the remaining future vesting period, including $189 million and $70 million recognized in acquisition-related items and restructuring charges, net, respectively, for the fiscal year ended April 24, 2015. Share award and share options of $58 million and $18 million were recognized in acquisition-related items and restructuring charges, net, respectively, for the fiscal year ended April 29, 2016.
The following table summarizes the total fair value of consideration transferred:

(in millions, except per share data)
Cash consideration paid to Covidien shareholders ($35.19 per share)	$15,994
Cash consideration paid for vested Covidien share awards ($35.19 per share)	33
Total cash consideration	$16,027

Covidien shares outstanding as of January 23, 2015	455
Exchange ratio per share	0.956
Total Medtronic shares issued to Covidien shareholders(1)	435
Medtronic per share value as of January 23, 2015	$76.95
Fair value of Medtronic shares issued to Covidien shareholders	$33,435
Fair value of shares issued to Covidien share award holders(1)	70
Fair value of share options and awards issued to Covidien share option and award holders	456
Total fair value of consideration transferred	$49,988
(1)    1 million ordinary shares were issued, net, to Covidien share award holders.
Fair Value of Assets Acquired and Liabilities Assumed
The Company accounted for the acquisition of Covidien as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the Acquisition Date. The fair value of assets acquired and liabilities assumed was finalized during the third quarter of fiscal year 2016. During the measurement period, which ended January 26, 2016, adjustments were made to finalize Covidien's preliminary fair value estimates related primarily to other current assets, intangible assets, goodwill, certain property value, contingent liabilities and the related deferred tax impacts. Based upon the acquisition valuation, the Company acquired $18.3 billion of customer-related intangible assets, $7.1 billion of technology-based intangible assets, $430 million of tradenames, with weighted average estimated useful lives of 18, 16, and 6 years, respectively, $420 million of IPR&D, and $30.0 billion of goodwill.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The fair values of the assets acquired and liabilities assumed are as follows:

(estimated in millions)
Accounts receivable	$1,349
Inventories	2,219
Other current assets	3,181
Property, plant, and equipment	2,293
Goodwill	29,979
Intangible assets	26,210
Other assets	761
Total assets acquired	65,992

Short-term borrowings	1,011
Other current liabilities	2,434
Long-term debt	4,623
Long-term deferred tax liabilities	4,745
Other long-term liabilities	3,191
Total liabilities assumed	16,004
Net assets acquired	$49,988
Goodwill has been allocated to the Minimally Invasive Therapies Group, Cardiac and Vascular Group, Restorative Therapies Group, and Diabetes Group. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 6 for additional information about goodwill and other intangible assets.
Contingent liabilities assumed as part of the Acquisition total $2.7 billion and are included in accrued income taxes, other accrued expenses, long-term accrued income taxes, and other long-term liabilities. These contingent liabilities include $1.5 billion related to income taxes (including uncertain tax positions and guarantee commitments), and $1.2 billion related to legal claims (including product liability and environmental matters). Contingent liabilities are recorded at their estimated fair values, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Legal matters and certain environmental matters that are legal in nature are recorded at their respective probable and estimable amounts. See Note 15 for additional background on contingent liabilities.
Actual and Pro Forma Impact
The Company's consolidated financial statements for the fiscal year ended April 24, 2015 include Covidien's results of operations from the Acquisition Date through April 24, 2015. Net sales and operating loss attributable to Covidien during this period and included in Medtronic's consolidated financial statements for the fiscal year ended April 24, 2015 total $2.7 billion and $423 million, respectively. The $423 million operating loss includes $623 million of amortization from the step-up in fair value of inventory acquired, $379 million of intangible asset amortization, $218 million of acquisition-related charges, and $142 million of restructuring charges, net, all of which relate to the Covidien acquisition.
The following unaudited pro forma information gives effect to Medtronic's acquisition of Covidien as if the acquisition had occurred on April 27, 2013, the first day of fiscal year 2014, and had been included in the Company's consolidated statements of income for fiscal years 2015 and 2014.

(in millions)	2015	2014
Pro forma net sales	$28,369	$27,380
Pro forma net income	$3,944	$3,280

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The historical consolidated financial information of the Company and Covidien has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. In order to reflect the occurrence of the acquisition on April 27, 2013 as required, the unaudited pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset, and interest expense from debt financing obtained to fund the cash consideration transferred. Pro forma adjustments were tax-effected at the Company's statutory rate. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.
Fiscal Year 2016
The fair values of the assets acquired and liabilities assumed from acquisitions during fiscal year 2016 are as follows:

(in millions)	Twelve, Inc.	RF Surgical Systems, Inc.	Medina Medical	All Other	Total
Other current assets	$60	$40	$11	$134	$245
Property, plant, and equipment	—	2	—	39	41
IPR&D	192	—	122	143	457
Other intangible assets	—	115	—	199	314
Goodwill	291	135	126	304	856
Other assets	—	2	—	15	17
Total assets acquired	543	294	259	834	1,930

Current liabilities	37	27	6	91	161
Long-term deferred tax liabilities, net	34	27	34	53	148
Other liabilities	—	—	—	50	50
Total liabilities assumed	71	54	40	194	359
Net assets acquired	$472	$240	$219	$640	$1,571
Twelve, Inc.
On October 2, 2015, the Company's Coronary & Structural Heart division acquired Twelve, Inc. (Twelve), a privately-held medical device company focused on the development of a transcatheter mitral valve replacement device. Total consideration for the transaction was approximately $472 million, which included an upfront payment of $428 million and the estimated fair value of product development-based contingent consideration of $44 million. Based upon the acquisition valuation, the Company acquired $192 million of IPR&D and $291 million of goodwill. The acquired goodwill is not deductible for tax purposes.
RF Surgical Systems, Inc.
On August 11, 2015, the Company's Surgical Solutions division acquired RF Surgical Systems, Inc. (RF Surgical), a medical device company focused on the detection and prevention of retained surgical sponges. Total consideration for the transaction was approximately $240 million. Based upon the acquisition valuation, the Company acquired $68 million of technology-based intangible assets, $47 million of customer-related intangible assets, with estimated useful lives of 18 and 16 years, respectively, and $135 million of goodwill. The acquired goodwill is not deductible for tax purposes.
Medina Medical
On August 31, 2015, the Company's Neurovascular division acquired Medina Medical (Medina), a privately-held medical device company focused on commercializing treatments for vascular abnormalities of the brain, including cerebral aneurysms. Total consideration for the transaction was approximately $219 million, which includes an upfront payment of $155 million and the estimated fair value of revenue-based and product development-based contingent consideration of $64 million. Medtronic had previously invested in Medina and held an 11 percent ownership position. Net of this ownership position, the transaction value was approximately $195 million. Based upon the acquisition valuation, the Company acquired $122 million of IPR&D and $126 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisitions of Twelve, RF Surgical, and Medina and all other acquisitions as business combinations using the acquisition method of accounting.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
NGC Medical S.p.A
On August 26, 2014, the Company acquired NGC Medical S.p.A. (NGC), a privately-held Italian company that offers a broad suite of hospital managed services. Total consideration for this transaction was approximately $340 million. Medtronic had previously invested in NGC and held a 30 percent ownership position in that company. Net of this ownership position, the transaction value was approximately $238 million. Based upon the acquisition valuation, the Company acquired $159 million of customer-related intangible assets and tradenames with an estimated useful life of 20 years at the time of acquisition and $197 million of goodwill. The acquired goodwill is not deductible for tax purposes. During fiscal year 2015, the Company recorded adjustments to goodwill, other intangible assets, net, and long-term deferred tax liabilities.

Sapiens Steering Brain Stimulation
On August 25, 2014, the Company acquired Sapiens Steering Brain Stimulation (Sapiens), a privately-held developer of deep brain stimulation technologies. Total consideration for the transaction was approximately $203 million. Based upon the acquisition valuation, the Company acquired $30 million of IPR&D and $170 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisitions of NGC and Sapiens as business combinations using the acquisition method of accounting.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2014
The fair values of the assets acquired and liabilities assumed during fiscal year 2014 are as follows:

(in millions)	TYRX, Inc.	All Other	Total
Current assets	$6	$14	$20
Property, plant, and equipment	1	7	8
Intangible assets	94	61	155
Goodwill	132	123	255
Total assets acquired	233	205	438

Current liabilities	4	12	16
Long-term deferred tax liabilities, net	7	—	7
Total liabilities assumed	11	12	23
Net assets acquired	$222	$193	$415
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
The Company accounted for the acquisition of TYRX as a business combination using the acquisition method of accounting.
Acquisition-Related Items
During fiscal year 2016, the Company recorded charges from acquisition-related items of $283 million, primarily related to costs incurred in connection with the Covidien acquisition. The charges incurred in connection with the Covidien acquisition include $219 million of professional services and integration costs and $58 million of accelerated or incremental stock compensation expense.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues, probabilities of payment, discount rates, or projected payment dates may result in higher (lower) fair value measurements. Fluctuations in any of the inputs may result in a significantly lower (higher) fair value measurement.
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

($ in millions)	Fair Value at April 29, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 27%
Revenue-based payments	$195	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2017 - 2025
			Discount rate	0.3% - 5.5%
Product development-based payments	$182	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2017 - 2025
At April 29, 2016, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $175 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2017 and thereafter.
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of April 29, 2016 and April 24, 2015, was $377 million and $264 million, respectively. As of April 29, 2016, $311 million was reflected in other long-term liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheets. As of April 24, 2015, $242 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the consolidated balance sheets. The portion of the contingent consideration related to the acquisition date fair value is reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2016	2015
Beginning Balance	$264	$68
Acquired contingent consideration	—	236
Purchase price contingent consideration	149	40
Contingent consideration payments	(22)	(85)
Change in fair value of contingent consideration	(14)	5
Ending Balance	$377	$264
3. Restructuring Charges, Net
Cost Synergies Initiative
The cost synergies initiative, initially referred to as the fiscal year 2015 initiative, was the beginning of the Company's restructuring program primarily related to the acquisition of Covidien. This initiative is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the Covidien acquisition through fiscal year 2018, including

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and certain general and administrative savings. Restructuring charges are expected to be incurred in future fiscal years as cost synergy strategies are finalized. Restructuring accruals resulting from restructuring charges are scheduled to be substantially complete within one year from the period in which the restructuring charge was initially incurred.

A summary of the activity related to the cost synergies initiative is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 25, 2014	$—	$—	$—	$—
Restructuring charges	213	28	7	248
Payments/write-downs	(77)	(28)	—	(105)
Balance as of April 24, 2015	$136	$—	$7	$143
Restructuring charges	248	23	61	332
Payments/write-downs	(153)	(23)	(31)	(207)
Reversal of excess accrual	(18)	$—	$—	(18)
Balance as of April 29, 2016	$213	$—	$37	$250
As a result of certain employees identified for termination finding other positions within the Company and revisions to severance provisions, the Company recorded an $18 million reversal of excess restructuring reserves during the fiscal year ended April 29, 2016.
As part of the cost synergies initiative for the fiscal year ended April 29, 2016, the Company recognized $23 million of asset write-downs, which included $9 million related to inventory write-offs of discontinued product lines recognized within cost of products sold in the consolidated statements of income. In addition, for the fiscal year ended April 29, 2016, asset write-downs included $14 million related to property, plant, and equipment impairments.
In the fiscal year ended April 24, 2015, the Company recognized $28 million of asset write-downs, which included $15 million related to inventory write-offs of discontinued product lines and production-related asset impairments recognized within cost of products sold in the consolidated statements of income. In addition, for the fiscal year ended April 24, 2015, asset write-downs included $13 million related to property, plant, and equipment impairments.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

A summary of the activity related to the Covidien initiative is presented below:

	Covidien Initiative
(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of January 26, 2015 (Acquisition Date)	$76	$27	$103
Restructuring charges	—	—	—
Payments/write-downs	(10)	(10)	(20)
Reversal of excess accrual	(5)	—	(5)
Balance as of April 24, 2015	$61	$17	$78
Restructuring charges	—	—	—
Payments/write-downs	(49)	(12)	(61)
Reversal of excess accrual	(10)	—	(10)
Balance as of April 29, 2016	$2	$5	$7
In the fiscal year ended April 29, 2016 and April 24, 2015, the Company recorded reversals of excess restructuring reserves related to the Covidien initiative of $10 million and $5 million, respectively. The reversals were primarily a result of certain employees identified for termination finding other positions within the Company and early lease termination negotiations in fiscal year 2015.
4. Special Charges (Gains), Net and Certain Litigation Charges, Net
Special Charges (Gains), Net
During fiscal year 2016, the Company recognized a special charge of $70 million in connection with the impairment of a debt investment.
During fiscal year 2015, the Company recognized a $138 million gain, which consisted of a $41 million gain on the sale of a product line in the Surgical Technologies division and a $97 million gain on the sale of an equity method investment.
During 2015 and 2014, continuing with the Company's commitment to improving the health of people and communities throughout the world, the Company made charitable contributions of $100 million and $40 million, respectively, to the Medtronic Foundation, a related party non-profit organization.
Certain Litigation Charges, Net
The Company classifies material litigation charges and gains recognized as certain litigation charges, net. During fiscal years 2016 and 2015, the Company recorded certain litigation charges, net of $26 million and $42 million, respectively, which primarily relate to additional accounting charges for probable and reasonably estimable INFUSE product liability litigation, which were recorded as a result of additional filed and unfiled claims, and other litigation matters. Refer to Note 15 for additional information.
During fiscal year 2014, the Company recorded certain litigation charges, net of $770 million, which primarily include the global patent settlement agreement with Edwards Lifesciences Corporation of $589 million, accounting charges for probable and reasonably estimable INFUSE product liability litigation of $140 million, and other litigation matters.
5. Financial Instruments
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's investments by significant investment categories and the related consolidated balance sheet classification at April 29, 2016:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities
Level 1:
U.S. government and agency securities	$792	$14	$(1)	$805	$805	$—
Marketable equity securities	75	21	(11)	85		85
Total Level 1	867	35	(12)	890	805	85
Level 2:
Corporate debt securities	3,935	85	(24)	3,996	3,996	—
U.S. government and agency securities	902	2	—	904	904	—
Mortgage-backed securities	1,016	17	(18)	1,015	1,015	—
Other asset-backed securities	192	3	—	195	195	—
Debt funds	3,040	5	(281)	2,764	2,764	—
Total Level 2	9,085	112	(323)	8,874	8,874	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Total available-for-sale securities	10,000	147	(338)	9,809	9,679	130
Trading securities:
Level 1:
Exchange-traded funds	65	15	(1)	79	79	—
Total Level 1:	65	15	(1)	79	79	—
Total trading securities	65	15	(1)	79	79	—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	506	—	—	N/A	—	506
Total Level 3:	506	—	—	N/A	—	506
Total cost method, equity method, and other investments	506	—	—	N/A	—	506
Total investments	$10,571	$162	$(339)	$9,888	$9,758	$636

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's investments by significant investment categories and the related consolidated balance sheet classification at April 24, 2015:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$1,525	$17	$(1)	$1,541	$1,541	$—
Marketable equity securities	64	35	(19)	80	—	80
Total Level 1	1,589	52	(20)	1,621	1,541	80
Level 2:
Corporate debt securities	6,282	105	(10)	6,377	6,377	—
U.S. government and agency securities	1,597	4	(3)	1,598	1,598	—
Mortgage-backed securities	1,462	22	(6)	1,478	1,478	—
Non-U.S. government and agency securities	85	—	—	85	85	—
Certificates of deposit	44	—	—	44	44	—
Other asset-backed securities	504	3	—	507	507	—
Debt funds	3,061	19	(150)	2,930	2,930	—
Total Level 2	13,035	153	(169)	13,019	13,019	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	109	—	(4)	105	—	105
Total Level 3	110	—	(4)	106	—	106
Total available-for-sale securities	14,734	205	(193)	14,746	14,560	186
Trading securities:
Level 1:
Exchange-traded funds	58	19	—	77	77	—
Total Level 1	58	19	—	77	77	—
Total trading securities	58	19	—	77	77	—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	520	—	—	N/A	—	520
Total Level 3	520	—	—	N/A	—	520
Total cost method, equity method, and other investments	520	—	—	N/A	—	520
Total investments	$15,312	$224	$(193)	$14,823	$14,637	$706

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Marketable Debt and Equity Securities:
The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of April 29, 2016 and April 24, 2015:

	April 29, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$756	$(18)	$136	$(6)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	196	(5)	92	(5)
U.S. government and agency securities	308	(4)	67	(5)
Debt funds	670	(26)	1,601	(256)
Marketable equity securities	45	(11)	—	—
Total	$1,975	$(64)	$1,940	$(275)

	April 24, 2015
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$944	$(9)	$34	$(1)
Auction rate securities	—	—	105	(4)
Mortgage-backed securities	346	(3)	206	(3)
U.S. government and agency securities	356	(1)	267	(3)
Debt funds	1,291	(109)	559	(41)
Marketable equity securities	4	(19)	—	—
Total	$2,941	$(141)	$1,171	$(52)
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of April 29, 2016:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the twelve months ended April 29, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of April 24, 2015	$106	$1	$105
Total unrealized gains/(losses) included in other comprehensive income	(3)	—	(3)
Settlements	(58)	—	(58)
Balance as of April 29, 2016	$45	$1	$44

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
Balance as of April 25, 2014	$106	$9	$97
Total realized losses and other-than-temporary impairment losses included in earnings	(5)	(5)	—
Total unrealized gains/(losses) included in other comprehensive income	10	2	8
Settlements	(5)	(5)	—
Balance as of April 24, 2015	$106	$1	$105
Activity related to the Company’s investment portfolio is as follows:

	Fiscal Year
	2016		2015		2014
(in millions)	Debt(1)	Equity(2)	Debt(1)	Equity(2)(3)	Debt(1)	Equity(2)(3)
Proceeds from sales	$9,881	$42	$5,640	$250	$7,991	$120
Gross realized gains	36	38	33	164	15	69
Gross realized losses	(53)	—	(19)	—	(12)	—
Impairment losses recognized	—	(114)	—	(29)	(1)	(9)

(1)	Includes available-for-sale debt securities.

(2)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

(3)
As a result of certain acquisitions that occurred during the fiscal year ended April 29, 2016, the Company recognized a non-cash realized gain of $9 million on its previously-held minority investment included in other expense, net on the consolidated statement of income.

(4)
As a result of certain acquisitions that occurred during the fiscal year ended April 24, 2015, the Company recognized a non-cash realized gain of $41 million on its previously-held minority investments included in other expense, net on the consolidated statement of income. Also, a realized gain on an equity method investment totaling $97 million is included in special (gains) charges, net on the consolidated statement of income.

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
As of April 29, 2016 and April 24, 2015, the credit loss portion of other-than temporary impairments on debt securities were not significant. The total reductions for available-for-sale debt securities sold during the fiscal years ended April 29, 2016 and April 24, 2015 were not significant.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The April 29, 2016 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 29, 2016
Due in one year or less	$899
Due after one year through five years	3,181
Due after five years through ten years	2,792
Due after ten years	88
Total debt securities	$6,960
The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $85 million and $80 million as of April 29, 2016 and April 24, 2015, respectively. During the fiscal years ended April 29, 2016 and April 24, 2015, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million and $7 million  in impairment charges for fiscal years 2016 and 2015 respectively, which were recognized within other expense, net in the consolidated statements of income. There were no marketable equity securities impairment charges recognized for the fiscal year ended April 25, 2014.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. As of April 29, 2016 and April 24, 2015, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $506 million and $520 million, respectively. These cost or equity method investments are measured at fair value on a nonrecurring basis. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
During the fiscal year ended April 29, 2016, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $23 million in impairment charges during the fiscal year ended April 29, 2016, which was recorded in other expense, net  and $70 million in impairment charges which was recorded in special charges (gains), net in the consolidated statements of income. During the fiscal year ended April 24, 2015, and April 25, 2014 the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million and $10 million in impairment charges during fiscal years 2015 and 2014 respectively, which were recorded in other expense, net in the consolidated statements of income. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for fiscal years 2016 and 2015 are as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 25, 2014	$2,881	$—	$6,368	$1,344	$10,593
Goodwill as a result of Covidien acquisition	2,795	23,399	2,892	500	29,586
Goodwill as a result of other acquisitions	245	—	218	9	472
Other adjustments, net	—	—	(9)	—	(9)
Currency adjustment, net	(66)	—	(45)	(1)	(112)
Balance as of April 24, 2015	$5,855	$23,399	$9,424	$1,852	$40,530
Goodwill as a result of acquisitions	393	264	199	—	856
Measurement period adjustments related to Covidien	21	346	26	—	393
Other adjustments, net	—	(34)	3	—	(31)
Currency adjustment, net	(26)	(191)	(32)	1	(248)
Balance as of April 29, 2016	$6,243	$23,784	$9,620	$1,853	$41,500
The Company assesses goodwill for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The Company included the Minimally Invasive Therapies Group as an additional reporting unit in its annual impairment testing performed in the third quarter of fiscal year 2016. No other changes were made to reporting units during fiscal year 2016. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. As a result of the analysis performed, the fair value of each reporting unit's goodwill was deemed to be greater than the carrying value. The Company did not record any goodwill impairments during fiscal years 2016, 2015, or 2014.
Intangible Assets Carrying Value
The gross carrying amount and accumulated amortization of intangible assets at the end of fiscal years 2016 and 2015 are as follows:

	Fiscal Year 2016		Fiscal Year 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived
Customer-related	$18,596	$(1,331)	$18,492	$(273)
Purchased technology and patents	11,397	(2,976)	11,118	(2,268)
Trademarks and tradenames	854	(403)	640	(363)
Other	72	(31)	79	(44)
Total	$30,919	$(4,741)	$30,329	$(2,948)
Indefinite-lived
IPR&D	$721		$470
Tradenames	—		250
Total	$721		$720
The Company assesses indefinite-lived assets for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Similar to the goodwill impairment test, the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

indefinite-lived assets impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of indefinite-lived asset fair values over their carrying values utilizing a discounted future cash flow analysis. The Company did not record any significant indefinite-lived asset impairments during fiscal year 2016. As a result of the analysis performed during fiscal year 2015, the fair value of certain IPR&D indefinite-lived assets were deemed to be less than their carrying value, resulting in an impairment loss of $5 million, which was recorded in acquisition-related items in the consolidated statements of income. During fiscal year 2014, the fair value of IPR&D indefinite-lived assets were deemed to be less than the carrying value, resulting in a pre-tax impairment loss of $207 million primarily related to the Ardian acquisition and was recorded in acquisition-related items in the consolidated statements of income. See discussion below for additional information on impairments recorded on the Ardian long-lived asset group. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any intangible asset impairments during fiscal year 2016 and 2015. During fiscal year 2014, the Company determined that a change in events and circumstances indicated that the carrying amount of certain definite-lived intangible assets, representing less than five percent of the total aggregate carrying amount of intangible assets, may not be fully recoverable. During fiscal year 2014, the carrying amount of Ardian definite-lived intangible assets was less than the undiscounted future cash flows, therefore, the Company assessed the fair value of the assets and recorded an impairment of $41 million that was included in acquisition-related items in the consolidated statements of income.
Intangible Asset Amortization
Amortization expense for fiscal years 2016, 2015, and 2014 was $1.9 billion, $733 million, and $349 million, respectively.
Estimated aggregate amortization expense by fiscal year based on the current carrying value of definite-lived intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Amortization Expense
2017	$1,931
2018	1,899
2019	1,805
2020	1,757
2021	1,739

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

7. Financing Arrangements
Short-term debt consisted of the following:

(in millions)	April 29, 2016	April 24, 2015
Capital lease obligations	$106	$16
Bank borrowings	387	303
Floating rate three-year 2014 senior notes	250	—
0.875 percent three-year 2014 senior notes	250	—
2.625 percent five-year 2011 senior notes	—	500
4.750 percent ten-year 2005 senior notes	—	600
1.350 percent 2012 CIFSA senior notes	—	600
2.800 percent 2010 CIFSA senior notes	—	400
Interest rate swaps	—	10
Debt premium	—	5
Total Short-Term Borrowings	$993	$2,434
Commercial Paper On January 26, 2015, Medtronic Global Holdings S.C.A., an entity organized under the laws of Luxembourg (Medtronic Luxco), entered into various agreements pursuant to which Medtronic Luxco may issue unsecured commercial paper notes (the 2015 Commercial Paper Program) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The Company and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the 2015 Commercial Paper Program. No amounts were outstanding as of April 29, 2016 and April 24,2015.

During fiscal years 2016 and 2015, the weighted average original maturity of the commercial paper outstanding was approximately 49 and 52 days, respectively, and the weighted average interest rate was 0.57 percent and 0.13 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing line of credit.
Bank Borrowings Outstanding bank borrowings as of April 29, 2016 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. Bank borrowings consist primarily of borrowings at interest rates considered favorable by management ranging from 0.18% to 0.19% and the borrowing is a natural hedge of currency and exchange rate risk.
Line of Credit The Company has a $3.5 billion Five Year Revolving Credit Facility ($3.5 billion Five Year Revolving Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank, which expires in January 2020. The $3.5 billion Five Year Revolving Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 billion Five Year Revolving Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. The Company, Medtronic Luxco, and Medtronic, Inc. guarantee the obligations under the Amended and Restated Revolving Credit Agreement. As of April 29, 2016 and April 24, 2015, no amounts were outstanding on the committed line of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remains in compliance with as of April 29, 2016.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Long-term debt consisted of the following:

		April 29, 2016		April 24, 2015
(in millions, except interest rates)	Maturity by Fiscal Year	Payable	Effective Interest Rate	Payable	Effective Interest Rate
Floating rate three-year 2014 senior notes	2017	$—	—%	$250	0.32%
0.875 percent three-year 2014 senior notes	2017	—	—	250	0.91
6.000 percent ten-year 2008 CIFSA senior notes	2018	1,150	1.41	1,150	1.41
1.375 percent five-year 2013 senior notes	2018	1,000	1.41	1,000	1.41
1.500 percent three-year 2015 senior notes	2018	1,000	1.59	1,000	1.59
5.600 percent ten-year 2009 senior notes	2019	400	5.61	400	5.61
4.450 percent ten-year 2010 senior notes	2020	766	4.47	1,250	4.47
2.500 percent five-year 2015 senior notes	2020	2,500	2.52	2,500	2.52
Floating rate five-year 2015 senior notes	2020	500	1.04	500	1.04
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	2.22	600	2.22
4.125 percent ten-year 2011 senior notes	2021	500	4.19	500	4.19
3.125 percent ten-year 2012 senior notes	2022	675	3.16	675	3.16
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	2.66	650	2.66
3.150 percent seven-year 2015 senior notes	2022	2,500	3.18	2,500	3.18
2.750 percent ten-year 2013 senior notes	2023	530	2.78	1,250	2.78
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	2.67	750	2.67
3.625 percent ten-year 2014 senior notes	2024	850	3.65	850	3.65
3.500 percent ten-year 2015 senior notes	2025	4,000	3.61	4,000	3.61
4.375 percent twenty-year 2015 senior notes	2035	2,382	4.44	2,500	4.44
6.550 percent thirty-year 2007 CIFSA senior notes	2038	374	3.75	850	3.75
6.500 percent thirty-year 2009 senior notes	2039	300	6.52	300	6.52
5.550 percent thirty-year 2010 senior notes	2040	500	5.56	500	5.56
4.500 percent thirty-year 2012 senior notes	2042	400	4.51	400	4.51
4.000 percent thirty-year 2013 senior notes	2043	325	4.12	750	4.12
4.625 percent thirty-year 2014 senior notes	2044	650	4.67	650	4.67
4.625 percent thirty-year 2015 senior notes	2045	4,000	4.64	4,000	4.64
Three-year term loan	2018	3,000	1.12	3,000	1.12
Interest rate swaps	2021-2022	89	—	79	—
Deferred gains from interest rate swap terminations, net	—	—	—	3	—
Capital lease obligations	2018-2026	26	4.66	129	3.52
Bank borrowings	2018-2021	56	6.46	17	—
Debt premium (discount)	2018-2045	214	—	499	—
Total Long-Term Debt		$30,247		$33,752
Senior Notes The Company has outstanding unsecured senior obligations including those indicated as senior notes in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of April 29, 2016. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company, and to fund the acquisition of Covidien in fiscal year 2015.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In April 2016, the Company completed a cash tender offer and redemption of $2.7 billion of senior notes for $3.0 billion of total consideration. We recognized a loss on debt extinguishment of $163 million, which included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recorded in the interest expense in the consolidated statement of income. In addition to the loss on debt extinguishment, we recognized $20 million of interest expense due to the acceleration of net losses on forward starting interest rate derivatives, which had been terminated at the time of original debt issuances, relating to the portion of debt extinguished in the tender offer.
On January 26, 2015, Medtronic and Medtronic Luxco each provided a full and unconditional guarantee of the Senior Note obligations of Medtronic, Inc. and of Covidien International Finance S.A., a Luxembourg company (“CIFSA”).

On December 10, 2014, the Company issued seven tranches of Senior Notes (collectively the 2015 Senior Notes) with an aggregate face value of $17.0 billion, resulting in cash proceeds of approximately $16.8 billion, net of discounts and issuance costs. The first tranche consisted of $1.0 billion of 1.500 percent Senior Notes due 2018. The second tranche consisted of $2.5 billion of 2.500 percent Senior Notes due 2020. The third tranche consisted of $500 million of floating rate Senior Notes due 2020 (the 2020 floating rate notes). The 2020 floating rate notes bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 80 basis points. The fourth tranche consisted of $2.5 billion of 3.150 percent Senior Notes due 2022. The fifth tranche consisted of $4.0 billion of 3.500 percent Senior Notes due 2025. The sixth tranche consisted of $2.5 billion of 4.375 percent Senior Notes due 2035. The seventh tranche consisted of $4.0 billion of 4.625 percent Senior Notes due 2045. Interest on the 2020 floating rate notes is payable quarterly and interest on each series of the fixed rate notes is payable semi-annually. The Company used the combined proceeds from the 2015 Senior Notes and the $3.0 billion borrowed for a term of three years under the Term Loan Credit Agreement (as defined below) to fund the approximately $16 billion cash consideration portion of the January 26, 2015 estimated $50 billion acquisition of Covidien, to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness.
As of January 26, 2015, Covidien had $5.0 billion aggregate principal amount issued and outstanding consisting of $750 million aggregate principal amount of 2.950 percent senior notes due 2023, $600 million aggregate principal amount of 1.350 percent senior notes due 2015, $650 million aggregate principal amount of 3.200 percent senior notes due 2022, $400 million aggregate principal amount of 2.800 percent senior notes due 2015, $600 million aggregate principal amount of 4.200 percent senior notes due 2020, $1.2 billion aggregate principal amount of 6.000 percent senior notes due 2018 and $850 million aggregate principal amount of 6.550 percent senior notes due 2037 (collectively, the “CIFSA Senior Notes”). The Company recorded a fair value adjustment as required upon acquisition and subsequently recorded a premium totaling $607 million related to CIFSA Senior Notes.
As of April 29, 2016 and April 24, 2015, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed-rate obligations including the Company’s $500 million 4.125 percent 2011 Senior Notes, and $675 million 3.125 percent 2012 Senior Notes. As of April 24, 2015, the Company also had an interest rate swap agreement designated as a fair value hedge underlying the fixed rate obligation related to the Company's $600 million 4.750 percent 2005 Senior Notes and the $500 million 2.625 percent 2011 Senior Notes, which were due during fiscal year 2016. For additional information regarding the interest rate swap agreements, refer to Note 8.
Term Loan On January 26, 2015, Medtronic, Inc. borrowed $3.0 billion for a term of three years under that certain Senior Unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”), among Medtronic, Inc., Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, to finance, in part, the cash component of the Arrangement Consideration and certain transaction expenses. Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic, Inc. under the Term Loan Credit Agreement.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Contractual maturities of debt for the next five fiscal years and thereafter, excluding the debt premium and discount, and the fair value of outstanding interest rate swap agreements are as follows:

(in millions) Fiscal Year
2017	$993
2018	6,176
2019	411
2020	3,777
2021	1,104
Thereafter	18,476
Total debt	30,937
Less: Current portion of debt	993
Long-term portion of debt	$29,944
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of April 29, 2016 was $29.8 billion compared to a principal value of $27.4 billion. As of April 24, 2015 the estimated fair value was $34.6 billion compared to a principal value of $32.1 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 29, 2016 and April 24, 2015 was $10.8 billion and $9.8 billion, respectively. The aggregate currency exchange rate gains (losses) were $314 million, $131 million, and $(1) million, in fiscal years 2016, 2015, and 2014, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at April 29, 2016 and April 24, 2015 was $5.0 billion and $4.7 billion, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The amount and location of the gains in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for fiscal years 2016, 2015, and 2014 are as follows:

(in millions)		Fiscal Year
Derivatives Not Designated as Hedging Instruments	Location	2016	2015	2014
Currency exchange rate contracts	Other expense	$33	$210	$15
Cash Flow Hedges
Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during fiscal years 2016, 2015, or 2014. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during fiscal years 2016, 2015, or 2014. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 29, 2016 and April 24, 2015 was $5.7 billion and $5.1 billion, respectively, and will mature within the subsequent two-year period.
The amount of gains (losses) and location of the gains (losses) in the consolidated statements of income and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014 are as follows:

April 29, 2016
	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Currency exchange rate contracts	$(165)	Other expense, net	$405
		Cost of products sold	(37)
Total	$(165)		$368

April 24, 2015
	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Currency exchange rate contracts	$707	Other expense, net	$221
		Cost of products sold	(65)
Total	$707		$156

April 25, 2014
	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Currency exchange rate contracts	$(152)	Other expense, net	$94
		Cost of products sold	(43)
Total	$(152)		$51

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in earnings during fiscal years 2016, 2015, or 2014. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness. In connection with the closing of the 2015 Senior Notes, the Company entered into forward starting interest rate derivatives with a notional amount of $5.9 billion, these swaps were terminated upon the issuance of the 2015 Senior Notes. Upon termination, there was no material ineffectiveness on the contracts which were in a net liability position, resulting in cash payment of $79 million. During fiscal year 2016, the Company terminated forward starting interest rate derivatives with a consolidated notional amount of $500 million, which were previously entered into in advance of a planned debt issuance that is no longer expected. Upon termination, these swaps were in a net liability position, resulting in a cash payment of $45 million. As of April 29, 2016, the Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 3.10 percent in anticipation of planned debt issuances.
For the fiscal years ended April 29, 2016 and April 24, 2015, the Company reclassified $12 million and $11 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive (loss) income to interest expense, net. In addition, we reclassified $20 million from accumulated other comprehensive (loss) income to interest expense, net due to the acceleration of net losses on forward starting interest derivatives, which had been terminated at the time of the original debt issuances, relating to the portion of debt extinguished in the tender offer.
The unrealized losses on outstanding forward starting interest rate swap derivative instruments as of April 29, 2016 and April 24, 2015 were $48 million and $71 million, respectively.
As of April 29, 2016 and April 24, 2015, the Company had $(90) million and $210 million, respectively, in after-tax net unrealized (losses) gains associated with cash flow hedging instruments recorded in accumulated other comprehensive (loss) income. The Company expects that $17 million of after-tax net unrealized gains as of April 29, 2016 will be reclassified into the consolidated statements of earnings over the next 12 months.
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
As of April 29, 2016 and April 24, 2015, the Company had interest rate swaps in gross notional amounts of $1.2 billion and $2.0 billion, respectively, designated as fair value hedges of underlying fixed rate obligations. As of April 29, 2016 and April 24, 2015, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022. As of April 24, 2015, the Company also had an interest rate swap agreement designated as a fair value hedge underlying the fixed rate obligation related to the Company's $600 million 4.750 percent 2005 Senior Notes due 2016 and the $500 million 2.625 percent 2011 Senior Notes due 2016.
As of April 29, 2016 and April 24, 2015, the market value of outstanding interest rate swap agreements was an unrealized gain of $89 million and $18 million, respectively, and the market value of the hedged items was an unrealized loss of $89 million and $18 million, respectively, which was recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings on the consolidated balance sheets. No significant hedge ineffectiveness was recorded as a result of these fair value hedges for fiscal year 2016, 2015, and 2014.
During fiscal years 2016, 2015, and 2014, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during fiscal years 2016, 2015, or 2014 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the consolidated balance sheets as of April 29, 2016 and April 24, 2015. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

April 29, 2016
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$—
Currency exchange rate contracts	Prepaid expenses and other current assets	123	Other accrued expenses	89
Interest rate contracts	Other assets	89	Other long-term liabilities	48
Currency exchange rate contracts	Other assets	9	Other long-term liabilities	54
Total derivatives designated as hedging instruments		$221		$191
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Currency exchange rate contracts	Prepaid expenses and other current assets	13	Other accrued expenses	23
Cross currency interest rate contracts	Other assets	14	Other long-term liabilities	4
Total derivatives not designated as hedging instruments		$27		$28
Total derivatives		$248		$219

April 24, 2015
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$10	Other accrued expenses	$—
Currency exchange rate contracts	Prepaid expenses and other current assets	382	Other accrued expenses	12
Interest rate contracts	Other assets	79	Other long-term liabilities	71
Currency exchange rate contracts	Other assets	143	Other long-term liabilities	3
Total derivatives designated as hedging instruments		$614		$86
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$119	Other accrued expenses	$30
Total derivatives not designated as hedging instruments		$119		$30
Total derivatives		$733		$116

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis as of April 29, 2016 and April 24, 2015:

	April 29, 2016			April 24, 2015
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Assets	$145	$103	$—	$644	$89	$—
Derivative Liabilities	166	53	—	45	71	—

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

April 29, 2016		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Currency exchange rate contracts	$145	$(98)	$(1)	$46
Interest rate contracts	89	(20)	—	69
Cross Currency interest rate contracts	14	—	—	14
	$248	$(118)	$(1)	$129

Derivative Liabilities
Currency exchange rate contracts	$(166)	$85	26	$(55)
Interest rate contracts	(48)	34	—	(14)
Cross currency interest rate contracts	(4)	—	—	(4)
Commodity contracts	(1)	—	—	(1)
	$(219)	$119	$26	$(74)
Total	$29	$1	$25	$55

April 24, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Currency exchange rate contracts	$644	$(61)	$(325)	$258
Interest rate contracts	89	(10)	(13)	66
	$733	$(71)	$(338)	$324

Derivative Liabilities
Currency exchange rate contracts	$(45)	$31	$—	$(14)
Interest rate contracts	(71)	40	8	(23)
	$(116)	$71	$8	$(37)
Total	$617	$—	$(330)	$287

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 29, 2016, the Company posted net cash collateral of $25 million to its counterparties. As of April 24, 2015, the Company received net cash collateral of $330 million from its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets. The collateral posted was recorded in Prepaid expenses and other current assets, with the offset recorded as a decrease in cash and cash equivalents on the consolidated balance sheets.
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
9. Shareholders’ Equity
Share Capital
Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 128 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares
During the Transactions, the Company issued 40 thousand Euro Deferred Shares at their par value of €1.00 per share. The holders of the Euro Deferred Shares are not entitled to receive any dividend or distribution and are not entitled to receive notice of, nor attend, speak or vote at any general meeting of the Company. On a return of assets, whether on liquidation or otherwise, the Euro Deferred Shares are entitled to only the repayment of the amounts paid up on such shares, after repayment of the capital paid up on the ordinary shares. Euro Deferred shareholders are not entitled to any further participation in the assets or profits of the Company. On March 23, 2016, the Euro Deferred Shares were transferred back to the Company and were subsequently canceled.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Ordinary Share Repurchase Program
Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2016 and 2015, the Company repurchased approximately 38 million and 30 million shares at an average price of $74.92 and $64.53, respectively. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of the Company's ordinary shares. As of April 29, 2016, the Company had used 8 million of the 80 million shares authorized under the repurchase program, leaving 72 million shares available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are canceled.
10. Stock Purchase and Award Plans
The Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The Medtronic, Inc. 2013 Stock Award and Incentive Plan was originally approved by the Company's shareholders in August 2013. In January 2015, the Company's Board of Directors approved an amendment to and assumption of the existing Medtronic, Inc. 2013 Stock Award and Incentive Plan, which created the new Medtronic plc 2013 Stock Award and Incentive Plan (2013 Plan). In fiscal year 2016, the Company granted stock awards under the 2013 Plan. The 2013 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. As of April 29, 2016, there were approximately 27 million shares available for future grants under the 2013 Plan.
Share Options Options are granted at the exercise price equal to the closing price of the Company’s ordinary share on the grant date. The majority of the Company’s options are non-qualified options with a 10-year life and a 4-year ratable vesting term. In fiscal year 2016, the Company granted share options under the 2013 Plan.
Restricted Stock Awards Restricted stock and restricted stock units (collectively referred to as restricted stock awards) are granted to officers and key employees. The Company grants restricted stock awards that typically cliff vest after four years. The expense recognized for restricted stock awards is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. Restricted stock awards are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company also grants shares of performance-based restricted stock awards that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives.
Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other ordinary shares. Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. In fiscal year 2016, the Company granted restricted stock units under the 2013 Plan. As of April 29, 2016, all restricted stock awards outstanding were restricted stock units.
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
Employees can contribute between 2 percent and 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of newly issued ordinary shares of the Company at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $61.66 per share in the fiscal year ended April 29, 2016. As of April 29, 2016, plan participants have had approximately $12 million withheld to purchase the Company's ordinary shares at 85 percent of its market value on July 1, 2016, the last trading day before the end of the calendar quarter purchase period. At April 29, 2016, approximately 20 million ordinary shares were available for future purchase under the ESPP.
Stock Option Valuation Assumptions The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2016	2015	2014
Weighted average fair value of options granted	$13.72	$25.39	$12.00
Assumptions used:
Expected life (years)(1)	5.94	4.24	6.40
Risk-free interest rate(2)	1.79%	0.99%	1.88%
Volatility(3)	21.00%	21.29%	25.20%
Dividend yield(4)	1.96%	1.66%	2.02%

(1)
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

(2)	Risk-free interest rate: The rate is based on the grant date yield of a zero-coupon U.S. Treasury bond whose maturity period equals the expected term of the option.

(3)
Volatility: Expected volatility is based on a blend of historical volatility and an implied volatility of the Company’s ordinary shares. Implied volatility is based on market traded options of the Company’s ordinary shares.

(4)	Dividend yield: The dividend yield rate is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.
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
Pursuant to the Transaction Agreement, outstanding stock option awards held by Covidien employees upon transaction close were converted into options to acquire the Company's ordinary shares in a manner designed to preserve the intrinsic value of such awards. In addition, unvested restricted stock units granted on or after June 15, 2014 which were held by Covidien employees upon close of the Covidien acquisition were converted into restricted stock units of the Company in a manner designed to preserve the intrinsic value of such awards. The modifications made to the restricted stock units granted on or after June 15, 2014 and all outstanding share options pursuant to the Transaction Agreement that converted such awards constituted modifications under the authoritative guidance for accounting for stock compensation. This guidance requires the Company to revalue the award upon the transaction close and allocate the revised fair value between consideration paid and continuing expense based on the ratio of service performed through the transaction date over the total service period of the award. The revised fair value allocated to post-combination services resulted in incremental expense which is recognized over the remaining service period of the award. The Company recognized $58 million of incremental expense related to these modifications during fiscal year 2016 and is included in acquisition-related items. Except for the conversion of share options and restricted stock units discussed herein, the material terms of these awards remained unchanged.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock awards, and ESPP shares recognized for fiscal years 2016, 2015, and 2014:

	Fiscal Year
(in millions)	2016	2015	2014
Stock options	$206	$140	$34
Restricted stock awards	148	284	98
Employees stock purchase plan	21	15	13
Total stock-based compensation expense	$375	$439	$145

Cost of products sold	$50	$23	$14
Research and development expense	37	29	27
Selling, general, and administrative expense	212	128	104
Restructuring charges	18	70	—
Acquisition-related items	58	189	—
Total stock-based compensation expense	375	439	145
Income tax benefits	(108)	(138)	(40)
Total stock-based compensation expense, net of tax	$267	$301	$105
Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal year 2016:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 24, 2015	62,021	$53.27
Granted	5,785	77.76
Exercised	(11,103)	41.99
Expired/Forfeited	(3,733)	70.62
Outstanding at April 29, 2016	52,970	57.09	6.47	$1,168
Vested and expected to vest at April 29, 2016	25,542	69.91	8.48	236
Exercisable at April 29, 2016	23,383	40.14	3.90	912
The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised and the related tax benefit during fiscal years 2016, 2015, and 2014:

	Fiscal Year
(in millions)	2016	2015	2014
Cash proceeds from options exercised	$452	$609	$1,273
Intrinsic value of options exercised	374	329	249
Tax benefit related to options exercised	131	106	78
Unrecognized compensation expense related to outstanding stock options as of April 29, 2016 was $303 million and is expected to be recognized over a weighted average period of 2.1 years.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Awards The following table summarizes restricted stock award activity, including activity from restricted stock awards assumed or issued as a result of acquisitions, during fiscal year 2016:

	Awards (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 24, 2015	10,022	$53.88
Granted	2,565	77.68
Vested	(3,148)	42.96
Forfeited	(619)	59.16
Nonvested at April 29, 2016	8,820	$64.33
The following table summarizes the weighted-average grant date fair value of restricted stock awards granted, total fair value of restricted stock awards vested and related tax benefit during fiscal years 2016, 2015, and 2014:

	Fiscal Year
(in millions, except per share data)	2016	2015	2014
Weighted-average grant-date fair value per restricted stock award	$77.68	$69.30	$55.62
Fair value of restricted stock awards vested	276	174	142
Tax benefit related to restricted stock awards vested	76	50	40
Unrecognized compensation expense related to restricted stock awards as of April 29, 2016 was $278 million and is expected to be recognized over a weighted average period of 2.5 years.
11. Income Taxes
The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income from continuing operations before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2016	2015	2014
U.S.	$333	$639	$1,690
International	4,003	2,847	2,015
Income from continuing operations before income taxes	$4,336	$3,486	$3,705
The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
(in millions)	2016	2015	2014
Current tax expense:
U.S.	$440	$1,128	$532
International	835	502	248
Total current tax expense	1,275	1,630	780
Deferred tax (benefit) expense:
U.S.	(67)	(705)	(175)
International	(410)	(114)	35
Net deferred tax benefit	(477)	(819)	(140)
Total provision for income taxes	$798	$811	$640

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the consolidated statements of income. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of income. Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 29, 2016	April 24, 2015
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$7,568	$5,912
Other accrued liabilities	619	585
Accrued compensation	358	330
Pension and post-retirement benefits	530	449
Stock-based compensation	316	418
Other	341	303
Inventory	225	171
Federal and state benefit on uncertain tax positions	308	296
Unrealized loss on available-for-sale securities and derivative financial instruments	107	—
Gross deferred tax assets	10,372	8,464
Valuation allowance	(7,032)	(5,607)
Total deferred tax assets	3,340	2,857
Deferred tax liabilities:
Intangible assets	(5,173)	(5,393)
Basis impairment	(230)	(204)
Realized loss on derivative financial instruments	(112)	(112)
Other	(179)	(96)
Accumulated depreciation	(189)	(217)
Unrealized gain on available-for-sale securities and derivative financial instruments	—	(160)
Total deferred tax liabilities	(5,883)	(6,182)
Prepaid income taxes	365	427
Income tax receivables	529	188
Tax liabilities, net	$(1,649)	$(2,710)
Reported as (after valuation allowance and jurisdictional netting):
Tax assets	$697	$1,335
Long-term tax assets	1,383	774
Deferred tax liabilities	—	(119)
Long-term deferred tax liabilities	(3,729)	(4,700)
Tax liabilities, net	$(1,649)	$(2,710)
At April 29, 2016, the Company had approximately $26.6 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $22.4 billion have no expiration, and the remaining $4.2 billion will expire in future years through 2036. Included in these net operating loss carryforwards are $18.0 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-US net

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

operating loss carryforwards of $8.6 billion have a valuation allowance recorded against the carryforwards as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 29, 2016, the Company had $847 million of U.S. federal net operating loss carryforwards, which will expire during fiscal 2018 through 2036. For U.S. state purposes, the Company had $755 million of net operating loss carryforwards at April 29, 2016, which will expire during fiscal 2017 through 2036.
At April 29, 2016, the Company also had $202 million of tax credits available to reduce future income taxes payable, of which $98 million have no expiration, and the remaining credits begin to expire during fiscal 2017.
The Company has established valuation allowances of $7.0 billion and $5.6 billion at April 29, 2016 and April 24, 2015, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. These valuation allowances would result in a reduction to the provision for income taxes in the consolidated statements of income, if they are ultimately not required.
At April 29, 2016, the Company had certain potential non-U.S. tax attributes that had not been recorded in the consolidated financial statements, including $12.4 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company intends to recognize the applicable portion of the special deduction annually at an estimated tax rate of between 1% and 3% when and if these economic factors are met.
The Company’s effective income tax rate from continuing operations varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.9	0.8	0.6
Research and development credit	(1.2)	(0.7)	(0.5)
Domestic production activities	(0.3)	(0.4)	(0.4)
International	(23.4)	(24.3)	(17.7)
Puerto Rico Excise Tax	(1.6)	(1.7)	(1.6)
Impact of adjustments(1)	11.4	13.3	5.6
Reversal of excess tax accruals	—	—	(1.9)
Valuation allowance release	(0.9)	—	—
Other, net	(1.5)	1.3	(1.8)
Effective tax rate	18.4%	23.3%	17.3%

(1)
Adjustments include the impact of inventory step-up, impact of product technology upgrade commitment, special charges (gains), net, restructuring charges, net, certain litigation charges, net, acquisition-related items, amortization of intangible assets, and certain tax adjustments.

During fiscal year 2016 the Company recorded certain tax adjustments of $417 million. A $442 million certain tax adjustment charge was recorded, which primarily related to the U.S. income tax expense resulting from our completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by our U.S.-controlled non-U.S. subsidiaries (the Internal Reorganization). As a result of the Internal Reorganization, approximately $9.7 billion of cash, cash equivalents and investments in marketable debt and equity securities previously held by U.S.-controlled non-U.S. subsidiaries became available for general corporate purposes. This charge was partially offset by a $25 million tax benefit associated with the disposition of a wholly owned U.S. subsidiary. The $417 million net certain tax adjustment was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2016.
During fiscal year 2015, a settlement was reached with the IRS for the Kyphon acquisition-related matters. As a result, the Company recorded a $329 million certain tax adjustment associated with the settlement. In addition, the certain tax adjustments includes a $20 million charge related to a taxable gain associated with the Covidien acquisition. The $349 million net tax cost was recorded in the provision for income taxes in the consolidated statement of income for fiscal year 2015.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
No deferred taxes have been provided for any portion of the approximately $29.0 billion and $27.8 billion of undistributed earnings of the Company’s subsidiaries as of April 29, 2016 and April 24, 2015, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. The Company has not provided U.S. income taxes on approximately $20.5 billion of undistributed earnings, net, from non-U.S. subsidiaries as of April 25, 2014. Due to the number of legal entities and jurisdictions involved and the complexity of the legal entity structure of the Company, the complexity of the tax laws in the relevant jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these earnings.
Currently, the Company’s operations in Puerto Rico, Switzerland, Singapore, Dominican Republic, Costa Rica, and Israel have various tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.33 in fiscal year 2016, $0.37 in fiscal year 2015, and $0.42 in fiscal year 2014. Unless these grants are extended, they will expire between fiscal years 2017 and 2029. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods.
The Company had $2.7 billion, $2.9 billion, and $1.2 billion of gross unrecognized tax benefits as of April 29, 2016, April 24, 2015, and April 25, 2014, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2016, 2015, and 2014 is as follows:

	Fiscal Year
(in millions)	2016	2015	2014
Gross unrecognized tax benefits at beginning of fiscal year	$2,860	$1,172	$1,068
Gross increases:
Prior year tax positions	36	331	64
Current year tax positions	202	231	166
Acquisitions	—	1,199	—
Gross decreases:
Prior year tax positions	(116)	(40)	(58)
Settlements	(275)	(33)	(66)
Statute of limitation lapses	(4)	—	(2)
Gross unrecognized tax benefits at end of fiscal year	$2,703	$2,860	$1,172
Cash advance paid in connection with proposed settlements	(384)	(378)	—
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$2,319	$2,482	$1,172
If all of the Company’s unrecognized tax benefits as of April 29, 2016, April 24, 2015, and April 25, 2014 were recognized, $2.1 billion, $2.2 billion, and $1.1 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded $7 million of gross unrecognized tax benefits as a current liability, and $2.7 billion as a long-term liability. The Company estimates that within the next 12 months, it is reasonably possible that its uncertain tax positions, excluding interest, could decrease by as much as $500 million, net as a result of the resolution of tax matters with the U.S. Tax Court, Appeals Division of the IRS, other settlements with taxing authorities as well as statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the consolidated statements of income and records the liability in the current or long-term accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $609 million, $656 million, and $141 million of accrued gross interest and penalties as of

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

April 29, 2016, April 24, 2015, and April 25, 2014, respectively. During the fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014, the Company recognized gross interest expense of approximately $80 million, $142 million, and $36 million, respectively, in the provision for income taxes in the consolidated statements of income.
The Company’s reserves for uncertain tax positions relate to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or other tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and that it has meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.
The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	1996
Brazil	2011
Canada	2005
China	2009
Costa Rica	2012
Dominican Republic	2011
France	2011
Germany	2009
India	2001
Ireland	2011
Israel	2010
Italy	2005
Japan	2010
Luxembourg	2009
Mexico	2005
Puerto Rico	2009
Singapore	2011
Switzerland	2003
United Kingdom	2009
See Note 15 for additional information regarding the status of current tax audits and proceedings.
12. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The expense related to these plans was $584 million, $433 million, and $419 million in fiscal years 2016, 2015, and 2014, respectively.
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
As of April 29, 2016 and April 24, 2015, the net underfunded status of the Company’s benefit plans was $1.4 billion and $1.3 billion, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2016	2015	2016	2015
Accumulated benefit obligation at end of year:	$2,757	$2,699	$1,367	$1,462
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,956	$2,203	$1,647	$1,031
Service cost	120	104	81	60
Interest cost	122	105	31	33
Benefit obligations assumed in Covidien acquisition	—	214	—	472
Employee contributions	—	—	16	16
Plan curtailments and settlements	(28)	—	(133)	(35)
Actuarial (gain) loss	(42)	391	(103)	354
Benefits paid	(80)	(61)	(49)	(34)
Currency exchange rate changes and other	—	—	45	(250)
Projected benefit obligation at end of year	$3,048	$2,956	$1,535	$1,647
Change in plan assets:
Fair value of plan assets at beginning of year	$2,204	$1,917	$1,189	$889
Actual return on plan assets	(70)	69	(44)	162
Plan assets acquired in Covidien acquisition	—	188	—	262
Employer contributions	112	91	93	80
Employee contributions	—	—	16	16
Plan settlements	(28)	—	(118)	(1)
Benefits paid	(80)	(61)	(49)	(34)
Currency exchange rate changes	—	—	26	(185)
Fair value of plan assets at end of year	$2,138	$2,204	$1,113	$1,189
Funded status at end of year:
Fair value of plan assets	$2,138	$2,204	$1,113	$1,189
Benefit obligations	3,048	2,956	1,535	1,647
Underfunded status of the plans	$(910)	$(752)	$(422)	$(458)
Recognized liability	$(910)	$(752)	$(422)	$(458)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$—	$21	$20	$2
Current liabilities	(12)	(11)	(8)	(48)
Non-current liabilities	(898)	(762)	(434)	(412)
Recognized liability	$(910)	$(752)	$(422)	$(458)
Amounts recognized in accumulated other comprehensive (loss) income:
Prior service cost (benefit)	$4	$4	$(14)	$(2)
Net actuarial loss	1,361	1,253	359	372
Ending balance	$1,365	$1,257	$345	$370

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded as of April 29, 2016 and April 24, 2015. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2016	2015
Accumulated benefit obligation	$3,922	$3,678
Projected benefit obligation	4,333	4,032
Plan assets at fair value	2,981	2,823
Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2016	2015
Projected benefit obligation	$4,362	$4,319
Plan assets at fair value	3,009	3,086
The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$120	$104	$107	$81	$60	$54
Interest cost	122	105	97	31	33	29
Expected return on plan assets	(180)	(160)	(141)	(48)	(41)	(35)
Amortization of prior service cost	—	—	1	—	—	1
Amortization of net actuarial loss	98	65	85	20	12	11
Settlement gain	$(1)	$—	$—	$(10)	$—	$—
Net periodic benefit cost	$159	$114	$149	$74	$64	$60
The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive (loss) income for fiscal year 2016 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial loss (gain)	205	(11)
Amortization of net actuarial loss	(98)	(12)
Prior service cost	$—	$(12)
Effect of exchange rates	1	10
Total loss (gain) recognized in accumulated other comprehensive (loss) income	$108	$(25)
Total loss recognized in net periodic benefit cost and accumulated other comprehensive (loss) income	$267	$49
The estimated net actuarial loss that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost, before tax, in fiscal year 2017 for U.S. and non-U.S. pension benefits is expected to be $89 million and $17 million, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2016	2015	2014	2016	2015	2014
Critical assumptions – projected benefit obligation:
Discount rate	3.60% - 4.30%	4.20%	4.75%	0.25% - 10.20%	1.88%	3.32%
Rate of compensation increase	3.90%	3.90%	3.90%	2.83%	2.92%	2.80%
Critical assumptions – net periodic benefit cost:
Discount rate	4.20% - 4.80%	4.75%	4.55%	0.80% - 9.00%	3.32%	3.52%
Expected return on plan assets	8.20%	8.25%	8.25%	4.35%	4.77%	4.76%
Rate of compensation increase	3.90%	3.90%	3.90%	2.92%	2.80%	2.78%
The Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic postretirement benefit cost for the Company’s pension and other postretirement benefit plans, effective April 30, 2016. Previously, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated postretirement benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The current yield curves represent high quality, long-term fixed income instruments. The change does not affect the measurement of the Company’s pension obligation or accumulated postretirement benefit obligation. The Company has accounted for this change prospectively as a change in accounting estimate.
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
The Plan did not hold any investments in the Company’s ordinary shares as of April 29, 2016 or April 24, 2015.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s pension plan target allocations at April 29, 2016 and April 24, 2015, by asset category, are as follows:

U.S. Plans
	Target Allocation
	April 29, 2016	April 24, 2015
Asset Category
Equity securities	49%	49%
Debt securities	23	23
Other	28	28
Total	100%	100%

Non-U.S. Plans
	Target Allocation
	April 29, 2016	April 24, 2015
Asset Category
Equity securities	34%	35%
Debt securities	27	29
Other	39	36
Total	100%	100%
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
Equity mutual funds/Commingled trusts: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the commingled trusts valued at the closing price reported in the active markets in which the individual security is traded. Certain equity commingled trusts contain underlying investments that are characterized as Level 1 or Level 2 and provide a daily net asset value. The Company classifies these investments as Level 2. Certain equity commingled trusts contain a material amount underlying investments that are characterized as Level 3 and do not have a daily reported net asset value. The Company classifies these investments as Level 3.
Fixed income/Commingled trusts: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the commingled trusts valued based on inputs other than quoted prices that are observable. The Company evaluates fixed income commingled trusts to characterize the underlying investments as Level 1, 2, or 3. Certain fixed income commingled trusts contain underlying investments that are characterized as Level 1 or Level 2 and the Company classifies these investments as Level 2. Certain fixed income commingled trusts could contain a material amount underlying investments that are characterized as Level 3 and the Company would classify these investments as Level 3. As of April 29, 2016, no fixed income commingled trusts are classified as Level 3.
Partnership units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments can be redeemed monthly with notice periods ranging from 45 to 95 days. As of April 29, 2016, there is one absolute return strategy fund totaling $1 million that is in the process of liquidation. The Company expects to receive the proceeds over the next five years. Private equity investments consist of common

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments as of April 29, 2016 is $119 million, and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. Other valuation procedures are utilized to arrive at fair value if a quoted market price is not available for a partnership investment.
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
There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2016, 2015, or 2014.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. See Note 1 for discussion of the fair value measurement terms of Levels 1, 2, and 3.
U.S. Pension Benefits

	Fair Value as of
		Fair Value Measurements Using Inputs Considered as
(in millions)	April 29, 2016	Level 1	Level 2	Level 3
Short-term investments	$127	$127	$—	$—
U.S. government securities	146	137	9	—
Corporate debt securities	216	—	216	—
Equity mutual funds/commingled trusts	956	—	763	193
Fixed income mutual funds	231	—	231	—
Partnership units	462	—	—	462
	$2,138	$264	$1,219	$655

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 24, 2015	Level 1	Level 2	Level 3
Short-term investments	$247	$247	$—	$—
U.S. government securities	155	109	46	—
Corporate debt securities	5	—	4	1
Equity commingled trusts	951	—	751	200
Fixed income commingled trusts	374	—	374	—
Partnership units	472	—	—	472
	$2,204	$356	$1,175	$673

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Commingled Trusts	Partnership Units
Balance as of April 24, 2015	$673	$1	$200	$472
Total realized gains included in income	10	—	—	10
Total unrealized losses included in accumulated other comprehensive (loss) income	(151)	(1)	(7)	(143)
Purchases and sales, net	123	—	—	123
Balance as of April 29, 2016	$655	$—	$193	$462

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Commingled Trusts	Partnership Units
Balance as of April 25, 2014	$959	$1	$285	$673
Total realized gains included in income	162	—	65	97
Total unrealized gains included in accumulated other comprehensive (loss) income	(130)	—	(31)	(99)
Purchases and sales, net	(318)	—	(119)	(199)
Balance as of April 24, 2015	$673	$1	$200	$472
Non-U.S. Pension Benefits

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 29, 2016	Level 1	Level 2	Level 3
Registered investment companies	$1,037	$—	$1,037	$—
Insurance contracts	76	—	—	76
	$1,113	$—	$1,037	$76

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 24, 2015	Level 1	Level 2	Level 3
Registered investment companies	$1,113	$—	$1,113	$—
Insurance contracts	60	—	—	60
Partnership units	16	—	—	16
	$1,189	$—	$1,113	$76
The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 24, 2015	$76	$60	$16
Total unrealized gains included in accumulated other comprehensive (loss) income	—	—	—
Purchases and sales, net	(2)	14	(16)
Currency exchange rate changes	2	2	—
Balance as of April 29, 2016	$76	$76	$—

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 25, 2014	$21	$11	$10
Total unrealized gains included in accumulated other comprehensive (loss) income	1	(1)	2
Purchases and sales, net	63	56	7
Currency exchange rate changes	(9)	(6)	(3)
Balance as of April 24, 2015	$76	$60	$16

Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2016, the Company made discretionary contributions of approximately $112 million to the U.S. pension plan. Internationally, the Company contributed approximately $93 million for pension benefits during fiscal year 2016. The Company anticipates that it will make contributions of $73 million to its pension benefits in fiscal 2017. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2015 contributions will be discretionary. The Company believes that, along with pension assets, the returns on invested pension assets, and Company contributions, the Company will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Fiscal Year	Gross Payments	Gross Payments
2017	$87	$39
2018	96	40
2019	105	39
2020	116	40
2021	126	43
2022 – 2026	810	265
Total	$1,340	$466
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was $12 million, $14 million, and $15 million in fiscal years 2016, 2015, and 2014, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $369 million and $352 million at April 29, 2016 and April 24, 2015, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $269 million and $288 million at April 29, 2016 and April 24, 2015, respectively. The activity during fiscal 2016 and 2015 related to both the change in projected benefit obligations and the fair value of plan assets was not material.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance and since fiscal year 2006, the entire match has been made in cash. Expense under these plans was $269 million, $188 million, and $145 million in fiscal years 2016, 2015, and 2014, respectively.
Effective May 1, 2005, the Company froze participation in the original defined benefit pension plan in the U.S. and implemented two new plans including an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 have the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $58 million, $53 million, and $50 million in fiscal years 2016, 2015, and 2014, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2016, the Company froze participation in the existing defined benefit (PPA) and contribution (PIA) pension plans in the U.S. and implemented a new form of benefit under the existing defined contribution plan for legacy Covidien employees and employees in the U.S. hired on or after January 1, 2016. Participants in the Medtronic Core Contribution (MCC) also receive an annual allocation of their salary and bonus and are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the MCC is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the MCC was approximately $12 million in fiscal year 2016.
13. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment under capital and operating leases. A substantial number of these leases contain options that allow the Company to renew at the fair rental value on the date of renewal.
Future minimum payments under capitalized leases and non-cancelable operating leases at April 29, 2016 are:

(in millions) Fiscal Year	Capitalized Leases	Operating Leases
2017	$109	$180
2018	5	130
2019	4	90
2020	4	56
2021	3	33
Thereafter	16	55
Total minimum lease payments	$141	$544
Less amounts representing interest	(9)	N/A
Present value of net minimum lease payments	$132	N/A
Rent expense for all operating leases was $269 million, $195 million, and $150 million in fiscal years 2016, 2015, and 2014, respectively. The increase in fiscal year 2016 rent expense is primarily related to the Covidien acquisition.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

14. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments(1)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
Other comprehensive income (loss) before reclassifications, before tax	169		(495)	(617)		545		(398)
Tax (expense) benefit	(60)		—	198		(199)		(61)
Other comprehensive income (loss) before reclassifications, net of tax	109		(495)	(419)		346		(459)
Reclassifications, before tax	(138)		—	78		(145)		(205)
Tax benefit (expense)	49		—	(25)		53		77
Reclassifications, net of tax	(89)	(2)	—	53	(3)	(92)	(4)	(128)
Other comprehensive income (loss), net of tax	20		(495)	(366)		254		(587)
Balance as of April 24, 2015, net of tax	14		(277)	(1,131)		210		(1,184)
Other comprehensive loss before reclassifications, before tax	(201)		(197)	(226)		(145)		(769)
Tax benefit	94		—	85		51		230
Other comprehensive loss before reclassifications, net of tax	(107)		(197)	(141)		(94)		(539)
Reclassifications, before tax	(22)		—	114		(327)		(235)
Tax benefit (expense)	8		—	(39)		121		90
Reclassifications, net of tax	(14)	(2)	—	75	(3)	(206)	(4)	(145)
Other comprehensive loss, net of tax	(121)		(197)	(66)		(300)		(684)
Balance as of April 29, 2016, net of tax	$(107)		$(474)	$(1,197)		$(90)		$(1,868)

(1)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(2)	Represents net realized losses on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 5).

(3)	Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 12).

(4)
Relates to cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 8).

15. Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, governmental proceedings and investigations in the United States and around the world, and other matters, including those described below. With respect to governmental proceedings and investigations our standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues. The Company records a liability in the consolidated financial statements for loss contingencies related to legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. As of April 29, 2016 and April 24, 2015, accrued certain litigation charges were approximately $1.0 billion and $879 million, respectively. The ultimate cost to the Company with respect to accrued certain litigation charges could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows. The Company includes accrued certain litigation charges in other accrued expenses and other long-term liabilities on the consolidated balance sheets.
In addition to litigation contingencies, the Company also has certain guarantee obligations that may potentially result in future costs. While it is not possible to predict the outcome for most of the matters discussed below, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.
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
INFUSE Litigation
The Company estimates law firms representing approximately 6,000 claimants have asserted or intend to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of June 1, 2016, the Company has reached agreements to settle approximately 3,900 of these claims. The Company recorded an additional expense of $26 million in the second quarter of fiscal year 2016 related to probable and reasonably estimable damages in connection with this matter. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the consolidated balance sheets as discussed above.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic, Inc. violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. In September of 2015 the Court granted Medtronic’s motion to dismiss the primary allegations, including the RICO claims, in Humana’s complaint. In April of 2016 the Court denied Humana’s motion to file an amended complaint. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In July 2015, the Company and Bard agreed that Bard would pay the Company $121 million towards the settlement of 11,000 of these claims. The $121 million settlement was recorded as an opening balance sheet adjustment related to the Covidien acquisition in the first quarter of fiscal year 2016. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of June 1, 2016, the Company has reached agreements to settle approximately 6,200 of these claims. The Company's accrued expenses for this matter

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the consolidated balance sheets as discussed above.
Patent Litigation
Ethicon
On December 14, 2011, Ethicon filed an action against Covidien in the U.S. District Court for the Southern District of Ohio, alleging patent infringement and seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien's favor, and the majority of this ruling was affirmed by the Federal Circuit on August 7, 2015. Following appeal, the case was remanded back to the District Court with respect to one patent. On January 21, 2016, Covidien filed a second action in the U.S. District Court for the Southern District of Ohio, seeking a declaration of non-infringement with respect to a second set of patents held by Ethicon. The court consolidated this second action with the remaining patent issues from the first action. In addition to claims of non-infringement, the Company asserts affirmative defenses of invalidity for each of the patents-in-suit. The case is currently in the early stages of fact discovery. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski (Kokocinski) filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice, and Kokocinski subsequently filed an amended complaint. On March 30, 2015, the Court granted defendants’ motion to dismiss the amended complaint, dismissing the case with prejudice. Kokocinski sought reconsideration of that decision, and, on September 30, 2015, the Court denied Kokocinski’s request for reconsideration. Kokocinski has appealed the Court’s decision to the U.S. Court of Appeals for the Eighth Circuit.
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
Shareholder Related Matters Resulting from the Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the District Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion. On March 20, 2015, the District Court issued its order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal, and, in January of 2016, the Minnesota State Court of Appeals affirmed in part, reversed in part, and remanded the case to the District Court for further proceedings. In February of 2016, the Company petitioned the Minnesota Supreme Court to review the decision of the Minnesota State Court of Appeals, and on April 19, 2016 the Minnesota Supreme Court granted the Company’s petition on the issue of whether most of the original claims are properly characterized as direct or derivative under Minnesota law. A decision from the Minnesota Supreme Court is expected in calendar year 2017.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered Covidien to pay costs associated with the study. A report issued by the study panel contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations, and included preliminary cost estimates for a variety of potential remedial options, which the report describes as “very rough estimates of cost,” ranging from $25 million to $235 million. The report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. In June of 2014, a trial was held to determine if remediation was necessary and feasible, and on September 2, 2015, the District Court issued an order concluding that further engineering study and engineering design work is appropriate to determine the nature and extent of remediation in the Penobscot River and Bay. In January of 2016, the Court appointed an engineering firm to conduct the next phase of the study. The study is targeted for completion late 2017.
The Company's accrued expenses for environmental proceedings are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the consolidated balance sheets as discussed above.
Government Matters
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
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3, a subsidiary of the Company, requesting production of documents relating to sales and marketing and other issues in connection with several neurovascular products. The matters under investigation relate to activities prior to Covidien's acquisition of ev3 in 2010. ev3 complied as required with the subpoena and cooperated with the investigation. In the third quarter of fiscal year 2016, the Company accrued expenses in connection with this matter, which are included within accrued certain litigation charges in other accrued expenses and other long-term liabilities on the consolidated balance sheets as discussed above.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

On September 2, 2014, the U.S. Department of Health and Human Services, Office of Inspector General and the U.S. Attorney’s Office for the Northern District of California, issued a subpoena requesting production of documents relating to sales and marketing practices associated with certain of ev3’s peripheral vascular products. The Company has not recorded an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Income Taxes
In March 2009, the U.S. Internal Revenue Service (IRS) issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. The U.S. Tax Court issued its opinion on June 9, 2016. Please see Note 18 for additional information regarding this subsequent event.
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
The IRS has concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for certain years after 2000. Tyco International has appealed certain of the tax adjustments proposed by the IRS and has resolved all but one of the matters associated with the proposed tax adjustments. The IRS has asserted that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns. The Company disagrees with the IRS’s proposed adjustments and, on July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. On January 15, 2016, Tyco International, as the audit managing party under the Tax Sharing Agreement, entered into Stipulations of Settled Issues with the IRS intended to resolve all disputes related to the intercompany debt issues for the tax sharing participants for the 1997 - 2000 audit cycle, currently before the U.S. Tax Court. The Stipulations of Settled Issues are contingent upon the IRS Appeals Division applying the same settlement to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007) and the approval of the U.S. Congress Joint Committee on Taxation, if required. If finalized, the tentative resolution would cover all aspects of the controversy before the U.S. Tax Court and the Appeals Division of the IRS. During the fourth quarter of fiscal 2016, the Company paid $10 million to the IRS related to the settlement. In addition, the Company paid $183 million to TE Connectivity Ltd. and received $2 million from Tyco International plc, representing its estimated share of the total amount payable to or receivable from the other Tax Sharing

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Participants in connection with this matter. The resolutions with the U.S. Tax Court and IRS Appeals were finalized during May 2016. Please see Note 18 regarding this subsequent event for additional information.
See Note 11 for additional discussion of income taxes.
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
The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to the 2007 separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. The actual amounts that the Company may be required to ultimately accrue or pay under the Tax Sharing Agreement, however, could vary depending upon the outcome of the unresolved tax matters. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-2007 separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien and/or TE Connectivity legal entities for periods prior to the 2007 separation. The resolutions with the U.S. Tax Court and IRS Appeals were finalized during May 2016. Please see Note 18 regarding this subsequent event for additional information.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

estimated, and the Company has not accrued any liabilities within the consolidated financial statements. Historically, the Company has not experienced significant losses on these types of indemnifications.
16. Quarterly Financial Data (unaudited)

(in millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net Sales
	2016	$7,274	$7,058	$6,934	$7,567	$28,833
	2015	4,273	4,366	4,318	7,304	20,261
Gross Profit
	2016	$4,818	$4,876	$4,793	$5,204	$19,691
	2015	3,168	3,224	3,190	4,370	13,952
Net Income (Loss)
	2016	$820	$520	$1,095	$1,104	$3,538
	2015	871	828	977	(1)	2,675
Basic Earnings per Share
	2016	$0.58	$0.37	$0.78	$0.79	2.51
	2015	0.88	0.84	0.99	—	2.44
Diluted Earnings per Share
	2016	$0.57	$0.36	$0.77	$0.78	2.48
	2015	0.87	0.83	0.98	—	2.41
The data in the schedule above has been intentionally rounded to the nearest million, and therefore, the quarterly amounts may not sum to the fiscal year-to-date amounts.
17. Segment and Geographic Information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including the impact of inventory step-up, the impact of product technology upgrade commitment, special (gains) charges, net, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.
In the fourth quarter of fiscal year 2015, the Company amended the way in which management evaluates performance and allocates resources due to the Covidien acquisition. As a result, the Company began to operate under four reportable segments and four operating segments. This change had no impact on the Company’s consolidated results for prior periods presented.
The Company’s Cardiac and Vascular Group consists of three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. The primary products sold by this operating segment include products for cardiac rhythm disorders and cardiovascular disease, as well as services to diagnose, treat, and manage heart and vascular-related disorders and diseases. The products produced by this operating segment require highly-skilled, technical manufacturing processes and are distributed through direct sales representatives in the U.S. and through direct sales representatives and indirect distributors outside of the U.S. Further, the primary customers of this operating segment are surgeons and specialists and the regulatory approval process for the Cardiac and Vascular Group is similar across all components. The Company’s Minimally Invasive Therapies Group consists of two divisions: Surgical Solutions and Patient Monitoring & Recovery. The primary products sold by this operating segment include those which enhance patient outcomes through minimally invasive solutions. These products include those for advanced and general surgical care and patient monitoring, nursing and patient care, and airway and ventilation. Further, the regulatory approval process for the Minimally Invasive Therapies Group is similar across all components. The Company’s Restorative Therapies Group consists of four divisions: Spine, Neuromodulation, Surgical Technologies, and Neurovascular. The primary customers of this operating segment include spinal surgeons, neurosurgeons, and pain specialists. The products sold by this operating segment are distributed through direct sales representatives in the U.S. and through direct sales representatives and indirect distributors outside of the U.S. Further, the regulatory approval process for the Restorative Therapies Group is similar

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

across all components. The primary products sold by the Company’s Diabetes Group include those for diabetes management and the approval process for the Diabetes is similar across all divisions.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Net sales and income before income taxes by reportable segment are as follows:

	Fiscal Year
(in millions)	2016	2015	2014
Cardiac and Vascular Group	$10,196	$9,361	$8,847
Minimally Invasive Therapies Group	9,563	2,387	—
Restorative Therapies Group	7,210	6,751	6,501
Diabetes Group	1,864	1,762	1,657
Total Net Sales	$28,833	$20,261	$17,005

	Fiscal Year
(in millions)	2016	2015	2014
Cardiac and Vascular Group	$3,182	$3,140	$2,982
Minimally Invasive Therapies Group	1,394	342	—
Restorative Therapies Group	1,976	1,828	1,821
Diabetes Group	543	540	457
Total Reportable Segments’ Income Before Income Taxes	7,095	5,850	5,260
Impact of inventory step-up	(226)	(623)	—
Impact of product technology upgrade commitment	—	(74)	—
Special (gains) charges, net	(70)	38	(40)
Restructuring charges, net (1)	(299)	(252)	(88)
Certain litigation charges, net	(26)	(42)	(770)
Acquisition-related items	(283)	(550)	(117)
Interest expense, net	(955)	(280)	(108)
Corporate	(900)	(581)	(432)
Total Income From Operations Before Income Taxes	$4,336	$3,486	$3,705

(1)	Restructuring charges, net within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s assets by reportable segment:

(in millions)	April 29, 2016	April 24, 2015
Cardiac and Vascular Group	$13,563	$13,642
Minimally Invasive Therapies Group	52,227	51,228
Restorative Therapies Group	14,564	15,249
Diabetes Group	2,592	2,597
Total Assets of Reportable Segments	82,946	82,716
Corporate	16,836	23,969
Total Assets	$99,782	$106,685
Geographic Information
The following table presents net sales to external customers and property, plant, and equipment, net by geographic region:

(in millions)	Americas (1)	EMEA (2)	Asia Pacific	Greater China	Consolidated
Fiscal Year 2016
Net sales to external customers	$17,578	$6,700	$3,060	$1,495	$28,833
Property, plant, and equipment, net	$3,728	$708	$220	$185	$4,841
Fiscal Year 2015
Net sales to external customers	$12,125	$5,064	$2,059	$1,013	$20,261
Property, plant, and equipment, net	$3,626	$725	$165	$183	$4,699
Fiscal Year 2014
Net sales to external customers	$9,922	$4,483	$1,776	$824	$17,005
Property, plant, and equipment, net	$1,833	$393	$74	$92	$2,392

(1)
The U.S., which is included in the Americas, had net sales to external customers of $16.4 billion, $11.3 billion, and $9.2 billion in fiscal years 2016, 2015, and 2014, respectively. Property, plant, and equipment, net includes $3.3 billion, $3.0 billion, and $1.7 billion in the U.S. in fiscal years 2016, 2015, and 2014 respectively.

(2)
EMEA consists of the following regions: Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented. Property, plant, and equipment, net includes $169 million, $151 million, and $72 million in Ireland in fiscal years 2016, 2015, and 2014, respectively.

No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2016, 2015, or 2014.
18. Subsequent Events
Tyco International, as audit managing party under the Tax Sharing Agreement, entered into Stipulations of Settled Issues with the IRS intended to resolve all Federal tax disputes related to the previously disclosed intercompany debt issues for the Tax Sharing Participants for the 1997-2000 audit cycle before the U.S. Tax Court. The Stipulations of Settled Issues were contingent upon the IRS Appeals Division applying the same settlement terms to all intercompany debt issues on appeal for subsequent audit cycles (2001-2007). On May 17, 2016 the IRS Office of Appeals issued fully executed Forms 870-AD that effectively settled the matters on appeal on the same terms as those set forth in the Stipulations of Settled Issues, and on May 31, 2016 the U.S. Tax Court entered decisions consistent with the Stipulations of Settled Issues. As a result, all aspects of this controversy that were before the U.S. Tax Court and Appeals Division of the IRS have been finally resolved for audit cycles from 1997-2007. The Company estimates the adjustments to the income tax reserve and guarantee contingencies will result in the recognition of a benefit of approximately $425 million in the Company’s first quarter of fiscal 2017 results.
On May 18, 2016, the Company signed a definitive agreement to acquire Smith & Nephew's gynecology business for approximately $350 million. The addition of Smith & Nephew's gynecology business will expand and strengthen Medtronic's minimally invasive surgical offerings and will further complement its existing global gynecology business. The acquisition is expected to close in fiscal year 2017.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

On June 9, 2016, the U.S. Tax court issued its opinion with respect to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. We do not expect the results of the opinion to have a material impact on the financial statements. An Appeal of the U.S. Tax Court Opinion must be filed within 90 days of the final decision by the Tax Court.  The final decision will not occur until all issues related to the fiscal years are resolved.  As one item remains open, the calculation of amounts eligible for the one-time repatriation holiday, a final decision is not expected until later this fiscal year, and, therefore, an estimate of the financial statement impact cannot yet be made.
On June 27, 2016, the Company announced entry into a definitive agreement to acquire HeartWare International, Inc. for approximately $1.1 billion. The addition of HeartWare International, Inc.'s portfolio of heart failure products will expand and strengthen Medtronic's heart failure product offerings and will further complement its existing global cardiac rhythm and heart failure business. The acquisition is expected to close in fiscal year 2017.
19. Guarantor Financial Information
On January 26, 2015, Medtronic plc ("Parent Company Guarantor") and Medtronic Luxco, a subsidiary guarantor, each provided a full and unconditional guarantee of the obligations of Medtronic, Inc. under the Medtronic 2015 Senior Notes. In addition, Medtronic plc and Medtronic Luxco each provided a full and unconditional guarantee of the obligations of CIFSA, assumed as part of the Covidien acquisition, under the CIFSA Senior Notes. These guarantees of the CIFSA Senior Notes were in addition to the guarantees of the CIFSA Senior Notes by acquired Covidien holding companies Covidien Ltd. (f/k/a Covidien plc) and Covidien Group Holdings Ltd. (f/k/a Covidien Ltd.), both of which remain guarantors of the CIFSA Senior Notes. A summary of the guarantees is as follows:

Guarantees of Medtronic Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - Medtronic, Inc.

•	Subsidiary Guarantor - Medtronic Luxco

Since Medtronic plc and Medtronic Luxco did not exist in prior years, the Parent Company Guarantor column and Subsidiary Guarantor Column in the consolidating financial information for the guarantees of the Medtronic 2015 Senior Notes appear as zeros for fiscal year 2014. Accordingly, the fiscal year 2014 consolidating financial information is of the predecessor registrant, Medtronic, Inc.

Guarantees of CIFSA Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - CIFSA

•	Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd.

The following presents the Company’s Consolidating Statements of Comprehensive Income and Condensed Consolidating Statements of Cash Flows as of and for the fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014, and Condensed Consolidating Balance Sheets as of April 29, 2016 and April 24, 2015. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc. and CIFSA, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

There were no Medtronic plc or Medtronic Luxco guarantees in effect in periods prior to fiscal year 2015, and the CIFSA Senior Notes were assumed as part of the Covidien acquisition. Therefore, no consolidating financial information for the fiscal year ended April 25, 2014 is presented related to the guarantees of the CIFSA Senior Notes.

During fiscal year 2016, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.
The Company made revisions to its Condensed Consolidating Balance Sheet of the guarantees of the CIFSA Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015. A $14.7 billion revision increased investment in subsidiaries and shareholders' equity in the Subsidiary Issuer (CIFSA) column of the Condensed Consolidating Balance Sheet due to an incorrect presentation primarily related to the investment balance upon acquisition and an

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

intercompany dividend. The Company also made revisions to the Condensed Consolidating Statement of Cash Flows of the guarantees of the CIFSA Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 24, 2015. An approximately $8.0 billion revision to cash from investing and financing activities was made in both the Subsidiary Issuer (CIFSA) and Subsidiary Non-Guarantors columns, as well as a $1.3 billion revision to cash from investing and operating activities in the Subsidiary Guarantors column related to an incorrect presentation of intercompany loan activity. A $937 million revision to cash from operating and investing activities in the Subsidiary Issuer (CIFSA) column and operating and financing activities in the Subsidiary Non-Guarantors column was related to an incorrect presentation of an intercompany capital contribution. The Company made certain revisions to its consolidating financial statements of the guarantees of the Medtronic Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the years ended April 24, 2015 and April 25, 2014. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2015 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,411	$—	$28,832	$(1,410)	$28,833

Costs and expenses:
Cost of products sold	—	991	—	9,561	(1,410)	9,142
Research and development expense	—	627	—	1,597	—	2,224
Selling, general, and administrative expense	10	991	—	8,468	—	9,469
Special (gains) charges, net	—	70	—	—	—	70
Restructuring charges, net	—	17	—	273	—	290
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	135	—	148	—	283
Amortization of intangible assets	—	12	—	1,919	—	1,931
Other (income) expense, net	112	(2,329)	—	2,324	—	107
Operating profit (loss)	(122)	897	—	4,516	—	5,291

Interest income	—	(237)	(706)	(448)	960	(431)
Interest expense	25	1,906	10	405	(960)	1,386
Interest expense (income), net	25	1,669	(696)	(43)	—	955
Equity in net (income) loss of subsidiaries	(3,676)	4,224	(2,980)	—	2,432	—
Income (loss) from operations before income taxes	3,529	(4,996)	3,676	4,559	(2,432)	4,336
Provision (benefit) for income taxes	(9)	(96)	—	903	—	798
Net income (loss)	3,538	(4,900)	3,676	3,656	(2,432)	3,538
Other comprehensive income (loss), net of tax	(684)	(493)	(684)	(673)	1,850	(684)
Total comprehensive income (loss)	$2,854	$(5,393)	$2,992	$2,983	$(582)	$2,854

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 24, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,261	$—	$20,261	$(1,261)	$20,261

Costs and expenses:
Cost of products sold	—	895	—	6,659	(1,245)	6,309
Research and development expense	—	552	—	1,088	—	1,640
Selling, general, and administrative expense	1	857	—	6,046	—	6,904
Special (gains) charges	—	100	—	(138)	—	(38)
Restructuring charges, net	—	7	—	230	—	237
Certain litigation charges, net	—	—	—	42	—	42
Acquisition-related items	—	312	—	238	—	550
Amortization of intangible assets	—	11	—	722	—	733
Other (income) expense, net	103	(1,618)	—	1,633	—	118
Operating profit (loss)	(104)	145	—	3,741	(16)	3,766

Interest income	—	(56)	(170)	(387)	227	(386)
Interest expense	—	762	—	131	(227)	666
Interest expense (income), net	—	706	(170)	(256)	—	280
Equity in net (income) loss of subsidiaries	(2,790)	(5,830)	(2,620)	—	11,240	—
Income (loss) from operations before income taxes	2,686	5,269	2,790	3,997	(11,256)	3,486
Provision (benefit) for income taxes	11	(44)	—	844	—	811
Net income	2,675	5,313	2,790	3,153	(11,256)	2,675
Other comprehensive income (loss), net of tax	(587)	(540)	(587)	(232)	1,359	(587)
Total comprehensive income (loss)	$2,088	$4,773	$2,203	$2,921	$(9,897)	$2,088

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 25, 2014
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,155	$—	$17,005	$(1,155)	$17,005

Costs and expenses:
Cost of products sold	—	787	—	4,674	(1,128)	4,333
Research and development expense	—	540	—	937	—	1,477
Selling, general, and administrative expense	—	821	—	5,026	—	5,847
Special (gains) charges	—	40	—	—	—	40
Restructuring charges, net	—	71	—	7	—	78
Certain litigation charges, net	—	(24)	—	794	—	770
Acquisition-related items	—	—	—	117	—	117
Amortization of intangible assets	—	12	—	337	—	349
Other (income) expense, net	—	(1,623)	—	1,804	—	181
Operating profit (loss)	—	531	—	3,309	(27)	3,813

Interest income	—	(5)	—	(267)	1	(271)
Interest expense	—	317	—	63	(1)	379
Interest expense (income), net	—	312	—	(204)	—	108
Equity in net (income) loss of subsidiaries	—	(3,077)	—	—	3,077	—
Income (loss) from operations before income taxes	—	3,296	—	3,513	(3,104)	3,705
Provision (benefit) for income taxes	—	231	—	409	—	640
Net income (loss)	—	3,065	—	3,104	(3,104)	3,065
Other comprehensive income (loss), net of tax	—	(105)	—	(286)	286	(105)
Total comprehensive income (loss)	$—	$2,960	$—	$2,818	$(2,818)	$2,960

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$55	$—	$2,821	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	162	—	3,511	(200)	3,473
Intercompany receivable	389	161,868	—	162,278	(324,535)	—
Tax assets	—	122	—	575	—	697
Prepaid expenses and other current assets	24	149	—	1,061	—	1,234
Total current assets	413	162,356	—	185,566	(324,735)	23,600
Property, plant and equipment, net	—	1,139	—	3,702	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	31	—	26,868	—	26,899
Long-term tax assets	—	690	—	693	—	1,383
Investment in subsidiaries	73,108	63,806	70,198	—	(207,112)	—
Intercompany loans receivable	3,000	8,884	10,203	18,140	(40,227)	—
Other assets	—	644	—	915	—	1,559
Total assets	$76,521	$237,550	$80,401	$277,384	$(572,074)	$99,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$500	$—	$493	$—	$993
Accounts payable	—	288	—	1,421	—	1,709
Intercompany payable	20,486	151,687	—	152,362	(324,535)	—
Accrued compensation	32	616	—	1,064	—	1,712
Accrued income taxes	11	—	—	555	—	566
Deferred tax liabilities	—	—	—	—	—	—
Other accrued expenses	1	243	—	1,941	—	2,185
Total current liabilities	20,530	153,334	—	157,836	(324,535)	7,165
Long-term debt	—	26,784	—	3,463	—	30,247
Long-term accrued compensation and retirement benefits	—	1,258	—	501	—	1,759
Long-term accrued income taxes	10	1,422	—	1,471	—	2,903
Long-term intercompany loans payable	3,918	10,128	14,297	11,884	(40,227)	—
Long-term deferred tax liabilities	—	—	—	3,729	—	3,729
Other long-term liabilities	—	202	—	1,714	—	1,916
Total liabilities	24,458	193,128	14,297	180,598	(364,762)	47,719
Shareholders’ equity	52,063	44,422	66,104	96,786	(207,312)	52,063
Total liabilities and shareholders’ equity	$76,521	$237,550	$80,401	$277,384	$(572,074)	$99,782

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 24, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$1,071	$170	$3,339	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	165	—	3,497	(199)	3,463
Intercompany receivable	259	146,942	—	144,638	(291,839)	—
Tax assets	—	295	—	1,040	—	1,335
Prepaid expenses and other current assets	4	128	—	1,322	—	1,454
Total current assets	526	148,601	170	173,585	(292,038)	30,844
Property, plant and equipment, net	—	976	—	3,723	—	4,699
Goodwill	—	—	—	40,530	—	40,530
Other intangible assets, net	—	39	—	28,062	—	28,101
Long-term tax assets	—	294	—	480	—	774
Investment in subsidiaries	70,233	68,710	63,063	—	(202,006)	—
Intercompany loans receivable	3,000	6,516	10,000	10,218	(29,734)	—
Other assets	—	678	—	1,059	—	1,737
Total assets	$73,759	$225,814	$73,233	$257,657	$(523,778)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,110	$—	$1,324	$—	$2,434
Accounts payable	—	261	—	1,349	—	1,610
Intercompany payable	20,506	135,660	—	135,673	(291,839)	—
Accrued compensation	1	490	—	1,120	—	1,611
Accrued income taxes	19	—	—	916	—	935
Deferred tax liabilities	3	—	—	116	—	119
Other accrued expenses	—	628	—	1,836	—	2,464
Total current liabilities	20,529	138,149	—	142,334	(291,839)	9,173
Long-term debt	—	29,004	—	4,748	—	33,752
Long-term accrued compensation and retirement benefits	—	965	—	570	—	1,535
Long-term accrued income taxes	—	1,048	—	1,428	—	2,476
Long-term intercompany loans payable	—	10,218	10,000	9,516	(29,734)	—
Long-term deferred tax liabilities	—	—	—	4,700	—	4,700
Other long-term liabilities	—	207	—	1,612	—	1,819
Total liabilities	20,529	179,591	10,000	164,908	(321,573)	53,455
Shareholders’ equity	53,230	46,223	63,233	92,749	(202,205)	53,230
Total liabilities and shareholders’ equity	$73,759	$225,814	$73,233	$257,657	$(523,778)	$106,685

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$297	$402	$696	$4,635	$(812)	$5,218
Investing Activities:
Acquisitions, net of cash acquired	—	(526)	—	(687)	—	(1,213)
Additions to property, plant, and equipment	—	(334)	—	(712)	—	(1,046)
Purchases of marketable securities	—	—	—	(5,406)	—	(5,406)
Sales and maturities of marketable securities	—	—	—	9,924	—	9,924
Net (increase) decrease in intercompany loans receivable	—	(2,368)	(203)	(7,921)	10,492	—
Capital contributions paid	—	(11)	(4,959)	(4,900)	9,870	—
Other investing activities, net	—	—	—	(14)	—	(14)
Net cash provided by (used in) investing activities	—	(3,239)	(5,162)	(9,716)	20,362	2,245
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(22)	—	(22)
Change in short-term borrowings, net	—	—	—	7	—	7
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(139)	—	—	(139)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	139	—	—	139
Issuance of long-term debt	—	—	—	—	—	—
Payments on long-term debt	—	(2,988)	—	(2,144)	—	(5,132)
Dividends to shareholders	(2,139)	—	—	—	—	(2,139)
Issuance of ordinary shares	491	—	—	—	—	491
Repurchase of ordinary shares	(2,830)	—	—	—	—	(2,830)
Net intercompany loan borrowings (repayments)	3,918	(91)	4,296	2,369	(10,492)	—
Intercompany dividend paid	—	—	—	(812)	812	—
Capital contributions received	—	4,900	—	4,970	(9,870)	—
Other financing activities	—	—	—	82	—	82
Net cash provided by (used in) financing activities	(560)	1,821	4,296	4,450	(19,550)	(9,543)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	113	—	113
Net change in cash and cash equivalents	(263)	(1,016)	(170)	(518)	—	(1,967)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$—	$55	$—	$2,821	$—	$2,876

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 24, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$26	$1,479	$170	$3,640	$(413)	$4,902
Investing Activities:
Acquisitions, net of cash acquired	(9,700)	(65)	—	(5,119)	—	(14,884)
Additions to property, plant, and equipment	—	(187)	—	(384)	—	(571)
Purchases of marketable securities	—	—	—	(7,582)	—	(7,582)
Sales and maturities of marketable securities	—	—	—	5,890	—	5,890
Net (increase) decrease in intercompany loans receivable	—	(16,996)	—	53	16,943	—
Other investing activities, net	—	—	—	89	—	89
Net cash provided by (used in) investing activities	(9,700)	(17,248)	—	(7,053)	16,943	(17,058)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(85)	—	(85)
Change in short-term borrowings, net	—	—	—	(1)	—	(1)
Repayment of short-term borrowings (maturities greater than 90 days)	—	(150)	—	—	—	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	150	—	—	—	150
Issuance of long-term debt	—	19,942	—	—	—	19,942
Payments on long-term debt	—	(1,268)	—	—	—	(1,268)
Dividends to shareholders	(435)	(902)	—	—	—	(1,337)
Issuance of ordinary shares	172	477	—	—	—	649
Repurchase of ordinary shares	(300)	(1,620)	—	—	—	(1,920)
Net intercompany loan borrowings (repayments)	10,500	(53)	—	6,496	(16,943)	—
Intercompany dividends paid	—	—	—	(413)	413	—
Other financing activities	—	—	—	(31)	—	(31)
Net cash provided by (used in) financing activities	9,937	16,576	—	5,966	(16,530)	15,949
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(353)	—	(353)
Net change in cash and cash equivalents	263	807	170	2,200	—	3,440
Cash and cash equivalents at beginning of period	—	264	—	1,139	—	1,403
Cash and cash equivalents at end of period	$263	$1,071	$170	$3,339	$—	$4,843

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 25, 2014
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$—	$1,384	$—	$3,949	$(374)	$4,959
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(385)	—	(385)
Additions to property, plant, and equipment	—	(154)	—	(242)	—	(396)
Purchases of marketable securities	—	—	—	(10,895)	—	(10,895)
Sales and maturities of marketable securities	—	—	—	8,111	—	8,111
Net (increase) decrease in intercompany loans receivable	—	1	—	(12)	11	—
Other investing activities, net	—	—	—	(29)	—	(29)
Net cash provided by (used in) investing activities	—	(153)	—	(3,452)	11	(3,594)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(1)	—	(1)
Change in short-term borrowings, net	—	—	—	127	—	127
Repayment of short-term borrowings (maturities greater than 90 days)	—	(1,301)	—	—	—	(1,301)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	1,045	—	131	—	1,176
Issuance of long-term debt	—	1,994	—	—	—	1,994
Payments on long-term debt	—	(565)	—	—	—	(565)
Dividends to shareholders	—	(1,116)	—	—	—	(1,116)
Issuance of ordinary shares	—	1,307	—	—	—	1,307
Repurchase of ordinary shares	—	(2,553)	—	—	—	(2,553)
Net intercompany loan borrowings (repayments)	—	12	—	(1)	(11)	—
Intercompany dividends paid	—	—	—	(374)	374	—
Other financing activities	—	14	—	—	—	14
Net cash provided by (used in) financing activities	—	(1,163)	—	(118)	363	(918)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	37	—	37
Net change in cash and cash equivalents	—	68	—	416	—	484
Cash and cash equivalents at beginning of period	—	196	—	723	—	919
Cash and cash equivalents at end of period	$—	$264	$—	$1,139	$—	$1,403

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$28,833	$—	$28,833

Costs and expenses:
Cost of products sold	—	—	—	9,142	—	9,142
Research and development expense	—	—	—	2,224	—	2,224
Selling, general, and administrative expense	10	1	3	9,455	—	9,469
Special (gains) charges, net	—	—	—	70	—	70
Restructuring charges, net	—	—	—	290	—	290
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	—	—	283	—	283
Amortization of intangible assets	—	—	—	1,931	—	1,931
Other (income) expense, net	112	1	(18)	12	—	107
Operating profit (loss)	(122)	(2)	15	5,400	—	5,291

Interest income	—	(434)	(710)	(451)	1,164	(431)
Interest expense	25	138	10	2,377	(1,164)	1,386
Interest (income) expense, net	25	(296)	(700)	1,926	—	955
Equity in net (income) loss of subsidiaries	(3,676)	(8,563)	(2,961)	—	15,200	—
Income (loss) from operations before income taxes	3,529	8,857	3,676	3,474	(15,200)	4,336
Provision (benefit) for income taxes	(9)	—	—	807	—	798
Net income (loss)	3,538	8,857	3,676	2,667	(15,200)	3,538
Other comprehensive income (loss), net of tax	(684)	(102)	(684)	(684)	1,470	(684)
Total comprehensive income (loss)	$2,854	$8,755	$2,992	$1,983	$(13,730)	$2,854

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$20,261	$—	$20,261

Costs and expenses:
Cost of products sold	—	—	—	6,309	—	6,309
Research and development expense	—	—	—	1,640	—	1,640
Selling, general, and administrative expense	1	—	21	6,882	—	6,904
Special (gains) charges, net	—	—	—	(38)	—	(38)
Restructuring charges, net	—	—	—	237	—	237
Certain litigation charges, net	—	—	—	42	—	42
Acquisition-related items	—	—	—	550	—	550
Amortization of intangible assets	—	—	—	733	—	733
Other (income) expense, net	103	—	26	(11)	—	118
Operating profit (loss)	(104)	—	(47)	3,917	—	3,766

Interest income	—	(149)	(170)	(386)	319	(386)
Interest expense	—	29	—	956	(319)	666
Interest (income) expense, net	—	(120)	(170)	570	—	280
Equity in net (income) loss of subsidiaries	(2,790)	1,412	(2,667)	—	4,045	—
Income (loss) from operations before income taxes	2,686	(1,292)	2,790	3,347	(4,045)	3,486
Provision (benefit) for income taxes	11	—	—	800	—	811
Net income (loss)	2,675	(1,292)	2,790	2,547	(4,045)	2,675
Other comprehensive income (loss), net of tax	(587)	200	(587)	(587)	974	(587)
Total comprehensive income (loss)	$2,088	$(1,092)	$2,203	$1,960	$(3,071)	$2,088

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$208	$—	$2,668	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	—	—	3,473	—	3,473
Intercompany receivable	389	—	61	20,469	(20,919)	—
Tax assets	—	—	—	697	—	697
Prepaid expenses and other current assets	24	—	—	1,210	—	1,234
Total current assets	413	208	61	43,837	(20,919)	23,600
Property, plant and equipment, net	—	—	1	4,840	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	—	—	26,899	—	26,899
Long-term tax assets	—	—	—	1,383	—	1,383
Investment in subsidiaries	73,108	41,582	68,875	—	(183,565)	—
Intercompany loans receivable	3,000	8,253	11,465	27,724	(50,442)	—
Other assets	—	—	—	1,559	—	1,559
Total assets	$76,521	$50,043	$80,402	$147,742	$(254,926)	$99,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$993	$—	$993
Accounts payable	—	—	—	1,709	—	1,709
Intercompany payable	20,486	—	—	433	(20,919)	—
Accrued compensation	32	—	—	1,680	—	1,712
Accrued income taxes	11	—	—	555	—	566
Deferred tax liabilities	—	—	—	—	—	—
Other accrued expenses	1	24	—	2,160	—	2,185
Total current liabilities	20,530	24	—	7,530	(20,919)	7,165
Long-term debt	—	3,382	—	26,865	—	30,247
Long-term accrued compensation and retirement benefits	—	—	—	1,759	—	1,759
Long-term accrued income taxes	10	—	—	2,893	—	2,903
Long-term intercompany loans payable	3,918	14,689	14,298	17,537	(50,442)	—
Long-term deferred tax liabilities	—	—	—	3,729	—	3,729
Other long-term liabilities	—	—	—	1,916	—	1,916
Total liabilities	24,458	18,095	14,298	62,229	(71,361)	47,719
Shareholders’ equity	52,063	31,948	66,104	85,513	(183,565)	52,063
Total liabilities and shareholders’ equity	$76,521	$50,043	$80,402	$147,742	$(254,926)	$99,782

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$263	$728	$170	$3,682	$—	$4,843
Investments	—	—	—	14,637	—	14,637
Accounts receivable, net	—	—	—	5,112	—	5,112
Inventories	—	—	—	3,463	—	3,463
Intercompany receivable	259	—	269	20,506	(21,034)	—
Tax assets	—	—	—	1,335	—	1,335
Prepaid expenses and other current assets	4	—	6	1,444	—	1,454
Total current assets	526	728	445	50,179	(21,034)	30,844
Property, plant and equipment, net	—	—	1	4,698	—	4,699
Goodwill	—	—	—	40,530	—	40,530
Other intangible assets, net	—	—	—	28,101	—	28,101
Long-term tax assets	—	—	—	774	—	774
Investment in subsidiaries	70,233	28,663	61,768	—	(160,664)	—
Intercompany loans receivable	3,000	7,401	11,303	17,082	(38,786)	—
Other assets	—	—	—	1,737	—	1,737
Total assets	$73,759	$36,792	$73,517	$143,101	$(220,484)	$106,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,002	$—	$1,432	$—	$2,434
Accounts payable	—	—	2	1,608	—	1,610
Intercompany payable	20,506	—	279	249	(21,034)	—
Accrued compensation	1	—	—	1,610	—	1,611
Accrued income taxes	19	—	—	916	—	935
Deferred tax liabilities	3	—	—	116	—	119
Other accrued expenses	—	40	1	2,423	—	2,464
Total current liabilities	20,529	1,042	282	8,354	(21,034)	9,173
Long-term debt	—	4,581	—	29,171	—	33,752
Long-term accrued compensation and retirement benefits	—	—	—	1,535	—	1,535
Long-term accrued income taxes	—	—	—	2,476	—	2,476
Long-term intercompany loans payable	—	8,385	10,002	20,399	(38,786)	—
Long-term deferred tax liabilities	—	—	—	4,700	—	4,700
Other long-term liabilities	—	—	—	1,819	—	1,819
Total liabilities	20,529	14,008	10,284	68,454	(59,820)	53,455
Shareholders’ equity	53,230	22,784	63,233	74,647	(160,664)	53,230
Total liabilities and shareholders’ equity	$73,759	$36,792	$73,517	$143,101	$(220,484)	$106,685

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$297	$4,208	$604	$4,114	$(4,005)	$5,218
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,266)	53	(1,213)
Additions to property, plant, and equipment	—	—	—	(1,046)	—	(1,046)
Purchases of marketable securities	—	—	—	(5,406)	—	(5,406)
Sales and maturities of marketable securities	—	—	—	9,924	—	9,924
Net (increase) decrease in intercompany loans receivable	—	(8,193)	(164)	(3,302)	11,659	—
Sales of subsidiaries	—	—	53	—	(53)	—
Capital contributions paid	—	(720)	(4,959)	—	5,679	—
Other investing activities, net	—	—	—	(14)	—	(14)
Net cash provided by (used in) investing activities	—	(8,913)	(5,070)	(1,110)	17,338	2,245
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(22)	—	(22)
Change in short-term borrowings, net	—	—	—	7	—	7
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(139)	—	—	(139)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	139	—	—	139
Issuance of long-term debt	—	—	—	—	—	—
Payments on long-term debt	—	(2,121)	—	(3,011)	—	(5,132)
Dividends to shareholders	(2,139)	—	—	—	—	(2,139)
Issuance of ordinary shares	491	—	—	—	—	491
Repurchase of ordinary shares	(2,830)	—	—	—	—	(2,830)
Net intercompany loan borrowings (repayments)	3,918	6,306	4,296	(2,861)	(11,659)	—
Intercompany dividend paid	—	—	—	(4,005)	4,005	—
Capital Contributions received	—	—	—	5,679	(5,679)	—
Other financing activities	—	—	—	82	—	82
Net cash provided by (used in) financing activities	(560)	4,185	4,296	(4,131)	(13,333)	(9,543)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	113	—	113
Net change in cash and cash equivalents	(263)	(520)	(170)	(1,014)	—	(1,967)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$—	$208	$—	$2,668	$—	$2,876

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$26	$1,238	$142	$4,596	$(1,100)	$4,902
Investing Activities:
Acquisitions, net of cash acquired	(9,700)	440	—	(5,624)	—	(14,884)
Additions to property, plant, and equipment	—	—	(1)	(570)	—	(571)
Purchases of marketable securities	—	—	—	(7,582)	—	(7,582)
Sales and maturities of marketable securities	—	—	—	5,890	—	5,890
Net (increase) decrease in intercompany loans receivable	—	(59)	29	(10,626)	10,656	—
Capital contributions paid	—	(937)	—	—	937	—
Other investing activities, net	—	—	—	89	—	89
Net cash provided by (used in) investing activities	(9,700)	(556)	28	(18,423)	11,593	(17,058)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(85)	—	(85)
Change in short-term borrowings, net	—	—	—	(1)	—	(1)
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(150)	—	—	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	150	—	—	150
Issuance of long-term debt	—	—	—	19,942	—	19,942
Payments on long-term debt	—	(51)	—	(1,217)	—	(1,268)
Dividends to shareholders	(435)	—	—	(902)	—	(1,337)
Issuance of ordinary shares	172	—	—	477	—	649
Repurchase of ordinary shares	(300)	—	—	(1,620)	—	(1,920)
Net intercompany loan borrowings (repayments)	10,500	97	—	59	(10,656)	—
Intercompany dividend paid	—	—	—	(1,100)	1,100	—
Capital contributions received	—	—	—	937	(937)	—
Other financing activities	—	—	—	(31)	—	(31)
Net cash provided by (used in) financing activities	9,937	46	—	16,459	(10,493)	15,949
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(353)	—	(353)
Net change in cash and cash equivalents	263	728	170	2,279	—	3,440
Cash and cash equivalents at beginning of period	—	—	—	1,403	—	1,403
Cash and cash equivalents at end of period	$263	$728	$170	$3,682	$—	$4,843

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 29, 2016. Our internal control over financial reporting as of April 29, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 29, 2016, which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from our 2016 definitive proxy statement, which will be filed no later than 120 days after April 29, 2016.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Governance of Medtronic — Committees of the Board and Meetings,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2016, are incorporated herein by reference. See also “Executive Officers of Medtronic” herein.
We have adopted a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Corporate Controller, and other senior financial officers performing similar functions who are identified from time to time by the Chief Executive Officer. We have also adopted a written Code of Business Conduct and Ethics for Members of the Board of Directors. The Code of Ethics for Senior Financial Officers, which is part of our broader Code of Conduct applicable to all employees, and the Code of Business Conduct and Ethics for Members of the Board of Directors are posted on our website, www.medtronic.com under the "About Medtronic" menu, under the “Investors” caption, and under the “Corporate Governance” subcaption. Any amendments to, or waivers for executive officers or directors of, these ethics codes will be disclosed on our website promptly following the date of such amendment or waiver.
Item 11. Executive Compensation
The sections entitled “Governance of Medtronic — Director Compensation,” “Governance of Medtronic — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis (CD&A),” and “Executive Compensation” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2016, are incorporated herein by reference. The section entitled “Compensation Committee Report” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2016, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2016, are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Proposal 1 — Election of Directors — Director Independence” and “Proposal 1 — Election of Directors — Related Transactions and Other Matters” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2016, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Governance of Medtronic — Audit Committee — Audit Committee Pre-Approval Policies” and “Audit and Non-Audit Fees” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2016, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 29, 2016, April 24, 2015, and April 25, 2014.

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

10.6
Amendment dated September 30, 2015, to Senior Unsecured Term Loan Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings, SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Form 10-Q for the quarter ended October 30, 2015, filed on December 9, 2015, File No. 001-36820).

10.7
Amendment dated September 30, 2015, to Amended and Restated Revolving Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings, SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Form 10-Q for the quarter ended October 30, 2015, filed on December 9, 2015, File No. 001-36820).

10.8
Amended and Restated Five-Year Senior Credit Agreement, dated as of May 23, 2014, among Covidien International Finance S.A., Covidien plc, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K, filed on May 28, 2014, File No. 001-33259).

10.9
Tax Sharing Agreement, dated as of June 29, 2007, by and among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd. (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K, filed on July 5, 2007, File No. 001-33259).

10.10
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

10.12
Transition Services Agreement, dated as of June 28, 2013, between Covidien plc and Mallinckrodt plc (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on July 1, 2013, File No. 001-33259).

10.13	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

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

*10.17
Amendment to Letter Agreement dated May 11, 2011 by and between Medtronic, Inc. and Omar Ishrak (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011, filed September 7, 2011, File No. 001-07707).

*10.18
Amendment dated February 12, 2015 to the Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (incorporated by reference to Exhibit 10.24 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.19
Letter Agreement by and between Medtronic, Inc. and Michael J. Coyle dated November 19, 2009 (incorporated by reference to Exhibit 10.55 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2012, filed on June 26, 2012, File No. 001-07707).

*10.20
Letter Agreement by and between Medtronic, Inc. and Carol Surface dated August 22, 2013 (incorporated by reference to Exhibit 10.44 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2014, filed on June 20, 2014, File No. 001-07707).

*10.21
Letter Agreement by and between Medtronic, Inc. and Hooman Hakami dated April 29, 2014 (incorporated by reference to Exhibit 10.5 of Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2014, filed on August 29, 2014, File No. 001-07707)

*10.22
Letter Agreement by and between Medtronic, Inc. and Bradley E. Lerman dated May 2, 2014 (incorporated by reference to Exhibit 10.4 of Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2014, filed on August 29, 2014, File No. 001-07707)

*10.23
Letter Agreement by and between Medtronic plc and Bryan C. Hanson dated February 12, 2015 (incorporated by reference to Exhibit 10.30 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.24
Letter Agreement by and between Medtronic, Inc. and Karen Parkhill dated May 2, 2016 (incorporated by reference to Exhibit 10.1 to Medtronic, plc’s Current Report on Form 8-K, filed on May 4, 2016, File No. 001-36820).

*10.25
Form of Offer Letter Amendment (incorporated by reference to Exhibit 10.25 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

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

*10.54	Amendment to the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.55
Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.56
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

*10.61
Form of Non-Employee Director Initial Option Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.62
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

*10.64
Form of Non-Employee Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.65 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2015, filed on June 23, 2015, File No. 001-36820).

*10.65
Medtronic Incentive Plan (amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.66	Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.9 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.67
Israeli Amendment to the Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.10 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.68
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.31 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.69
Form of Non-Employee Director Deferred Unit Award Agreement under the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 19.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.70
Form of Non-Qualified Stock Option Agreement under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.71
Form of Restricted Stock Unit Award Agreement (U.S. Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.72
Form of Restricted Stock Unit Award Agreement (Non-U.S. Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.73
Form of Restricted Stock Unit Award Agreement (Time-Based) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.74
Form of Restricted Stock Unit Award Agreement (Israeli-Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.8 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.75
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.48 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.76
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.49 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.77
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.78
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.51 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.79
Form of Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.80
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.54 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.81
Medtronic plc 2014 Amended and Restated Employees Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.82
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

*10.85
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

*10.87
Covidien Savings Related Share Plan (incorporated by reference to Exhibit 99.3 to Covidien plc’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed with the Commission on June 5, 2009, File No. 333-144309).

*10.88	Covidien Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.89
Covidien Separation and Distribution Agreement Equity Awards under the Separation and Distribution Agreement, dates as of June 29, 2007, by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd. (incorporated by reference to Exhibit 2.1 to Covidien plc’s Current Report on Form 8-K filed on July 5, 2007, File No. 001-33259).

*10.90
Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.91
Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.92
Covidien Supplemental Savings and Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Covidien plc’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009, filed on January 26, 2010, File No. 001-33259).

*10.93
Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers and certain key employees (incorporated by reference to Exhibit 10.4 to Covidien plc’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008, filed on January 29, 2009, File No. 001-33259).

*10.94	FY09 Grant U.S. Option Terms and Conditions (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.95	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on November 25, 2008, File No. 001-33259).

*10.96
Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K12G3 filed on June 5, 2009, File No. 001-33259).

*10.97	Director Grant Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on March 23, 2009, File No. 001-33259).

*10.98	Founders’ Grant Standard Option Terms and Conditions (incorporated by reference to Exhibit 10.4 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.99	Founders’ Grant Standard Option Terms and Conditions for Directors (incorporated by reference to Exhibit 10.13 to Covidien plc’s Current Report on Form 8-K filed on July 5, 2007, File No. 001-33259).

*10.100
Form of Deed of Indemnification by and between Covidien plc and Covidien plc’s Directors and Secretary (incorporated by reference to Exhibit 10.4 to Covidien plc’s Form 10-Q for the quarter ended June 28, 2013, filed on August 5, 2013, File No. 001-33259).

*10.101	Form of Terms and Conditions of Option Award (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.102
Form of Terms and Conditions of Restricted Unit Award (incorporated by reference to Exhibit 10.3 to Covidien plc’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009, filed on January 26, 2010, File No. 001-33259).

*10.103
Form of Terms and Conditions of Performance Unit Award (incorporated by reference to Exhibit 10.4 to Covidien plc’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009, filed on January 26, 2010, File No. 001-33259).

*10.104	Amended Terms and Conditions of Performance Unit Awards FY12-FY14 (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.105	Amended Terms and Conditions of Performance Unit Awards FY13-FY15 (incorporated by reference to Exhibit 10.4 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.106
Form of Indemnification Agreement between Covidien Ltd. and Covidien plc’s Directors and Secretary (incorporated by reference to Exhibit 10.5 to Covidien plc’s Form 10-Q for the quarter ended June 28, 2013, filed on August 5, 2013, File No. 001-33259).

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

101
The following materials from Medtronic plc’s Annual Report on Form 10-K for the year ended April 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of income, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity, and (vi) the notes to the consolidated financial statements.

*Exhibits that are management contracts or compensatory plans or arrangements.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Year ended 4/29/16	$144	$49	$—		$(28)	(b)	$161
					$(4)	(c)
Year ended 4/24/15	$115	$35	$34	(a)	$(36)	(b)	$144
					$(4)	(c)
Year ended 4/25/14	$98	$43	$—		$(30)	(b)	$115
					$4	(c)

Deferred tax valuation allowance:
Year ended 4/29/16	$5,607	$1,194	$4	(a)	$(88)	(d)	$7,032
					$315	(c)
Year ended 4/24/15	$397	$40	$5,660	(a)	$(56)	(d)	$5,607
					$(434)	(c)
Year ended 4/25/14	$313	$104	$5		$(29)	(d)	$397
					$4	(c)

(a) Reflects the impact from acquisitions
(b) Uncollectible accounts written off, less recoveries.
(c) Reflects primarily the effects of currency fluctuations.
(d) Decrease in deferred tax valuation allowance due to carryover attribute utilization and expiration.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 28, 2016	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 28, 2016	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 28, 2016	By:	/s/ Gary L. Ellis
Gary L. Ellis
Principal Financial and
Accounting Officer

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

Dated: June 28, 2016	By:	/s/ Bradley E. Lerman
Bradley E. Lerman