Form 10-Q
period 2016-07-29
Medtronic plc
filed 2016-09-07
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 29, 2016
Commission File Number 001-36820

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No x
As of August 26, 2016, 1,381,935,603 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 29, 2016	July 31, 2015
Net sales	$7,166	$7,274

Costs and expenses:
Cost of products sold	2,261	2,456
Research and development expense	556	558
Selling, general, and administrative expense	2,428	2,449
Restructuring charges, net	94	67
Certain litigation charges	82	—
Acquisition-related items	52	71
Amortization of intangible assets	487	481
Other expense, net	39	61
Operating profit	1,167	1,131

Interest income	(93)	(115)
Interest expense	272	306
Interest expense, net	179	191
Income from operations before income taxes	988	940
Provision for income taxes	59	120
Net income	$929	$820

Basic earnings per share	$0.67	$0.58

Diluted earnings per share	$0.66	$0.57

Basic weighted average shares outstanding	1,392.2	1,418.1

Diluted weighted average shares outstanding	1,407.1	1,436.4

Cash dividends declared per ordinary share	$0.43	$0.38
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Net income	$929	$820

Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $52 and $(74), respectively	115	(131)
Currency adjustment, net	(350)	(26)
Net change in retirement obligations, net of tax expense of and $2 and $10, respectively	25	13
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $30 and $(20), respectively	54	(28)

Other comprehensive loss	(156)	(172)

Comprehensive income	$773	$648
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 29, 2016	April 29, 2016
ASSETS

Current assets:
Cash and cash equivalents	$3,060	$2,876
Investments	9,750	9,758
Accounts receivable, less allowances of $161 and $161, respectively	5,357	5,562
Inventories	3,580	3,473
Other current assets	1,751	1,931
Total current assets	23,498	23,600

Property, plant, and equipment	9,917	9,714
Accumulated depreciation	(5,103)	(4,873)
Property, plant, and equipment, net	4,814	4,841
Goodwill	41,309	41,500
Other intangible assets, net	26,437	26,899
Tax assets	1,232	1,383
Other assets	1,311	1,421
Total assets	$98,601	$99,644

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current debt obligations	$1,947	$993
Accounts payable	1,615	1,709
Accrued compensation	1,205	1,712
Other accrued expenses	3,129	2,751
Total current liabilities	7,896	7,165

Long-term debt	30,124	30,109
Accrued compensation and retirement benefits	1,770	1,759
Accrued income taxes	2,344	2,903
Deferred tax liabilities	3,790	3,729
Other liabilities	1,785	1,916
Total liabilities	47,709	47,581

Commitments and contingencies (Notes 3 and 15)

Shareholders’ equity:
Ordinary shares— par value $0.0001	—	—
Retained earnings	52,848	53,931
Accumulated other comprehensive loss	(2,024)	(1,868)
Total shareholders’ equity	50,824	52,063
Noncontrolling interests	68	—
Total equity	50,892	52,063
Total liabilities and equity	$98,601	$99,644
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Operating Activities:
Net income	$929	$820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	737	701
Amortization of debt discount and issuance costs	7	7
Acquisition-related items	(5)	232
Provision for doubtful accounts	9	10
Deferred income taxes	32	(159)
Stock-based compensation	79	96
Other, net	(85)	(39)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	196	279
Inventories	(101)	(207)
Accounts payable and accrued liabilities	(361)	(424)
Other operating assets and liabilities	50	(408)
Certain litigation charges	82	—
Certain litigation payments	(19)	(92)
Net cash provided by operating activities	1,550	816
Investing Activities:
Acquisitions, net of cash acquired	(12)	(179)
Additions to property, plant, and equipment	(330)	(224)
Purchases of investments	(1,044)	(1,851)
Sales and maturities of investments	1,104	1,266
Other investing activities, net	(2)	2
Net cash used in investing activities	(284)	(986)
Financing Activities:
Acquisition-related contingent consideration	(11)	(3)
Change in current debt obligations, net	926	429
Issuance of long-term debt	33	—
Payments on long-term debt	(17)	(1,004)
Dividends to shareholders	(599)	(538)
Issuance of ordinary shares	214	98
Repurchase of ordinary shares	(1,763)	(750)
Other financing activities	57	24
Net cash used in financing activities	(1,160)	(1,744)
Effect of exchange rate changes on cash and cash equivalents	78	50
Net change in cash and cash equivalents	184	(1,864)
Cash and cash equivalents at beginning of period	2,876	4,843
Cash and cash equivalents at end of period	$3,060	$2,979
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$115	$636
Interest	68	76
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic or the Company) for the periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
The accompanying unaudited consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been fully eliminated in consolidation.
The Company’s fiscal years 2017, 2016, and 2015 will end or ended on April 28, 2017, April 29, 2016, and April 24, 2015, respectively.
2. New Accounting Pronouncements
Recently Adopted
In April 2015, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability. Prior to this amendment, debt issuance costs were recognized as an asset in the balance sheet and did not offset the related debt liability. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017. Its adoption had an impact of $133 million and $138 million on the Company's consolidated balance sheets at July 29, 2016 and April 29, 2016, respectively.
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
In January 2016, the FASB issued guidance which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance also includes a simplified impairment assessment of equity investments without readily determinable fair values and presentation and disclosure changes. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is evaluating the impact of the equity investment guidance on the Company's consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings; eliminating the requirement to classify the excess tax benefit and deficiencies as additional paid-in capital. For the three months ended July 29, 2016, the Company recognized $57 million of excess tax benefits in additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018.
3. Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first quarter of fiscal years 2017 and 2016. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the businesses acquired were recorded and consolidated as of the acquisition date at their respective fair values. Unless otherwise disclosed, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three months ended July 29, 2016 or July 31, 2015. The results of operations related to each business acquired have been included in the Company's consolidated statements of income since the date each business was acquired.
Fiscal Year 2017
The fair values of the assets acquired and liabilities assumed during the three months ended July 29, 2016 were as follows:

(in millions)
Other current assets	$8
Property, plant, and equipment	5
Other intangible assets	48
Goodwill	56
Total assets acquired	117

Current liabilities	3
Deferred tax liabilities	3
Other liabilities	3
Total liabilities assumed	9
Net assets acquired	$108
The Company accounted for the acquisitions above as business combinations using the acquisition method of accounting.
Acquisition-Related Items
During the three months ended July 29, 2016 and July 31, 2015, the Company recognized acquisition-related items expense of $52 million and $71 million, respectively, primarily due to integration-related costs incurred in connection with the Covidien acquisition.
Subsequent Acquisitions
On August 23, 2016, the Company's Cardiac and Vascular Group acquired HeartWare International, Inc. for total consideration of approximately $1.1 billion. The addition of HeartWare International, Inc.'s portfolio of heart failure products expands and strengthens the Company's heart failure product offerings and further complements its existing global cardiac rhythm and heart failure business.

On August 5, 2016, the Company's Minimally Invasive Therapies Group acquired Smith & Nephew's gynecology business for total consideration of approximately $350 million. The addition of Smith & Nephew's gynecology business expands and strengthens Medtronic's minimally invasive surgical offerings and further complements its existing global gynecology business.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired business reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value recognized as income or expense within acquisition-related items in the consolidated statements of income. The Company measures the liability on a recurring basis using Level 3 inputs.
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Changes in projected revenues, probabilities of payment, discount rates, or projected payment dates may result in adjustments to the fair value measurement.
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Fair Value at
(in millions)	July 29, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 32.5%
Revenue-based payments	$194	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2017 - 2025
			Discount rate	0.3% - 5.5%
Product development-based payments	$185	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2017 - 2025
At July 29, 2016, the estimated maximum potential amount of undiscounted future contingent consideration payments that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $175 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2017 and thereafter.
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, at July 29, 2016 and April 29, 2016, was $379 million and $377 million, respectively. At July 29, 2016, $321 million was reflected in other liabilities and $58 million was reflected in other accrued expenses in the consolidated balance sheets. At April 29, 2016, $311 million was reflected in other liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheets. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Beginning Balance	$377	$264
Purchase price contingent consideration	21	26
Payments	(14)	(3)
Change in fair value	(5)	4
Ending Balance	$379	$291

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

4. Restructuring Charges, Net
Cost Synergies Initiative
The cost synergies initiative is the Company's restructuring program primarily related to the integration of Covidien. This initiative is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the integration of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and certain general and administrative savings. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2017 and in future fiscal years as cost synergy strategies are finalized.

A summary of the restructuring accrual, recorded within other accrued expenses and other liabilities in the consolidated balance sheets, and related activity is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
April 29, 2016	$213	$—	$37	$250
Restructuring charges	77	14	20	111
Payments/write-downs	(68)	(14)	(16)	(98)
Reversal of excess accrual	(8)	—	1	(7)
July 29, 2016	$214	$—	$42	$256
As a result of certain employees identified for termination finding other positions within the Company, the Company recorded a $7 million reversal of excess restructuring reserves for the three months ended July 29, 2016.
As part of the cost synergies initiative, the Company recorded $14 million of asset write-downs for the three months ended July 29, 2016, which included $10 million related to inventory write-offs of discontinued product lines, and, therefore, was recognized within cost of products sold in the consolidated statements of income. For the three months ended July 29, 2016, asset write-downs included $4 million related to property, plant, and equipment impairments. The Company did not recognize any significant impairments during the three months ended July 31, 2015.
5. Financial Instruments
The Company holds investments consisting primarily of marketable debt and equity securities. The authoritative guidance is principally applied to financial assets and liabilities, such as marketable equity securities and debt and equity securities, that are classified and accounted for as trading and available-for-sale and are measured on a recurring basis. Further, we also hold cost or equity method investments which are measured at fair value on a nonrecurring basis.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's investments by significant investment category and the related consolidated balance sheet classification at July 29, 2016:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$675	$28	$—	$703	$703	$—
Marketable equity securities	85	45	(1)	129	—	129
Total Level 1	760	73	(1)	832	703	129
Level 2:
Corporate debt securities	4,113	123	(14)	4,222	4,222	—
U.S. government and agency securities	914	3	—	917	917	—
Mortgage-backed securities	917	26	(16)	927	927	—
Foreign government and agency securities	15	—	—	15	15	—
Other asset-backed securities	230	3	—	233	233	—
Debt funds	2,872	14	(246)	2,640	2,640	—
Total Level 2	9,061	169	(276)	8,954	8,954	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Total available-for-sale securities	$9,869	$242	$(280)	$9,831	$9,657	$174
Trading securities:
Level 1:
Exchange-traded funds	75	19	(1)	93	93	—
Total Level 1	75	19	(1)	93	93	—
Total trading securities	$75	$19	$(1)	$93	$93	$—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	546	—	—	N/A	—	546
Total Level 3	546	—	—	N/A	—	546
Total cost method, equity method, and other investments	$546	$—	$—	N/A	$—	$546
Total investments	$10,490	$261	$(281)	$9,924	$9,750	$720

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's investments by significant investment category and the related consolidated balance sheet classification at April 29, 2016:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$792	$14	$(1)	$805	$805	$—
Marketable equity securities	75	21	(11)	85	—	85
Total Level 1	867	35	(12)	890	805	85
Level 2:
Corporate debt securities	3,935	85	(24)	3,996	3,996	—
U.S. government and agency securities	902	2	—	904	904	—
Mortgage-backed securities	1,016	17	(18)	1,015	1,015	—
Other asset-backed securities	192	3	—	195	195	—
Debt funds	3,040	5	(281)	2,764	2,764	—
Total Level 2	9,085	112	(323)	8,874	8,874	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Total available-for-sale securities	$10,000	$147	$(338)	$9,809	$9,679	$130
Trading securities:
Level 1:
Exchange-traded funds	65	15	(1)	79	79	—
Total Level 1	65	15	(1)	79	79	—
Total trading securities	$65	$15	$(1)	$79	$79	$—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	506	—	—	N/A	—	506
Total Level 3	506	—	—	N/A	—	506
Total cost method, equity method, and other investments	$506	$—	$—	N/A	$—	$506
Total investments	$10,571	$162	$(339)	$9,888	$9,758	$636

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Debt and Equity Securities
The following tables represents the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 29, 2016 and April 29, 2016:

	July 29, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$494	$(6)	$216	$(8)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	208	(6)	121	(10)
Debt funds	851	—	1,789	(246)
Marketable equity securities	$4	$(1)	$—	$—
Total	$1,557	$(13)	$2,170	$(267)

	April 29, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$756	$(18)	$136	$(6)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	196	(5)	92	(5)
U.S. government and agency securities	308	(4)	67	(5)
Debt funds	670	(26)	1,601	(256)
Marketable equity securities	45	(11)	—	—
Total	$1,975	$(64)	$1,940	$(275)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at July 29, 2016:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended July 29, 2016 or July 31, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 29, 2016	$45	$1	$44
Total unrealized losses included in other comprehensive income	—	—	—
July 29, 2016	$45	$1	$44

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 24, 2015	$106	$1	$105
Total unrealized losses included in other comprehensive income	(3)	—	(3)
July 31, 2015	$103	$1	$102
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	July 29, 2016		July 31, 2015
(in millions)	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$1,098	$6	$1,237	$29
Gross realized gains	7	4	5	12
Gross realized losses	(12)	—	(5)	—
Impairment losses recognized	—	(3)	—	(23)

(1)	Includes available-for-sale debt securities.

(2)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.
Credit losses represent the difference between the present value of cash flows expected to be collected on certain mortgage-backed securities and auction rate securities and the amortized cost of these securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which the Company is invested, the Company believes it has recognized all necessary other-than-temporary impairments, as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.
At July 29, 2016 and April 29, 2016, the credit loss portion of other-than temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three months ended July 29, 2016 and July 31, 2015 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three months ended July 29, 2016 and July 31, 2015 were not significant.
The July 29, 2016 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 29, 2016
Due in one year or less	$969
Due after one year through five years	3,188
Due after five years through ten years	2,845
Due after ten years	60
Total	$7,062

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $129 million and $85 million at July 29, 2016 and April 29, 2016, respectively. The Company did not recognize any significant impairment charges related to marketable equity securities during the three months ended July 29, 2016. During the three months ended July 31, 2015, the Company determined that the fair values of certain marketable equity securities were below the carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million in impairment charges for the three months ended July 31, 2015, which were recognized within other expense, net in the consolidated statements of income.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. At July 29, 2016 and April 29, 2016, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $546 million and $506 million, respectively. Cost and equity method investments are measured at fair value on a nonrecurring basis. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The values of cost and equity method investments are not assessed for impairment if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
During the three months ended July 29, 2016, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $3 million in impairment charges during the three months ended July 29, 2016, which were recognized in other expense, net in the consolidated statements of income. The Company did not recognize any significant impairment charges related to cost method investments during the three months ended July 31, 2015. Cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities without quoted market prices. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
6. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. Commercial paper amounts outstanding at July 29, 2016 totaled $975 million. No amounts were outstanding at April 29, 2016. During the three months ended July 29, 2016, the weighted average original maturity of the commercial paper outstanding was approximately 21 days, and the weighted average interest rate was 0.73 percent. The issuance of commercial paper proportionately reduced the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five year credit facility (Credit Facility) which provides back up funding for the commercial paper program described above. At July 29, 2016 and April 29, 2016, no amounts were outstanding.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remained in compliance with at July 29, 2016.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	July 29, 2016	April 29, 2016
6.000 percent ten-year 2008 CIFSA senior notes	2018	$1,150	$1,150
1.500 percent three-year 2015 senior notes	2018	1,000	1,000
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	766	766
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,000	4,000
Three-year term loan	2018	3,000	3,000
Interest rate swaps (Note 7)	2018 - 2022	106	89
Capital lease obligations	2018 - 2025	25	26
Bank borrowings	2021	66	56
Debt premium	2018 - 2045	198	214
Deferred Financing Costs (1)	2018-2045	(133)	(138)
Total Long-Term Debt		$30,124	$30,109

(1)
We retrospectively adopted the guidance to simplify the presentation of deferred issuance costs in the quarter ending July 29, 2016. As a result deferred issuance costs have been reclassified from other assets to long-term debt. See Note 2 to the consolidated financial statements for additional information.

Senior Notes
The Company has outstanding unsecured senior obligations including those described as senior notes in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at July 29, 2016. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company, and to fund the acquisition of Covidien in fiscal year 2015. For additional information regarding the terms of these agreements, refer to Note 7 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Financial Instruments Not Measured at Fair Value
At July 29, 2016, the total estimated fair value of the Company’s long-term debt, including the current portion, was $30.5 billion compared to a principal value of $27.4 billion; at April 29, 2016, the total estimated fair value was $29.8 billion compared to a principal value of $27.4 billion. The fair value was estimated using quoted market prices for the publicly registered senior notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
7. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 29, 2016 and April 29, 2016 was $10.7 billion and $10.8 billion, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at July 29, 2016 and April 29, 2016, was $4.9 billion and $5.0 billion, respectively.
The amounts and classification of the (losses) gains in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three months ended July 29, 2016 and July 31, 2015 were as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Classification	July 29, 2016	July 31, 2015
Currency exchange rate contracts (losses) gains	Other expense, net	$(3)	$20
Cash Flow Hedges
Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of foreign currency cash flow hedges were recognized in earnings during the three months ended July 29, 2016 or July 31, 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 29, 2016 or July 31, 2015. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 29, 2016 and April 29, 2016, was $5.8 billion and $5.7 billion, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the consolidated statements of income and other comprehensive (loss) income (OCI) related to currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 29, 2016 and July 31, 2015 were as follows:

Three months ended July 29, 2016
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Classification	Amount
Currency exchange rate contracts	$121	Other expense, net	$15
Three months ended July 31, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Classification	Amount
Currency exchange rate contracts	$(14)	Other expense, net	$95
		Cost of products sold	(21)
Total	$(14)		$74
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in earnings during the three months ended July 29, 2016 or July 31, 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three months ended July 29, 2016 or July 31, 2015. At July 29, 2016, the Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed-rate of 3.10 percent in anticipation of planned debt issuances in fiscal year 2017.
For the three months ended July 29, 2016 and July 31, 2015, the reclassification of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net was not significant.
The unrealized losses on outstanding forward starting interest rate swap derivative instruments at July 29, 2016 and April 29, 2016 were $71 million and $48 million, respectively. Unrealized losses on outstanding forward starting interest rate swap derivative instruments were recorded in other liabilities, with the offset recorded in accumulated other comprehensive loss in the consolidated balance sheets.
At July 29, 2016 and April 29, 2016, the Company had $36 million and $90 million, respectively, in after-tax net unrealized losses associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $53 million of after-tax net unrealized gains as of July 29, 2016 will be reclassified into the consolidated statements of income over the next 12 months.
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
At July 29, 2016 and April 29, 2016, the Company had interest rate swaps in gross notional amounts of $1.2 billion and $1.2 billion, respectively, designated as fair value hedges of underlying fixed-rate senior note obligations. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
At July 29, 2016, the market value of outstanding interest rate swap agreements was a net $106 million unrealized gain, and the market value of the hedged item was a net $106 million unrealized loss. The amounts which were recorded in other assets, other current assets, and other liabilities with the offsets recorded in long-term debt and current debt obligations in the consolidated

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

balance sheets. No significant hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended July 29, 2016 or July 31, 2015.
During the three months ended July 29, 2016 and July 31, 2015, the Company did not have any significant ineffective fair value hedging instruments. In addition, during the three months ended July 29, 2016 and July 31, 2015, the Company did not recognize any significant gains or losses on firm commitments that no longer qualify as fair value hedges.
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value amounts of derivative instruments reported in the consolidated balance sheets at July 29, 2016 and April 29, 2016. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not and are further segregated by type of contract within those two categories.

July 29, 2016
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	191	Other accrued expenses	101
Interest rate contracts	Other assets	106	Other liabilities	71
Currency exchange rate contracts	Other assets	55	Other liabilities	55
Total derivatives designated as hedging instruments		$352		$227
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	$26	Other accrued expenses	$13
Cross currency interest rate contracts	Other assets	10	Other liabilities	10
Total derivatives not designated as hedging instruments		$36		$23

Total derivatives		$388		$250

April 29, 2016
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$123	Other accrued expenses	$89
Interest rate contracts	Other assets	89	Other liabilities	48
Currency exchange rate contracts	Other assets	9	Other liabilities	54
Total derivatives designated as hedging instruments		$221		$191
Derivatives not designated as hedging instruments
Commodity derivatives	Other current assets	$—	Other accrued expenses	$1
Currency exchange rate contracts	Other current assets	13	Other accrued expenses	23
Cross currency interest rate contracts	Other assets	14	Other liabilities	4
Total derivatives not designated as hedging instruments		$27		$28

Total derivatives		$248		$219

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis at July 29, 2016 and April 29, 2016.

	July 29, 2016		April 29, 2016
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$272	$116	$145	$103
Derivative liabilities	169	81	166	53
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

July 29, 2016		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative Assets
Currency exchange rate contracts	$272	$(189)	$—	$83
Interest rate contracts	106	(20)	—	86
Cross currency interest rate contracts	10	(5)	—	5
	$388	$(214)	$—	$174

Derivative Liabilities
Currency exchange rate contracts	$(169)	$146	$—	$(23)
Interest rate contracts	(71)	63	—	(8)
Cross currency interest rate contracts	(10)	5	—	(5)
	$(250)	$214	$—	$(36)
Total	$138	$—	$—	$138

April 29, 2016		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative Assets
Currency exchange rate contracts	$145	$(98)	$(1)	$46
Interest rate contracts	89	(20)	—	69
Cross currency interest rate contracts	14	—	—	14
	$248	$(118)	$(1)	$129

Derivative Liabilities
Currency exchange rate contracts	$(166)	$85	$26	$(55)
Interest rate contracts	(48)	34	—	(14)
Cross currency interest rate contracts	(4)	—	—	(4)
Commodity contracts	(1)	—	—	(1)
	$(219)	$119	$26	$(74)
Total	$29	$1	$25	$55

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

8. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors. Inventory balances were as follows:

(in millions)	July 29, 2016	April 29, 2016
Finished goods	$2,346	$2,242
Work in-process	497	499
Raw materials	737	732
Total	$3,580	$3,473
9. Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the three months ended July 29, 2016 were as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 29, 2016	$6,243	$23,784	$9,620	$1,853	$41,500
Goodwill as a result of acquisitions	27	(3)	32	—	56
Currency adjustment, net	(11)	(231)	(5)	—	(247)
July 29, 2016	$6,259	$23,550	$9,647	$1,853	$41,309
The Company assesses goodwill for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three months ended July 29, 2016 or July 31, 2015.
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets at July 29, 2016 and April 29, 2016 were as follows:

	July 29, 2016		April 29, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$18,614	$(1,596)	$18,596	$(1,331)
Purchased technology and patents	11,537	(3,173)	11,397	(2,976)
Trademarks and tradenames	804	(425)	854	(403)
Other	72	(34)	72	(31)
Total	$31,027	$(5,228)	$30,919	$(4,741)
Indefinite-lived:
IPR&D	$638		$721

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any intangible asset impairments during the three months ended July 29, 2016 or July 31, 2015.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The indefinite-lived intangibles impairment test requires the Company to perform an assessment involving several estimates about fair value. The Company calculates the excess of indefinite-lived intangibles asset fair values over their carrying values utilizing a discounted future cash flow analysis. During the three months ended July 29, 2016 and July 31, 2015, the Company did not recognize any indefinite-lived intangibles impairments. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 29, 2016 and July 31, 2015, was $487 million and $481 million, respectively.
Estimated aggregate amortization expense by fiscal year based on the current carrying value of definite-lived intangible assets at July 29, 2016, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2017	$1,449
2018	1,905
2019	1,811
2020	1,763
2021	1,746
2022	1,705
10. Income Taxes
During the first quarter of fiscal year 2017, the Company recognized a $31 million net benefit from certain tax adjustments. This net benefit was recognized within provision for income taxes in the consolidated statements of income. A $431 million tax benefit was recognized as the result of the resolution of Covidien’s previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the U.S. Internal Revenue Service (IRS). This benefit was partially offset by a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. In addition, a $29 million charge was recognized in connection with the redemption of an intercompany minority interest.
The Company’s effective tax rate for the three months ended July 29, 2016 was 6.0 percent compared to 12.8 percent for the three months ended July 31, 2015. The decrease in the effective tax rate for the three months ended July 29, 2016 was primarily due to certain tax adjustments recognized during the quarter, finalization of certain tax returns, and changes to uncertain tax position reserves.
At July 29, 2016, the Company's gross unrecognized tax benefits were $1.9 billion, compared to $2.7 billion at April 29, 2016. In addition, the Company accrued gross interest and penalties of $261 million at July 29, 2016. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.8 billion would impact the Company’s effective tax rate. The Company has recorded all of the gross unrecognized tax benefits as a non-current liability within accrued income taxes in the consolidated balance sheets. The Company will continue to recognize interest and penalties related to income tax matters within provision for income taxes in the consolidated statements of income and record the liability within accrued income taxes in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

See Note 15 to the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.
11. Earnings Per Share
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 29, 2016	July 31, 2015
Numerator:
Net income attributable to ordinary shareholders	$929	$820
Denominator:
Basic – weighted average shares outstanding	1,392.2	1,418.1
Effect of dilutive securities:
Employee stock options	10.5	13.2
Employee restricted stock units	3.9	5.0
Other	0.5	0.1
Diluted – weighted average shares outstanding	1,407.1	1,436.4

Basic earnings per share	$0.67	$0.58
Diluted earnings per share	$0.66	$0.57
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 4 million and 1 million ordinary shares for the three months ended July 29, 2016 and July 31, 2015, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. Additionally, the calculation of weighted average diluted shares outstanding excludes approximately 5 million shares and approximately 20 million shares for the three months ended July 29, 2016 and July 31, 2015 respectively, because the performance criteria had not yet been met. The calculation of weighted average diluted shares outstanding excludes approximately 1 million restricted stock units for each of the three months ended July 29, 2016 and July 31, 2015, because the performance criteria had not yet been met.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

12. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock awards, and employee stock purchase plan shares recognized for the three months ended July 29, 2016 and July 31, 2015:

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Stock options	$38	$57
Restricted stock awards	34	34
Employee stock purchase plan shares	7	5
Total stock-based compensation expense	$79	$96

Cost of products sold	$11	$12
Research and development expense	9	8
Selling, general, and administrative expense	51	49
Restructuring charges, net	1	8
Acquisition-related items	7	19
Total stock-based compensation expense	$79	$96
Income tax benefits	(21)	(29)
Total stock-based compensation expense, net of tax	$58	$67
13. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 29, 2016 and July 31, 2015:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Service cost	$29	$30	$19	$22
Interest cost	27	31	6	9
Expected return on plan assets	(47)	(45)	(12)	(13)
Amortization of net actuarial loss	23	24	4	6
Net periodic benefit cost	$32	$40	$17	$24

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Accumulated Other Comprehensive (Loss) Income and Supplemental Equity Disclosure
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities (1)	Cumulative Translation Adjustments (2)	Net Change in Retirement Obligations (3)	Unrealized Gain (Loss) on Derivatives (4)	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2016, net of tax	$(107)	$(474)	$(1,197)	$(90)	$(1,868)
Other comprehensive income (loss) before reclassifications, before tax	168	(350)	—	98	(84)
Tax expense	(52)	—	—	(36)	(88)
Other comprehensive income (loss) before reclassifications, net of tax	116	(350)	—	62	(172)
Reclassifications, before tax	(1)	—	27	(14)	12
Tax (expense) benefit	—	—	(2)	6	4
Reclassifications, net of tax	(1)	—	25	(8)	16
Other comprehensive income (loss), net of tax	115	(350)	25	54	(156)
July 29, 2016, net of tax	$8	$(824)	$(1,172)	$(36)	$(2,024)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities (1)	Cumulative Translation Adjustments (2)	Net Change in Retirement Obligations (3)	Unrealized Gain (Loss) on Derivatives (4)	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2015, net of tax	$14	$(277)	$(1,131)	$210	$(1,184)
Other comprehensive (loss) income before reclassifications, before tax	(193)	(26)	(7)	14	(212)
Tax benefit (expense)	70	—	—	(6)	64
Other comprehensive (loss) income before reclassifications, net of tax	(123)	(26)	(7)	8	(148)
Reclassifications, before tax	(12)	—	30	(62)	(44)
Tax benefit (expense)	4	—	(10)	26	20
Reclassifications, net of tax	(8)	—	20	(36)	(24)
Other comprehensive (loss) income, net of tax	(131)	(26)	13	(28)	(172)
July 31, 2015, net of tax	$(117)	$(303)	$(1,118)	$182	$(1,356)

(1)	Represents net realized gains (losses) on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 5).

(2)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(3)	Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 13).

(4)
Relates to currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 7).

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The supplemental equity schedule below presents changes in the Company's noncontrolling interests and total shareholders' equity for the three months ended July 29, 2016.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 29, 2016	$52,063	$—	$52,063
Net income	929	—	929
Other comprehensive loss	(156)	—	(156)
Dividends to shareholders	(599)	—	(599)
Issuance of shares under stock purchase and award plans	214	—	214
Repurchase of ordinary shares	(1,763)	—	(1,763)
Tax benefit from exercise of stock-based awards	57	—	57
Stock-based compensation	79	—	79
Additions of noncontrolling ownership interests	—	68	68
July 29, 2016	$50,824	$68	$50,892
15. Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations in the United States and around the world, including those described below. With respect to governmental proceedings and investigations, our standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues. The Company records a liability in the consolidated financial statements for loss contingencies related to legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company recognized an additional expense of $82 million in the first quarter of fiscal year 2017 related to probable and estimable damages. At July 29, 2016 and April 29, 2016, accrued certain litigation charges were approximately $1.1 billion and $1.0 billion, respectively. The ultimate cost to the Company with respect to accrued certain litigation charges could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows. The Company includes accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets.
In addition to litigation contingencies, the Company also has certain income tax and guarantee obligations that may potentially result in future costs. While it is not possible to predict the outcome for most of the matters discussed below, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.
Product Liability Matters
Sprint Fidelis
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to the Company's Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs' claim for punitive damages. Pretrial proceedings are underway. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

INFUSE Litigation
The Company estimates law firms representing approximately 6,000 claimants have asserted or intend to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of September 1, 2016, the Company has reached agreements to settle approximately 4,300 of these claims, and certain of the remaining claims are expected to proceed to trial beginning in fiscal year 2017. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic, Inc. violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. In September of 2015 the Court granted Medtronic’s motion to dismiss the primary allegations, including the RICO claims, in Humana’s complaint. In April of 2016 the Court denied Humana's motion to file an amended complaint. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In July 2015, the Company and Bard agreed that Bard would pay the Company $121 million towards the settlement of 11,000 of these claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of September 1, 2016, the Company has reached agreements to settle approximately 6,200 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
Patent Litigation
Ethicon
On December 14, 2011, Ethicon filed an action against Covidien in the U.S. District Court for the Southern District of Ohio, alleging patent infringement and seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien's favor, and the majority of this ruling was affirmed by the Federal Circuit on August 7, 2015. Following appeal, the case was remanded back to the District Court with respect to one patent. On January 21, 2016, Covidien filed a second action in the U.S. District Court for the Southern District of Ohio, seeking a declaration of non-infringement with respect to a second set of patents held by Ethicon. The court consolidated this second action with the remaining patent issues from the first action. In addition to claims of non-infringement, the Company asserts affirmative defenses of invalidity for each of the patents-in-suit. The case is currently in the early stages of fact discovery. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company has not recognized an expense related to damages in connection with the shareholder related matters, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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
The Company is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982, and is responsible for the costs of completing an environmental site investigation as required by the Maine Department of Environmental Protection (MDEP). MDEP served a compliance order on Mallinckrodt LLC and U.S. Surgical Corporation, subsidiaries of Covidien, in December 2008. The compliance order included a directive to remove a significant volume of soils at the site. On December 19, 2008, Covidien filed an appeal with the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order. A hearing before the Maine Board began on January 25, 2010 and concluded on February 4, 2010. On August 19, 2010, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

and ordered Covidien to pay costs associated with the study. A report issued by the study panel contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations, and included preliminary cost estimates for a variety of potential remedial options, which the report describes as “very rough estimates of cost,” ranging from $25 million to $235 million. The report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. In June of 2014, a trial was held to determine if remediation was necessary and feasible, and on September 2, 2015, the District Court issued an order concluding that further engineering study and engineering design work is appropriate to determine the nature and extent of remediation in the Penobscot River and Bay. In January of 2016, the Court appointed an engineering firm to conduct the next phase of the study. The study is targeted for completion late calendar year 2017.
The Company's accrued expenses for environmental proceedings are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
Government Matters
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company has not recognized an expense related to damages in connection with these matters, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3, a subsidiary of the Company, requesting production of documents relating to sales and marketing and other issues in connection with several neurovascular products. The matters under investigation relate to activities prior to Covidien's acquisition of ev3 in 2010. ev3 complied as required with the subpoena and cooperated with the investigation. In the third quarter of fiscal year 2016, the Company accrued expenses in connection with this matter, which are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
On September 2, 2014, the U.S. Department of Health and Human Services, Office of Inspector General and the U.S. Attorney’s Office for the Northern District of California, issued a subpoena requesting production of documents relating to sales and marketing practices associated with certain of ev3’s peripheral vascular products. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. On June 9, 2016, the U.S. Tax court issued its opinion with respect to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. An Appeal of the U.S. Tax Court Opinion must be filed within 90 days of the final decision by the Tax Court.  The final decision will not occur until all issues related to the fiscal years are resolved.  As one item remains open, the calculation of amounts eligible for the one-time repatriation holiday, a final decision is not expected until later this fiscal year.
In October 2011, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2007 and 2008. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. During the first quarter of fiscal year 2016, the Company finalized its agreement with the IRS on the proposed adjustments associated with the tax effects of the Company's acquisition of Kyphon Inc. (Kyphon). The settlement was consistent with the certain tax adjustment recorded during the fourth quarter of fiscal year 2015. During the first quarter of fiscal year 2017, an expected settlement was reached with the IRS for all outstanding issues for fiscal years 2007 and 2008 except for the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In April 2014, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2009, 2010, and 2011. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of its acquisition structures for Ardian, CoreValve, Inc., and Ablation Frontiers, Inc. During the first quarter of fiscal year 2017, an expected settlement was reached with the IRS for all outstanding issues for fiscal years 2009, 2010, and 2011 except for the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006. The IRS continues to audit Medtronic, Inc.'s U.S. federal income tax returns for the fiscal years 2012 through 2014.
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
The IRS concluded its field examination of certain of Tyco International’s U.S. federal income tax returns for the years 1997 through 2000 and proposed tax adjustments, several of which also affect Covidien’s income tax returns for certain years after 2000. Tyco International appealed certain of the tax adjustments proposed by the IRS and had resolved all but one of the matters associated with the proposed tax adjustments. The IRS asserted that substantially all of Tyco International’s intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on Tyco International’s U.S. income tax returns. The Company disagreed with the IRS’s proposed adjustments and, on July 22, 2013, Tyco International filed a petition with the U.S. Tax Court contesting the IRS assessment. On January 15, 2016, Tyco International, as audit managing party under the Tax Sharing Agreement, entered into Stipulations of Settled Issues with the IRS intended to resolve all Federal tax disputes related to this intercompany debt issue for the Tax Sharing Participants for the 1997 - 2000 audit cycle before the U.S. Tax Court. The Stipulations of Settled Issues were contingent upon the IRS Appeals Division applying the same settlement terms to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007). On May 17, 2016 the IRS Office of Appeals issued fully executed Forms 870-AD that effectively settled the matters on appeal on the same terms as those set forth in the Stipulations of Settled Issues, and on May 31, 2016 the U.S. Tax Court entered decisions consistent with the Stipulations of Settled Issues. As a result, all aspects of this controversy that were before the U.S. Tax Court and Appeals Division of the IRS have been finally resolved for audit cycles from 1997-2007.
See Note 10 for additional discussion of income taxes.
Guarantees
As a result of the acquisition of Covidien, the Company has guarantee commitments and indemnifications with Tyco International, TE Connectivity Ltd. (TE Connectivity), and Mallinckrodt plc (Mallinckrodt) which relate to certain contingent tax liabilities.
On June 29, 2007, Covidien entered into the Tax Sharing Agreement, under which Covidien shares responsibility for certain of its, Tyco International’s, and TE Connectivity’s income tax liabilities for periods prior to Covidien’s 2007 separation from Tyco International (2007 separation). Covidien, Tyco International, and TE Connectivity share 42 percent, 27 percent, and 31 percent, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Covidien's, Tyco International’s, and TE Connectivity’s U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 separation. If Tyco International and TE Connectivity default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties.
In connection with the 2007 separation, all tax liabilities associated with Covidien business became Covidien’s tax liabilities. Following Covidien’s spin-off of its Pharmaceuticals business to Covidien shareholders through a distribution of all the outstanding ordinary shares of Mallinkrodt (2013 separation), Mallinckrodt became the primary obligor to the taxing authorities for the tax liabilities attributable to its subsidiaries, a significant portion of which relate to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the Tax Sharing Agreement. Accordingly, Mallinckrodt does not share in the Company’s liability to Tyco International and TE Connectivity, nor in the receivable that the Company has from Tyco International, and TE Connectivity.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company has used available information to develop its best estimates for certain assets and liabilities related to periods prior to the 2007 separation, including amounts subject to or impacted by the provisions of the Tax Sharing Agreement. The actual amounts that the Company may be required to ultimately accrue or pay under the Tax Sharing Agreement, however, could vary depending upon the outcome of the unresolved tax matters. Final determination of the balances will be made in subsequent periods, primarily related to certain pre-2007 separation tax liabilities and tax years open for examination. These balances will also be impacted by the filing of final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or TE Connectivity legal entities for periods prior to the 2007 separation. The resolutions with the U.S. Tax Court and IRS Appeals for fiscal years 1997 through 2007 were finalized during May 2016. However, the Tax Sharing Agreement remains in place with respect to income tax liabilities that are not the subject of such resolution.
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
See Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016 for additional information.
Except as described above in this note or for certain income tax related matters, the Company has not recognized an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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
16. Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including corporate determined charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
In the first quarter of fiscal year 2017, the Company realigned the divisions within the Restorative Therapies Group. The Restorative Therapies Group consists of the following divisions: Spine, Brain Therapies, Pain Therapies, and Specialty Therapies.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Net sales and income from operations before income taxes by reportable segment are as follows:

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Cardiac and Vascular Group	$2,518	$2,567
Minimally Invasive Therapies Group	2,424	2,456
Restorative Therapies Group	1,772	1,806
Diabetes Group	452	445
Total net sales	$7,166	$7,274

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Cardiac and Vascular Group	$656	$817
Minimally Invasive Therapies Group	283	334
Restorative Therapies Group	507	481
Diabetes Group	112	117
Total reportable segments’ income from operations before income taxes	1,558	1,749
Impact of inventory step-up	—	(226)
Restructuring charges, net	(104)	(67)
Certain litigation charges	(82)	—
Acquisition-related items	(52)	(71)
Interest expense, net	(179)	(191)
Corporate	(153)	(254)
Total income from operations before income taxes	$988	$940
Geographic information
Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Americas (1)	$4,297	$4,445
EMEA (2)	1,650	1,669
Asia-Pacific	822	770
Greater China	397	390
Total net sales	$7,166	$7,274
(1) The U.S., which is included in the Americas, had net sales to external customers of $4.0 billion for the three months ended July 29, 2016, and of $4.1 billion for the three months ended July 31, 2015.
(2) EMEA consists of the following regions: Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented.
17. Guarantor Financial Information
Medtronic plc (Parent Company Guarantor) and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a Subsidiary Guarantor, each have provided full and unconditional guarantees of the obligations of Medtronic, Inc. under the Senior Notes (Medtronic Senior Notes) and full and unconditional guarantees of the obligations of Covidien International Finance S.A. (CIFSA) under the Senior Notes (CIFSA Senior Notes). The guarantees of the CIFSA Senior Notes are in addition to the guarantees of the CIFSA Senior Notes by Covidien Ltd. and Covidien Group Holdings Ltd. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor(s) are joint and several. A summary of the guarantees is as follows:

Guarantees of Medtronic Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - Medtronic, Inc.

•	Subsidiary Guarantor - Medtronic Luxco

Guarantees of CIFSA Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - CIFSA

•	Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd.

The following presents the Company’s Consolidating Statements of Comprehensive Income for the three months ended July 29, 2016 and July 31, 2015, Condensed Consolidating Balance Sheets at July 29, 2016 and April 29, 2016, and Condensed Consolidating Statements of Cash Flows for the three months ended July 29, 2016 and July 31, 2015. Condensed consolidating financial information for the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantor(s), on a stand-alone basis, is presented using the equity method of accounting.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the first quarter of fiscal year 2017, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.
The Company made revisions to its condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes and CIFSA Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 29, 2016 primarily due to an income statement error recognized in the second quarter of fiscal year 2016, resulting in an incorrect presentation of the investment in subsidiaries balances. In the condensed consolidating balance sheet of the guarantees of the Medtronic Senior Notes the $5.1 billion revision increased the line items Investment in Subsidiaries and Shareholders' Equity in the Subsidiary Issuer (Medtronic, Inc.) column. In the condensed consolidating balance sheet of the guarantees of the CIFSA Senior Notes the $5.1 billion revision decreased the line items Investment in Subsidiaries and Shareholders' Equity in the Subsidiary Issuer (CIFSA) column.
Additionally, the Company revised the classification of a previously reported $20.5 billion intercompany payable balance in the Parent Guarantor (Medtronic plc) column. The $20.5 billion revision decreased the Investment in Subsidiaries and Intercompany Payable balances in the Parent Guarantor (Medtronic plc) column and decreased the Investment in Subsidiaries and Shareholders’ Equity balances in the Subsidiary Guarantor column in both the condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes and CIFSA Senior Notes, decreased the Intercompany Receivable and Shareholders’ Equity balances in the Subsidiary Issuer (Medtronic, Inc.) column in the condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes, and decreased the Intercompany Receivable and Shareholders’ Equity balances in the Subsidiary Non-Guarantors column in the condensed consolidating balance sheets of the guarantees of the CIFSA Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 29, 2016. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$348	$—	$7,166	$(348)	$7,166

Costs and expenses:
Cost of products sold	—	250	—	2,365	(354)	2,261
Research and development expense	—	163	—	393	—	556
Selling, general, and administrative expense	3	280	—	2,145	—	2,428
Restructuring charges, net	—	16	—	78	—	94
Certain litigation charges	—	—	—	82	—	82
Acquisition-related items	—	23	—	29	—	52
Amortization of intangible assets	—	3	—	484	—	487
Other (income) expense, net	11	(640)	—	668	—	39
Operating profit (loss)	(14)	253	—	922	6	1,167

Interest income	—	(60)	(156)	(282)	405	(93)
Interest expense	16	408	1	252	(405)	272
Interest expense (income), net	16	348	(155)	(30)	—	179
Equity in net (income) loss of subsidiaries	(957)	(1,246)	(802)	—	3,005	—
Income from operations before income taxes	927	1,151	957	952	(2,999)	988
Provision (benefit) for income taxes	(2)	22	—	39	—	59
Net income	929	1,129	957	913	(2,999)	929
Other comprehensive income (loss), net of tax	(156)	95	(156)	(172)	233	(156)
Total comprehensive income	$773	$1,224	$801	$741	$(2,766)	$773

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 31, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$373	$—	$7,274	$(373)	$7,274

Costs and expenses:
Cost of products sold	—	256	—	2,546	(346)	2,456
Research and development expense	—	162	—	396	—	558
Selling, general, and administrative expense	2	249	—	2,198	—	2,449
Restructuring charges, net	—	2	—	65	—	67
Acquisition-related items	—	35	—	36	—	71
Amortization of intangible assets	—	3	—	478	—	481
Other (income) expense, net	73	(388)	—	376	—	61
Operating profit (loss)	(75)	54	—	1,179	(27)	1,131

Interest income	—	(64)	(183)	(113)	245	(115)
Interest expense	1	444	—	106	(245)	306
Interest expense (income), net	1	380	(183)	(7)	—	191
Equity in net (income) loss of subsidiaries	(890)	(911)	(707)	—	2,508	—
Income from operations before income taxes	814	585	890	1,186	(2,535)	940
Provision (benefit) for income taxes	(6)	(162)	—	288	—	120
Net income	820	747	890	898	(2,535)	820
Other comprehensive income (loss), net of tax	(172)	(153)	(172)	(219)	544	(172)
Total comprehensive income	$648	$594	$718	$679	$(1,991)	$648

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$46	$55	$2,959	$—	$3,060
Investments	—	—	—	9,750	—	9,750
Accounts receivable, net	—	—	—	5,357	—	5,357
Inventories	—	153	—	3,621	(194)	3,580
Intercompany receivable	72	140,906	—	163,436	(304,414)	—
Other current assets	5	178	—	1,597	(29)	1,751
Total current assets	77	141,283	55	186,720	(304,637)	23,498
Property, plant, and equipment, net	—	1,166	—	3,648	—	4,814
Goodwill	—	—	—	41,309	—	41,309
Other intangible assets, net	—	28	—	26,409	—	26,437
Tax assets	—	699	—	533	—	1,232
Investment in subsidiaries	53,531	70,405	40,609	—	(164,545)	—
Intercompany loans receivable	3,000	9,425	21,991	28,924	(63,340)	—
Other assets	—	540	—	771	—	1,311
Total assets	$56,608	$223,546	$62,655	$288,314	$(532,522)	$98,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$500	$975	$472	$—	$1,947
Accounts payable	—	339	—	1,276	—	1,615
Intercompany payable	—	152,269	—	152,145	(304,414)	—
Accrued compensation	67	362	—	776	—	1,205
Other accrued expenses	13	615	—	2,501	—	3,129
Total current liabilities	80	154,085	975	157,170	(304,414)	7,896
Long-term debt	—	26,669	—	3,455	—	30,124
Accrued compensation and retirement benefits	—	1,319	—	451	—	1,770
Accrued income taxes	10	1,522	—	812	—	2,344
Long-term intercompany loans payable	5,626	10,125	15,151	32,438	(63,340)	—
Deferred tax liabilities	—	—	—	3,790	—	3,790
Other liabilities	—	237	—	1,548	—	1,785
Total liabilities	5,716	193,957	16,126	199,664	(367,754)	47,709
Shareholders’ equity	50,892	29,589	46,529	88,582	(164,768)	50,824
Noncontrolling interests	$—	$—	$—	$68	$—	$68
Total equity	$50,892	$29,589	$46,529	$88,650	$(164,768)	$50,892
Total liabilities and equity	$56,608	$223,546	$62,655	$288,314	$(532,522)	$98,601

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$55	$—	$2,821	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	162	—	3,511	(200)	3,473
Intercompany receivable	403	141,368	—	162,278	(304,049)	—
Other current assets	24	271	—	1,636	—	1,931
Total current assets	427	141,856	—	185,566	(304,249)	23,600
Property, plant, and equipment, net	—	1,139	—	3,702	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	31	—	26,868	—	26,899
Tax assets	—	690	—	693	—	1,383
Investment in subsidiaries	52,608	68,902	49,698	—	(171,208)	—
Intercompany loans receivable	3,000	8,884	10,203	18,140	(40,227)	—
Other assets	—	506	—	915	—	1,421
Total assets	$56,035	$222,008	$59,901	$277,384	$(515,684)	$99,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$493	$—	$993
Accounts payable	—	288	—	1,421	—	1,709
Intercompany payable	—	151,687	—	152,362	(304,049)	—
Accrued compensation	32	616	—	1,064	—	1,712
Other accrued expenses	12	243	—	2,496	—	2,751
Total current liabilities	44	153,334	—	157,836	(304,049)	7,165
Long-term debt	—	26,646	—	3,463	—	30,109
Accrued compensation and retirement benefits	—	1,258	—	501	—	1,759
Accrued income taxes	10	1,422	—	1,471	—	2,903
Long-term intercompany loans payable	3,918	10,128	14,297	11,884	(40,227)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	202	—	1,714	—	1,916
Total liabilities	3,972	192,990	14,297	180,598	(344,276)	47,581
Total shareholders' equity	52,063	29,018	45,604	96,786	(171,408)	52,063
Total liabilities and shareholders' equity	$56,035	$222,008	$59,901	$277,384	$(515,684)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$440	$534	$13	$563	$—	$1,550
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(12)	—	(12)
Additions to property, plant, and equipment	—	—	—	(330)	—	(330)
Purchases of investments	—	—	—	(1,206)	162	(1,044)
Sales and maturities of investments	—	162	—	1,104	(162)	1,104
Net (increase) decrease in intercompany loans	—	(541)	(1,787)	(785)	3,113	—
Capital contribution paid	—	(162)	—	—	162	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	(541)	(1,787)	(1,231)	3,275	(284)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(11)	—	(11)
Change in current debt obligations, net	—	—	975	(49)	—	926
Issuance of long-term debt	—	—	—	33	—	33
Payments on long-term debt	—	—	—	(17)	—	(17)
Dividends to shareholders	(599)	—	—	—	—	(599)
Issuance of ordinary shares	214	—	—	—	—	214
Repurchase of ordinary shares	(1,763)	—	—	—	—	(1,763)
Net intercompany loan borrowings (repayments)	1,708	(2)	854	553	(3,113)	—
Capital contribution	—	—	—	162	(162)	—
Other financing activities	—	—	—	57	—	57
Net cash provided by (used in) financing activities	(440)	(2)	1,829	728	(3,275)	(1,160)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	78	—	78
Net change in cash and cash equivalents	—	(9)	55	138	—	184
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$46	$55	$2,959	$—	$3,060

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 31, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(2)	$(330)	$178	$970	$—	$816
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(179)	—	(179)
Additions to property, plant, and equipment	—	(62)	—	(162)	—	(224)
Purchases of investments	—	—	—	(1,851)	—	(1,851)
Sales and maturities of investments	—	—	—	1,266	—	1,266
Net (increase) decrease in intercompany loans	(108)	(99)	(885)	(135)	1,227	—
Other investing activities, net	—	—	—	2	—	2
Net cash provided by (used in) investing activities	(108)	(161)	(885)	(1,059)	1,227	(986)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(3)	—	(3)
Change in current debt obligations, net	—	—	429	—	—	429
Payments on long-term debt	—	—	—	(1,004)	—	(1,004)
Dividends to shareholders	(538)	—	—	—	—	(538)
Issuance of ordinary shares	98	—	—	—	—	98
Repurchase of ordinary shares	(750)	—	—	—	—	(750)
Net intercompany loan borrowings (repayments)	1,017	3	108	99	(1,227)	—
Other financing activities	—	—	—	24	—	24
Net cash (used in) provided by financing activities	(173)	3	537	(884)	(1,227)	(1,744)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	50	—	50
Net change in cash and cash equivalents	(283)	(488)	(170)	(923)	—	(1,864)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$(20)	$583	$—	$2,416	$—	$2,979

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,166	$—	$7,166

Costs and expenses:
Cost of products sold		—	—	2,261	—	2,261
Research and development expense	—	—	—	556	—	556
Selling, general, and administrative expense	3	—	—	2,425	—	2,428
Restructuring charges, net	—	—	—	94	—	94
Certain litigation charges	—	—	—	82	—	82
Acquisition-related items	—	—	—	52	—	52
Amortization of intangible assets	—	—	—	487	—	487
Other expense, net	11	1	—	27	—	39
Operating profit (loss)	(14)	(1)	—	1,182	—	1,167

Interest income	—	(29)	(157)	(106)	199	(93)
Interest expense	16	32	1	422	(199)	272
Interest expense (income), net	16	3	(156)	316	—	179
Equity in net (income) loss of subsidiaries	(957)	(805)	(801)	—	2,563	—
Income from operations before income taxes	927	801	957	866	(2,563)	988
Provision (benefit) for income taxes	(2)	—	—	61	—	59
Net income	929	801	957	805	(2,563)	929
Other comprehensive income (loss), net of tax	(156)	42	(156)	(156)	270	(156)
Total comprehensive income	$773	$843	$801	$649	$(2,293)	$773

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 31, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,274	$—	$7,274

Costs and expenses:
Cost of products sold	—	—	—	2,456	—	2,456
Research and development expense	—	—	—	558	—	558
Selling, general, and administrative expense	2	—	—	2,447	—	2,449
Restructuring charges, net	—	—	—	67	—	67
Acquisition-related items	—	—	—	71	—	71
Amortization of intangible assets	—	—	—	481	—	481
Other (income) expense, net	73	—	—	(12)	—	61
Operating profit (loss)	(75)	—	—	1,206	—	1,131

Interest income	—	(164)	(184)	(118)	351	(115)
Interest expense	1	36	1	619	(351)	306
Interest expense (income), net	1	(128)	(183)	501	—	191
Equity in net (income) loss of subsidiaries	(890)	(77)	(707)	—	1,674	—
Income from operations before income taxes	814	205	890	705	(1,674)	940
Provision (benefit) for income taxes	(6)	—	—	126	—	120
Net income	820	205	890	579	(1,674)	820
Other comprehensive income (loss), net of tax	(172)	(66)	(172)	(172)	410	(172)
Total comprehensive income	648	139	718	407	(1,264)	648

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$85	$55	$2,920	$—	$3,060
Investments	—	—	—	9,750	—	9,750
Accounts receivable, net	—	—	—	5,357	—	5,357
Inventories	—	—	—	3,580	—	3,580
Intercompany receivable	72	—	60	—	(132)	—
Other current assets	5	—	—	1,746	—	1,751
Total current assets	77	85	115	23,353	(132)	23,498
Property, plant, and equipment, net	—	—	—	4,814	—	4,814
Goodwill	—	—	—	41,309	—	41,309
Other intangible assets, net	—	—	—	26,437	—	26,437
Tax assets	—	—	—	1,232	—	1,232
Investment in subsidiaries	53,531	21,282	39,285	—	(114,098)	—
Intercompany loans receivable	3,000	3,963	23,256	17,885	(48,104)	—
Other assets	—	—	—	1,311	—	1,311
Total assets	$56,608	$25,330	$62,656	$116,341	$(162,334)	$98,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$—	$975	$972	$—	$1,947
Accounts payable	—	—	—	1,615	—	1,615
Intercompany payable	—	—	—	132	(132)	—
Accrued compensation	67	—	—	1,138	—	1,205
Other accrued expenses	13	35	—	3,081	—	3,129
Total current liabilities	80	35	975	6,938	(132)	7,896
Long-term debt	—	3,363	—	26,761	—	30,124
Accrued compensation and retirement benefits	—	—	—	1,770	—	1,770
Accrued income taxes	10	—	—	2,334	—	2,344
Long-term intercompany loans payable	5,626	4,107	15,152	23,219	(48,104)	—
Deferred tax liabilities	—	—	—	3,790	—	3,790
Other liabilities	—	—	—	1,785	—	1,785
Total liabilities	5,716	7,505	16,127	66,597	(48,236)	47,709
Shareholders’ equity	50,892	17,825	46,529	49,676	(114,098)	50,824
Noncontrolling interests	—	—	—	68	—	68
Total equity	$50,892	$17,825	$46,529	$49,744	$(114,098)	$50,892
Total liabilities and equity	$56,608	$25,330	$62,656	$116,341	$(162,334)	$98,601

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$208	$—	$2,668	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	—	—	3,473	—	3,473
Intercompany receivable	403	—	61	—	(464)	—
Other current assets	24	—	—	1,907	—	1,931
Total current assets	427	208	61	23,368	(464)	23,600
Property, plant, and equipment, net	—	—	1	4,840	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	—	—	26,899	—	26,899
Tax assets	—	—	—	1,383	—	1,383
Investment in subsidiaries	52,608	36,477	48,375	—	(137,460)	—
Intercompany loans receivable	3,000	8,253	11,465	27,724	(50,442)	—
Other assets	—	—	—	1,421	—	1,421
Total assets	$56,035	$44,938	$59,902	$127,135	$(188,366)	$99,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$993	$—	$993
Accounts payable	—	—	—	1,709	—	1,709
Intercompany payable	—	—	—	464	(464)	—
Accrued compensation	32	—	—	1,680	—	1,712
Other accrued expenses	12	24	—	2,715	—	2,751
Total current liabilities	44	24	—	7,561	(464)	7,165
Long-term debt	—	3,382	—	26,727	—	30,109
Accrued compensation and retirement benefits	—	—	—	1,759	—	1,759
Accrued income taxes	10	—	—	2,893	—	2,903
Long-term intercompany loans payable	3,918	14,689	14,298	17,537	(50,442)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	—	—	1,916	—	1,916
Total liabilities	3,972	18,095	14,298	62,122	(50,906)	47,581
Total shareholders' equity	52,063	26,843	45,604	65,013	(137,460)	52,063
Total liabilities and shareholders' equity	$56,035	$44,938	$59,902	$127,135	$(188,366)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$440	$(7)	$—	$1,117	$—	$1,550
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(12)	—	(12)
Additions to property, plant, and equipment	—	—	—	(330)	—	(330)
Purchases of investments	—	—	—	(1,044)	—	(1,044)
Sales and maturities of investments	—	—	—	1,104	—	1,104
Net (increase) decrease in intercompany loans receivable	—	4,290	(1,774)	3,334	(5,850)	—
Capital contributions paid	—	(325)	—	—	325	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	3,965	(1,774)	3,050	(5,525)	(284)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(11)	—	(11)
Change in current debt obligations, net	—	—	975	(49)	—	926
Issuance of long-term debt	—	—	—	33	—	33
Payments on long-term debt	—	—	—	(17)	—	(17)
Dividends to shareholders	(599)	—	—	—	—	(599)
Issuance of ordinary shares	214	—	—	—	—	214
Repurchase of ordinary shares	(1,763)	—	—	—	—	(1,763)
Net intercompany loan borrowings (repayments)	1,708	(4,081)	854	(4,331)	5,850	—
Intercompany dividend paid	—	—	—	—	—	—
Capital contributions received	—	—	—	325	(325)	—
Other financing activities	—	—	—	57	—	57
Net cash provided by (used in) financing activities	(440)	(4,081)	1,829	(3,993)	5,525	(1,160)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	78	—	78
Net change in cash and cash equivalents	—	(123)	55	252	—	184
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$85	$55	$2,920	$—	$3,060

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 31, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(2)	$468	$374	$476	$(500)	$816
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(179)	—	(179)
Additions to property, plant, and equipment	—	—	—	(224)	—	(224)
Purchases of investments	—	—	—	(1,851)	—	(1,851)
Sales and maturities of investments	—	—	—	1,266	—	1,266
Net (increase) decrease in intercompany loans receivable	(108)	(195)	(1,081)	(3,628)	5,012	—
Other investing activities, net	—	—	—	2	—	2
Net cash provided by (used in) investing activities	(108)	(195)	(1,081)	(4,614)	5,012	(986)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(3)	—	(3)
Change in current debt obligations, net	—	—	429	—	—	429
Issuance of long-term debt	—	—	—	—	—	—
Payments on long-term debt	—	(1,000)	—	(4)	—	(1,004)
Dividends to shareholders	(538)	—	—	—	—	(538)
Issuance of ordinary shares	98	—	—	—	—	98
Repurchase of ordinary shares	(750)	—	—	—	—	(750)
Net intercompany loan borrowings (repayments)	1,017	179	108	3,708	(5,012)	—
Intercompany dividend paid	—	—	—	(500)	500	—
Other financing activities	—	—	—	24	—	24
Net cash provided by (used in) financing activities	(173)	(821)	537	3,225	(4,512)	(1,744)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	50	—	50
Net change in cash and cash equivalents	(283)	(548)	(170)	(863)	—	(1,864)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$(20)	$180	$—	$2,819	$—	$2,979

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto as of July 29, 2016.
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
EXECUTIVE LEVEL OVERVIEW
Medtronic is among the world's largest medical technology, services, and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. We employ more than 88,000 full-time employees, serving hospitals, physicians, clinicians, and patients in approximately 160 countries worldwide. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.

Net income for the three months ended July 29, 2016 was $929 million, or $0.66 per diluted share, as compared to net income of $820 million, or $0.57 per diluted share, for the three months ended July 31, 2015, representing increases of 13 percent and 16 percent, respectively.

The table below illustrates net sales by operating segment for the three months ended July 29, 2016 and July 31, 2015:

	Three months ended
(in millions)	July 29, 2016	July 31, 2015	% Change
Cardiac and Vascular Group	$2,518	$2,567	(2)%
Minimally Invasive Therapies Group	2,424	2,456	(1)
Restorative Therapies Group	1,772	1,806	(2)
Diabetes Group	452	445	2
Total Net Sales	$7,166	$7,274	(1)%

Our change in net sales for the three months ended July 29, 2016 was unfavorably impacted by approximately $450 million due to an additional selling week during the first quarter of fiscal year 2016, resulting from our 52/53 week fiscal year calendar. Currency translation had an unfavorable impact of $7 million on net sales for the three months ended July 29, 2016, as compared to the same period in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three months ended July 29, 2016 was primarily a result of the Cardiac Rhythm and Heart Failure outperforming the market in core implantables and continued strength in the Aortic Peripheral Vascular business from the Endurant IIs aortic stent graft, the Heli-FX EndoAnchor System and Valiance Captivia thoracic stent graft. Minimally Invasive Therapies Group net sales for the three months ended July 29, 2016 was impacted by consistent performance in Surgical Solutions business and Patient Monitoring & Recovery by returning the Puritan Bennett 980 ventilator and Capnostream 20 capnography monitor to the market after shipping holds. The Restorative Therapies Group’s performance for the three months ended July 29, 2016 was impacted by strong results in the Brain Therapies and Specialty Therapies businesses offset by declines in Spine and Pain Therapies. The Diabetes Group's growth for the three months ended July 29, 2016 was due to growth in markets outside the U.S. See our discussion in the “Net Sales” section of this management's discussion and analysis for more information on the results of our operating segments.

GAAP to Non-GAAP Reconciliation The following is a reconciliation of our net sales, operating profit, income from operations before income taxes, net income, provision for income taxes, and effective tax rate prepared in accordance with U.S. GAAP to those results after giving effect to Non-GAAP Adjustments. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures to facilitate management's review of the operational performance of the Company and as a basis for strategic planning. Management believes that the resulting non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of the Company's ongoing operations and are useful for period over period comparisons of such operations. These non-GAAP financial measures reflect an additional way of viewing aspects of the Company's operations. Refer to our discussion in the "Cost and Expenses" and "Income Taxes" sections of this management's discussion and analysis for more information on these reconciling items. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and are cautioned that Medtronic may calculate results reflecting non-GAAP financial measures in a manner that is different from other companies.

The table below presents our GAAP to Non-GAAP reconciliation for the three months ended July 29, 2016 and July 31, 2015:

	Three months ended July 29, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$7,166	$1,167	$988	$929	$59	6.0%
Non-GAAP Adjustments:
Restructuring charges, net	—	104	104	79	25	24.0
Certain litigation charges	—	82	82	52	30	36.6
Acquisition-related items	—	52	52	39	13	25.0
Amortization of intangible assets	—	487	487	376	111	22.8
Certain tax adjustments	—	—	—	(31)	31	—
Non-GAAP	$7,166	$1,892	$1,713	$1,444	$269	15.7%

	Three months ended July 31, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$7,274	$1,131	$940	$820	$120	12.8%
Non-GAAP Adjustments:
Impact of inventory step-up	—	226	226	165	61	27.0
Restructuring charges, net	—	67	67	52	15	22.4
Acquisition-related items	—	71	71	53	18	25.4
Amortization of intangible assets	—	481	481	372	109	22.7
Non-GAAP	$7,274	$1,976	$1,785	$1,462	$323	18.1%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
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
Our critical accounting estimates include the following:
Revenue Recognition Based upon the lag time between the original sale to distributors at list price and the related distributor rebate earned at time of sale to the end customer and the judgments involved in estimating such rebates, we consider certain Minimally Invasive Therapies Group price adjustment rebates to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience, and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales in the first quarter of fiscal years 2017 and 2016 were $736 million and $737 million, respectively.

Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations in the United States and around the world. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. Estimates of probable losses resulting from litigation, governmental proceedings, and income tax matters involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 15 to the current period's consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 15 to the current period's consolidated financial statements, we believe it is possible that costs associated with these matters could have a material adverse impact on our consolidated earnings, financial position, and/or cash flows.
Income Tax Reserves We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) effective settlement of an issue, (iii) there is a change in applicable tax law including a tax case or legislative guidance, or (iv) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
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
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $41.3 billion and $41.5 billion at July 29, 2016 and April 29, 2016, respectively.
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. Definite-lived intangible assets, net of accumulated amortization, were $25.8 billion and $26.2 billion at July 29, 2016 and April 29, 2016, respectively.
We assess the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangibles require us to make several estimates about fair value, most of which are based on projected future cash flows. Indefinite-lived intangible assets, were $638 million and $721 million at July 29, 2016 and April 29, 2016, respectively.

Contingent Consideration Contingent consideration is recorded at the acquisition date at estimated fair value and is remeasured each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration can result from changes in the timing and amount of revenue estimates, in the timing or probability of achieving the milestones which trigger payment, or in discount rates. The fair value of contingent consideration was $379 million and $377 million at July 29, 2016 and April 29, 2016, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's consolidated financial statements.
NET SALES
The table below illustrates net sales by operating segment and division for the three months ended July 29, 2016 and July 31, 2015:

	Three months ended
(in millions)	July 29, 2016	July 31, 2015	% Change
Cardiac Rhythm & Heart Failure	$1,334	$1,369	(3)%
Coronary & Structural Heart	762	788	(3)
Aortic & Peripheral Vascular	422	410	3
Total Cardiac and Vascular Group	2,518	2,567	(2)
Surgical Solutions	1,348	1,352	—
Patient Monitoring & Recovery	1,076	1,104	(3)
Total Minimally Invasive Therapies Group	2,424	2,456	(1)
Spine	645	685	(6)
Brain Therapies	489	466	5
Specialty Therapies	356	346	3
Pain Therapies	282	309	(9)
Total Restorative Therapies Group	1,772	1,806	(2)
Diabetes Group	452	445	2
Total	$7,166	$7,274	(1)%

Cardiac and Vascular Group
The Cardiac and Vascular Group’s products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents, balloon, and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three months ended July 29, 2016 were $2.5 billion, a decrease of 2 percent as compared to the same period in the prior fiscal year. Currency translation had an unfavorable impact on net sales for the three months ended July 29, 2016 of $7 million as a result of the change in exchange rates from the same period in the prior fiscal year. The Cardiac and Vascular Group's performance for the three months ended July 29, 2016, as compared to the same period in the prior fiscal year, benefited from strong net sales across all three divisions, offset by the unfavorable impact of the additional selling week during the first quarter of fiscal year 2016. See the more detailed discussion of each division's performance below.

Cardiac Rhythm & Heart Failure net sales for the three months ended July 29, 2016 were $1.3 billion, a decrease of 3 percent as compared to the same period in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales for the three months ended July 29, 2016 were driven by strong growth in AF Solutions, with the continued global acceptance of our Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system. Additionally, net sales were driven by the continued adoption of the Reveal LINQ insertable cardiac monitor, and continued growth of the Amplia MRI and Compia MRI Quad CRT-D, Evera MRI ICD, and Micra TPS pacemaker.
Coronary & Structural Heart net sales for the three months ended July 29, 2016 were $762 million, a decrease of 3 percent as compared to the same period in the prior fiscal year. Coronary & Structural Heart net sales for the three months ended July 29, 2016 were driven by the CoreValve Evolut R recapturable system growth in international markets offset by limitations in the U.S. resulting from the lack of a large size Evolut R. In addition, net sales of Coronary & Structural Heart were driven by drug-eluting stents, largely driven by the Resolute Onyx drug-eluting stent in Europe and emerging markets, and the Euphora Non-Compliant and Semi-Compliant Balloon Dilatation Catheters. Net sales for Coronary & Structural Heart were partially offset by continued pricing pressures and competition in the U.S. in our Coronary business.
Aortic & Peripheral Vascular net sales for the three months ended July 29, 2016 were $422 million, an increase of 3 percent as compared to the same period in the prior fiscal year. The Aortic & Peripheral Vascular division net sales for the three months ended July 29, 2016 was driven by strong worldwide growth of the IN.PACT Admiral drug-coated balloon worldwide, as well as continued sales strength in Valiant Captiva Thoracic Stent Graft System, Aptus Heli-FX EndoAnchor, and Endurant IIs aortic stent graft. EndoVenous Superficial & Embolization also contributed strong growth for the quarter.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Closing of our acquisition of HeartWare International, Inc. (HeartWare), a leading innovator of implantable heart pumps, or ventricular assist devices (VAD), to treat patients around the world suffering from advanced heart failure, on August 23, 2016. The acquisition of HeartWare broadens the Medtronic portfolio of therapies, diagnostic tools and services for patients suffering from heart failure and is part of the Company's therapy innovation strategy to surround the physician with innovative products while focusing on patients and disease states.

•	Acceptance and future growth of the CRT-P quadripolar pacing system, which is expected to launch in Europe late in fiscal year 2017.

•	Acceptance and future growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm, which is expected to launch in the U.S. and Japan in fiscal year 2017.

•	Continued future growth from Reveal LINQ, our next-generation insertable cardiac monitor, which is expected to launch in Japan in the second quarter of fiscal year 2017.

•
Continued future growth of our Micra transcatheter pacing system, which started shipments and physician training in the U.S. in the first quarter of fiscal year 2017. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems. We expect to obtain a National Coverage Decision from Centers for Medicare & Medicaid Services for this transformative therapy by the end of fiscal year 2017.

•	Continued acceptance and future growth from Care Management Services as post-acute care services become even more critical in bundled payment models for different interventions.

•
Anticipated approval and launch of Evolut R XL valve in early calendar year 2017. Currently we are negatively impacted in the U.S. by the lack of a large size Evolut R, our next-generation recapturable system with differentiated 14-French equivalent delivery system.

•
Anticipated FDA approval and market release of Resolute Onyx in the U.S. in late fiscal year 2017 or early fiscal year 2018. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during the procedure.

•
Acceptance of the IN.PACT Admiral drug-coated balloon for the treatment of peripheral artery disease in the upper leg. The IN.PACT Admiral drug-coated balloon received CE Mark approval in January 2016 for arteriovenous access to help maintain hemodialysis access in patients with end-stage renal disease. We expect additional growth in fiscal year 2017 from the launch of the longer length 150mm sized, which occurred in the first quarter of fiscal year 2017.

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s technologies and products span the entire continuum of care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, and interventional lung, ventilators, capnography, airway products, sensors, monitors, compression, dialysis, enteral feeding, wound care, and medical surgical products. The Minimally Invasive Therapies Group’s net sales for the three months ended July 29, 2016 were $2.4 billion, a decrease of one percent as compared to the same period in the prior fiscal year. Currency translation had a favorable impact on net sales of $2 million as a result of the change in exchange rates from the same period in the prior fiscal year, and performance was unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. See the more detailed discussion of each business’s performance below.

Surgical Solutions net sales for the three months ended July 29, 2016 were $1.3 billion, which was flat as compared to the same period in the prior fiscal year. The net sales performance in Surgical Solutions was mainly attributable to stapling and energy. Stapling products results benefitted from continued worldwide market adoption of the Endo GIA Reinforced Reload and Tri-Staple, Energy products benefitted from continued strong adoption of the LigaSure Maryland Jaw and Valleylab FT10 Energy Platform. In addition, Early Technologies sales performance was driven by our gastrointestinal diagnostic product line.

Patient Monitoring & Recovery net sales for the three months ended July 29, 2016 were $1.1 billion, a decrease of 3 percent as compared to the same period in the prior fiscal year. Net sales contributions in Patient Monitoring & Recovery were driven mainly by U.S. sales within Respiratory and Patient Monitoring, Deep Vein Thrombosis, Nutritional Insufficiency, Patient Care, and Renal Care Solutions. Respiratory and Patient Monitoring performance was attributable to sensors, airway products, and acute ventilator sales. Deep Vein Thrombosis/ Nutritional Insufficiency growth was attributable to compression and enteral feeding sales. Patient Care net sales performance was primarily due to sales of SharpSafety product lines, electrodes, incontinence, and wound care products. Renal Care Solution sales were primarily attributable to sales of dialysis products and the acquisition of Bellco. Sales were also impacted by the return of the Puritan Bennett 980 ventilator and Capnostream 20 capnography monitor to the market after shipping holds.

Looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:

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

•
Continued acceptance and future growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery and investing in vascular creation and maintenance technologies. Our focus on end stage renal disease will benefit from the acquisition of Bellco, a pioneer in hermodialysis treatment solutions. In addition, the HD multi-pass system, expected to launch in fiscal year 2018, reduces infrastructure by requiring less water, has less start-up costs, and offers high quality ultrapure dialysate treatment.

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

•
Continued and future acceptance of Early Technologies and creation of less invasive standards of care, including the areas of GI solutions, advanced ablation, and interventional lung solutions. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, the Emprint ablation system with Thermosphere Technology which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost, the superDimension GenCut core biopsy system and the Triple Needle Cytology Brush, a lung tissue biopsy tools for use with the superDimension navigation system. The superDimension system enables a minimally invasive approach to accessing difficult-to-reach areas of the lung, which can aid in the diagnosis of lung cancer.

•
Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding with our recent acquisition of a Smith & Nephew's gynecology business. The addition will expand and strengthen the Minimally Invasive Therapies Group’s surgical offerings and will further complement the existing global gynecology business.

•	Future acceptance of the Signia Stapling System, expected to launch in fiscal year 2017. The single-hand use increases patient focus and consistent staple lines reduce leaks and tissue trauma.
Restorative Therapies Group
The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems, and also manufactures and markets products and therapies to treat diseases of the vasculature in and around the brain and includes sales of coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three months ended July 29, 2016 were $1.8 billion, a decrease of 2 percent as compared to the same period in the prior fiscal year. Performance was unfavorably impacted by the additional selling week during the first quarter of fiscal year 2016. The Restorative Therapies Group’s performance for the three months ended July 29, 2016 was driven by strong Brain Therapies and Specialty Therapies growth, offset by declines in Spine and Pain Therapies. See the more detailed discussion of each division’s performance below.
Spine net sales for the three months ended July 29, 2016 were $645 million, a decrease of 6 percent compared to the same period in the prior fiscal year. The decrease in Spine net sales for the three months ended July 29, 2016 was due to declines in international BMP due to the InductOs stop shipment in Europe and weakness in the Middle East, partially offset by core spine driven by new product launches in TL Interbody and U.S. Infuse growth.
Brain Therapies net sales for the three months ended July 29, 2016 were $489 million, an increase of 5 percent compared to the same period in the prior fiscal year. The growth in net sales was driven by strong performance from the Neurovascular business, with new products, such as our PipelineFlex device and Solitaire FR revascularization device, along with Neurovascular access products. The increase in net sales was also driven by growth in Neurosurgery with the O-arm O2 sales growth in the U.S. and StealthStation sales growth internationally.

Specialty Therapies net sales for the three months ended July 29, 2016 were $356 million, an increase of 3 percent compared to the same period in the prior fiscal year. The growth in net sales was driven by strong growth in Advanced Energy and solid growth in ENT and Pelvic Health. Net sales growth in Advanced Energy was driven by strong growth from the Aquamantys Transcollation and PEAK PlasmaBlade technologies, as well as disposables and service revenue. Net sales growth in ENT continues to benefit from the adoption of new products, including the Straightshot M5 Microdebrider, and NuVent sinus balloons.
Pain Therapies net sales for the three months ended July 29, 2016 were $282 million, a decrease of 9 percent compared to the same period in the prior fiscal year. The decrease in net sales was driven by decreases in our Spinal Cord Stimulation products, partially offset by increases in Drug Pumps, as well as growth in Interventional due to the OsteoCool RF Spinal Tumor ablation system.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued commercial integration in the Restorative Therapies Group and continued market acceptance of our new integrated solutions through the Surgical Synergy program, which integrates our spinal implants and imaging and navigation equipment.

•
Market acceptance and continued adoption of innovative new products, such as our CD Horizon Solera Voyager system, our ELEVATE expandable interbody cages, and our OLIF25 and OLIF51 procedure solutions, both of which have recently been augmented with new implant technology. During July, we received U.S. FDA approval for our Prestige LP which we expect will help drive adoption of cervical disc arthroplasty procedures in the U.S.

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

•
Continued acceptance and growth of our specialty therapies, including InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and CRDM replacements.

•
Continued growth from Neurosurgery StealthStation S7 and O-Arm Imaging Systems, Midas and ENT power systems, and intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

•
Continued acceptance and growth of the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

•
Efficiencies gained from fiscal year 2017 reorganization to provide a stronger focus on the diseases and conditions that we serve to further innovate, integrate platforms and leverage breadth of product portfolio across the Restorative Therapies Group.

•	Successful placement of robotic units and associated market adoption of robot-assisted Spine procedures, under the recent co-promotion agreement with Mazor Robotics.
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three months ended July 29, 2016 were $452 million, an increase of 2 percent as compared to the same period in the prior fiscal year. Currency translation had an unfavorable impact on net sales for the three months ended July 29, 2016 of $2 million as a result of the change in exchange rates from the same period in the prior fiscal year. The Diabetes Group's net sales for the three months ended July 29, 2016 was favorably impacted by growth in international markets, offset by the impact of the additional selling week during the first quarter of fiscal year 2016. The Diabetes Group's performance in international markets was favorably affected by the ongoing launch of our next-generation MiniMed 640G System with the Enhanced Enlite sensor.
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

•
Acceptance of the MiniMed 630G System, which includes the insulin pump and Enlite CGM sensor. This system launched in the U.S. during August 2016 and combines proprietary SmartGaurd technology featured in the MiniMed 530G system with brand new user-friendly design.

•	Continued acceptance from both physicians and patients of insulin-pump and CGM therapy.

•
Continued acceptance and future growth from our next-generation pump systems, the MiniMed 640G with SmartGuard predictive low-glucose management, which has launched in Europe, Australia, and select countries in Latin America and Asia, and the MiniMed 620G, the first integrated system customized for the Japanese market. The Company filed its premarket approval to the U.S. FDA for the first hybrid closed loop system in June 2016.

•	Continued acceptance and future growth of MiniMed Connect, which allows users to view their insulin pump and CGM data on a smartphone and provides remote monitoring and text message notifications.

•	Selection by UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members access to our advanced diabetes technology and comprehensive support services.
OPERATIONS BY MARKET GEOGRAPHY
The table below illustrates net sales by market geography for each of our operating segments for the three months ended July 29, 2016 and July 31, 2015:

	Three months ended July 29, 2016			Three months ended July 31, 2015
(in millions)	U.S.	Non-U.S. Developed Markets	Emerging Markets	U.S.	Non-U.S. Developed Markets	Emerging Markets
Cardiac and Vascular Group	$1,297	$829	$392	$1,352	$830	$385
Minimally Invasive Therapies Group	1,235	863	326	1,292	841	323
Restorative Therapies Group	1,207	384	181	1,224	386	196
Diabetes Group	263	155	34	274	140	31
Total	$4,002	$2,231	$933	$4,142	$2,197	$935

For the three months ended July 29, 2016, consolidated net sales in the U.S. decreased 3 percent, non-U.S. developed markets increased 2 percent, and emerging markets net sales growth remained flat compared to the same period in the prior fiscal year. Our performance in the three months ending July 31, 2015, was favorably impacted by approximately $450 million due to an additional selling week as a result of our 52/53 week fiscal year calendar. Currency translation had an unfavorable impact of $7 million on net sales for the three months ended July 29, 2016.
COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 29, 2016	July 31, 2015
Cost of products sold	31.6%	33.8%
Research and development expense	7.8	7.7
Selling, general, and administrative expense	33.9	33.7
Cost of Products Sold We continue to focus on reducing our costs of production through channel optimization, supply chain management, and review of our manufacturing network.
Cost of products sold for the three months ended July 29, 2016 and July 31, 2015 were $2.3 billion and $2.5 billion, respectively. For the three months ended July 29, 2016, cost of products sold as a percent of net sales decreased 2.2 percentage points as compared to the same period in the prior fiscal year. The decrease in cost of products sold as a percentage of net sales over the same period in the prior fiscal year was primarily attributable to a $226 million charge during the first quarter of fiscal year 2016 related to amortization of the remaining Covidien inventory fair value adjustment.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, that lead to enhanced quality of life, and can be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. During the first quarter of fiscal year 2017, we continued to invest in new technologies to support our mission with new acquisitions, as well as continued product growth within our business units.
Research and development expense for the three months ended July 29, 2016 and July 31, 2015 was $556 million and $558 million, respectively. Research and development expense remained consistent as a percentage of net sales over same period in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions.
Selling, general and administrative expense for both the three months ended July 29, 2016 and July 31, 2015 was $2.4 billion. Selling, general, and administrative expense remained consistent as a percentage of net sales over the same period in the prior fiscal year. We continue to execute on our cost synergies from the Covidien acquisition and remain on track to deliver synergy savings this fiscal year.

The following is a summary of other costs and expenses:

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Restructuring charges, net	$94	$67
Certain litigation charges	82	—
Acquisition-related items	52	71
Amortization of intangible assets	487	481
Other expense, net	39	61
Interest expense, net	179	191
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
We began our restructuring program related to the integration of Covidien, the cost synergies initiative, in the fourth quarter of fiscal year 2015. We anticipate approximately $850 million in cost synergies to be achieved through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Restructuring charges are expected to be primarily related to employee termination costs and costs related to manufacturing and facility closures.
The cost synergies initiative is our primary restructuring program with a total liability of $256 million at July 29, 2016. During the three months ended July 29, 2016, we incurred $111 million in restructuring charges related to the cost synergies initiative, with $10 million recorded within cost of sales. These restructuring charges were partially offset by a $7 million reversal of excess restructuring reserves related to charges incurred in prior periods.
Restructuring programs affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis. For additional information, see Note 4 to the current period's consolidated financial statements.
Certain Litigation Charges We classify material litigation charges and gains recognized as certain litigation charges, net. Certain litigation charges, net will affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis.
During the three months ended July 29, 2016, we recognized $82 million of litigation charges related to probable and estimable damages. During the three months ended July 31, 2015, there were no certain litigation charges.
Acquisition-Related Items During the three months ended July 29, 2016 and July 31, 2015, we recognized acquisition-related items expense of $52 million and $71 million, respectively, primarily due to integration-related costs incurred in connection with the Covidien acquisition. Acquisition-related items affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis. See Note 3 to the current period's consolidated financial statements for additional information.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three months ended July 29, 2016 and July 31, 2015, amortization expense was $487 million and $481 million, respectively. Amortization of intangible assets affects the comparability of our operating results between periods, therefore we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis for further details related to this expense.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized currency transaction and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax.
For the three months ended July 29, 2016, other expense, net was $39 million as compared to $61 million for the same period in the prior fiscal year. For the three months ended July 29, 2016, currency exchange gains decreased approximately $55 million offset by the cost savings related to the suspension of the U.S. medical device excise tax.

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
For the three months ended July 29, 2016, interest expense, net was $179 million as compared to $191 million for the same period of the prior fiscal year. The decrease in interest expense, net during the three months ended July 29, 2016 was primarily driven by lower outstanding borrowings compared to the same period of the prior fiscal year.
INCOME TAXES

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Provision for income taxes	$59	$120
Income from operations before taxes	$988	$940
Effective tax rate	6.0%	12.8%

Non-GAAP provision for income taxes	$269	$323
Non-GAAP income from operations before taxes	$1,713	$1,785
Non-GAAP Nominal Tax Rate	15.7%	18.1%
Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	9.7%	5.3%
The 6.8 percent decrease in the effective tax rate for the three months ended July 29, 2016, as compared to the three months ended July 31, 2015, was primarily due to the certain tax adjustments recorded during the three months ended July 29, 2016 and the impact from operational tax adjustments described below.
The 2.4 percent decrease in our Non-GAAP Nominal Tax Rate, as compared to the three months ended July 31, 2015, was primarily due to the finalization of certain tax returns and changes to uncertain tax position reserves. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 29, 2016 of approximately $17 million.
Certain Tax Adjustments During the three months ended July 29, 2016, we recognized a $31 million net benefit from certain tax adjustments. A $431 million tax benefit was recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS. The benefit was partially offset by a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. In addition, a $29 million charge was recognized in connection with the redemption of an intercompany minority interest. During the three months ended July 31, 2015, there were no certain tax adjustments.
See Notes 10 and 15 to the current period's consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	July 29, 2016	April 29, 2016
Working capital	$15,602	$16,435
Current ratio (1)	3.0:1.0	3.3:1.0
Cash, cash equivalents, and current investments	$12,810	$12,634
Current debt obligations and long-term debt	32,071	31,102
Net cash position (2)	$(19,261)	$(18,468)
Total shareholders' equity	$50,824	$52,063
Debt-to-total capital ratio (3)	39%	37%

(1)	The ratio of current assets to current liabilities.

(2)
The sum of cash, cash equivalents, and current investments less current debt obligations and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

(3)	The ratio of total debt (current debt obligations and long-term debt) to total capitalization (total debt and total shareholders' equity).
We believe our balance sheet and liquidity provide us with flexibility in the future. Approximately $5 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents and investments, as well as our $3.5 billion revolving credit facility and related commercial paper program ($975 million of commercial paper outstanding at July 29, 2016), will satisfy our foreseeable working capital requirements for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
Our net cash position at July 29, 2016 decreased by $655 million as compared to April 29, 2016. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

Agency Rating (1)
	July 29, 2016	April 29, 2016
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt rating and short-term debt rating at July 29, 2016 were unchanged as compared to the ratings at April 29, 2016. We do not expect the S&P and Moody's Ratings Services' ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, and our $3.5 billion revolving credit facility and related commercial paper program, discussed above and within the “Debt and Capital” section of this management's discussion and analysis.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows.
Note 15 to the consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position, and/or cash flows.

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
For the three months ended July 29, 2016, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, at July 29, 2016, we have $279 million of gross unrealized losses on our aggregate current and non-current available-for-sale debt securities of $9.7 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could adversely impact our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 5 to the current period's consolidated financial statements for additional information regarding fair value measurements.
Summary of Cash Flows

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Cash provided by (used in):
Operating activities	$1,550	$816
Investing activities	(284)	(986)
Financing activities	(1,160)	(1,744)
Effect of exchange rate changes on cash and cash equivalents	78	50
Net change in cash and cash equivalents	$184	$(1,864)
Operating Activities The $734 million increase was primarily driven by a decrease in cash paid for incomes taxes of $521 million and an increase in net income before net noncash charges of $117 million. The decrease in cash paid for income taxes was primarily a result of payments made for the resolution of the Kyphon acquisition-related matters, as well as Covidien income tax extension payments, during the three months ended July 31, 2015. We did not make any significant audit settlement payments or significant extension payments during the three months ended July 29, 2016.
Investing Activities The $702 million decrease in net cash used was primarily attributable to lower levels of cash used for purchases of investments and acquisitions, partially offset by proceeds from the sale of investments and increased capital expenditures.
Financing Activities The $584 million decrease in net cash used primarily resulted from a net increase in our debt obligations, partially offset by an increase in share repurchases.

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

	Three months ended
(in millions)	July 29, 2016	July 31, 2015
Net cash provided by operating activities	$1,550	$816
Net cash used in investing activities	(284)	(986)
Net cash used in financing activities	(1,160)	(1,744)

Net cash provided by operating activities	1,550	816
Additions to property, plant, and equipment	(330)	(224)
Free cash flow	$1,220	$592

Dividends to shareholders	599	538
Repurchase of ordinary shares	1,763	750
Issuances of ordinary shares	(214)	(98)
Return to shareholders	$2,148	$1,190
Return of operating cash flow percentage	139%	146%
Return of free cash flow percentage	176%	201%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 39 percent and 37 percent at July 29, 2016 and April 29, 2016, respectively.
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of the Company's ordinary shares. During the three months ended July 29, 2016, we repurchased approximately 20.7 million shares, at an average price per share of $85.06. At July 29, 2016, we had approximately 51.2 million shares remaining under share repurchase programs authorized by our Board of Directors.
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt obligations, including the current portion of our long-term debt and capital lease obligations, at July 29, 2016, was $1.9 billion compared to $993 million at April 29, 2016. We utilize Senior Notes to meet our long-term financing needs. Long-term debt at July 29, 2016 was $30.1 billion compared to $30.1 billion at April 29, 2016.
We maintain a commercial paper program for short term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At July 29, 2016, we had $975 million of commercial paper outstanding. No amount of commercial paper was outstanding at April 29, 2016. During the three months ended July 29, 2016, the weighted average original maturity of the commercial paper outstanding was approximately 21 days, and the weighted average interest rate was 0.73 percent. The issuance of commercial paper reduced the amount of credit available under our revolving credit facility.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At July 29, 2016 and April 29, 2016, no amounts were outstanding on the committed line of credit.

Interest rates on advances of our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's refer to "Liquidity and Capital Resources" section of this management's discussion and analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at July 29, 2016.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this management discussion and analysis, Note 6 to the current period's consolidated financial statements, and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, developments in the markets for our products, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products and therapies in our operating segments; market positioning and performance of our products, including stabilization of certain product markets; anticipated timing for U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity shortfalls, decreasing prices and pricing pressure, fluctuations in currency exchange rates, changes in applicable tax rates, positions taken by taxing authorities, adverse regulatory action, delays in regulatory approvals, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to complete or achieve the intended benefits of acquisitions or disruption of our current plans and operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 29, 2016. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 29, 2016. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 29, 2016 and April 29, 2016 was $10.7 billion and $10.8 billion, respectively. At July 29, 2016, these contracts were in an unrealized gain position of $104 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 29, 2016 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $768 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio as of July 29, 2016, was comprised of debt predominately denominated in U.S. dollars, of which approximately 90% is fixed rate debt and approximately 10% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of July 29, 2016, indicates that the fair value of these instruments would correspondingly change by $59 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, see the “Liquidity and Capital Resources” section of the current period's management's discussion and analysis. For additional discussion of market risk, see Notes 5 and 7 to the current period's consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Changes in internal control over financial reporting

As previously disclosed, the Company is deploying an enterprise resource planning (ERP) software platform, SAP, to the Minimally Invasive Therapies Group. During the first quarter of fiscal year 2017, Medtronic began deployment of this software along with other enterprise systems, which resulted in a material change to the internal controls over financial reporting for Minimally Invasive Therapies Group. The internal controls were updated to reflect these changes. These system deployments will continue with projected completion by the end of fiscal year 2018. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 15 to the current period's consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2017:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)
4/30/2016-5/27/2016	5,530,372	$80.46	5,530,372	66,348,369
5/28/2016-7/1/2016	5,284,983	84.20	5,284,983	61,063,386
7/2/2016-7/29/2016	9,912,472	88.08	9,912,472	51,150,914
Total	20,727,827	$85.06	20,727,827	51,150,914

(1)
In June 2015, the Company’s Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the repurchase of 80 million of the Company’s ordinary shares. As authorized by the Board of Directors, our share redemption program expires when the total number of authorized shares have been redeemed.

Item 6. Exhibits

(a)	Exhibits
	10.1	Letter Agreement by and between Medtronic plc and Karen Parkhill (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on May 4, 2016, File No. 001-36820).
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	September 7, 2016	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	September 7, 2016	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer