Form 10-Q
period 2016-10-28
Medtronic plc
filed 2016-12-05
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 28, 2016
Commission File Number 001-36820

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No x
As of December 1, 2016, 1,373,047,310 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net sales	$7,345	$7,058	$14,511	$14,332

Costs and expenses:
Cost of products sold	2,326	2,182	4,587	4,638
Research and development expense	554	545	1,110	1,103
Selling, general, and administrative expense	2,416	2,343	4,844	4,792
Restructuring charges, net	47	73	141	140
Certain litigation charges	—	26	82	26
Acquisition-related items	28	49	80	120
Amortization of intangible assets	500	483	987	964
Other expense, net	89	57	128	118
Operating profit	1,385	1,300	2,552	2,431

Interest income	(91)	(107)	(184)	(222)
Interest expense	264	324	536	630
Interest expense, net	173	217	352	408
Income from operations before income taxes	1,212	1,083	2,200	2,023
Provision for income taxes	101	563	160	683
Net income	1,111	520	2,040	1,340
Net loss attributable to noncontrolling interests	(4)	—	(4)	—
Net income attributable to Medtronic	$1,115	$520	$2,044	$1,340

Basic earnings per share	$0.81	$0.37	$1.47	$0.95

Diluted earnings per share	$0.80	$0.36	$1.46	$0.94

Basic weighted average shares outstanding	1,380.0	1,412.9	1,386.5	1,415.6

Diluted weighted average shares outstanding	1,392.5	1,428.8	1,400.2	1,432.7

Cash dividends declared per ordinary share	$0.43	$0.38	$0.86	$0.76
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net income	$1,111	$520	$2,040	$1,340

Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(15), $(41), $37, and $(115) respectively	(40)	(76)	75	(207)
Currency adjustment, net	(336)	(33)	(686)	(59)
Net change in retirement obligations, net of tax expense of $8, $10, $10, and $20, respectively	19	22	44	35
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $28, $(13), $58 and $(33), respectively	53	(28)	107	(56)

Other comprehensive loss	(304)	(115)	(460)	(287)

Comprehensive income including noncontrolling interests	807	405	1,580	1,053
Comprehensive loss attributable to noncontrolling interests	(4)	—	(4)	—
Comprehensive income attributable to Medtronic	$811	$405	$1,584	$1,053
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 28, 2016	April 29, 2016
ASSETS

Current assets:
Cash and cash equivalents	$2,954	$2,876
Investments	8,303	9,758
Accounts receivable, less allowances of $162 and $161, respectively	5,661	5,562
Inventories	3,717	3,473
Other current assets	1,891	1,931
Total current assets	22,526	23,600

Property, plant, and equipment	10,200	9,714
Accumulated depreciation	(5,309)	(4,873)
Property, plant, and equipment, net	4,891	4,841
Goodwill	41,707	41,500
Other intangible assets, net	26,739	26,899
Tax assets	1,250	1,383
Other assets	1,293	1,421
Total assets	$98,406	$99,644

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current debt obligations	$3,367	$993
Accounts payable	1,659	1,709
Accrued compensation	1,477	1,712
Other accrued expenses	3,098	2,751
Total current liabilities	9,601	7,165

Long-term debt	29,010	30,109
Accrued compensation and retirement benefits	1,768	1,759
Accrued income taxes	2,381	2,903
Deferred tax liabilities	3,754	3,729
Other liabilities	1,599	1,916
Total liabilities	48,113	47,581

Commitments and contingencies (Notes 3 and 15)

Shareholders’ equity:
Ordinary shares— par value $0.0001	—	—
Retained earnings	52,514	53,931
Accumulated other comprehensive loss	(2,328)	(1,868)
Total shareholders’ equity	50,186	52,063
Noncontrolling interests	107	—
Total equity	50,293	52,063
Total liabilities and equity	$98,406	$99,644
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 28, 2016	October 30, 2015
Operating Activities:
Net income	$2,040	$1,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,469	1,397
Amortization of debt discount and issuance costs	14	15
Acquisition-related items	(47)	222
Provision for doubtful accounts	18	30
Deferred income taxes	(50)	(274)
Stock-based compensation	190	209
Other, net	(105)	(85)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(89)	(1)
Inventories	(187)	(326)
Accounts payable and accrued liabilities	(271)	(369)
Other operating assets and liabilities	75	73
Certain litigation charges	82	26
Certain litigation payments	(117)	(162)
Net cash provided by operating activities	3,022	2,095
Investing Activities:
Acquisitions, net of cash acquired	(1,306)	(997)
Additions to property, plant, and equipment	(598)	(446)
Purchases of investments	(2,110)	(3,370)
Sales and maturities of investments	3,625	2,752
Other investing activities, net	32	(13)
Net cash used in investing activities	(357)	(2,074)
Financing Activities:
Acquisition-related contingent consideration	(36)	(19)
Change in current debt obligations, net	1,154	1,277
Proceeds from short-term borrowings (maturities greater than 90 days)	4	48
Issuance of long-term debt	131	—
Payments on long-term debt	(252)	(1,608)
Dividends to shareholders	(1,192)	(1,075)
Issuance of ordinary shares	260	263
Repurchase of ordinary shares	(2,794)	(1,460)
Other financing activities	74	49
Net cash used in financing activities	(2,651)	(2,525)
Effect of exchange rate changes on cash and cash equivalents	64	39
Net change in cash and cash equivalents	78	(2,465)
Cash and cash equivalents at beginning of period	2,876	4,843
Cash and cash equivalents at end of period	$2,954	$2,378
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$258	$1,021
Interest	559	652
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
The Company’s fiscal years 2017, 2016, and 2015 will end or ended on April 28, 2017, April 29, 2016, and April 24, 2015, respectively.
2. New Accounting Pronouncements
Recently Adopted
In April 2015, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability. Prior to this amendment, debt issuance costs were recognized as an asset in the balance sheet and did not offset the related debt liability. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017. Its adoption resulted in a reduction of assets and an increase in liabilities of $138 million on the Company's consolidated balance sheet at April 29, 2016 as previously filed in the 2016 Annual Report on Form 10-K.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings; eliminating the requirement to classify the excess tax benefit and deficiencies as additional paid-in capital. For the three and six months ended October 28, 2016, the Company recognized $18 million and $75 million, respectively, of excess tax benefits in additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018.
In October 2016, the FASB issued guidance that requires the tax effect of inter-entity transactions, other than sales of inventory, to be recognized when the transaction occurs. This would eliminate the exception under the current guidance in which the tax effects of inter-entity asset transactions are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is evaluating the impact of the inter-entity transaction guidance on the Company's consolidated financial statements.
3. Acquisitions and Acquisition-Related Items
The Company had various acquisitions during the first two quarters of fiscal year 2017. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Unless otherwise noted, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three and six months ended October 28, 2016 and October 30, 2015. The results of operations related to each business acquired have been included in the Company's consolidated statements of income since the date each business was acquired.
The preliminary fair values of the assets acquired and liabilities assumed during the six months ended October 28, 2016 were as follows:

(in millions)	HeartWare International, Inc.	Smith & Nephew's Gynecology Business	All Other	Total
Other current assets	$351	$—	$17	$368
Property, plant, and equipment	13	3	5	21
Other intangible assets	625	167	65	857
Goodwill	479	180	113	772
Other assets	55	—	15	70
Total assets acquired	1,523	350	215	2,088

Current liabilities	144	—	9	153
Deferred tax liabilities	60	—	6	66
Long-term debt	245	—	—	245
Other liabilities	2	—	4	6
Total liabilities assumed	451	—	19	470
Net assets acquired	$1,072	$350	$196	$1,618
HeartWare International, Inc.

On August 23, 2016, the Company's Cardiac and Vascular Group acquired HeartWare International, Inc. (HeartWare), a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients around the world suffering from advanced heart failure. Total consideration for the transaction was approximately $1.1 billion. Based upon a preliminary acquisition valuation, the Company acquired $602 million of technology-based and customer-related intangible assets and $23 million of tradenames, with estimated useful lives of 15 and 5 years, respectively, and $479 million of goodwill. The acquired goodwill is not deductible for tax purposes. In addition, we acquired $245 million of debt through the acquisition, of which we redeemed $203 million as part of a cash tender offer in August 2016. The remaining $42 million of debt acquired is due December 2017 and is recorded within long term debt on the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Smith & Nephew's Gynecology Business

On August 5, 2016, the Company's Minimally Invasive Therapies Group acquired Smith & Nephew's gynecology business, which expands and strengthens Medtronic's minimally invasive surgical offerings and further complements its existing global gynecology business. Total consideration for the transaction was approximately $350 million, which primarily related to an upfront payment. Based upon a preliminary acquisition valuation, the Company acquired $167 million of other intangible assets, which primarily consisted of customer-related and technology related intangible assets with useful lives of 13 years, and $180 million of goodwill. The acquired goodwill is deductible for tax purposes.
The Company accounted for the acquisitions above as business combinations using the acquisition method of accounting.
For information on the Company's fiscal year 2016 acquisitions, refer to Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
Acquisition-Related Items
During the three and six months ended October 28, 2016, the Company recognized acquisition-related items expense of $28 million and $80 million, primarily due to integration-related costs incurred in connection with the Covidien acquisition and acquisition-related costs incurred in connection with the HeartWare acquisition, partially offset by the change in fair value of contingent consideration as a result of revised revenue forecasts and anticipated regulatory milestones.
During the three and six months ended October 30, 2015, the Company recognized acquisition-related items expense of $49 million and $120 million, respectively, primarily due to integration related costs incurred in connection with the Covidien acquisition, partially offset by income related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009.
Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired business reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period using Level 3 inputs, and the change in fair value recognized as income or expense within acquisition-related items in the consolidated statements of income.
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurement. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Fair Value at
(in millions)	October 28, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 32.5%
Revenue-based payments	$125	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2017 - 2025
			Discount rate	0.3% - 5.5%
Product development-based payments	$160	Discounted cash flow	Probability of payment	0% - 100%
			Projected fiscal year of payment	2017 - 2025
At October 28, 2016, there were no future contingent consideration payments that the Company expects to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, at October 28, 2016 and April 29, 2016, was $285 million and $377 million, respectively. At October 28, 2016, $246 million was reflected in other liabilities and $39 million was reflected in other accrued expenses in the consolidated balance sheet. At April 29, 2016, $311 million was reflected in other liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheet. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Beginning Balance	$379	$291	$377	$264
Purchase price contingent consideration	11	109	32	135
Payments	(25)	(17)	(39)	(20)
Change in fair value	(80)	(15)	(85)	(11)
Ending Balance	$285	$368	$285	$368
4. Restructuring Charges, Net
Cost Synergies Initiative
The cost synergies initiative is the Company's restructuring program primarily related to the integration of Covidien. This initiative is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the integration of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and reduction of general and administrative redundancies. Restructuring charges are expected to be incurred on a quarterly basis throughout fiscal year 2017 and in future fiscal years as cost synergy strategies are finalized.

A summary of the restructuring accrual, recorded within other accrued expenses and other liabilities in the consolidated balance sheets, and related activity is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
April 29, 2016	$213	$—	$37	$250
Restructuring charges	117	17	24	158
Payments/write-downs	(121)	(17)	(36)	(174)
Reversal of excess accrual	(8)	—	1	(7)
October 28, 2016	$201	$—	$26	$227
As part of the cost synergies initiative, for the three and six months ended October 28, 2016, the Company recognized $47 million and $158 million in restructuring charges, respectively. For the three and six months ended October 28, 2016, restructuring charges consisted primarily of employee termination costs. For the three months and six months ended October 28, 2016, asset write-downs included $3 million and $7 million, respectively, related to property, plant, and equipment impairments. For the six months ended October 28, 2016, asset write-downs also included $10 million related to inventory write-offs of discontinued product lines, which were recognized within cost of products sold in the consolidated statements of income. The Company did not record any reversal of excess restructuring reserves for the three months ended October 28, 2016. As a result of certain employees identified for termination finding other positions within the Company, the Company recognized a $7 million reversal of excess restructuring reserves for the six months ended October 28, 2016.
As part of the cost synergies initiative, for the three and six months ended October 30, 2015, the Company recognized $86 million and $153 million in restructuring charges, respectively. For the three and six months ended October 30, 2015, restructuring charges consisted primarily of employee termination costs. As a result of certain employees identified for termination finding other positions within the Company, the Company recognized a $13 million reversal of excess restructuring reserves for the three and six months ended October 30, 2015.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

5. Financial Instruments
The Company holds investments consisting primarily of marketable debt and equity securities. The authoritative guidance is principally applied to financial assets and liabilities, such as marketable equity securities and debt and equity securities, that are classified and accounted for as trading and available-for-sale and are measured on a recurring basis. The Company also holds cost method, equity method, and other investments which are measured at fair value on a nonrecurring basis.
The following table summarizes the Company's investments by significant investment category and the related consolidated balance sheet classification at October 28, 2016:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$587	$10	$(1)	$596	$596	$—
Marketable equity securities	59	29	(3)	85	—	85
Total Level 1	646	39	(4)	681	596	85
Level 2:
Corporate debt securities	4,109	93	(15)	4,187	4,187	—
U.S. government and agency securities	887	—	(1)	886	886	—
Mortgage-backed securities	817	17	(14)	820	820	—
Foreign government and agency securities	50	—	—	50	50	—
Other asset-backed securities	215	2	(1)	216	216	—
Debt funds	1,743	—	(195)	1,548	1,548	—
Total Level 2	7,821	112	(226)	7,707	7,707	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Total available-for-sale securities	$8,515	$151	$(233)	$8,433	$8,303	$130
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	599	—	—	N/A	—	599
Total Level 3	599	—	—	N/A	—	599
Total cost method, equity method, and other investments	$599	$—	$—	N/A	$—	$599
Total investments	$9,114	$151	$(233)	$8,433	$8,303	$729

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Debt and Equity Securities
The following tables represent the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 28, 2016 and April 29, 2016:

	October 28, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$807	$(9)	$190	$(6)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	191	(4)	127	(10)
U.S. government and agency securities	386	(2)	—	—
Debt funds	499	(8)	1,049	(187)
Asset-backed securities	48	(1)	—	—
Marketable equity securities	1	(1)	1	(2)
Total	$1,932	$(25)	$1,411	$(208)

	April 29, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$756	$(18)	$136	$(6)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	196	(5)	92	(5)
U.S. government and agency securities	308	(4)	67	(5)
Debt funds	670	(26)	1,601	(256)
Marketable equity securities	45	(11)	—	—
Total	$1,975	$(64)	$1,940	$(275)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at October 28, 2016:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended October 28, 2016 and October 30, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Three months ended October 28, 2016
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
July 29, 2016	$45	$1	$44
Total unrealized gains included in other comprehensive income	—	—	—
October 28, 2016	$45	$1	$44

Three months ended October 30, 2015
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
July 31, 2015	$103	$1	$102
Total unrealized gains included in other comprehensive income	—	—	—
October 30, 2015	$103	$1	$102

Six months ended October 28, 2016
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 29, 2016	$45	$1	$44
Total unrealized losses included in other comprehensive income	—	—	—
October 28, 2016	$45	$1	$44

Six months ended October 30, 2015
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 24, 2015	$106	$1	$105
Total unrealized losses included in other comprehensive income	(3)	—	(3)
October 30, 2015	$103	$1	$102
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	October 28, 2016		October 30, 2015
(in millions)	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$2,444	$76	$1,481	$5
Gross realized gains	57	25	4	20
Gross realized losses	(37)	—	(7)	—
Impairment losses recognized	—	(7)	—	(19)

	Six months ended
	October 28, 2016		October 30, 2015
(in millions)	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$3,542	$82	$2,718	$34
Gross realized gains	64	29	9	32
Gross realized losses	(49)	—	(12)	—
Impairment losses recognized	—	(10)	—	(42)

(1)	Includes available-for-sale debt securities.

(2)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
At October 28, 2016 and April 29, 2016, the credit loss portion of other-than temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three and six months ended October 28, 2016 and October 30, 2015, were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 28, 2016 and October 30, 2015 were not significant.
The October 28, 2016 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 28, 2016
Due in one year or less	$761
Due after one year through five years	3,056
Due after five years through ten years	2,928
Due after ten years	55
Total	$6,800
The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $85 million at both October 28, 2016 and April 29, 2016. The Company did not recognize any significant impairment charges related to marketable equity securities during the three and six months ended October 28, 2016, nor during the three months ended October 30, 2015. During the six months ended October 30, 2015, the Company determined that the fair values of certain marketable equity securities were below the carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million in impairment charges for the six months ended October 30, 2015, which were recognized within other expense, net in the consolidated statements of income.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. At October 28, 2016 and April 29, 2016, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method were $599 million and $506 million, respectively. Cost and equity method investments are measured at fair value on a nonrecurring basis. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. If there are identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment, the investment is assessed for impairment.
During the three and six months ended October 28, 2016 and October 30, 2015, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million and $10 million in impairment charges during the three and six months ended October 28, 2016, respectively, which were recognized in other expense, net in the consolidated statements of income. The Company recognized $19 million and $21 million in impairment charges during the three and six months ended October 30, 2015, respectively, which were recognized in other expense, net in the consolidated statements of income. Cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities without quoted market prices. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. Commercial paper outstanding at October 28, 2016 totaled $1.1 billion. No amounts were outstanding at April 29, 2016. During the three and six months ended October 28, 2016, the weighted average original maturity of the commercial paper outstanding was approximately 43 days and 37 days, respectively, and the weighted average interest rate was 0.80 percent and 0.78 percent, respectively. The issuance of commercial paper proportionately reduced the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five year credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. At October 28, 2016 and April 29, 2016, no amounts were outstanding.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remained in compliance with at October 28, 2016.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	October 28, 2016	April 29, 2016
6.000 percent ten-year 2008 CIFSA senior notes	2018	$—	$1,150
1.500 percent three-year 2015 senior notes	2018	1,000	1,000
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	766	766
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,000	4,000
Three-year term loan	2018	3,000	3,000
Interest rate swaps (Note 7)	2018 - 2022	80	89
Capital lease obligations	2018 - 2025	27	26
Bank borrowings	2018-2021	189	56
Debt premium	2018-2045	131	214
Deferred Financing Costs (1)	2018-2045	(129)	(138)
Total Long-Term Debt		$29,010	$30,109

(1)
We retrospectively adopted the guidance to simplify the presentation of deferred issuance costs in the quarter ending July 29, 2016. As a result, deferred issuance costs have been reclassified from other assets to long-term debt. See Note 2 to the consolidated financial statements for additional information.

Senior Notes
The Company has outstanding unsecured senior obligations including those described as senior notes in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at October 28, 2016. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company, and to fund the acquisition of Covidien in fiscal year 2015. For additional information regarding the terms of these agreements, refer to Note 7 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Financial Instruments Not Measured at Fair Value
At October 28, 2016, the total estimated fair value of the Company’s long-term debt, including the current portion, was $29.5 billion compared to a principal value of $27.4 billion. At April 29, 2016, the total estimated fair value was $29.8 billion compared to a principal value of $27.4 billion. The fair value was estimated using quoted market prices for the publicly registered senior notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

7. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 28, 2016 and April 29, 2016 was $10.9 billion and $10.8 billion, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at October 28, 2016 and April 29, 2016, was $5.1 billion and $5.0 billion, respectively.
The amounts and classification of the (losses) gains in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three and six months ended October 28, 2016 and October 30, 2015 were as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Classification	October 28, 2016	October 30, 2015
Currency exchange rate contracts (losses) gains	Other expense, net	$(38)	$(4)

(in millions)		Six months ended
Derivatives Not Designated as Hedging Instruments	Classification	October 28, 2016	October 30, 2015
Currency exchange rate contracts (losses) gains	Other expense, net	$(41)	$16
Cash Flow Hedges
Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of foreign currency cash flow hedges were recognized in earnings during the three and six months ended October 28, 2016 and October 30, 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and six months ended October 28, 2016 and October 30, 2015. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 28, 2016 and April 29, 2016, was $5.8 billion and $5.7 billion, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of gains (losses), location of the gains (losses) in the consolidated statements of income, and the accumulated other comprehensive (loss) income (AOCI) related to currency exchange rate contract derivative instruments designated as cash flow hedges for the three and six months ended October 28, 2016 and October 30, 2015 were as follows:

Three months ended October 28, 2016
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Classification	Amount
Currency exchange rate contracts	$69	Other expense, net	$6
Total	$69		$6
Three months ended October 30, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Classification	Amount
Currency exchange rate contracts	$17	Other expense, net	$89
		Cost of products sold	(15)
Total	$17		$74
Six months ended October 28, 2016
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Currency exchange rate contracts	$190	Other expense, net	$22
Total	$190		$22
Six months ended October 30, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Currency exchange rate contracts	$3	Other expense, net	$184
		Cost of products sold	(36)
Total	$3		$148
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in earnings during the three and six months ended October 28, 2016 and October 30, 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three and six months ended October 28, 2016 and October 30, 2015. At October 28, 2016, the Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed-rate of 3.10 percent in anticipation of planned debt issuances in fiscal year 2017.
For the three and six months ended October 28, 2016 and October 30, 2015, the reclassification of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net was not significant.
The unrealized losses on outstanding forward starting interest rate swap derivative instruments at October 28, 2016 and April 29, 2016 were $54 million and $48 million, respectively. Unrealized losses on outstanding forward starting interest rate swap derivative instruments were recorded in other liabilities, with the offset recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At October 28, 2016 and April 29, 2016, the Company had $16 million and $(90) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $66 million of after-tax net unrealized gains at October 28, 2016 will be reclassified into the consolidated statements of income over the next 12 months.
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
At October 28, 2016 and April 29, 2016, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
At October 28, 2016, the market value of outstanding interest rate swap agreements was a net $80 million unrealized gain, and the market value of the hedged item was a net $80 million unrealized loss. The amounts were recorded in other assets, other current assets, and other liabilities with the offsets recorded in long-term debt and current debt obligations in the consolidated balance sheets. No significant hedge ineffectiveness was recorded as a result of these fair value hedges for the three and six months ended October 28, 2016 and October 30, 2015.
During the three and six months ended October 28, 2016 and October 30, 2015, the Company did not have any significant ineffective fair value hedging instruments. In addition, during the three and six months ended October 28, 2016 and October 30, 2015, the Company did not recognize any significant gains or losses on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value amounts of derivative instruments reported in the consolidated balance sheets at October 28, 2016 and April 29, 2016. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not and are further segregated by type of contract within those two categories.

October 28, 2016
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments:
Currency exchange rate contracts	Other current assets	$207	Other accrued expenses	$98
Interest rate contracts	Other assets	80	Other liabilities	54
Currency exchange rate contracts	Other assets	80	Other liabilities	40
Total derivatives designated as hedging instruments		$367		$192
Derivatives not designated as hedging instruments:
Currency exchange rate contracts	Other current assets	$58	Other accrued expenses	$46
Cross currency interest rate contracts	Other current assets	1	Other accrued expenses	—
Cross currency interest rate contracts	Other assets	6	Other liabilities	10
Total derivatives not designated as hedging instruments		$65		$56

Total derivatives		$432		$248

April 29, 2016
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments:
Currency exchange rate contracts	Other current assets	$123	Other accrued expenses	$89
Interest rate contracts	Other assets	89	Other liabilities	48
Currency exchange rate contracts	Other assets	9	Other liabilities	54
Total derivatives designated as hedging instruments		$221		$191
Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$—	Other accrued expenses	$1
Currency exchange rate contracts	Other current assets	13	Other accrued expenses	23
Cross currency interest rate contracts	Other assets	14	Other liabilities	4
Total derivatives not designated as hedging instruments		$27		$28

Total derivatives		$248		$219

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis at October 28, 2016 and April 29, 2016.

	October 28, 2016		April 29, 2016
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$345	$87	$145	$103
Derivative liabilities	184	64	166	53
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

October 28, 2016		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$345	$(199)	$(19)	$127
Interest rate contracts	80	(19)	(2)	59
Cross currency interest rate contracts	7	(3)	—	4
	$432	$(221)	$(21)	$190

Derivative liabilities:
Currency exchange rate contracts	$(184)	$168	$—	$(16)
Interest rate contracts	(54)	50	—	(4)
Cross currency interest rate contracts	(10)	3	—	(7)
	$(248)	$221	$—	$(27)
Total	$184	$—	$(21)	$163

April 29, 2016		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$145	$(98)	$(1)	$46
Interest rate contracts	89	(20)	—	69
Cross currency interest rate contracts	14	—	—	14
	$248	$(118)	$(1)	$129

Derivative liabilities:
Currency exchange rate contracts	$(166)	$85	$26	$(55)
Interest rate contracts	(48)	34	—	(14)
Cross currency interest rate contracts	(4)	—	—	(4)
Commodity contracts	(1)	—	—	(1)
	$(219)	$119	$26	$(74)
Total	$29	$1	$25	$55

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

8. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, and other economic factors. Inventory balances were as follows:

(in millions)	October 28, 2016	April 29, 2016
Finished goods	$2,419	$2,242
Work in-process	533	499
Raw materials	765	732
Total	$3,717	$3,473
9. Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the six months ended October 28, 2016 were as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 29, 2016	$6,243	$23,784	$9,620	$1,853	$41,500
Goodwill as a result of acquisitions	509	226	37	—	772
Currency adjustment, net	(30)	(505)	(30)	—	(565)
October 28, 2016	$6,722	$23,505	$9,627	$1,853	$41,707
The Company assesses goodwill for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three or six months ended October 28, 2016 or October 30, 2015.
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets at October 28, 2016 and April 29, 2016 were as follows:

	October 28, 2016		April 29, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$18,727	$(1,864)	$18,596	$(1,331)
Purchased technology and patents	12,221	(3,379)	11,397	(2,976)
Trademarks and tradenames	832	(448)	854	(403)
Other	78	(36)	72	(31)
Total	$31,858	$(5,727)	$30,919	$(4,741)
Indefinite-lived:
IPR&D	$608		$721

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any intangible asset impairments during the three or six months ended October 28, 2016 or October 30, 2015.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The indefinite-lived intangibles impairment test requires the Company to perform an assessment involving several estimates about fair value. The Company calculates the excess of indefinite-lived intangibles asset fair values over their carrying values utilizing a discounted future cash flow analysis. During the three and six months ended October 28, 2016 the Company recognized an impairment to indefinite-lived intangibles of $5 million. During the three and six months ended October 30, 2015, the Company did not recognize any indefinite-lived intangibles impairments. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three and six months ended October 28, 2016 was $500 million and $987 million, respectively, and for the three and six months ended October 30, 2015 was $483 million and $964 million, respectively.
Estimated aggregate amortization expense by fiscal year based on the current carrying value of definite-lived intangible assets at October 28, 2016, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2017	$997
2018	1,971
2019	1,877
2020	1,829
2021	1,812
2022	1,768
10. Income Taxes
The Company’s effective tax rate for the three and six months ended October 28, 2016 was 8.3 percent and 7.3 percent, respectively, compared to 52.0 percent and 33.8 percent for the three and six months ended October 30, 2015, respectively. The change in the effective tax rate for the three and six months ended October 28, 2016 was primarily due to certain tax adjustments, the impact of restructuring charges, net, certain litigation charges, acquisition-related items, changes to certain deferred income tax balances and uncertain tax position reserves, and year over year changes in operational results by jurisdiction.
During the six months ended October 28, 2016, the Company's gross unrecognized tax benefits decreased from $2.7 billion to $1.9 billion. In addition, the Company has accrued gross interest and penalties of $274 million at October 28, 2016. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.8 billion would impact the Company’s effective tax rate. The Company has recorded all of the gross unrecognized tax benefits as a non-current liability within accrued income taxes on the consolidated balance sheets. The Company will continue to recognize interest and penalties related to income tax matters within provision for income taxes in the consolidated statements of income and record the liability within accrued income taxes on the consolidated balance sheets.
See Note 15 to the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Numerator:
Net income attributable to ordinary shareholders	$1,115	$520	$2,044	$1,340
Denominator:
Basic – weighted average shares outstanding	1,380.0	1,412.9	1,386.5	1,415.6
Effect of dilutive securities:
Employee stock options	9.3	12.2	9.9	12.7
Employee restricted stock units	3.2	3.6	3.6	4.3
Other	—	0.1	0.2	0.1
Diluted – weighted average shares outstanding	1,392.5	1,428.8	1,400.2	1,432.7

Basic earnings per share	$0.81	$0.37	$1.47	$0.95
Diluted earnings per share	$0.80	$0.36	$1.46	$0.94
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 5 million and 4 million ordinary shares for the three and six months ended October 28, 2016, respectively, and approximately 6 million and 3 million ordinary shares for the three and six months ended October 30, 2015, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. Additionally, the calculation of weighted average diluted shares outstanding excludes no shares and approximately 3 million shares for the three and six months ended October 28, 2016, respectively, and 22 million and 21 million shares for the three and six months ended October 30, 2015, respectively, because the performance criteria had not yet been met. The calculation of weighted average diluted shares outstanding excludes approximately 1 million restricted stock units for each of the three and six months ended October 28, 2016 and October 30, 2015, because the performance criteria had not yet been met.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

12. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock awards, and employee stock purchase plan shares recognized for the three and six months ended October 28, 2016 and October 30, 2015:

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Stock options	$53	$62	$91	$119
Restricted stock awards	54	46	88	80
Employee stock purchase plan shares	4	5	11	10
Total stock-based compensation expense	$111	$113	$190	$209

Cost of products sold	$15	$14	$26	$26
Research and development expense	13	12	22	20
Selling, general, and administrative expense	73	65	124	114
Restructuring charges, net	1	6	2	14
Acquisition-related items	9	16	16	35
Total stock-based compensation expense	$111	$113	$190	$209
Income tax benefits	(33)	(34)	(54)	(63)
Total stock-based compensation expense, net of tax	$78	$79	$136	$146
13. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 28, 2016 and October 30, 2015:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Service cost	$29	$30	$19	$22
Interest cost	27	31	6	9
Expected return on plan assets	(47)	(45)	(12)	(13)
Amortization of net actuarial loss	23	24	4	6
Net periodic benefit cost	$32	$40	$17	$24

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Service cost	$58	$60	$38	$44
Interest cost	54	62	12	18
Expected return on plan assets	(94)	(90)	(24)	(26)
Amortization of net actuarial loss	46	48	8	12
Net periodic benefit cost	$64	$80	$34	$48

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Accumulated Other Comprehensive (Loss) Income and Supplemental Equity Disclosure
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities (1)	Cumulative Translation Adjustments (2)	Net Change in Retirement Obligations (3)	Unrealized Gain (Loss) on Derivatives (4)	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2016, net of tax	$(107)	$(474)	$(1,197)	$(90)	$(1,868)
Other comprehensive income (loss) before reclassifications, before tax	132	(686)	—	184	(370)
Tax expense	(44)	—	—	(66)	(110)
Other comprehensive income (loss) before reclassifications, net of tax	88	(686)	—	118	(480)
Reclassifications, before tax	(20)	—	54	(19)	15
Tax (expense) benefit	7	—	(10)	8	5
Reclassifications, net of tax	(13)	—	44	(11)	20
Other comprehensive income (loss), net of tax	75	(686)	44	107	(460)
October 28, 2016, net of tax	$(32)	$(1,160)	$(1,153)	$17	$(2,328)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities (1)	Cumulative Translation Adjustments (2)	Net Change in Retirement Obligations (3)	Unrealized Gain (Loss) on Derivatives (4)	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2015, net of tax	$14	$(277)	$(1,131)	$210	$(1,184)
Other comprehensive (loss) income before reclassifications, before tax	(302)	(59)	(5)	44	(322)
Tax benefit (expense)	108	—	—	(17)	91
Other comprehensive (loss) income before reclassifications, net of tax	(194)	(59)	(5)	27	(231)
Reclassifications, before tax	(20)	—	60	(133)	(93)
Tax benefit (expense)	7	—	(20)	50	37
Reclassifications, net of tax	(13)	—	40	(83)	(56)
Other comprehensive (loss) income, net of tax	(207)	(59)	35	(56)	(287)
October 30, 2015, net of tax	$(193)	$(336)	$(1,096)	$154	$(1,471)

(1)	Represents net realized gains (losses) on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 5).

(2)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(3)	Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 13).

(4)
Relates to currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 7).

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The supplemental equity schedule below presents changes in the Company's noncontrolling interests and total shareholders' equity for the six months ended October 28, 2016.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 29, 2016	$52,063	$—	$52,063
Net income	2,044	(4)	2,040
Other comprehensive loss	(460)	—	(460)
Dividends to shareholders	(1,192)	—	(1,192)
Issuance of shares under stock purchase and award plans	260	—	260
Repurchase of ordinary shares	(2,794)	—	(2,794)
Tax benefit from exercise of stock-based awards	75	—	75
Stock-based compensation	190	—	190
Additions of noncontrolling ownership interests	—	111	111
October 28, 2016	$50,186	$107	$50,293
15. Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations in the United States and around the world, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues or limit the Company's ability to conduct business in applicable jurisdictions. The Company records a liability in the consolidated financial statements for loss contingencies related to legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At October 28, 2016 and April 29, 2016, accrued certain litigation charges were approximately $1.0 billion. The ultimate cost to the Company with respect to accrued certain litigation charges could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows. The Company includes accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets.
In addition to litigation contingencies, the Company also has certain income tax and guarantee obligations that may potentially result in future charges. While it is not possible to predict the outcome for most of the matters discussed below, the Company believes it is possible that charges associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
INFUSE Litigation
The Company estimates law firms representing approximately 6,000 claimants have asserted or intend to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of December 1, 2016, the Company has reached agreements to settle approximately 4,300 of these claims, and certain of the remaining claims are expected to proceed to trial beginning in fiscal year 2017. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
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
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In July 2015, the Company and Bard agreed that Bard would pay the Company $121 million towards the settlement of 11,000 of these claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of December 1, 2016, the Company has reached agreements to settle approximately 7,600 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
Patent Litigation
Ethicon
On December 14, 2011, Ethicon filed an action against Covidien in the U.S. District Court for the Southern District of Ohio, alleging patent infringement and seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien's favor, and the majority of this ruling was affirmed by the Federal Circuit on August 7, 2015. Following appeal, the case was remanded back to the District Court with respect to one patent. On January 21, 2016, Covidien filed a second action in the U.S. District Court for the Southern District of Ohio, seeking a declaration of non-infringement with respect to a second set of patents held by Ethicon. The court consolidated this second action with the remaining patent issues from the first action. In addition to claims of non-infringement, the Company asserts affirmative defenses of invalidity for each of the patents-in-suit. The case is currently in the fact discovery stage. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

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
HEARTWARE
On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against HeartWare on behalf of all persons and entities who purchased or otherwise acquired shares of HeartWare from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims HeartWare and one of its executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, HeartWare’s response to a June 2014 FDA warning letter, the development of the Miniaturized Ventricular Assist Device (MVAD) System and the proposed acquisition of Valtech Cardio Ltd. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of HeartWare’s stock during the Class Period. In August of 2016 the Company acquired HeartWare.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982, and is responsible for the costs of completing an environmental site investigation as required by the Maine Department of Environmental Protection (MDEP). MDEP served a compliance order on Mallinckrodt LLC and U.S. Surgical Corporation, subsidiaries of Covidien, in December 2008, which included a directive to remove a significant volume of soils at the site. After a hearing on the compliance order before the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. On June 9, 2016, the U.S. Tax court issued its opinion with respect to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. During November 2016, Medtronic and the IRS entered into a Stipulation of Settled Issues with the Tax Court which resolved the one-time repatriation holiday as an outstanding issue unless, either party concludes to appeal the Tax Court Opinion and a final decision is inconsistent with the U.S. Tax Court Opinion. An appeal of the U.S. Tax Court Opinion must be filed within 90 days of the final decision by the Tax Court. The final decision by the Tax Court is expected to occur later this fiscal year once all administrative matters for fiscal years 2005 and 2006 are resolved.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Net sales and income from operations before income taxes by reportable segment are as follows:

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Cardiac and Vascular Group	$2,584	$2,482	$5,102	$5,050
Minimally Invasive Therapies Group	2,473	2,356	4,897	4,812
Restorative Therapies Group	1,826	1,770	3,598	3,576
Diabetes Group	462	450	914	894
Total net sales	$7,345	$7,058	$14,511	$14,332

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Cardiac and Vascular Group	$716	$755	$1,372	$1,572
Minimally Invasive Therapies Group	347	348	630	682
Restorative Therapies Group	501	483	1,008	964
Diabetes Group	114	122	226	240
Total reportable segments’ income from operations before income taxes	1,678	1,708	3,236	3,458
Impact of inventory step-up	(38)	—	(38)	(226)
Restructuring charges, net (1)	(47)	(73)	(151)	(140)
Certain litigation charges	—	(26)	(82)	(26)
Acquisition-related items	(28)	(49)	(80)	(120)
Interest expense, net	(173)	(217)	(352)	(408)
Corporate	(180)	(260)	(333)	(515)
Total income from operations before income taxes	$1,212	$1,083	$2,200	$2,023

(1)	Restructuring charges, net within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Americas (1)	$4,471	$4,390	$8,768	$8,835
EMEA (2)	1,592	1,567	3,243	3,236
Asia-Pacific	890	736	1,712	1,506
Greater China	392	365	788	755
Total net sales	$7,345	$7,058	$14,511	$14,332
(1) The U.S., which is included in the Americas, had net sales to external customers of $4.2 billion and $8.2 billion for the three and six months ended October 28, 2016, respectively, compared to $4.1 billion and $8.2 billion for the three and six months ended October 30, 2015.
(2) EMEA consists of the following: Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented.

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

The following presents the Company’s Consolidating Statements of Comprehensive Income for the three and six months ended October 28, 2016 and October 30, 2015, Condensed Consolidating Balance Sheets at October 28, 2016 and April 29, 2016, and Condensed Consolidating Statements of Cash Flows for the six months ended October 28, 2016 and October 30, 2015. Condensed consolidating financial information for the Parent Company Guarantor, Subsidiary Issuer, and Subsidiary Guarantor(s), on a stand-alone basis, is presented using the equity method of accounting.

During the second quarter of fiscal year 2017, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.
The Company made revisions to its consolidating statements of comprehensive income of the guarantees of the Medtronic Senior Notes and CIFSA Senior notes as previously presented in Note 18 in the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2015, resulting in an incorrect presentation of the Equity in net (income) loss of subsidiaries balances for both the three and six months ended October 30, 2015. In the consolidating statements of comprehensive income of the guarantees of the Medtronic Senior Notes the $7.1 billion revision resulted in additional income reported in the equity in net (income) loss of subsidiaries line item in the Subsidiary Issuer (Medtronic, Inc.) column. In the consolidating statements of comprehensive income of the guarantees of the CIFSA Senior Notes the $7.1 billion revision resulted in reduced income reported in the equity in net (income) loss of subsidiaries line item in the Subsidiary Issuer (CIFSA) column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 28, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$337	$—	$7,344	$(336)	$7,345

Costs and expenses:
Cost of products sold	—	243	—	2,412	(329)	2,326
Research and development expense	—	158	—	396	—	554
Selling, general, and administrative expense	3	284	—	2,129	—	2,416
Restructuring charges, net	—	1	—	46	—	47
Acquisition-related items	—	37	—	(9)	—	28
Amortization of intangible assets	—	3	—	497	—	500
Other (income) expense, net	(86)	(597)	—	772	—	89
Operating profit (loss)	83	208	—	1,101	(7)	1,385

Interest income	—	(59)	(165)	(286)	419	(91)
Interest expense	25	396	11	251	(419)	264
Interest expense (income), net	25	337	(154)	(35)	—	173
Equity in net (income) loss of subsidiaries	(1,055)	(864)	(901)	—	2,820	—
Income from operations before income taxes	1,113	735	1,055	1,136	(2,827)	1,212
Provision (benefit) for income taxes	(2)	28	—	75	—	101
Net income	1,115	707	1,055	1,061	(2,827)	1,111
Net loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Medtronic	1,115	707	1,055	1,065	(2,827)	1,115
Other comprehensive income (loss), net of tax	(304)	47	(304)	(329)	586	(304)
Total comprehensive income	$811	$754	$751	$736	$(2,241)	$811

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 28, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$685	$—	$14,510	$(684)	$14,511

Costs and expenses:
Cost of products sold	—	492	—	4,779	(684)	4,587
Research and development expense	—	321	—	789	—	1,110
Selling, general, and administrative expense	6	564	—	4,274	—	4,844
Restructuring charges, net	—	18	—	123	—	141
Certain litigation charges	—	—	—	82	—	82
Acquisition-related items	—	60	—	20	—	80
Amortization of intangible assets	—	6	—	981	—	987
Other (income) expense, net	(74)	(1,306)	—	1,508	—	128
Operating profit (loss)	68	530	—	1,954	—	2,552

Interest (income)	—	(121)	(321)	(424)	682	(184)
Interest expense	41	806	12	359	(682)	536
Interest (income) expense, net	41	685	(309)	(65)	—	352
Equity in net (income) of subsidiaries	(2,013)	(2,099)	(1,704)	—	5,816	—
Income (loss) from operations before income taxes	2,040	1,944	2,013	2,019	(5,816)	2,200
Provision (benefit) for income taxes	(4)	50	—	114	—	160
Net income (loss)	2,044	1,894	2,013	1,905	(5,816)	2,040
Net loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Medtronic	2,044	1,894	2,013	1,909	(5,816)	2,044
Other comprehensive income (loss), net of tax	(460)	142	(460)	(500)	818	(460)
Total comprehensive income	$1,584	$2,036	$1,553	$1,409	$(4,998)	$1,584

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 30, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$362	$—	$7,058	$(362)	$7,058

Costs and expenses:
Cost of products sold	—	252	—	2,289	(359)	2,182
Research and development expense	—	153	—	392	—	545
Selling, general, and administrative expense	2	264	—	2,077	—	2,343
Restructuring charges, net	—	5	—	68	—	73
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	55	—	(6)	—	49
Amortization of intangible assets	—	3	—	480	—	483
Other (income) expense, net	(68)	(541)	—	666	—	57
Operating profit (loss)	66	171	—	1,066	(3)	1,300

Interest income	—	(57)	(173)	(110)	233	(107)
Interest expense	4	455	2	96	(233)	324
Interest expense (income), net	4	398	(171)	(14)	—	217
Equity in net (income) loss of subsidiaries	(456)	(1,184)	(285)	—	1,925	—
Income from operations before income taxes	518	957	456	1,080	(1,928)	1,083
Provision (benefit) for income taxes	(2)	3	—	562	—	563
Net income	520	954	456	518	(1,928)	520
Other comprehensive income (loss), net of tax	(115)	(103)	(115)	(148)	366	(115)
Total comprehensive income	$405	$851	$341	$370	$(1,562)	$405

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 30, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$736	$—	$14,331	$(735)	$14,332

Costs and expenses:
Cost of products sold	—	508	—	4,830	(700)	4,638
Research and development expense	—	315	—	788	—	1,103
Selling, general, and administrative expense	4	511	—	4,277	—	4,792
Restructuring charges, net	—	5	—	135	—	140
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	55	—	65	—	120
Amortization of intangible assets	—	6	—	958	—	964
Other (income) expense, net	(85)	(928)	—	1,131	—	118
Operating profit (loss)	81	264	—	2,121	(35)	2,431

Interest income	—	(121)	(358)	(222)	479	(222)
Interest expense	5	899	3	202	(479)	630
Interest (income) expense, net	5	778	(355)	(20)	—	408
Equity in net income of subsidiaries	(1,256)	(2,126)	(901)	—	4,283	—
Income from operations before income taxes	1,332	1,612	1,256	2,141	(4,318)	2,023
Provision (benefit) for income taxes	(8)	(159)	—	850	—	683
Net income	1,340	1,771	1,256	1,291	(4,318)	1,340
Other comprehensive income (loss), net of tax	(287)	(256)	(287)	(367)	910	(287)
Total comprehensive income	$1,053	$1,515	$969	$924	$(3,408)	$1,053

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
October 28, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$71	$108	$2,775	$—	$2,954
Investments	—	—	—	8,303	—	8,303
Accounts receivable, net	—	—	—	5,661	—	5,661
Inventories	—	163	—	3,857	(303)	3,717
Intercompany receivable	219	—	—	14,039	(14,258)	—
Other current assets	8	173	—	1,710	—	1,891
Total current assets	227	407	108	36,345	(14,561)	22,526
Property, plant, and equipment, net	—	1,205	—	3,686	—	4,891
Goodwill	—	—	—	41,707	—	41,707
Other intangible assets, net	—	25	—	26,714	—	26,739
Tax assets	—	700	—	550	—	1,250
Investment in subsidiaries	54,009	72,452	40,933	—	(167,394)	—
Intercompany loans receivable	3,000	8,388	22,320	29,995	(63,703)	—
Other assets	—	448	—	845	—	1,293
Total assets	$57,236	$83,625	$63,361	$139,842	$(245,658)	$98,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$500	$1,130	$1,737	$—	$3,367
Accounts payable	—	270	—	1,389	—	1,659
Intercompany payable	24	11,716	—	2,518	(14,258)	—
Accrued compensation	4	590	—	883	—	1,477
Other accrued expenses	11	443	—	2,644	—	3,098
Total current liabilities	39	13,519	1,130	9,171	(14,258)	9,601
Long-term debt	—	26,650	—	2,360	—	29,010
Accrued compensation and retirement benefits	—	1,323	—	445	—	1,768
Accrued income taxes	10	1,578	—	793	—	2,381
Long-term intercompany loans payable	7,001	10,236	15,225	31,241	(63,703)	—
Deferred tax liabilities	—	—	—	3,754	—	3,754
Other liabilities	—	216	—	1,383	—	1,599
Total liabilities	7,050	53,522	16,355	49,147	(77,961)	48,113
Shareholders’ equity	50,186	30,103	47,006	90,588	(167,697)	50,186
Noncontrolling interests	—	—	—	107	—	107
Total equity	50,186	30,103	47,006	90,695	(167,697)	50,293
Total liabilities and equity	$57,236	$83,625	$63,361	$139,842	$(245,658)	$98,406

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$55	$—	$2,821	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	162	—	3,511	(200)	3,473
Intercompany receivable	403	141,368	—	162,278	(304,049)	—
Other current assets	24	271	—	1,636	—	1,931
Total current assets	427	141,856	—	185,566	(304,249)	23,600
Property, plant, and equipment, net	—	1,139	—	3,702	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	31	—	26,868	—	26,899
Tax assets	—	690	—	693	—	1,383
Investment in subsidiaries	52,608	68,906	49,698	—	(171,212)	—
Intercompany loans receivable	3,000	8,884	10,203	18,140	(40,227)	—
Other assets	—	506	—	915	—	1,421
Total assets	$56,035	$222,012	$59,901	$277,384	$(515,688)	$99,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$493	$—	$993
Accounts payable	—	288	—	1,421	—	1,709
Intercompany payable	—	151,687	—	152,362	(304,049)	—
Accrued compensation	32	616	—	1,064	—	1,712
Other accrued expenses	12	243	—	2,496	—	2,751
Total current liabilities	44	153,334	—	157,836	(304,049)	7,165
Long-term debt	—	26,646	—	3,463	—	30,109
Accrued compensation and retirement benefits	—	1,258	—	501	—	1,759
Accrued income taxes	10	1,422	—	1,471	—	2,903
Long-term intercompany loans payable	3,918	10,128	14,297	11,884	(40,227)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	202	—	1,714	—	1,916
Total liabilities	3,972	192,990	14,297	180,598	(344,276)	47,581
Total shareholders' equity	52,063	29,022	45,604	96,786	(171,412)	52,063
Total liabilities and shareholders' equity	$56,035	$222,012	$59,901	$277,384	$(515,688)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 28, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$644	$513	$163	$1,702	$—	$3,022
Investing Activities:
Acquisitions, net of cash acquired	—	(918)	—	(388)	—	(1,306)
Additions to property, plant, and equipment	—	(161)	—	(437)	—	(598)
Purchases of investments	—	—	—	(2,272)	162	(2,110)
Sales and maturities of investments	—	210	—	3,577	(162)	3,625
Net (increase) decrease in intercompany loans	—	496	(2,117)	(1,855)	3,476	—
Capital contribution paid	—	(233)	—	—	233	—
Other investing activities, net	—	—	—	32	—	32
Net cash provided by (used in) investing activities	—	(606)	(2,117)	(1,343)	3,709	(357)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(36)	—	(36)
Change in current debt obligations, net	—	—	1,130	24	—	1,154
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	4	—	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	—	—	(252)	—	(252)
Dividends to shareholders	(1,192)	—	—	—	—	(1,192)
Issuance of ordinary shares	260	—	—	—	—	260
Repurchase of ordinary shares	(2,794)	—	—	—	—	(2,794)
Net intercompany loan borrowings (repayments)	3,082	109	928	(643)	(3,476)	—
Capital contribution	—	—	—	233	(233)	—
Other financing activities	—	—	—	74	—	74
Net cash provided by (used in) financing activities	(644)	109	2,062	(469)	(3,709)	(2,651)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	64	—	64
Net change in cash and cash equivalents	—	16	108	(46)	—	78
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$71	$108	$2,775	$—	$2,954

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 30, 2015
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(24)	$502	$(1,164)	$2,781	$—	$2,095
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(997)	—	(997)
Additions to property, plant, and equipment	—	(129)	—	(317)	—	(446)
Purchases of investments	—	—	—	(3,370)	—	(3,370)
Sales and maturities of investments	—	—	—	2,752	—	2,752
Net (increase) decrease in intercompany loans	—	(562)	(330)	(1,657)	2,549	—
Other investing activities, net	—	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities	—	(691)	(330)	(3,602)	2,549	(2,074)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(19)	—	(19)
Change in current debt obligations, net	—	—	1,277	—	—	1,277
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	48	—	—	48
Issuance of long-term debt	—	—	—	—	—	—
Payments on long-term debt	—	(600)	—	(1,008)	—	(1,608)
Dividends to shareholders	(1,075)	—	—	—	—	(1,075)
Issuance of ordinary shares	263	—	—	—	—	263
Repurchase of ordinary shares	(1,460)	—	—	—	—	(1,460)
Net intercompany loan borrowings (repayments)	1,985	3	—	561	(2,549)	—
Other financing activities	49	—	—	—	—	49
Net cash (used in) provided by financing activities	(238)	(597)	1,325	(466)	(2,549)	(2,525)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	39	—	39
Net change in cash and cash equivalents	(262)	(786)	(169)	(1,248)	—	(2,465)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$1	$285	$1	$2,091	$—	$2,378

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 28, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,345	$—	$7,345

Costs and expenses:
Cost of products sold	—	—	—	2,326	—	2,326
Research and development expense	—	—	—	554	—	554
Selling, general, and administrative expense	3	—	1	2,412	—	2,416
Restructuring charges, net	—	—	—	47	—	47
Certain litigation charges	—	—	—	—	—	—
Acquisition-related items	—	—	—	28	—	28
Amortization of intangible assets	—	—	—	500	—	500
Other expense, net	(86)	—	—	175	—	89
Operating profit (loss)	83	—	(1)	1,303	—	1,385

Interest income	—	(18)	(166)	(102)	195	(91)
Interest expense	25	23	11	400	(195)	264
Interest expense (income), net	25	5	(155)	298	—	173
Equity in net (income) loss of subsidiaries	(1,055)	(440)	(901)	—	2,396	—
Income from operations before income taxes	1,113	435	1,055	1,005	(2,396)	1,212
Provision (benefit) for income taxes	(2)	—	—	103	—	101
Net income	1,115	435	1,055	902	(2,396)	1,111
Net loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Medtronic	1,115	435	1,055	906	(2,396)	1,115
Other comprehensive income (loss), net of tax	(304)	(23)	(304)	(304)	631	(304)
Total comprehensive income	$811	$412	$751	$602	$(1,765)	$811

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 28, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$14,511	$—	$14,511

Costs and expenses:
Cost of products sold	—	—	—	4,587	—	4,587
Research and development expense	—	—	—	1,110	—	1,110
Selling, general, and administrative expense	6	—	1	4,837	—	4,844
Restructuring charges, net	—	—	—	141	—	141
Certain litigation charges, net	—	—	—	82	—	82
Acquisition-related items	—	—	—	80	—	80
Amortization of intangible assets	—	—	—	987	—	987
Other (income) expense, net	(74)	—	—	202	—	128
Operating profit (loss)	68	—	(1)	2,485	—	2,552

Interest income	—	(47)	(324)	(207)	394	(184)
Interest expense	41	56	13	820	(394)	536
Interest expense (income), net	41	9	(311)	613	—	352
Equity in net (income) loss of subsidiaries	(2,013)	(1,245)	(1,703)	—	4,961	—
Income from operations before income taxes	2,040	1,236	2,013	1,872	(4,961)	2,200
Provision (benefit) for income taxes	(4)	—	—	164	—	160
Net income	2,044	1,236	2,013	1,708	(4,961)	2,040
Net loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to Medtronic	2,044	1,236	2,013	1,712	(4,961)	2,044
Other comprehensive loss, net of tax	(460)	19	(460)	(460)	901	(460)
Total comprehensive income (loss)	$1,584	$1,255	$1,553	$1,252	$(4,060)	$1,584

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 30, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,058	$—	$7,058

Costs and expenses:
Cost of products sold	—	—	—	2,182	—	2,182
Research and development expense	—	—	—	545	—	545
Selling, general, and administrative expense	2	—	—	2,341	—	2,343
Restructuring charges, net	—	—	—	73	—	73
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	—	—	49	—	49
Amortization of intangible assets	—	—	—	483	—	483
Other (income) expense, net	(68)	—	12	113	—	57
Operating profit (loss)	66	—	(12)	1,246	—	1,300

Interest income	—	(153)	(174)	(109)	329	(107)
Interest expense	4	31	2	616	(329)	324
Interest expense (income), net	4	(122)	(172)	507	—	217
Equity in net (income) loss of subsidiaries	(456)	109	(296)	—	643	—
Income from operations before income taxes	518	13	456	739	(643)	1,083
Provision (benefit) for income taxes	(2)	—	—	565	—	563
Net income	520	13	456	174	(643)	520
Other comprehensive income (loss), net of tax	(115)	(6)	(115)	(115)	236	(115)
Total comprehensive income	405	7	341	59	(407)	405

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 30, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$14,332	$—	$14,332

Costs and expenses:
Cost of products sold	—	—	—	4,638	—	4,638
Research and development expense	—	—	—	1,103	—	1,103
Selling, general, and administrative expense	4	1	—	4,787	—	4,792
Restructuring charges, net	—	—	—	140	—	140
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	—	—	120	—	120
Amortization of intangible assets	—	—	—	964	—	964
Other (income) expense, net	(85)	—	12	191	—	118
Operating profit (loss)	81	(1)	(12)	2,363	—	2,431

Interest income	—	(317)	(358)	(226)	679	(222)
Interest expense	5	66	3	1,235	(679)	630
Interest expense (income), net	5	(251)	(355)	1,009	—	408
Equity in net (income) loss of subsidiaries	(1,256)	33	(913)	—	2,136	—
Income from operations before income taxes	1,332	217	1,256	1,354	(2,136)	2,023
Provision (benefit) for income taxes	(8)	—	—	691	—	683
Net income	1,340	217	1,256	663	(2,136)	1,340
Other comprehensive income (loss), net of tax	(287)	828	(287)	(287)	(254)	(287)
Total comprehensive income	1,053	1,045	969	376	(2,390)	1,053

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
October 28, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$326	$108	$2,520	$—	$2,954
Investments	—	—	—	8,303	—	8,303
Accounts receivable, net	—	—	—	5,661	—	5,661
Inventories	—	—	—	3,717	—	3,717
Intercompany receivable	219	—	60	24	(303)	—
Other current assets	8	—	—	1,883	—	1,891
Total current assets	227	326	168	22,108	(303)	22,526
Property, plant, and equipment, net	—	—	—	4,891	—	4,891
Goodwill	—	—	—	41,707	—	41,707
Other intangible assets, net	—	—	—	26,739	—	26,739
Tax assets	—	—	—	1,250	—	1,250
Investment in subsidiaries	54,009	20,775	39,609	—	(114,393)	—
Intercompany loans receivable	3,000	5,055	23,585	18,513	(50,153)	—
Other assets	—	—	—	1,293	—	1,293
Total assets	$57,236	$26,156	$63,362	$116,501	$(164,849)	$98,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$1,201	$1,130	$1,036	$—	$3,367
Accounts payable	—	—	—	1,659	—	1,659
Intercompany payable	24	—	—	279	(303)	—
Accrued compensation	4	—	—	1,473	—	1,477
Other accrued expenses	11	23	—	3,064	—	3,098
Total current liabilities	39	1,224	1,130	7,511	(303)	9,601
Long-term debt	—	2,145	—	26,865	—	29,010
Accrued compensation and retirement benefits	—	—	—	1,768	—	1,768
Accrued income taxes	10	—	—	2,371	—	2,381
Long-term intercompany loans payable	7,001	4,553	15,226	23,373	(50,153)	—
Deferred tax liabilities	—	—	—	3,754	—	3,754
Other liabilities	—	—	—	1,599	—	1,599
Total liabilities	7,050	7,922	16,356	67,241	(50,456)	48,113
Shareholders’ equity	50,186	18,234	47,006	49,153	(114,393)	50,186
Noncontrolling interests	—	—	—	107	—	107
Total equity	50,186	18,234	47,006	49,260	(114,393)	50,293
Total liabilities and equity	$57,236	$26,156	$63,362	$116,501	$(164,849)	$98,406

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$208	$—	$2,668	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	—	—	3,473	—	3,473
Intercompany receivable	403	—	61	—	(464)	—
Other current assets	24	—	—	1,907	—	1,931
Total current assets	427	208	61	23,368	(464)	23,600
Property, plant, and equipment, net	—	—	1	4,840	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	—	—	26,899	—	26,899
Tax assets	—	—	—	1,383	—	1,383
Investment in subsidiaries	52,608	36,473	48,375	—	(137,456)	—
Intercompany loans receivable	3,000	8,253	11,465	27,724	(50,442)	—
Other assets	—	—	—	1,421	—	1,421
Total assets	$56,035	$44,934	$59,902	$127,135	$(188,362)	$99,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$993	$—	$993
Accounts payable	—	—	—	1,709	—	1,709
Intercompany payable	—	—	—	464	(464)	—
Accrued compensation	32	—	—	1,680	—	1,712
Other accrued expenses	12	24	—	2,715	—	2,751
Total current liabilities	44	24	—	7,561	(464)	7,165
Long-term debt	—	3,382	—	26,727	—	30,109
Accrued compensation and retirement benefits	—	—	—	1,759	—	1,759
Accrued income taxes	10	—	—	2,893	—	2,903
Long-term intercompany loans payable	3,918	14,689	14,298	17,537	(50,442)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	—	—	1,916	—	1,916
Total liabilities	3,972	18,095	14,298	62,122	(50,906)	47,581
Total shareholders' equity	52,063	26,839	45,604	65,013	(137,456)	52,063
Total liabilities and shareholders' equity	$56,035	$44,934	$59,902	$127,135	$(188,362)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 28, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$644	$(41)	$162	$2,257	$—	$3,022
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,306)	—	(1,306)
Additions to property, plant, and equipment	—	—	—	(598)	—	(598)
Purchases of investments	—	—	—	(2,110)	—	(2,110)
Sales and maturities of investments	—	—	—	3,625	—	3,625
Net (increase) decrease in intercompany loans receivable	—	3,198	(2,117)	2,707	(3,788)	—
Intercompany dividend received	—	920	—	—	(920)	—
Capital contributions paid	—	(325)	—	—	325	—
Other investing activities, net	—	—	—	32	—	32
Net cash provided by (used in) investing activities	—	3,793	(2,117)	2,350	(4,383)	(357)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(36)	—	(36)
Change in current debt obligations, net	—	—	1,130	24	—	1,154
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	4	—	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	—	—	(252)	—	(252)
Dividends to shareholders	(1,192)	—	—	—	—	(1,192)
Issuance of ordinary shares	260	—	—	—	—	260
Repurchase of ordinary shares	(2,794)	—	—	—	—	(2,794)
Net intercompany loan borrowings (repayments)	3,082	(3,634)	929	(4,165)	3,788	—
Intercompany dividend paid	—	—	—	(920)	920	—
Capital contributions received	—	—	—	325	(325)	—
Other financing activities	—	—	—	74	—	74
Net cash provided by (used in) financing activities	(644)	(3,634)	2,063	(4,819)	4,383	(2,651)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	64	—	64
Net change in cash and cash equivalents	—	118	108	(148)	—	78
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$326	$108	$2,520	$—	$2,954

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 30, 2015
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(24)	$2,653	$(968)	$2,984	$(2,550)	$2,095
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(997)	—	(997)
Additions to property, plant, and equipment	—	—	—	(446)	—	(446)
Purchases of investments	—	—	—	(3,370)	—	(3,370)
Sales and maturities of investments	—	—	—	2,752	—	2,752
Net (increase) decrease in intercompany loans receivable	—	(1,774)	(524)	(49)	2,347	—
Other investing activities, net	—	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities	—	(1,774)	(524)	(2,123)	2,347	(2,074)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(19)	—	(19)
Change in current debt obligations, net	—	—	1,277	—	—	1,277
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	48	—	—	48
Payments on long-term debt	—	(1,000)	—	(608)	—	(1,608)
Dividends to shareholders	(1,075)	—	—	—	—	(1,075)
Issuance of ordinary shares	263	—	—	—	—	263
Repurchase of ordinary shares	(1,460)	—	—	—	—	(1,460)
Net intercompany loan borrowings (repayments)	1,985	(467)	(2)	831	(2,347)	—
Intercompany dividend paid	—	—	—	(2,550)	2,550	—
Other financing activities	49	—	—	—	—	49
Net cash provided by (used in) financing activities	(238)	(1,467)	1,323	(2,346)	203	(2,525)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	39	—	39
Net change in cash and cash equivalents	(262)	(588)	(169)	(1,446)	—	(2,465)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$1	$140	$1	$2,236	$—	$2,378

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto as of October 28, 2016.
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

Net income attributable to Medtronic for the three months ended October 28, 2016 was $1.1 billion, or $0.80 per diluted share, as compared to net income attributable to Medtronic of $520 million, or $0.36 per diluted share, for the three months ended October 30, 2015, representing increases of 114 percent and 122 percent, respectively.

Net income attributable to Medtronic for the six months ended October 28, 2016 was $2.0 billion, or $1.46 per dilutive share, as compared to net income of $1.3 billion, or $0.94 per dilutive share, for the six months ended October 30, 2015, representing increases of 53 percent and 55 percent, respectively.

The table below illustrates net sales by operating segment for the three and six months ended October 28, 2016 and October 30, 2015:

	Three months ended			Six months ended
(in millions)	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Cardiac and Vascular Group	$2,584	$2,482	4%	$5,102	$5,050	1%
Minimally Invasive Therapies Group	2,473	2,356	5	4,897	4,812	2
Restorative Therapies Group	1,826	1,770	3	3,598	3,576	1
Diabetes Group	462	450	3	914	894	2
Total Net Sales	$7,345	$7,058	4%	$14,511	$14,332	1%

Currency translation had a favorable impact of $50 million and $43 million on net sales for the three and six months ended October 28, 2016, respectively, as compared to the same periods in the prior fiscal year. Our change in net sales for the six months ended October 28, 2016 was unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016, resulting from our 52/53 week fiscal year calendar. The Cardiac and Vascular Group’s performance for the three and six months ended October 28, 2016 was primarily due to solid net sales in AF solutions and Diagnostics within Cardiac Rhythm & Heart Failure and Aortic & Peripheral Vascular and from the acquisition of HeartWare during the second quarter of fiscal year 2017, offset by declines in cardiac rhythm implantables in Cardiac Rhythm & Heart Failure, which declined in-line with the global market, and competitive challenges in Coronary & Structural Heart related to drug-eluting stents and transcatheter aortic valve replacements. The Minimally Invasive Therapies Group performance for the three and six months ended October 28, 2016 was impacted by consistent performance in Surgical Solutions business and Patient Monitoring & Recovery as a result of strong performance in advanced stapling and advanced energy, strong sales of the Puritan Bennett 980 ventilator which returned to the market after a shipping hold, and increased growth in Emerging Markets, as well as Renal Care Solutions, due to the acquisition of Bellco, partially offset by increased competition in the U.S. stemming from reprocessing of advanced energy instruments, and in the Middle East from the timing of tenders. The Restorative Therapies Group’s performance for the three months ended October 28, 2016 was driven by continued improvement in Spine, as well as solid Brain Therapies and Specialty Therapies growth, partially offset by declines in Pain Therapies. The Restorative Therapies Group’s performance for the six months ended October 28, 2016 was driven by solid Brain Therapies and Specialty Therapies growth, partially offset by declines in Spine and Pain Therapies. The Diabetes Group's growth for the three and six months ended October 28, 2016 was due to growth in markets outside the U.S. See our discussion in the “Net Sales” section of this management's discussion and analysis for more information on the results of our operating segments.

GAAP to Non-GAAP Reconciliation The following are reconciliations of our net sales, operating profit, income from operations before income taxes, net income attributable to Medtronic, provision for income taxes, and effective tax rate prepared in accordance with U.S. GAAP to those results after giving effect to Non-GAAP Adjustments. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures to facilitate management's review of the operational performance of the Company and as a basis for strategic planning. Management believes that the resulting non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of the Company's ongoing operations and are useful for period over period comparisons of such operations. These non-GAAP financial measures reflect an additional way of viewing aspects of the Company's operations. Refer to our discussion in the "Cost and Expenses" and "Income Taxes" sections of this management's discussion and analysis for more information on these reconciling items. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and are cautioned that Medtronic may calculate results reflecting non-GAAP financial measures in a manner that is different from other companies.

The tables below present our GAAP to Non-GAAP reconciliations for the three and six months ended October 28, 2016 and October 30, 2015:

	Three months ended October 28, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$7,345	$1,385	$1,212	$1,115	$101	8.3%
Non-GAAP Adjustments:
Impact of inventory step-up	—	38	38	24	14	36.8
Restructuring charges, net	—	47	47	35	12	25.5
Acquisition-related items	—	28	28	2	26	92.9
Amortization of intangible assets	—	500	500	385	115	23.0
Non-GAAP	$7,345	$1,998	$1,825	$1,561	$268	14.7%

	Three months ended October 30, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$7,058	$1,300	$1,083	$520	$563	52.0%
Non-GAAP Adjustments:
Restructuring charges, net	—	73	73	56	17	23.3
Certain litigation charges, net	—	26	26	17	9	34.6
Acquisition-related items	—	49	49	32	17	34.7
Loss on previously held forward starting interest rate swaps	—	—	45	29	16	35.6
Amortization of intangible assets	—	483	483	373	110	22.8
Certain tax adjustments	—	—	—	442	(442)	—
Non-GAAP	$7,058	$1,931	$1,759	$1,469	$290	16.5%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

	Six months ended October 28, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$14,511	$2,552	$2,200	$2,044	$160	7.3%
Non-GAAP Adjustments:
Impact of inventory step-up	—	38	38	24	14	36.8
Restructuring charges, net	—	151	151	113	38	25.2
Certain litigation charges	—	82	82	52	30	36.6
Acquisition-related items	—	80	80	41	39	48.8
Amortization of intangible assets	—	987	987	761	226	22.9
Certain tax adjustments	—	—	—	(31)	31	—
Non-GAAP	$14,511	$3,890	$3,538	$3,004	$538	15.2%

	Six months ended October 30, 2015
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$14,332	$2,431	$2,023	$1,340	$683	33.8
Non-GAAP Adjustments:
Impact of inventory step-up	—	226	226	165	61	27.0
Restructuring charges, net	—	140	140	108	32	22.9
Certain litigation charges, net	—	26	26	17	9	34.6
Acquisition-related items	—	120	120	84	36	30.0
Loss on previously held forward starting interest rate swaps	—	—	45	29	16	35.6
Amortization of intangible assets	—	964	964	746	218	22.6
Certain tax adjustments	—	—	—	442	(442)	—
Non-GAAP	$14,332	$3,907	$3,544	$2,931	$613	17.3%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.
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
Our critical accounting estimates include the following:
Revenue Recognition Based upon the lag time between the original sale to distributors at list price and the related distributor rebate earned at time of sale to the end customer and the judgments involved in estimating such rebates, we consider certain Minimally Invasive Therapies Group price adjustment rebates to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales for the three and six months ended October 28, 2016 were $772 million and $1.5 billion, respectively.

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
Valuation of Intangible Assets and Goodwill When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and IPR&D. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks.
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The Company assesses the impairment of goodwill annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $41.7 billion and $41.5 billion at October 28, 2016 and April 29, 2016, respectively.
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. Definite-lived intangible assets, net of accumulated amortization, were $26.1 billion and $26.2 billion at October 28, 2016 and April 29, 2016, respectively.
We assess the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangibles require us to make several estimates about fair value, most of which are based on projected future cash flows. Indefinite-lived intangible assets were $609 million and $721 million at October 28, 2016 and April 29, 2016, respectively.

Contingent Consideration Contingent consideration is recorded at the acquisition date at estimated fair value and is remeasured each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration can result from changes in the timing and amount of revenue estimates, in the timing or probability of achieving the milestones which trigger payment, or in discount rates. The fair value of contingent consideration was $285 million and $377 million at October 28, 2016 and April 29, 2016, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's consolidated financial statements.
NET SALES
The table below illustrates net sales by operating segment and division for the three and six months ended October 28, 2016 and October 30, 2015:

	Three months ended			Six months ended
(in millions)	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Cardiac Rhythm & Heart Failure	$1,400	$1,324	6%	$2,734	$2,694	1%
Coronary & Structural Heart	753	754	—	1,515	1,542	(2)
Aortic & Peripheral Vascular	431	404	7	853	814	5
Total Cardiac and Vascular Group	2,584	2,482	4	5,102	5,050	1
Surgical Solutions	1,361	1,291	5	2,709	2,643	2
Patient Monitoring & Recovery	1,112	1,065	4	2,188	2,169	1
Total Minimally Invasive Therapies Group	2,473	2,356	5	4,897	4,812	2
Spine	663	649	2	1,308	1,334	(2)
Brain Therapies	506	481	5	995	947	5
Specialty Therapies	369	347	6	725	693	5
Pain Therapies	288	293	(2)	570	602	(5)
Total Restorative Therapies Group	1,826	1,770	3	3,598	3,576	1
Diabetes Group	462	450	3	914	894	2
Total	$7,345	$7,058	4%	$14,511	$14,332	1%

Cardiac and Vascular Group
The Cardiac and Vascular Group’s products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist system, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents, balloon, and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and six months ended October 28, 2016 were $2.6 billion and $5.1 billion, respectively, an increase of 4 percent and 1 percent, respectively, as compared to the same periods in the prior fiscal year. Currency translation had a favorable impact on net sales for the three and six months ended October 28, 2016 of $12 million and $5 million, respectively, as a result of the change in exchange rates from the same periods in the prior fiscal year. The Cardiac and Vascular Group's performance for the six months ended October 28, 2016 was unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Cardiac and Vascular Group's performance for the three and six months ended October 28, 2016, as compared to the same periods in the prior fiscal year, benefited from solid net sales in AF Solutions and Diagnostics within Cardiac Rhythm & Heart Failure and Aortic & Peripheral Vascular and from the acquisition of HeartWare during the second quarter of fiscal year 2017, offset by declines in cardiac rhythm implantables in Cardiac Rhythm & Heart Failure, which declined in-line with the market, and competitive challenges in Coronary & Structural Heart related to drug-eluting stents and transcatheter aortic valve replacements. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and six months ended October 28, 2016 were $1.4 billion and $2.7 billion, respectively, an increase of 6 percent and 1 percent, respectively, as compared to the same periods in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales for the three months ended October 28, 2016 were driven by strong growth in Diagnostics and AF Solutions, with strong growth in AF Solutions for the six months ended October 28, 2016. The strong growth in AF Solutions was driven by the continued global acceptance of our Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system. Additionally, for the six months ended October 28, 2016, net sales were driven by the continued adoption of the Reveal LINQ insertable cardiac monitor, and continued growth of the Amplia MRI and Compia MRI Quad CRT-D, Evera MRI ICD, and Micra TPS pacemaker. We also benefited from the acquisition of HeartWare during the second quarter of fiscal year 2017. Net sales for the three and six months ended October 28, 2016 were offset by declines in cardiac rhythm implantables, which declined in-line with the global market. Specifically, implantables revenue was impacted in the U.S. as a result of market declines in device replacements, in the UK implantable cardiac defibrillator market as a result of the National Health Service changing its procurement model to limit bulk purchases, causing a temporary disruption to normal buying patterns of the local trusts, and weakness in the Middle East.
Coronary & Structural Heart net sales for the three and six months ended October 28, 2016 were $753 million and $1.5 billion, respectively, which were flat and a decrease of 2 percent, as compared to the same periods in the prior fiscal year. Coronary & Structural Heart net sales for the three and six months ended October 28, 2016 were driven by strong customer adoption of the CoreValve Evolut R and the Resolute Onyx drug-eluting stents in Europe and emerging markets, offset by limitations in the U.S. resulting from the lack of a large size Evolut R and challenges with drug-eluting stents in both the U.S. and Japan, driven by competitive pressures related to the anticipated approval of the Resolute Onyx drug-eluting stents in these regions. Net sales for Coronary & Structural Heart were also negatively impacted by continued pricing pressures and competition in the U.S. in our Coronary business.
Aortic & Peripheral Vascular net sales for the three and six months ended October 28, 2016 were $431 million and $853 million, respectively, an increase of 7 percent and 5 percent, respectively, as compared to the same periods in the prior fiscal year. The Aortic & Peripheral Vascular division net sales for the three and six months ended October 28, 2016 was driven by the success of the Heli-FX EndoAnchor System and strong worldwide growth of the IN.PACT Admiral drug-coated balloon worldwide, as well as continued strong growth in EndoVenous Superficial and Embolization. Also, for the six months ended October 28, 2016 there was continued sales strength in Valiant Captiva Thoracic Stent Graft System and Endurant IIs aortic stent graft.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates.

•
Integration of our acquisition of HeartWare, a leading innovator of the HeartWare Ventricular Assist System (HVAD System), to treat patients around the world suffering from advanced heart failure. The acquisition of HeartWare in August 2016 broadens the Medtronic portfolio of therapies, diagnostic tools and services for patients suffering from heart failure and is part of the Company's therapy innovation strategy to surround the physician with innovative products while focusing on patients and disease states.

•	Acceptance and future growth of the CRT-P quadripolar pacing system, which is expected to launch in Europe late in fiscal year 2017.

•
Acceptance and future growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm, which is expected to launch in the U.S. in fiscal year 2017 and in Japan in fiscal year 2018.

•	Continued future growth from Reveal LINQ, our next-generation insertable cardiac monitor, which launched in Japan in the second quarter of fiscal year 2017.

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

•
Future growth and acceptance from Evolut R 34 mm valve, our next-generation recapturable system with differentiated 16 French equivalent delivery system, which received U.S. FDA approval during the final days of the second quarter of fiscal year 2017. We have been negatively impacted in the U.S. by the lack of this large size Evolut R.A full launch in the US is expected early in the third quarter of fiscal year 2017.

•
Anticipated U.S. FDA approval and market release of Resolute Onyx in the U.S. in late fiscal year 2017 or early fiscal year 2018 and in Japan in fiscal year 2018. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during the procedure.

•
Acceptance of the IN.PACT Admiral drug-coated balloon for the treatment of peripheral artery disease in the upper leg. The IN.PACT Admiral drug-coated balloon received CE Mark approval in January 2016 for arteriovenous access to help maintain hemodialysis access in patients with end-stage renal disease. We expect additional growth in fiscal year 2017 from the launch of the longer length 150mm sizes and release of three year clinical data, which occurred in the first quarter of fiscal year 2017.

•
Acceptance of the HawkOne 6 French (6F) for treating patients with peripheral artery disease (PAD), which received U.S. FDA approval in the second quarter of fiscal year 2017. The HawkOne system is designed to remove plaque from the vessel wall and restore blood flow. The new HawkOne 6F provides an effective and easy-to-use treatment option for patients with PAD both above and below the knee with a single device at a lower profile.

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s technologies and products span the entire continuum of care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, and interventional lung, ventilators, capnography, airway products, sensors, monitors, compression, dialysis, enteral feeding, wound care, and medical surgical products. The Minimally Invasive Therapies Group’s net sales for the three and six months ended October 28, 2016 were $2.5 billion and $4.9 billion, respectively, an increase of 5 percent and 2 percent as compared to the same periods in the prior fiscal year. Currency translation had a favorable impact on net sales for the three and six months ended October 28, 2016 of $29 million and $32 million, respectively, as a result of the change in exchange rates from the same period in the prior fiscal year. The Minimally Invasive Therapies Group's performance for the six months ended October 28, 2016 was unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. See the more detailed discussion of each business’s performance below.

Surgical Solutions net sales for the three and six months ended October 28, 2016 were $1.4 billion and $2.7 billion, respectively, an increase of 5 percent and 2 percent, respectively, as compared to the same periods in the prior fiscal year. The net sales performance in Surgical Solutions was mainly attributable to advanced stapling and advanced energy. Advanced stapling benefited from strong performance in endo stapling reloads with Tri-Staple technology, and advanced energy benefited from continued strong performance of Valleylab FT10. The business' growth also benefited from the recent acquisition of Smith & Nephew's gynecology business and growth in Emerging Markets. Emerging markets growth was offset by increased competition in the U.S. stemming from reprocessing of advanced energy instruments, and in the Middle East from the timing of tenders.

Patient Monitoring & Recovery net sales for the three and six months ended October 28, 2016 were $1.1 billion and $2.2 billion, respectively, an increase of 4 percent and 1 percent, respectively, as compared to the same periods in the prior fiscal year. Growth contributors in Patient Monitoring & Recovery were driven by ventilation and airway management sales of the Puritan Bennett 980 which returned to the market after a shipping hold, and increased growth in Emerging Markets, as well as Renal Care Solutions, due to the acquisition of Bellco, a pioneer in hemodialysis treatment solutions.

Looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reprocessing of our products, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

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

•
Our launch of a new powered stapling platform called Signia in fiscal year 2017. This stapling platform offers automation and intelligence in a single-handed powered instrument. It is the first smart technology that provides real time feedback on tissue thickness, while providing full power rotation and articulation with the benefit of single-handed firing.

•
Our launch of new advanced energy products in fiscal year 2017, including new product launches and vessel sealing enhancements with our LigaSure technology portfolio, as well as ability to execute ongoing strategies in order to address the competitive pressure of reprocessing of our vessel sealing disposables in the U.S.

•
Our ability to create markets and drive product and procedures into emerging markets. We have high quality and cost-effective surgical products designed for customers in emerging markets such as the ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.

•
Continued acceptance and future growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. Our efforts around end stage renal disease benefited from the February 2016 acquisition of Bellco, a pioneer in hemodialysis treatment solutions. In addition, the HD multi-pass system, expected to launch in fiscal year 2018, reduces infrastructure by requiring less water, has less start-up costs, and offers high quality ultrapure dialysate treatment.

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

•
Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding with our recent acquisition of Smith and Nephew's gynecology business. The addition will expand and strengthen the Minimally Invasive Therapies Group’s surgical offerings and will further complement the existing global gynecology business.

Restorative Therapies Group
The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems, and also manufactures and markets products and therapies to treat diseases of the vasculature in and around the brain and includes sales of coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and six months ended October 28, 2016 were $1.8 billion and $3.6 billion, respectively, an increase of 3 percent and 1 percent, respectively, as compared to the same periods in the prior fiscal year. Currency translation had a favorable impact on net sales for the three and six months ended October 28, 2016 of $10 million as a result of the change in exchange rates from the same periods in the prior fiscal year. The Restorative Therapies Group's performance for the six months ended October 28, 2016 was unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Restorative Therapies Group’s performance for the three months ended October 28, 2016 was driven by continued improvement in Spine, as well as solid Brain Therapies and Specialty Therapies growth, partially offset by declines in Pain Therapies. The Restorative Therapies Group’s performance for the six months ended October 28, 2016 was driven by solid Brain Therapies and Specialty Therapies growth, partially offset by declines in Spine and Pain Therapies. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and six months ended October 28, 2016 were $663 million and $1.3 billion, respectively, an increase of 2 percent and a decrease of 2 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in net sales for the three months ended October 28, 2016 was driven by Core Spine growth in the U.S. from new product launches and solid growth in U.S. INFUSE, partially offset by declines in international BMP due to the InductOs stop shipment in Europe. The decrease in net sales for the six months ended October 28, 2016 was driven by declines in international BMP due to the InductOs stop shipment in Europe and weakness in the Middle East, partially offset by growth in U.S. Core Spine from new product launches in Thoracolumbar and U.S. INFUSE.
Brain Therapies net sales for the three and six months ended October 28, 2016 were $506 million and $995 million, respectively, an increase of 5 percent as compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 28, 2016 was driven by growth in Neurosurgery supported by strong imaging and navigation capital equipment sales, as well as O-arm O2 sales growth. In Neurovascular, growth was slowed by the voluntary recall of certain product lines during the second quarter. Additionally, the increase in net sales for the six months ended October 28, 2016 was driven by Brain Modulation based on the strength of the MR conditional Activa DBS portfolio.
Specialty Therapies net sales for the three and six months ended October 28, 2016 were $369 million and $725 million, respectively, an increase of 6 percent and 5 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 28, 2016 was driven by strong growth in Advanced Energy, solid growth in Pelvic Health and growth in ENT. Net sales growth in Advanced Energy was driven by strong growth from the Aquamantys Transcollation and PEAK PlasmaBlade technologies. Net sales growth in ENT continues to benefit from the adoption of new products, including the Straightshot M5 Microdebrider, and NuVent sinus balloons. In Pelvic Health, net sales growth was driven by strong InterStim implant growth in the U.S.
Pain Therapies net sales for the three and six months ended October 28, 2016 were $288 million and $570 million, respectively, a decrease of 2 percent and 5 percent, respectively, as compared to the same periods in the prior fiscal year. The decrease in net sales for the three and six months ended October 28, 2016 was driven by decreases in our Spinal Cord Stimulation products due to competitive pressures, partially offset by increases in Drug Pumps, as well as growth in Interventional due to the OsteoCool RF Spinal Tumor ablation system.

Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•	Continued market acceptance of our new integrated solutions through the Surgical Synergy program, which integrates our spinal implants and imaging and navigation equipment.

•
Market acceptance and continued global adoption of innovative new Spine products, such as our CD Horizon Solera Voyager system, our ELEVATE expandable interbody cages, and our OLIF25 and OLIF51 procedural solutions.

•
Growth in the broader vertebral compression fracture (VCF) and adjacent markets, as we continue to pursue the development of other therapies to treat more patients with VCF, including the recent U.S. launches of both the Kyphon V vertebroplasty system and the Osteocool tumor ablation system.

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

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe), and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. We anticipate continued competitive pressures in Europe and the U.S.

•
Continued acceptance and growth of our specialty therapies, including InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and Cardiac Rhythm Disease Management replacements.

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
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and six months ended October 28, 2016 were $462 million and $914 million, respectively, an increase of 3 percent and 2 percent, respectively, as compared to the same periods in the prior fiscal year. Currency translation had an unfavorable impact on net sales for the three and six months ended October 28, 2016 of $1 million and $4 million, respectively, as a result of the change in exchange rates from the same periods in the prior fiscal year. The Diabetes Group's net sales for the three and six months ended October 28, 2016 were favorably impacted by growth in international markets, offset by the impact of the additional selling week during the first quarter of fiscal year 2016 and a decline in the U.S. market due to the earlier than expected FDA approval of the MiniMed 670G, which has created a larger than expected gap between product approval and shipment. We now expect the majority of customers to wait to purchase the 670G product once it launches in the spring of 2017.

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

•
Acceptance of the MiniMed 630G System, which includes the insulin pump and Enlite CGM sensor. This system launched in the U.S. during August 2016 and combines proprietary SmartGuard technology featured in the MiniMed 530G system with brand new user-friendly design.

•
Acceptance and future growth of the MiniMed 670G, the first hybrid closed loop system in the world and which features the SmartGuard HCL technology, simplifying and improving diabetes management through a smart algorithm that enables greater glucose control with reduced user input. The 670G received U.S. FDA approval during the second quarter of fiscal year 2017, and its U.S. launch is expected in late fiscal year 2017.

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
OPERATIONS BY MARKET GEOGRAPHY
The tables below illustrates net sales by market geography for each of our operating segments for the three and six months ended October 28, 2016 and October 30, 2015:

	Three months ended October 28, 2016			Three months ended October 30, 2015
(in millions)	U.S. (1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)	U.S. (1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)
Cardiac and Vascular Group	$1,353	$823	$408	$1,334	$772	$376
Minimally Invasive Therapies Group	1,266	853	354	1,263	777	316
Restorative Therapies Group	1,261	383	182	1,221	368	181
Diabetes Group	272	150	40	280	135	35
Total	$4,152	$2,209	$984	$4,098	$2,052	$908

	Six months ended October 28, 2016			Six months ended October 30, 2015
(in millions)	U.S. (1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)	U.S. (1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)
Cardiac and Vascular Group	$2,650	$1,652	$800	$2,686	$1,603	$761
Minimally Invasive Therapies Group	2,501	1,716	680	2,555	1,618	639
Restorative Therapies Group	2,468	767	363	2,445	754	377
Diabetes Group	535	305	74	554	274	66
Total	$8,154	$4,440	$1,917	$8,240	$4,249	$1,843

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

For the three and six months ended October 28, 2016, consolidated net sales in the U.S. increased 1 percent and decreased 1 percent, respectively, non-U.S. developed markets increased 8 percent and 4 percent, respectively, and emerging markets net sales growth increased 8 percent and 4 percent, respectively as compared to the same periods in the prior fiscal year. Our performance for the six months ended October 28, 2016 was unfavorably impacted by approximately $450 million due to an additional selling week as a result of our 52/53 week fiscal year calendar. Currency translation had a favorable impact on net sales for the three and six months ended October 28, 2016 of $50 million and $43 million, respectively.
COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Cost of products sold	31.7%	30.9%	31.6%	32.4%
Research and development expense	7.5	7.7	7.6	7.7
Selling, general, and administrative expense	32.9	33.2	33.4	33.4
Cost of Products Sold We continue to focus on reducing our costs of production through channel optimization, supply chain management, and review of our manufacturing network.
Cost of products sold for the three and six months ended October 28, 2016 were $2.3 billion and $4.6 billion, respectively. For the three and six months ended October 28, 2016, cost of products sold as a percent of net sales increased .8 percentage points and decreased .8 percentage points, respectively, as compared to the same periods in the prior fiscal year. For the three months ended October 28, 2016, the increase in cost of products sold as a percentage of net sales over the same period in the prior fiscal year was primarily attributable to a $38 million charge during the second quarter of fiscal year 2017 related to recognition of the fair value step-up taken on inventory acquired in connection with the HeartWare acquisition. For the six months ended October 28, 2016, the decrease in cost of products sold as a percentage of net sales over the same period in the prior fiscal year was primarily attributable to a $226 million charge during the first quarter of fiscal year 2016 related to recognition of the remaining Covidien inventory fair value step-up.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, that lead to enhanced quality of life, and can be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. During the second quarter of fiscal year 2017, we continued to invest in new technologies to support our mission with new acquisitions, as well as continued product growth within our business units.
Research and development expense for the three and six months ended October 28, 2016 was $554 million and $1.1 billion, respectively. Research and development expense remained consistent as a percentage of net sales over the same periods in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions. We continue to execute on our cost synergies from the Covidien acquisition and remain on track to deliver synergy savings this fiscal year.
Selling, general and administrative expense for the three and six months ended October 28, 2016 was $2.4 billion and $4.8 billion, respectively. Selling, general, and administrative expense remained consistent as a percentage of net sales over the same periods in the prior fiscal year.

The following is a summary of other costs and expenses:

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Restructuring charges, net	$47	$73	$141	$140
Certain litigation charges	—	26	82	26
Acquisition-related items	28	49	80	120
Amortization of intangible assets	500	483	987	964
Other expense, net	89	57	128	118
Interest expense, net	173	217	352	408
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
The cost synergies initiative is our primary restructuring program with a total liability of $227 million at October 28, 2016. During the three months ended October 28, 2016, we incurred $47 million in restructuring charges related to the cost synergies initiative. For the six months ended October 28, 2016, we incurred $158 million in restructuring charges related to the cost synergies initiative, which included $10 million recorded within cost of sales, and were partially offset by a $7 million reversal of excess restructuring reserves related to charges incurred in prior periods.
Restructuring programs affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis. For additional information, see Note 4 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal proceedings as certain litigation charges. Certain litigation charges will affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis.
During the three months ended October 28, 2016, there were no certain litigation charges. During the six months ended October 28, 2016, we recognized $82 million of litigation charges related to probable and estimable damages. During the three and six months ended October 30, 2015,we recognized $26 million of litigation charges related to probable and estimable damages.
Acquisition-Related Items During the three and six months ended October 28, 2016, we recognized acquisition-related items expense of $28 million and $80 million, respectively, primarily due to integration-related costs incurred in connection with the Covidien acquisition and acquisition-related costs incurred in connection with the HeartWare acquisition, partially offset by the change in fair value of contingent consideration as a result of revised revenue forecasts and anticipated regulatory milestones.
During the three and six months ended October 30, 2015, we recognized acquisition-related items of $49 million and $120 million, respectively, primarily due to integration-related costs incurred in connection with the Covidien acquisition, partially offset by income related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009.
Acquisition-related items affect the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment, refer to the "Executive Level Overview" section of this Management's Discussion and Analysis. See Note 3 to the current period's consolidated financial statements for additional information.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and six months ended October 28, 2016 amortization expense was $500 million and $987 million, respectively, as compared to $483 million and $964 million, for the same periods in the prior fiscal year. Amortization of intangible assets affects the comparability of our operating results between periods, and we consider this a Non-GAAP Adjustment. Refer to the "Executive Level Overview" section of this Management's Discussion and Analysis.

Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized and unrealized currency transaction and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax.
For the three and six months ended October 28, 2016, other expense, net was $89 million and $128 million, respectively, as compared to $57 million and $118 million for the same periods in the prior fiscal year. For the three and six months ended October 28, 2016, net currency transaction and derivative gains decreased approximately $90 and $150 million, respectively, partially offset by the cost savings related to the suspension of the U.S. medical device excise tax.
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums and discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities.
For the three and six months ended October 28, 2016, interest expense, net was $173 million and $352 million, respectively, as compared to $217 million and $408 million, respectively, for the same periods in the prior fiscal year. The decrease in interest expense, net during the three months ended October 28, 2016 was primarily driven by lower outstanding borrowings compared to the same period of the prior fiscal year.
INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Provision for income taxes	$101	$563	$160	$683
Income from operations before taxes	$1,212	$1,083	$2,200	$2,023
Effective tax rate	8.3%	52.0%	7.3%	33.8%

Non-GAAP provision for income taxes	$268	$290	$538	$613
Non-GAAP income from operations before taxes	$1,825	$1,759	$3,538	$3,544
Non-GAAP Nominal Tax Rate	14.7%	16.5%	15.2%	17.3%
Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	6.4%	(35.5)%	7.9%	(16.5)%
Our effective tax rate for the three and six months ended October 28, 2016 was 8.3 percent and 7.3 percent, respectively, as compared to 52.0 percent and 33.8 percent for the three and six months ended October 30, 2015. The change in our effective tax rate for the three and six months ended October 28, 2016 was primarily due to certain tax adjustments, the impact of restructuring charges, net, certain litigation charges, acquisition-related items, changes to certain deferred income tax balances and uncertain tax position reserves, and year over year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 28, 2016 was 14.7 percent and 15.2 percent, respectively, compared to 16.5 percent and 17.3 percent for the three and six months ended October 30, 2015. The change in our Non-GAAP Nominal Tax Rate was primarily the result of changes to certain deferred income tax balances and uncertain tax position reserves, and year over year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 28, 2016 of approximately $18 million and $35 million, respectively.
Certain Tax Adjustments During the three months ended October 28, 2016, there were no certain tax adjustments. During the six months ended October 28, 2016, we recognized a $31 million net benefit from certain tax adjustments. A $431 million tax benefit was recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS. The benefit was partially offset by a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. In addition, a $29 million charge was recognized in connection with the redemption of an intercompany minority interest.

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
See Notes 10 and 15 to the current period's consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(in millions)	October 28, 2016	April 29, 2016
Working capital	$12,925	$16,435
Current ratio (1)	2.4:1.0	3.3:1.0
Cash, cash equivalents, and current investments	$11,257	$12,634
Current debt obligations and long-term debt	32,377	31,102
Net debt position (2)	$21,120	$18,468
Total shareholders' equity	$50,186	$52,063
Debt-to-total capital ratio (3)	39%	37%

(1)	The ratio of current assets to current liabilities.

(2)
Current debt obligations and long-term debt less the sum of cash, cash equivalents, and current investments (excludes non-current investments that are not considered readily available to fund current operations).

(3)	The ratio of total debt (current debt obligations and long-term debt) to total capitalization (total debt and total shareholders' equity).
We believe our balance sheet and liquidity provide us with flexibility in the future. Approximately $6 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents and investments, as well as our $3.5 billion revolving credit facility and related commercial paper program ($1.1 billion of commercial paper outstanding at October 28, 2016), will satisfy our foreseeable working capital requirements for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.

Agency Rating (1)
	October 28, 2016	April 29, 2016
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt rating and short-term debt rating at October 28, 2016 were unchanged as compared to the ratings at April 29, 2016. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and our $3.5 billion revolving credit facility and related commercial paper program, discussed above and within the “Debt and Capital” section of this management's discussion and analysis.
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
For the three and sixth months ended October 28, 2016, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, at October 28, 2016, we have $230 million of gross unrealized losses on our aggregate current and non-current available-for-sale debt securities of $8.3 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could adversely impact our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 5 to the current period's consolidated financial statements for additional information regarding fair value measurements.
Summary of Cash Flows

	Six months ended
(in millions)	October 28, 2016	October 30, 2015
Cash provided by (used in):
Operating activities	$3,022	$2,095
Investing activities	(357)	(2,074)
Financing activities	(2,651)	(2,525)
Effect of exchange rate changes on cash and cash equivalents	64	39
Net change in cash and cash equivalents	$78	$(2,465)
Operating Activities The $927 million increase in net cash provided was primarily driven by a decrease in cash paid for incomes taxes of $763 million and a decrease in cash paid for interest of $93 million. The decrease in cash paid for income taxes was primarily a result of payments made for the resolution of the Kyphon acquisition-related matters, as well as Covidien income tax extension payments, during the six months ended October 30, 2015. We did not make any significant audit settlement payments or significant extension payments during the six months ended October 28, 2016. The decrease in cash paid for interest is a result of carrying less current and long-term debt during the six months ended October 28, 2016 compared to the prior year.
Investing Activities The $1.7 billion decrease in net cash used was primarily attributable to lower levels of cash used for purchases of investments and an increase in the proceeds from the sale of investments, partially offset by an increase in cash used for acquisitions and increased capital expenditures.
Financing Activities The $126 million increase in net cash used is primarily attributable to an increase in share repurchases and dividends to shareholders, partially offset by lower levels of payments on long-term debt.

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

	Six months ended
(in millions)	October 28, 2016	October 30, 2015
Net cash provided by operating activities	$3,022	$2,095
Net cash used in investing activities	(357)	(2,074)
Net cash used in financing activities	(2,651)	(2,525)

Net cash provided by operating activities	3,022	2,095
Additions to property, plant, and equipment	(598)	(446)
Free cash flow	$2,424	$1,649

Dividends to shareholders	1,192	1,075
Repurchase of ordinary shares	2,794	1,460
Issuances of ordinary shares	(260)	(263)
Return to shareholders	$3,726	$2,272
Return of operating cash flow percentage	123%	108%
Return of free cash flow percentage	154%	138%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 39 percent and 37 percent at October 28, 2016 and April 29, 2016, respectively.
We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of the Company's ordinary shares. During the three and six months ended October 28, 2016, we repurchased approximately 12.0 million and 32.7 million shares, at an average price per share of $85.84 and $85.35, respectively. At October 28, 2016, we had approximately 39.1 million shares remaining under share repurchase programs authorized by our Board of Directors.
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt obligations, including the current portion of our long-term debt and capital lease obligations, at October 28, 2016, was $3.4 billion compared to $993 million at April 29, 2016. We utilize Senior Notes to meet our long-term financing needs. Long-term debt at October 28, 2016 was $29.0 billion compared to $30.1 billion at April 29, 2016.
We maintain a commercial paper program for short term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At October 28, 2016, we had $1.1 billion of commercial paper outstanding. No amount of commercial paper was outstanding at April 29, 2016. During the three and six months ended October 28, 2016, the weighted average original maturity of the commercial paper outstanding was approximately 43 days and 37 days, respectively, and the weighted average interest rate was 0.80 percent and 0.78 percent, respectively. The issuance of commercial paper reduced the amount of credit available under our revolving credit facility.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At October 28, 2016 and April 29, 2016, no amounts were outstanding on the committed line of credit.

Interest rates on advances of our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's refer to "Liquidity and Capital Resources" section of this management's discussion and analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at October 28, 2016.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at October 28, 2016 and April 29, 2016 was $10.9 billion and $10.8 billion, respectively. At October 28, 2016, these contracts were in a net unrealized gain position of $157 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 28, 2016 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $724 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio as of October 28, 2016, was comprised of debt predominately denominated in U.S. dollars, of which approximately 90% is fixed rate debt and approximately 10% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of October 28, 2016, indicates that the fair value of these instruments would correspondingly change by $62 million.
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

Changes in internal control over financial reporting

As previously disclosed, the Company is deploying an enterprise resource planning (ERP) software platform, SAP, to the Minimally Invasive Therapies Group. During the first quarter of fiscal year 2017, Medtronic began deployment of this software along with other enterprise systems, which resulted in a material change to the internal controls over financial reporting for Minimally Invasive Therapies Group. The internal controls were updated to reflect these changes. These system deployments will continue with projected completion by the end of fiscal year 2018, although no specific implementation activity or related changes in internal controls occurred during the period covered by this Quarterly Report on Form 10-Q. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2017:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)
7/30/2016-8/26/2016	3,377,751	$87.34	3,377,751	47,773,163
8/27/2016-9/30/2016	3,415,326	86.38	3,415,326	44,357,837
10/1/2016-10/28/2016	5,212,204	84.53	5,212,204	39,145,633
Total	12,005,281	$85.84	12,005,281	39,145,633

(1)
In June 2015, the Company’s Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the repurchase of 80 million of the Company’s ordinary shares. As authorized by the Board of Directors, our share redemption program expires when the total number of authorized shares have been redeemed.

Item 6. Exhibits

(a)	Exhibits
	10.1	Medtronic plc Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 1, 2017)
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	December 5, 2016	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	December 5, 2016	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer