Form 10-Q
period 2017-01-27
Medtronic plc
filed 2017-03-03
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 27, 2017
Commission File Number 001-36820

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No x
As of March 1, 2017, 1,368,884,991 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Net sales	$7,283	$6,934	$21,794	$21,266

Costs and expenses:
Cost of products sold	2,268	2,141	6,855	6,779
Research and development expense	530	546	1,640	1,649
Selling, general, and administrative expense	2,388	2,317	7,232	7,109
Special charge	100	—	100	—
Restructuring charges, net	21	19	162	159
Certain litigation charges	218	—	300	26
Acquisition-related items	68	63	148	183
Amortization of intangible assets	497	484	1,484	1,448
Other expense, net	46	9	174	127
Operating profit	1,147	1,355	3,699	3,786

Interest income	(88)	(99)	(272)	(321)
Interest expense	268	275	804	905
Interest expense, net	180	176	532	584
Income from operations before income taxes	967	1,179	3,167	3,202
Provision for income taxes	147	84	307	767
Net income	820	1,095	2,860	2,435
Net loss attributable to noncontrolling interests	(1)	—	(5)	—
Net income attributable to Medtronic	$821	$1,095	$2,865	$2,435

Basic earnings per share	$0.60	$0.78	$2.07	$1.72

Diluted earnings per share	$0.59	$0.77	$2.05	$1.70

Basic weighted average shares outstanding	1,372.2	1,406.6	1,381.9	1,412.5

Diluted weighted average shares outstanding	1,383.1	1,422.2	1,394.7	1,429.2

Cash dividends declared per ordinary share	$0.43	$0.38	$1.29	$1.14
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Net income	$820	$1,095	$2,860	$2,435

Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(40), $(34), $(3), and $(149) respectively	(115)	(61)	(40)	(268)
Currency adjustment, net	(553)	(1,454)	(1,239)	(1,513)
Net change in retirement obligations, net of tax expense of $5, $10, $15, and $30, respectively	22	27	66	62
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $55, $(3), 113 and $(36), respectively	95	(6)	202	(62)

Other comprehensive loss	(551)	(1,494)	(1,011)	(1,781)

Comprehensive income (loss) including noncontrolling interests	269	(399)	1,849	654
Comprehensive loss attributable to noncontrolling interests	(1)	—	(5)	—
Comprehensive income (loss) attributable to Medtronic	$270	$(399)	$1,854	$654
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 27, 2017	April 29, 2016
ASSETS

Current assets:
Cash and cash equivalents	$2,768	$2,876
Investments	8,690	9,758
Accounts receivable, less allowances of $168 and $161, respectively	5,453	5,562
Inventories	3,720	3,473
Other current assets	1,792	1,931
Total current assets	22,423	23,600

Property, plant, and equipment	10,436	9,714
Accumulated depreciation	(5,489)	(4,873)
Property, plant, and equipment, net	4,947	4,841
Goodwill	41,224	41,500
Other intangible assets, net	26,209	26,899
Tax assets	1,484	1,383
Other assets	1,291	1,421
Total assets	$97,578	$99,644

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current debt obligations	$6,226	$993
Accounts payable	1,557	1,709
Accrued compensation	1,521	1,712
Accrued income taxes	821	566
Other accrued expenses	2,547	2,185
Total current liabilities	12,672	7,165

Long-term debt	25,923	30,109
Accrued compensation and retirement benefits	1,610	1,759
Accrued income taxes	2,527	2,903
Deferred tax liabilities	3,643	3,729
Other liabilities	1,710	1,916
Total liabilities	48,085	47,581

Commitments and contingencies (Notes 3 and 16)

Shareholders’ equity:
Ordinary shares— par value $0.0001	—	—
Retained earnings	52,266	53,931
Accumulated other comprehensive loss	(2,879)	(1,868)
Total shareholders’ equity	49,387	52,063
Noncontrolling interests	106	—
Total equity	49,493	52,063
Total liabilities and equity	$97,578	$99,644
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 27, 2017	January 29, 2016
Operating Activities:
Net income	$2,860	$2,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,199	2,112
Amortization of debt discount and issuance costs	21	22
Acquisition-related items	(43)	216
Provision for doubtful accounts	31	43
Deferred income taxes	(404)	(291)
Stock-based compensation	272	291
Other, net	(113)	(117)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	18	86
Inventories	(261)	(388)
Accounts payable and accrued liabilities	(124)	177
Other operating assets and liabilities	495	(399)
Certain litigation charges	300	26
Certain litigation payments	(144)	(321)
Net cash provided by operating activities	5,107	3,892
Investing Activities:
Acquisitions, net of cash acquired	(1,328)	(1,132)
Additions to property, plant, and equipment	(924)	(693)
Purchases of investments	(3,354)	(4,509)
Sales and maturities of investments	4,286	4,017
Other investing activities, net	21	(11)
Net cash used in investing activities	(1,299)	(2,328)
Financing Activities:
Acquisition-related contingent consideration	(58)	(21)
Change in current debt obligations, net	1,118	1,223
Repayment of short-term borrowings (maturities greater than 90 days)	(2)	(48)
Proceeds from short-term borrowings (maturities greater than 90 days)	4	139
Issuance of long-term debt	131	—
Payments on long-term debt	(361)	(1,612)
Dividends to shareholders	(1,782)	(1,608)
Issuance of ordinary shares	309	360
Repurchase of ordinary shares	(3,409)	(2,170)
Other financing activities	80	60
Net cash used in financing activities	(3,970)	(3,677)
Effect of exchange rate changes on cash and cash equivalents	54	(9)
Net change in cash and cash equivalents	(108)	(2,122)
Cash and cash equivalents at beginning of period	2,876	4,843
Cash and cash equivalents at end of period	$2,768	$2,721
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$474	$1,236
Interest	626	707
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company) for the periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
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
The Company’s fiscal years 2017, 2016, and 2015 will end or ended on April 28, 2017, April 29, 2016, and April 24, 2015, respectively.
2. New Accounting Pronouncements
Recently Adopted
In April 2015, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability. Prior to this amendment, debt issuance costs were recognized as an asset in the balance sheet and did not offset the related debt liability. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017. Its adoption resulted in a reduction of both assets and liabilities of $138 million on the Company's consolidated balance sheet at April 29, 2016 as previously filed in the 2016 Annual Report on Form 10-K.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings; eliminating the requirement to classify the excess tax benefit and deficiencies as additional paid-in capital. For the three and nine months ended January 27, 2017, the Company recognized $5 million and $80 million, respectively, of excess tax benefits in additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018.
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
3. Acquisitions and Acquisition-Related Items
The Company had various acquisitions during the first three quarters of fiscal year 2017. The Company accounted for the acquisitions noted below as business combinations using the acquisition method of accounting. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three and nine months ended January 27, 2017 and January 29, 2016. The results of operations related to each business acquired have been included in the Company's consolidated statements of income since the date each business was acquired.
The preliminary fair values of the assets acquired and liabilities assumed during the nine months ended January 27, 2017 were as follows:

(in millions)	HeartWare International, Inc.	Smith & Nephew's Gynecology Business	All Other	Total
Other current assets	$351	$—	$17	$368
Property, plant, and equipment	13	3	4	20
Other intangible assets	625	167	65	857
Goodwill	479	180	113	772
Other assets	55	—	15	70
Total assets acquired	1,523	350	214	2,087

Current liabilities	144	—	9	153
Deferred tax liabilities	60	—	9	69
Long-term debt	245	—	—	245
Other liabilities	2	—	4	6
Total liabilities assumed	451	—	22	473
Net assets acquired	$1,072	$350	$192	$1,614
HeartWare International, Inc.

On August 23, 2016, the Company's Cardiac and Vascular Group acquired HeartWare International, Inc. (HeartWare), a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients around the world suffering from advanced heart failure. Total consideration for the transaction was approximately $1.1 billion. Based upon a preliminary acquisition valuation, the Company acquired $602 million of technology-based and customer-related intangible assets and $23 million of tradenames, with estimated useful lives of 15 and 5 years, respectively, and $479 million of goodwill. The acquired goodwill is not deductible for tax purposes. In addition, the Company acquired $245 million of debt through the acquisition, of which the Company redeemed $203 million as part of a cash tender offer in August 2016. The remaining $42 million of debt acquired is due December 2017 and is recorded within current debt obligations on the consolidated balance sheets.

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
Acquisition-Related Items
During the three and nine months ended January 27, 2017, the Company recognized acquisition-related items expense of $68 million and $148 million, primarily due to expenses incurred in connection with the Covidien integration and expenses incurred in connection with the HeartWare acquisition. For the nine months ended January 27, 2017, these expenses were partially offset by the change in fair value of contingent consideration as a result of revised revenue forecasts and anticipated regulatory milestones.
During the three and nine months ended January 29, 2016, the Company recognized acquisition-related items expense of $63 million and $183 million, respectively, primarily due to expenses incurred in connection with the Covidien integration, partially offset by the change in fair value of contingent consideration.
Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired business reaching certain performance milestones, including attaining specified revenue levels or achieving product development milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period using Level 3 inputs, and the change in fair value is recognized within acquisition-related items in the consolidated statements of income.
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

Fair Value at
(in millions)	January 27, 2017	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 32.5%
Revenue-based payments	$111	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2017 - 2025
			Discount rate	0.3% - 5.5%
Product development-based payments	$151	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2017 - 2025
The fair value of contingent consideration at January 27, 2017 and April 29, 2016 was $262 million and $377 million, respectively. At January 27, 2017, $200 million was reflected in other liabilities and $62 million was reflected in other accrued expenses in the consolidated balance sheets. At April 29, 2016, $311 million was reflected in other liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheet. Contingent consideration payments related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Beginning Balance	$285	$368	$377	$264
Purchase price contingent consideration	(4)	14	28	149
Payments	(23)	(2)	(62)	(22)
Change in fair value	4	(9)	(81)	(20)
Ending Balance	$262	$371	$262	$371
4. Special Charge
During the three and nine months ended January 27, 2017, continuing the Company's commitment to improve the health of people and communities throughout the world, the Company made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
During the three and nine months ended January 29, 2016, the Company did not recognize a special charge.
5. Restructuring Charges
Cost Synergies Initiative
The cost synergies initiative is the Company's restructuring program primarily related to the integration of Covidien. This initiative is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the integration of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and reduction of general and administrative redundancies. Restructuring charges are expected to be primarily related to employee termination costs and costs related to manufacturing and facility closures and are expected to be incurred on a quarterly basis throughout fiscal year 2017 and in future fiscal years as cost synergy strategies are finalized.

A summary of the restructuring accrual, recorded within other accrued expenses and other liabilities in the consolidated balance sheets, and related activity is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
April 29, 2016	$213	$—	$37	$250
Restructuring charges	152	18	44	214
Payments/write-downs	(146)	(18)	(49)	(213)
Reversal of excess accrual	(40)	—	(2)	(42)
January 27, 2017	$179	$—	$30	$209
As part of the cost synergies initiative, for the three and nine months ended January 27, 2017, the Company recognized $56 million and $214 million in restructuring charges, respectively, which were partially offset by reversals of excess restructuring reserves of $35 million and $42 million, respectively. Reversals of restructuring reserves relate to certain employees identified for termination finding other positions within the Company and employee termination costs being less than initially estimated. In addition, for the three months and nine months ended January 27, 2017, asset write-downs included $1 million and $8 million, respectively, related to property, plant, and equipment impairments. For the nine months ended January 27, 2017, asset write-downs also included $10 million related to inventory write-offs of discontinued product lines, which were recognized within cost of products sold in the consolidated statements of income.
As part of the cost synergies initiative, for the three and nine months ended January 29, 2016, the Company recognized $55 million and $208 million in restructuring charges, respectively, which were partially offset by reversals of excess restructuring reserves of $19 million and $32 million, respectively. Reversals of restructuring reserves primarily relate to certain employees identified for termination finding other positions within the Company. For the three and nine months ended January 29, 2016, restructuring charges consisted primarily of employee termination costs. In addition, for the three months and nine months ended January 29, 2016, asset write-downs included $3 million and $13 million, respectively, related to property, plant, and equipment

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

impairments. For the nine months ended January 29, 2016, asset write-downs also included $9 million related to inventory write-offs of discontinued product lines, which were recognized within cost of products sold in the consolidated statements of income.
6. Financial Instruments
The Company holds investments consisting primarily of marketable debt and equity securities. The authoritative guidance is principally applied to financial assets and liabilities, such as marketable equity securities and debt and equity securities, that are classified and accounted for as trading and available-for-sale and are measured on a recurring basis. The Company also holds cost method, equity method, and other investments which are measured at fair value on a nonrecurring basis. For information on the valuation techniques and inputs used in the fair value measurements, refer to Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
The following table summarizes the Company's investments by significant investment category and the consolidated balance sheet classification at January 27, 2017:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$577	$1	$(12)	$566	$566	$—
Marketable equity securities	102	21	(3)	120	—	120
Total Level 1	679	22	(15)	686	566	120
Level 2:
Corporate debt securities	4,637	49	(35)	4,651	4,651	—
U.S. government and agency securities	973	1	(15)	959	959	—
Mortgage-backed securities	761	6	(20)	747	747	—
Foreign government and agency securities	50	—	(1)	49	49	—
Other asset-backed securities	198	1	—	199	199	—
Debt funds	1,743	—	(224)	1,519	1,519	—
Total Level 2	8,362	57	(295)	8,124	8,124	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Total available-for-sale securities	$9,089	$79	$(313)	$8,855	$8,690	$165
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	589	—	—	N/A	—	589
Total Level 3	589	—	—	N/A	—	589
Total cost method, equity method, and other investments	$589	$—	$—	N/A	$—	$589
Total investments	$9,678	$79	$(313)	$8,855	$8,690	$754

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Debt and Equity Securities
The following tables represent the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 27, 2017 and April 29, 2016:

	January 27, 2017
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,568	$(30)	$82	$(5)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	402	(8)	133	(12)
U.S. government and agency securities	1,011	(27)	—	—
Foreign government and agency securities	49	(1)	—	—
Debt funds	227	(8)	1,091	(216)
Marketable equity securities	17	(1)	1	(2)
Total	$3,274	$(75)	$1,351	$(238)

	April 29, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$756	$(18)	$136	$(6)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	196	(5)	92	(5)
U.S. government and agency securities	308	(4)	67	(5)
Debt funds	670	(26)	1,601	(256)
Marketable equity securities	45	(11)	—	—
Total	$1,975	$(64)	$1,940	$(275)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at January 27, 2017:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended January 27, 2017 and January 29, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

	Three months ended January 27, 2017
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
October 28, 2016	$45	$1	$44
Total unrealized (losses) gains included in other comprehensive income	—	—	—
January 27, 2017	$45	$1	$44

	Three months ended January 29, 2016
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
October 30, 2015	$103	$1	$102
Total unrealized (losses) gains included in other comprehensive income	—	—	—
January 29, 2016	$103	$1	$102

	Nine months ended January 27, 2017
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 29, 2016	$45	$1	$44
Total unrealized (losses) gains included in other comprehensive income	—	—	—
January 27, 2017	$45	$1	$44

	Nine months ended January 29, 2016
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 24, 2015	$106	$1	$105
Total unrealized (losses) gains included in other comprehensive income	(3)	—	(3)
January 29, 2016	$103	$1	$102
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	January 27, 2017		January 29, 2016
(in millions)	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$661	$1	$1,261	$4
Gross realized gains	10	—	2	4
Gross realized losses	(7)	—	(9)	—
Impairment losses recognized	—	(10)	—	(2)

	Nine months ended
	January 27, 2017		January 29, 2016
(in millions)	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$4,203	$83	$3,979	$38
Gross realized gains	74	29	11	36
Gross realized losses	(56)	—	(21)	—
Impairment losses recognized	—	(20)	—	(43)

(1)	Includes available-for-sale debt securities.

(2)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

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
At January 27, 2017 and April 29, 2016, the credit loss portion of other-than-temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three and nine months ended January 27, 2017 and January 29, 2016, were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 27, 2017 and January 29, 2016 were not significant.
The January 27, 2017 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 27, 2017
Due in one year or less	$1,185
Due after one year through five years	2,905
Due after five years through ten years	3,043
Due after ten years	83
Total	$7,216
The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $120 million and $85 million at January 27, 2017 and April 29, 2016, respectively. The Company did not recognize any significant impairment charges related to marketable equity securities during the three and nine months ended January 27, 2017, nor during the three months ended January 29, 2016. During the nine months ended January 29, 2016, the Company determined that the fair values of certain marketable equity securities were below the carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million in impairment charges for the nine months ended January 29, 2016, which were recognized within other expense, net in the consolidated statements of income.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. At January 27, 2017 and April 29, 2016, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $589 million and $506 million, respectively. Cost and equity method investments are measured at fair value on a nonrecurring basis. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. If there are identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment, the investment is assessed for impairment.
Cost method investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities without quoted market prices. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings. During the three and nine months ended January 27, 2017 and January 29, 2016, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $10 million and $20 million in impairment charges during the three and nine months ended January 27, 2017, respectively, which were recognized in other expense, net in the consolidated statements of income. The Company recognized $2 million and $23 million in impairment charges during the three and nine months ended January 29, 2016, respectively, which were recognized in other expense, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. Commercial paper outstanding at January 27, 2017 was $1.1 billion. No amounts were outstanding at April 29, 2016. During the three and nine months ended January 27, 2017, the weighted average original maturity of the commercial paper outstanding was approximately 40 days and 38 days, respectively, and the weighted average interest rate was 0.87 percent and 0.82 percent, respectively. The issuance of commercial paper proportionately reduced the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five year credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. At January 27, 2017 and April 29, 2016, no amounts were outstanding.
Interest rates are determined by a pricing matrix based on the Company’s long-term debt ratings, which are assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The Credit Facility agreement also contains customary covenants, all of which the Company remained in compliance with at January 27, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	January 27, 2017	April 29, 2016
6.000 percent ten-year 2008 CIFSA senior notes	2018	$—	$1,150
1.500 percent three-year 2015 senior notes	2018	1,000	1,000
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	766	766
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,000	4,000
Three-year term loan	2018	—	3,000
Interest rate swaps (Note 8)	2018 - 2022	41	89
Capital lease obligations	2018 - 2025	24	26
Bank borrowings	2018-2021	142	56
Debt premium	2018-2045	128	214
Deferred financing costs (1)	2018-2045	(124)	(138)
Long-term debt		$25,923	$30,109

(1)
The Company retrospectively adopted the guidance to simplify the presentation of deferred issuance costs in the quarter ended July 29, 2016. As a result, deferred issuance costs have been reclassified from other assets to long-term debt. See Note 2 to the consolidated financial statements for additional information.

Senior Notes
The Company had outstanding unsecured senior obligations (collectively, the Senior Notes), with a principal value of $27.4 billion at both January 27, 2017 and April 29, 2016. The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at January 27, 2017. The Company used the net proceeds from the sale of the Senior Notes primarily for general corporate uses, which includes the repayment of other indebtedness of the Company and to fund the acquisition of Covidien in fiscal year 2015. For additional information regarding the terms of these agreements, refer to Note 7 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Financial Instruments Not Measured at Fair Value
At January 27, 2017, the estimated fair value of the Company’s Senior Notes, including the current portion, was $28.6 billion compared to a principal value of $27.4 billion. At April 29, 2016, the estimated fair value was $29.8 billion compared to a principal value of $27.4 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 27, 2017 and April 29, 2016 was $10.9 billion and $10.8 billion, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in a foreign currency. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at January 27, 2017 and April 29, 2016, was $5.1 billion and $5.0 billion, respectively.
The amounts and classification of the gains in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three and nine months ended January 27, 2017 and January 29, 2016 were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Currency exchange rate contracts gains	Other expense, net	$67	$19	$27	$35
Cash Flow Hedges
Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. No gains or losses relating to ineffectiveness of foreign currency cash flow hedges were recognized in earnings during the three and nine months ended January 27, 2017 and January 29, 2016. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and nine months ended January 27, 2017 and January 29, 2016. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at both January 27, 2017 and April 29, 2016, was $5.7 billion and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of gross gains (losses), classification of the gains (losses) in the consolidated statements of income, and the accumulated other comprehensive (loss) income (AOCI) related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for the three and nine months ended January 27, 2017 and January 29, 2016 were as follows:

	Three months ended January 27, 2017
	Recognized in OCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$190	Other expense, net	$68
Total	$190		$68

	Three months ended January 29, 2016
	Recognized in OCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$104	Other expense, net	$111
		Cost of products sold	(9)
Total	$104		$102

	Nine months ended January 27, 2017
	Recognized in OCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$378	Other expense, net	$89
Total	$378		$89

	Nine months ended January 29, 2016
	Recognized in OCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$108	Other expense, net	$295
		Cost of products sold	(45)
Total	$108		$250
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in interest expense, net during the three and nine months ended January 27, 2017 and January 29, 2016. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three and nine months ended January 27, 2017 and January 29, 2016. At January 27, 2017, the Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed-rate of 3.10 percent in anticipation of planned debt issuances in fiscal year 2017.
For the three and nine months ended January 27, 2017 and January 29, 2016, the reclassification of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net was not significant.
The unrealized losses on outstanding forward starting interest rate swap derivative instruments at January 27, 2017 and April 29, 2016 were $26 million and $48 million, respectively. Unrealized losses on outstanding forward starting interest rate swap derivative instruments were recorded in other liabilities, with the offset recorded in accumulated other comprehensive loss in the consolidated balance sheets. For the three months ended January 27, 2017 and January 29, 2016, the Company recognized $28 million and $(14) million, respectively, of unrealized gains (losses) in accumulated other comprehensive loss. For the nine months ended January 27, 2017 and January 29, 2016, the Company recognized $22 million and $30 million, respectively, of unrealized gains in accumulated other comprehensive loss.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At January 27, 2017 and April 29, 2016, the Company had $112 million and $(90) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $120 million of after-tax net unrealized gains at January 27, 2017 will be recognized in the consolidated statements of income over the next 12 months.
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
At January 27, 2017 and April 29, 2016, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
At January 27, 2017, the market value of outstanding interest rate swap agreements was a net $41 million unrealized gain, and the market value of the hedged item was a net $41 million unrealized loss. The amounts were recorded in other assets with the offsets recorded in long-term debt and current debt obligations in the consolidated balance sheet.
During the three and nine months ended January 27, 2017 and January 29, 2016, the Company did not have any significant ineffective fair value hedging instruments. In addition, during the three and nine months ended January 27, 2017 and January 29, 2016, the Company did not recognize any significant gains or losses on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 27, 2017 and April 29, 2016. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not and are further segregated by type of contract within those two categories.

	January 27, 2017
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments:
Currency exchange rate contracts	Other current assets	$217	Other accrued expenses	$33
Interest rate contracts	Other assets	41	Other liabilities	26
Currency exchange rate contracts	Other assets	79	Other liabilities	11
Total derivatives designated as hedging instruments		$337		$70
Derivatives not designated as hedging instruments:
Currency exchange rate contracts	Other current assets	$35	Other accrued expenses	$42
Cross currency interest rate contracts	Other current assets	1	Other accrued expenses	—
Cross currency interest rate contracts	Other assets	6	Other liabilities	11
Total derivatives not designated as hedging instruments		$42		$53

Total derivatives		$379		$123

	April 29, 2016
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments:
Currency exchange rate contracts	Other current assets	$123	Other accrued expenses	$89
Interest rate contracts	Other assets	89	Other liabilities	48
Currency exchange rate contracts	Other assets	9	Other liabilities	54
Total derivatives designated as hedging instruments		$221		$191
Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$—	Other accrued expenses	$1
Currency exchange rate contracts	Other current assets	13	Other accrued expenses	23
Cross currency interest rate contracts	Other assets	14	Other liabilities	4
Total derivatives not designated as hedging instruments		$27		$28

Total derivatives		$248		$219

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 27, 2017		April 29, 2016
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$331	$48	$145	$103
Derivative liabilities	86	37	166	53
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

	January 27, 2017
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$332	$(83)	$(123)	$126
Interest rate contracts	41	(12)	(6)	23
Cross currency interest rate contracts	6	(3)	—	3
	$379	$(98)	$(129)	$152

Derivative liabilities:
Currency exchange rate contracts	$(86)	$71	$—	$(15)
Interest rate contracts	(26)	24	—	(2)
Cross currency interest rate contracts	(11)	3	—	(8)
	$(123)	$98	$—	$(25)
Total	$256	$—	$(129)	$127

	April 29, 2016
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$145	$(98)	$(1)	$46
Interest rate contracts	89	(20)	—	69
Cross currency interest rate contracts	14	—	—	14
	$248	$(118)	$(1)	$129

Derivative liabilities:
Currency exchange rate contracts	$(166)	$85	$26	$(55)
Interest rate contracts	(48)	34	—	(14)
Cross currency interest rate contracts	(4)	—	—	(4)
Commodity contracts	(1)	—	—	(1)
	$(219)	$119	$26	$(74)
Total	$29	$1	$25	$55

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

9. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, and other economic factors. Inventory balances were as follows:

(in millions)	January 27, 2017	April 29, 2016
Finished goods	$2,381	$2,242
Work in-process	536	499
Raw materials	803	732
Total	$3,720	$3,473
10. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the nine months ended January 27, 2017 were as follows:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 29, 2016	$6,243	$23,784	$9,620	$1,853	$41,500
Goodwill as a result of acquisitions	509	230	33	—	772
Currency adjustment, net	(55)	(924)	(69)	—	(1,048)
January 27, 2017	$6,697	$23,090	$9,584	$1,853	$41,224
The Company assesses goodwill for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three or nine months ended January 27, 2017 or January 29, 2016.
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets at January 27, 2017 and April 29, 2016 were as follows:

	January 27, 2017		April 29, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$18,708	$(2,132)	$18,596	$(1,331)
Purchased technology and patents	12,208	(3,582)	11,397	(2,976)
Trademarks and tradenames	832	(471)	854	(403)
Other	78	(39)	72	(31)
Total	$31,826	$(6,224)	$30,919	$(4,741)
Indefinite-lived:
IPR&D	$607		$721

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any intangible asset impairments during the three or nine months ended January 27, 2017 or January 29, 2016.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The indefinite-lived intangibles impairment test requires the Company to perform an assessment involving several estimates about fair value. The Company calculates the excess of indefinite-lived intangibles asset fair values over their carrying values utilizing a discounted future cash flow analysis. During the three and nine months ended January 27, 2017 and January 29, 2016, the Company did not recognize any significant indefinite-lived intangibles impairments. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three and nine months ended January 27, 2017 was $497 million and $1.5 billion, respectively, and for the three and nine months ended January 29, 2016 was $484 million and $1.4 billion, respectively.
At January 27, 2017, the estimated aggregate amortization expense by fiscal year based on the current carrying value of definite-lived intangible assets is as follows:

(in millions)	Amortization Expense
Remaining 2017	$499
2018	1,971
2019	1,877
2020	1,829
2021	1,812
2022	1,768
11. Income Taxes
The Company’s effective tax rate for the three and nine months ended January 27, 2017 was 15.2 percent and 9.7 percent, respectively, compared to 7.1 percent and 24.0 percent for the three and nine months ended January 29, 2016, respectively. The change in the effective tax rate for the three and nine months ended January 27, 2017 was primarily due to certain tax adjustments, the impact of special charges, restructuring charges, net, certain litigation charges, acquisition-related items, the finalization of certain tax returns, changes to certain deferred income tax balances and uncertain tax position reserves, the permanent extension of the U.S. federal research and development tax credit during the third quarter of fiscal year 2016, and year over year changes in operational results by jurisdiction.
During the three months ended January 27, 2017, the Company recognized a charge of $86 million associated with the IRS’s disallowance of the utilization of certain net operating losses, and the recording of a valuation allowance against the net operating loss deferred tax asset. During the nine months ended January 27, 2017, the Company also recognized a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. The Company also recognized a $29 million charge in connection with the redemption of an intercompany minority interest. These charges were partially offset by a $431 million tax benefit recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended January 29, 2016, the Company recognized a $25 million tax benefit associated with the disposition of a wholly owned U.S. subsidiary. During the nine months ended January 29, 2016, the Company recognized a net tax charge of $417 million. The net tax charge primarily related to U.S. income tax expense resulting from the Company's completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by the Company's U.S.-controlled non-U.S. subsidiaries, which was partially offset by the tax benefit associated with the disposition of a wholly owned U.S. subsidiary.
During the nine months ended January 27, 2017, the Company's gross unrecognized tax benefits decreased from $2.7 billion to $2.0 billion. In addition, the Company has accrued gross interest and penalties of $345 million at January 27, 2017. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.9 billion would impact the Company’s effective tax rate. The Company has recorded all of the gross unrecognized tax benefits as a non-current liability within accrued income taxes on the consolidated balance sheet. The Company will continue to recognize interest and penalties related to income tax matters within provision for income taxes in the consolidated statements of income and record the liability within accrued income taxes on the consolidated balance sheet.
See Note 16 to the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Numerator:
Net income attributable to ordinary shareholders	$821	$1,095	$2,865	$2,435
Denominator:
Basic – weighted average shares outstanding	1,372.2	1,406.6	1,381.9	1,412.5
Effect of dilutive securities:
Employee stock options	7.9	12.0	9.2	12.5
Employee restricted stock units	3.0	3.5	3.4	4.1
Other	—	0.1	0.2	0.1
Diluted – weighted average shares outstanding	1,383.1	1,422.2	1,394.7	1,429.2

Basic earnings per share	$0.60	$0.78	$2.07	$1.72
Diluted earnings per share	$0.59	$0.77	$2.05	$1.70
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 10 million and 6 million ordinary shares for the three and nine months ended January 27, 2017, respectively, and approximately 5 million and 4 million ordinary shares for the three and nine months ended January 29, 2016, respectively, because their effect would be anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock awards, and employee stock purchase plan shares recognized for the three and nine months ended January 27, 2017 and January 29, 2016:

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Stock options	$37	$43	$128	$162
Restricted stock awards	40	33	128	113
Employee stock purchase plan shares	5	5	16	15
Total stock-based compensation expense	$82	$81	$272	$290

Cost of products sold	$12	$12	$38	$38
Research and development expense	10	8	32	28
Selling, general, and administrative expense	55	47	179	162
Restructuring charges, net	—	2	2	16
Acquisition-related items	5	12	21	46
Total stock-based compensation expense	$82	$81	$272	$290
Income tax benefits	(23)	(23)	(77)	(86)
Total stock-based compensation expense, net of tax	$59	$58	$195	$204
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 27, 2017 and January 29, 2016:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Service cost	$29	$30	$19	$22
Interest cost	27	31	6	9
Expected return on plan assets	(47)	(45)	(12)	(13)
Amortization of net actuarial loss	23	24	4	6
Net periodic benefit cost	$32	$40	$17	$24

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Service cost	$87	$90	$57	$66
Interest cost	81	93	18	27
Expected return on plan assets	(141)	(135)	(36)	(39)
Amortization of net actuarial loss	69	72	12	18
Net periodic benefit cost	$96	$120	$51	$72

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive (Loss) Income and Supplemental Equity Disclosure
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities (1)	Cumulative Translation Adjustments (2)	Net Change in Retirement Obligations (3)	Unrealized Gain (Loss) on Derivatives (4)	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2016, net of tax	$(107)	$(474)	$(1,197)	$(90)	$(1,868)
Other comprehensive income (loss) before reclassifications, before tax	(20)	(1,239)	—	400	(859)
Tax expense	(5)	—	—	(145)	(150)
Other comprehensive income (loss) before reclassifications, net of tax	(25)	(1,239)	—	255	(1,009)
Reclassifications, before tax	(23)	—	81	(85)	(27)
Tax (expense) benefit	8	—	(15)	32	25
Reclassifications, net of tax	(15)	—	66	(53)	(2)
Other comprehensive income (loss), net of tax	(40)	(1,239)	66	202	(1,011)
January 27, 2017, net of tax	$(147)	$(1,713)	$(1,131)	$112	$(2,879)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities (1)	Cumulative Translation Adjustments (2)	Net Change in Retirement Obligations (3)	Unrealized Gain (Loss) on Derivatives (4)	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2015, net of tax	$14	$(277)	$(1,131)	$210	$(1,184)
Other comprehensive (loss) income before reclassifications, before tax	(399)	(1,513)	2	134	(1,776)
Tax benefit (expense)	143	—	—	(50)	93
Other comprehensive (loss) income before reclassifications, net of tax	(256)	(1,513)	2	84	(1,683)
Reclassifications, before tax	(18)	—	90	(232)	(160)
Tax benefit (expense)	6	—	(30)	86	62
Reclassifications, net of tax	(12)	—	60	(146)	(98)
Other comprehensive (loss) income, net of tax	(268)	(1,513)	62	(62)	(1,781)
January 29, 2016, net of tax	$(254)	$(1,790)	$(1,069)	$148	$(2,965)

(1)	Represents net realized gains (losses) on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 6).

(2)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(3)	Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 14).

(4)
Relates to currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 8).

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The supplemental equity schedule below presents changes in the Company's noncontrolling interests and total shareholders' equity for the nine months ended January 27, 2017.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 29, 2016	$52,063	$—	$52,063
Net income	2,865	(5)	2,860
Other comprehensive loss	(1,011)	—	(1,011)
Dividends to shareholders	(1,782)	—	(1,782)
Issuance of shares under stock purchase and award plans	309	—	309
Repurchase of ordinary shares	(3,409)	—	(3,409)
Tax benefit from exercise of stock-based awards	80	—	80
Stock-based compensation	272	—	272
Additions of noncontrolling ownership interests	—	111	111
January 27, 2017	$49,387	$106	$49,493
16. Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations in the United States and around the world, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues or limit the Company's ability to conduct business in applicable jurisdictions. The Company records a liability in the consolidated financial statements for loss contingencies related to legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At January 27, 2017 and April 29, 2016, accrued certain litigation charges were approximately $1.2 billion and $1.0 billion, respectively. The ultimate cost to the Company with respect to accrued certain litigation charges could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows. The Company includes accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets.
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
INFUSE Litigation
The Company estimates law firms representing approximately 6,000 claimants have asserted or intend to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of March 1, 2017, the Company has reached agreements to settle approximately 4,300 of these claims, and certain of the remaining claims could proceed to trial beginning in calendar year 2017. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
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
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In July 2015, the Company and Bard agreed that Bard would pay the Company $121 million towards the settlement of 11,000 of these claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of March 1, 2017, the Company has reached agreements to settle approximately 11,300 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski (Kokocinski) filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice, and Kokocinski subsequently filed an amended complaint. On March 30, 2015, the Court granted defendants’ motion to dismiss the amended complaint, dismissing the case with prejudice. Kokocinski sought reconsideration of that decision, and, on September 30, 2015, the Court denied Kokocinski’s request for reconsideration. Kokocinski has appealed the Court’s decision to the U.S. Court of Appeals for the Eighth Circuit. On March 1, 2017, the Eighth Circuit Court of Appeals affirmed the lower Court.
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September, 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and in December of 2016 the Eighth Circuit Court reversed and remanded the case to the District Court for further proceedings.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Government Matters
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. In the third quarter of fiscal year 2017, the Company accrued expenses in connection with these matters, which are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. On June 9, 2016, the U.S. Tax court issued its opinion with respect to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. During November 2016, Medtronic and the IRS entered into a Stipulation of Settled Issues with the Tax Court which resolved the one-time repatriation holiday as an outstanding issue unless, either party concludes to appeal the Tax Court Opinion and a final decision is inconsistent with the U.S. Tax Court Opinion. The U.S. Tax Court entered their final decision on January 25, 2017. An appeal of the U.S. Tax Court Opinion must be filed within 90 days of such date.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

17. Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including corporate-determined charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
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
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Net sales and income from operations before income taxes by reportable segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Cardiac and Vascular Group	$2,548	$2,410	$7,650	$7,460
Minimally Invasive Therapies Group	2,417	2,291	7,314	7,103
Restorative Therapies Group	1,817	1,759	5,415	5,335
Diabetes Group	501	474	1,415	1,368
Total net sales	$7,283	$6,934	$21,794	$21,266

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Cardiac and Vascular Group	$683	$726	$2,055	$2,298
Minimally Invasive Therapies Group	328	282	958	963
Restorative Therapies Group	535	496	1,543	1,460
Diabetes Group	149	140	375	379
Total reportable segments’ income from operations before income taxes	1,695	1,644	4,931	5,100
Special charge	(100)	—	(100)	—
Impact of inventory step-up	—	—	(38)	(226)
Restructuring charges, net (1)	(21)	(19)	(172)	(159)
Certain litigation charges	(218)	—	(300)	(26)
Acquisition-related items	(68)	(63)	(148)	(183)
Interest expense, net	(180)	(176)	(532)	(584)
Corporate	(141)	(207)	(474)	(720)
Total income from operations before income taxes	$967	$1,179	$3,167	$3,202

(1)	Restructuring charges, net within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of income

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Americas (1)	$4,417	$4,229	$13,185	$13,064
EMEA (2)	1,652	1,607	4,895	4,843
Asia-Pacific	818	729	2,530	2,235
Greater China	396	369	1,184	1,124
Total net sales	$7,283	$6,934	$21,794	$21,266
(1) The U.S., which is included in the Americas, had net sales to external customers of $4.1 billion and $12.3 billion for the three and nine months ended January 27, 2017, respectively, compared to $4.0 billion and $12.2 billion for the three and nine months ended January 29, 2016.
(2) EMEA consists of Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented.

18. Guarantor Financial Information
Medtronic plc and Medtronic Global Holdings S.C.A. (Medtronic Luxco) each have provided full and unconditional guarantees of the obligations of Medtronic, Inc. under the Senior Notes (Medtronic Senior Notes) and full and unconditional guarantees of the obligations of Covidien International Finance S.A. (CIFSA) under the Senior Notes (CIFSA Senior Notes). The guarantees of the CIFSA Senior Notes are in addition to the guarantees of the CIFSA Senior Notes by Covidien Ltd. and Covidien Group Holdings Ltd. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. A summary of the guarantees is as follows:

Guarantees of Medtronic Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - Medtronic, Inc.

•	Subsidiary Guarantor - Medtronic Luxco

Guarantees of CIFSA Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - CIFSA

•	Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd.

Subsequent to January 27, 2017, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to support future issuances of registered debt securities from either Medtronic Luxco or Medtronic, Inc. Medtronic plc and Medtronic, Inc. will be the parent company guarantor and subsidiary guarantor, respectively, if Medtronic Luxco issues registered debt securities. The guarantee structure of the existing Medtronic Senior Notes will apply to any registered debt securities issued by Medtronic, Inc. under this registration statement.

The following presents the Company’s consolidating statements of comprehensive income for the three and nine months ended January 27, 2017 and January 29, 2016, condensed consolidating balance sheets at January 27, 2017 and April 29, 2016, and condensed consolidating statements of cash flows for the nine months ended January 27, 2017 and January 29, 2016. Condensed consolidating financial information is presented on a stand-alone basis using the equity method of accounting.

During the third quarter of fiscal year 2017, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

As previously disclosed, the Company made revisions to its consolidating statements of comprehensive income of the guarantees of the Medtronic Senior Notes and CIFSA Senior notes as previously presented in Note 18 in the Company’s Quarterly Report on Form 10-Q for the period ended January 29, 2016 due to an incorrect presentation of the equity in net (income) loss of subsidiaries balances for the nine months ended January 29, 2016. In the consolidating statements of comprehensive income of the guarantees of the Medtronic Senior Notes, the $7.1 billion revision resulted in additional income reported in the equity in net (income) loss of subsidiaries line item in the Subsidiary Issuer (Medtronic, Inc.) column. In the consolidating statements of comprehensive income of the guarantees of the CIFSA Senior Notes, the $7.1 billion revision resulted in reduced income reported in the equity in net (income) loss of subsidiaries line item in the Subsidiary Issuer (CIFSA) column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.
As previously disclosed, the Company made revisions to its condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes and CIFSA Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 29, 2016 primarily due to an income statement error recognized in the second quarter of fiscal year 2016, resulting in an incorrect presentation of the investment in subsidiaries balances. In the condensed consolidating balance sheet of the guarantees of the Medtronic Senior Notes, the $5.1 billion revision increased the line items investment in subsidiaries and shareholders' equity in the Subsidiary Issuer (Medtronic, Inc.) column. In the condensed consolidating balance sheet of the guarantees of the CIFSA Senior Notes, the $5.1 billion revision decreased the line items investment in subsidiaries and shareholders' equity in the Subsidiary Issuer (CIFSA) column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.
As previously disclosed, the Company revised its condensed consolidating balance sheets of the guarantees of the CIFSA Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for the year ended April 29, 2016 due to an incorrect presentation of intercompany capital contributions. The $20.5 billion revision decreased the investment in subsidiaries and intercompany payable balances in the Parent Guarantor (Medtronic plc) column and decreased the investment in subsidiaries and shareholders’ equity balances in the Subsidiary Guarantor column in both the condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes and CIFSA Senior Notes, decreased the intercompany receivable and shareholders’ equity balances in the Subsidiary Issuer (Medtronic, Inc.) column in the condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes, and decreased the intercompany receivable and shareholders’ equity balances in the Subsidiary Non-Guarantors column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.
The Company made revisions to its condensed consolidating statement of cash flows of the guarantees of the Medtronic Senior Notes and CIFSA Senior Notes as previously presented in Note 18 in the Company’s Quarterly Report on Form 10-Q for the period ended January 29, 2016 due to an incorrect presentation of intercompany capital contributions. For the Medtronic Senior Notes, an approximately $1.5 billion revision to operating, investing and financing activities was made in both the Subsidiary Guarantor and Subsidiary Non-Guarantor columns. In the CIFSA Senior Notes, a $2.1 billion revision to operating, investing and financing activities was made in the Subsidiary Issuer (CIFSA), Subsidiary Guarantors, and Subsidiary Non-Guarantors columns. Additionally, a $7.3 billion revision was made to investing and financing activities in the Subsidiary Issuer (CIFSA) column and operating and investing activities in the Subsidiary Non-Guarantors column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 27, 2017
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$298	$—	$7,283	$(298)	$7,283

Costs and expenses:
Cost of products sold	—	214	—	2,366	(312)	2,268
Research and development expense	—	147	—	383	—	530
Selling, general, and administrative expense	4	264	—	2,120	—	2,388
Special charge	—	100	—	—	—	100
Restructuring charges, net	—	22	—	(1)	—	21
Certain litigation charges	—	—	—	218	—	218
Acquisition-related items	—	36	—	32	—	68
Amortization of intangible assets	—	3	—	494	—	497
Other (income) expense, net	80	(498)	—	464	—	46
Operating profit (loss)	(84)	10	—	1,207	14	1,147

Interest income	—	(62)	(157)	(294)	425	(88)
Interest expense	32	397	18	246	(425)	268
Interest expense (income), net	32	335	(139)	(48)	—	180
Equity in net (income) loss of subsidiaries	(937)	(561)	(798)	—	2,296	—
Income from operations before income taxes	821	236	937	1,255	(2,282)	967
Provision (benefit) for income taxes	—	(60)	—	207	—	147
Net income	821	296	937	1,048	(2,282)	820
Net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Medtronic	821	296	937	1,049	(2,282)	821
Other comprehensive income (loss), net of tax	(551)	27	(551)	(584)	1,108	(551)
Total comprehensive income	$270	$323	$386	$465	$(1,174)	$270

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 27, 2017
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$983	$—	$21,793	$(982)	$21,794

Costs and expenses:
Cost of products sold	—	706	—	7,145	(996)	6,855
Research and development expense	—	469	—	1,171	—	1,640
Selling, general, and administrative expense	9	828	—	6,395	—	7,232
Special charge	—	100	—	—	—	100
Restructuring charges, net	—	40	—	122	—	162
Certain litigation charges	—	—	—	300	—	300
Acquisition-related items	—	96	—	52	—	148
Amortization of intangible assets	—	9	—	1,475	—	1,484
Other (income) expense, net	5	(1,830)	—	1,999	—	174
Operating profit (loss)	(14)	565	—	3,134	14	3,699

Interest (income)	—	(183)	(477)	(719)	1,107	(272)
Interest expense	74	1,203	31	603	(1,107)	804
Interest (income) expense, net	74	1,020	(446)	(116)	—	532
Equity in net (income) of subsidiaries	(2,949)	(2,074)	(2,503)	—	7,526	—
Income (loss) from operations before income taxes	2,861	1,619	2,949	3,250	(7,512)	3,167
Provision (benefit) for income taxes	(4)	(10)	—	321	—	307
Net income (loss)	2,865	1,629	2,949	2,929	(7,512)	2,860
Net loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to Medtronic	2,865	1,629	2,949	2,934	(7,512)	2,865
Other comprehensive income (loss), net of tax	(1,011)	168	(1,011)	(1,085)	1,928	(1,011)
Total comprehensive income	$1,854	$1,797	$1,938	$1,849	$(5,584)	$1,854

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$350	$—	$6,934	$(350)	$6,934

Costs and expenses:
Cost of products sold	—	245	—	2,258	(362)	2,141
Research and development expense	—	148	—	398	—	546
Selling, general, and administrative expense	2	245	—	2,070	—	2,317
Restructuring charges, net	—	—	—	19	—	19
Acquisition-related items	—	36	—	27	—	63
Amortization of intangible assets	—	3	—	481	—	484
Other (income) expense, net	36	(574)	—	547	—	9
Operating profit (loss)	(38)	247	—	1,134	12	1,355

Interest income	—	(58)	(174)	(105)	238	(99)
Interest expense	7	408	3	95	(238)	275
Interest expense (income), net	7	350	(171)	(10)	—	176
Equity in net (income) loss of subsidiaries	(1,137)	(621)	(966)	—	2,724	—
Income from operations before income taxes	1,092	518	1,137	1,144	(2,712)	1,179
Provision (benefit) for income taxes	(3)	(16)	2	101	—	84
Net income	1,095	534	1,135	1,043	(2,712)	1,095
Other comprehensive income (loss), net of tax	(1,494)	(80)	(1,494)	(1,510)	3,084	(1,494)
Total comprehensive income	$(399)	$454	$(359)	$(467)	$372	$(399)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,085	$—	$21,266	$(1,085)	$21,266

Costs and expenses:
Cost of products sold	—	753	—	7,089	(1,063)	6,779
Research and development expense	—	464	—	1,185	—	1,649
Selling, general, and administrative expense	7	756	—	6,346	—	7,109
Restructuring charges, net	—	4	—	155	—	159
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	91	—	92	—	183
Amortization of intangible assets	—	9	—	1,439	—	1,448
Other (income) expense, net	86	(1,502)	—	1,543	—	127
Operating profit (loss)	(93)	510	—	3,391	(22)	3,786

Interest income	—	(179)	(531)	(328)	717	(321)
Interest expense	12	1,307	6	297	(717)	905
Interest (income) expense, net	12	1,128	(525)	(31)	—	584
Equity in net income of subsidiaries	(2,529)	(2,562)	(2,006)	—	7,097	—
Income from operations before income taxes	2,424	1,944	2,531	3,422	(7,119)	3,202
Provision (benefit) for income taxes	(11)	(94)	2	870	—	767
Net income	2,435	2,038	2,529	2,552	(7,119)	2,435
Other comprehensive income (loss), net of tax	(1,781)	(337)	(1,781)	(1,876)	3,994	(1,781)
Total comprehensive income	$654	$1,701	$748	$676	$(3,125)	$654

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
January 27, 2017
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$40	$—	$2,728	$—	$2,768
Investments	—	—	—	8,690	—	8,690
Accounts receivable, net	—	—	—	5,453	—	5,453
Inventories	—	162	—	3,658	(100)	3,720
Intercompany receivable	48	—	—	13,720	(13,768)	—
Other current assets	6	184	—	1,602	—	1,792
Total current assets	54	386	—	35,851	(13,868)	22,423
Property, plant, and equipment, net	—	1,251	—	3,696	—	4,947
Goodwill	—	—	—	41,224	—	41,224
Other intangible assets, net	—	22	—	26,187	—	26,209
Tax assets	—	675	—	809	—	1,484
Investment in subsidiaries	54,344	72,458	41,130	—	(167,932)	—
Intercompany loans receivable	3,000	8,716	22,906	31,042	(65,664)	—
Other assets	—	428	—	863	—	1,291
Total assets	$57,398	$83,936	$64,036	$139,672	$(247,464)	$97,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$3,500	$1,099	$1,627	$—	$6,226
Accounts payable	—	309	—	1,248	—	1,557
Intercompany payable	17	12,353	—	1,398	(13,768)	—
Accrued compensation	6	597	—	918	—	1,521
Accrued income taxes	12	26	—	783	—	821
Other accrued expenses	—	579	—	1,968	—	2,547
Total current liabilities	35	17,364	1,099	7,942	(13,768)	12,672
Long-term debt	—	23,617	—	2,306	—	25,923
Accrued compensation and retirement benefits	—	1,185	—	425	—	1,610
Accrued income taxes	10	1,642	—	875	—	2,527
Long-term intercompany loans payable	7,966	10,235	15,595	31,868	(65,664)	—
Deferred tax liabilities	—	—	—	3,643	—	3,643
Other liabilities	—	198	—	1,512	—	1,710
Total liabilities	8,011	54,241	16,694	48,571	(79,432)	48,085
Shareholders’ equity	49,387	29,695	47,342	90,995	(168,032)	49,387
Noncontrolling interests	—	—	—	106	—	106
Total equity	49,387	29,695	47,342	91,101	(168,032)	49,493
Total liabilities and equity	$57,398	$83,936	$64,036	$139,672	$(247,464)	$97,578

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$55	$—	$2,821	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	162	—	3,511	(200)	3,473
Intercompany receivable	403	141,368	—	162,278	(304,049)	—
Other current assets	24	271	—	1,636	—	1,931
Total current assets	427	141,856	—	185,566	(304,249)	23,600
Property, plant, and equipment, net	—	1,139	—	3,702	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	31	—	26,868	—	26,899
Tax assets	—	690	—	693	—	1,383
Investment in subsidiaries	52,608	68,903	49,698	—	(171,209)	—
Intercompany loans receivable	3,000	8,884	10,203	18,140	(40,227)	—
Other assets	—	506	—	915	—	1,421
Total assets	$56,035	$222,009	$59,901	$277,384	$(515,685)	$99,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$493	$—	$993
Accounts payable	—	288	—	1,421	—	1,709
Intercompany payable	—	151,687	—	152,362	(304,049)	—
Accrued compensation	32	616	—	1,064	—	1,712
Accrued income taxes	11	—	—	555	—	566
Other accrued expenses	1	243	—	1,941	—	2,185
Total current liabilities	44	153,334	—	157,836	(304,049)	7,165
Long-term debt	—	26,646	—	3,463	—	30,109
Accrued compensation and retirement benefits	—	1,258	—	501	—	1,759
Accrued income taxes	10	1,422	—	1,471	—	2,903
Long-term intercompany loans payable	3,918	10,128	14,297	11,884	(40,227)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	202	—	1,714	—	1,916
Total liabilities	3,972	192,990	14,297	180,598	(344,276)	47,581
Total shareholders' equity	52,063	29,019	45,604	96,786	(171,409)	52,063
Total liabilities and shareholders' equity	$56,035	$222,009	$59,901	$277,384	$(515,685)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 27, 2017
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$834	$933	$306	$3,034	$—	$5,107
Investing Activities:
Acquisitions, net of cash acquired	—	(940)	—	(388)	—	(1,328)
Additions to property, plant, and equipment	—	(257)	—	(667)	—	(924)
Purchases of investments	—	—	—	(3,516)	162	(3,354)
Sales and maturities of investments	—	210	—	4,238	(162)	4,286
Net (increase) decrease in intercompany loans	—	168	(2,703)	(2,902)	5,437	—
Capital contribution paid	—	(241)	—	—	241	—
Other investing activities, net	—	—	—	21	—	21
Net cash provided by (used in) investing activities	—	(1,060)	(2,703)	(3,214)	5,678	(1,299)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(58)	—	(58)
Change in current debt obligations, net	—	—	1,099	19	—	1,118
Repayment of current debt obligations (maturities greater than 90 days)	—	—	—	(2)	—	(2)
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	—	4	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	(29)	—	(332)	—	(361)
Dividends to shareholders	(1,782)	—	—	—	—	(1,782)
Issuance of ordinary shares	309	—	—	—	—	309
Repurchase of ordinary shares	(3,409)	—	—	—	—	(3,409)
Net intercompany loan borrowings (repayments)	4,048	107	1,298	(16)	(5,437)	—
Capital contribution received	—	—	—	241	(241)	—
Other financing activities	—	34	—	46	—	80
Net cash provided by (used in) financing activities	(834)	112	2,397	33	(5,678)	(3,970)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	54	—	54
Net change in cash and cash equivalents	—	(15)	—	(93)	—	(108)
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$40	$—	$2,728	$—	$2,768

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 29, 2016
Medtronic Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (Medtronic, Inc.)	Subsidiary Guarantor	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(15)	$839	$525	$2,551	$(8)	$3,892
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,132)	—	(1,132)
Additions to property, plant, and equipment	—	(210)	—	(483)	—	(693)
Purchases of investments	—	—	—	(4,509)	—	(4,509)
Sales and maturities of investments	—	—	—	4,017	—	4,017
Net (increase) decrease in intercompany loans	—	(975)	(539)	(2,544)	4,058	—
Capital contribution paid	—	—	(1,500)	—	1,500	—
Other investing activities, net	—	—	—	(11)	—	(11)
Net cash provided by (used in) investing activities	—	(1,185)	(2,039)	(4,662)	5,558	(2,328)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(21)	—	(21)
Change in current debt obligations, net	—	—	1,201	22	—	1,223
Repayment of current debt obligations (maturities greater than 90 days)	—	—	(48)	—	—	(48)
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	139	—	—	139
Payments on long-term debt	—	(600)	—	(1,012)	—	(1,612)
Dividends to shareholders	(1,608)	—	—	—	—	(1,608)
Issuance of ordinary shares	360	—	—	—	—	360
Repurchase of ordinary shares	(2,170)	—	—	—	—	(2,170)
Net intercompany loan borrowings (repayments)	3,110	(96)	53	991	(4,058)	—
Intercompany dividend paid	—	—	—	(8)	8	—
Capital contribution received	—	—	—	1,500	(1,500)	—
Other financing activities	60	—	—	—	—	60
Net cash (used in) provided by financing activities	(248)	(696)	1,345	1,472	(5,550)	(3,677)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net change in cash and cash equivalents	(263)	(1,042)	(169)	(648)	—	(2,122)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$—	$29	$1	$2,691	$—	$2,721

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 27, 2017
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,283	$—	$7,283

Costs and expenses:
Cost of products sold	—	—	—	2,268	—	2,268
Research and development expense	—	—	—	530	—	530
Selling, general, and administrative expense	4	—	—	2,384	—	2,388
Special charge	—	—	—	100	—	100
Restructuring charges, net	—	—	—	21	—	21
Certain litigation charges	—	—	—	218	—	218
Acquisition-related items	—	—	—	68	—	68
Amortization of intangible assets	—	—	—	497	—	497
Other expense, net	80	—	—	(34)	—	46
Operating profit (loss)	(84)	—	—	1,231	—	1,147

Interest income	—	(23)	(158)	(108)	201	(88)
Interest expense	32	26	18	393	(201)	268
Interest expense (income), net	32	3	(140)	285	—	180
Equity in net (income) loss of subsidiaries	(937)	(386)	(797)	—	2,120	—
Income from operations before income taxes	821	383	937	946	(2,120)	967
Provision (benefit) for income taxes	—	—	—	147	—	147
Net income	821	383	937	799	(2,120)	820
Net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Medtronic	821	383	937	800	(2,120)	821
Other comprehensive income (loss), net of tax	(551)	(82)	(551)	(551)	1,184	(551)
Total comprehensive income	$270	$301	$386	$249	$(936)	$270

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 27, 2017
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$21,794	$—	$21,794

Costs and expenses:
Cost of products sold	—	—	—	6,855	—	6,855
Research and development expense	—	—	—	1,640	—	1,640
Selling, general, and administrative expense	9	1	2	7,220	—	7,232
Special charge	—	—	—	100	—	100
Restructuring charges, net	—	—	—	162	—	162
Certain litigation charges	—	—	—	300	—	300
Acquisition-related items	—	—	—	148	—	148
Amortization of intangible assets	—	—	—	1,484	—	1,484
Other (income) expense, net	5	1	—	168	—	174
Operating profit (loss)	(14)	(2)	(2)	3,717	—	3,699

Interest income	—	(71)	(482)	(315)	596	(272)
Interest expense	74	81	30	1,215	(596)	804
Interest expense (income), net	74	10	(452)	900	—	532
Equity in net (income) loss of subsidiaries	(2,949)	(1,630)	(2,499)	—	7,078	—
Income from operations before income taxes	2,861	1,618	2,949	2,817	(7,078)	3,167
Provision (benefit) for income taxes	(4)	—	—	311	—	307
Net income	2,865	1,618	2,949	2,506	(7,078)	2,860
Net loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to Medtronic	2,865	1,618	2,949	2,511	(7,078)	2,865
Other comprehensive loss, net of tax	(1,011)	(63)	(1,011)	(1,011)	2,085	(1,011)
Total comprehensive income (loss)	$1,854	$1,555	$1,938	$1,500	$(4,993)	$1,854

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$6,934	$—	$6,934

Costs and expenses:
Cost of products sold	—	—	—	2,141	—	2,141
Research and development expense	—	—	—	546	—	546
Selling, general, and administrative expense	2	—	—	2,315	—	2,317
Restructuring charges, net	—	—	—	19	—	19
Acquisition-related items	—	—	—	63	—	63
Amortization of intangible assets	—	—	—	484	—	484
Other (income) expense, net	36	—	—	(27)	—	9
Operating profit (loss)	(38)	—	—	1,393	—	1,355
Interest income	—	(104)	(174)	(103)	282	(99)
Interest expense	7	32	3	515	(282)	275
Interest expense (income), net	7	(72)	(171)	412	—	176
Equity in net (income) loss of subsidiaries	(1,137)	(476)	(966)	—	2,579	—
Income from operations before income taxes	1,092	548	1,137	981	(2,579)	1,179
Provision (benefit) for income taxes	(3)	—	—	87	—	84
Net income	1,095	548	1,137	894	(2,579)	1,095
Other comprehensive income (loss), net of tax	(1,494)	(61)	(1,494)	(1,494)	3,049	(1,494)
Total comprehensive income	$(399)	$487	$(357)	$(600)	$470	$(399)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$21,266	$—	$21,266

Costs and expenses:
Cost of products sold	—	—	—	6,779	—	6,779
Research and development expense	—	—	—	1,649	—	1,649
Selling, general, and administrative expense	7	—	3	7,099	—	7,109
Restructuring charges, net	—	—	—	159	—	159
Certain litigation charges, net	—	—	—	26	—	26
Acquisition-related items	—	—	—	183	—	183
Amortization of intangible assets	—	—	—	1,448	—	1,448
Other (income) expense, net	86	1	11	29	—	127
Operating profit (loss)	(93)	(1)	(14)	3,894	—	3,786
Interest income	—	(421)	(533)	(329)	962	(321)
Interest expense	12	98	6	1,751	(962)	905
Interest expense (income), net	12	(323)	(527)	1,422	—	584
Equity in net (income) loss of subsidiaries	(2,529)	(558)	(2,016)	—	5,103	—
Income from operations before income taxes	2,424	880	2,529	2,472	(5,103)	3,202
Provision (benefit) for income taxes	(11)	—	—	778	—	767
Net income	2,435	880	2,529	1,694	(5,103)	2,435
Other comprehensive income (loss), net of tax	(1,781)	767	(1,781)	(1,781)	2,795	(1,781)
Total comprehensive income	$654	$1,647	$748	$(87)	$(2,308)	$654

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
January 27, 2017
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$81	$—	$2,687	$—	$2,768
Investments	—	—	—	8,690	—	8,690
Accounts receivable, net	—	—	—	5,453	—	5,453
Inventories	—	—	—	3,720	—	3,720
Intercompany receivable	48	—	60	17	(125)	—
Other current assets	6	—	—	1,786	—	1,792
Total current assets	54	81	60	22,353	(125)	22,423
Property, plant, and equipment, net	—	—	—	4,947	—	4,947
Goodwill	—	—	—	41,224	—	41,224
Other intangible assets, net	—	—	—	26,209	—	26,209
Tax assets	—	—	—	1,484	—	1,484
Investment in subsidiaries	54,344	21,293	39,803	—	(115,440)	—
Intercompany loans receivable	3,000	5,639	24,173	19,444	(52,256)	—
Other assets	—	—	—	1,291	—	1,291
Total assets	$57,398	$27,013	$64,036	$116,952	$(167,821)	$97,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$1,188	$1,099	$3,939	$—	$6,226
Accounts payable	—	—	—	1,557	—	1,557
Intercompany payable	17	—	—	108	(125)	—
Accrued compensation	6	—	—	1,515	—	1,521
Accrued income taxes	12	—	—	809	—	821
Other accrued expenses	—	32	—	2,515	—	2,547
Total current liabilities	35	1,220	1,099	10,443	(125)	12,672
Long-term debt	—	2,139	—	23,784	—	25,923
Accrued compensation and retirement benefits	—	—	—	1,610	—	1,610
Accrued income taxes	10	—	—	2,517	—	2,527
Long-term intercompany loans payable	7,966	5,116	15,596	23,578	(52,256)	—
Deferred tax liabilities	—	—	—	3,643	—	3,643
Other liabilities	—	—	—	1,710	—	1,710
Total liabilities	8,011	8,475	16,695	67,285	(52,381)	48,085
Shareholders’ equity	49,387	18,538	47,341	49,561	(115,440)	49,387
Noncontrolling interests	—	—	—	106	—	106
Total equity	49,387	18,538	47,341	49,667	(115,440)	49,493
Total liabilities and equity	$57,398	$27,013	$64,036	$116,952	$(167,821)	$97,578

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$208	$—	$2,668	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories	—	—	—	3,473	—	3,473
Intercompany receivable	403	—	61	—	(464)	—
Other current assets	24	—	—	1,907	—	1,931
Total current assets	427	208	61	23,368	(464)	23,600
Property, plant, and equipment, net	—	—	1	4,840	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	—	—	26,899	—	26,899
Tax assets	—	—	—	1,383	—	1,383
Investment in subsidiaries	52,608	36,476	48,375	—	(137,459)	—
Intercompany loans receivable	3,000	8,253	11,465	27,724	(50,442)	—
Other assets	—	—	—	1,421	—	1,421
Total assets	$56,035	$44,937	$59,902	$127,135	$(188,365)	$99,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$993	$—	$993
Accounts payable	—	—	—	1,709	—	1,709
Intercompany payable	—	—	—	464	(464)	—
Accrued compensation	32	—	—	1,680	—	1,712
Accrued income taxes	11	—	—	555	—	566
Other accrued expenses	1	24	—	2,160	—	2,185
Total current liabilities	44	24	—	7,561	(464)	7,165
Long-term debt	—	3,382	—	26,727	—	30,109
Accrued compensation and retirement benefits	—	—	—	1,759	—	1,759
Accrued income taxes	10	—	—	2,893	—	2,903
Long-term intercompany loans payable	3,918	14,689	14,298	17,537	(50,442)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	—	—	1,916	—	1,916
Total liabilities	3,972	18,095	14,298	62,122	(50,906)	47,581
Total shareholders' equity	52,063	26,842	45,604	65,013	(137,459)	52,063
Total liabilities and shareholders' equity	$56,035	$44,937	$59,902	$127,135	$(188,365)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 27, 2017
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$834	$(53)	$160	$4,166	$—	$5,107
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,328)	—	(1,328)
Additions to property, plant, and equipment	—	—	—	(924)	—	(924)
Purchases of investments	—	—	—	(3,354)	—	(3,354)
Sales and maturities of investments	—	—	—	4,286	—	4,286
Net (increase) decrease in intercompany loans receivable	—	2,614	(2,557)	1,774	(1,831)	—
Intercompany dividend received	—	920	—	—	(920)	—
Capital contribution paid	—	(537)	—	—	537	—
Other investing activities, net	—	—	—	21	—	21
Net cash provided by (used in) investing activities	—	2,997	(2,557)	475	(2,214)	(1,299)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(58)	—	(58)
Change in current debt obligations, net	—	—	1,099	19	—	1,118
Repayment of current debt obligations (maturities greater than 90 days)	—	—	—	(2)	—	(2)
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	—	4	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	—	—	(361)	—	(361)
Dividends to shareholders	(1,782)	—	—	—	—	(1,782)
Issuance of ordinary shares	309	—	—	—	—	309
Repurchase of ordinary shares	(3,409)	—	—	—	—	(3,409)
Net intercompany loan borrowings (repayments)	4,048	(3,071)	1,298	(4,106)	1,831	—
Intercompany dividend paid	—	—	—	(920)	920	—
Capital contribution received	—	—	—	537	(537)	—
Other financing activities	—	—	—	80	—	80
Net cash provided by (used in) financing activities	(834)	(3,071)	2,397	(4,676)	2,214	(3,970)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	54	—	54
Net change in cash and cash equivalents	—	(127)	—	19	—	(108)
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$81	$—	$2,687	$—	$2,768

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 29, 2016
CIFSA Senior Notes

(in millions)	Parent Company Guarantor (Medtronic plc)	Subsidiary Issuer (CIFSA)	Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(15)	$3,316	$709	$2,932	$(3,050)	$3,892
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,132)	—	(1,132)
Additions to property, plant, and equipment	—	—	—	(693)	—	(693)
Purchases of investments	—	—	—	(4,509)	—	(4,509)
Sales and maturities of investments	—	—	—	4,017	—	4,017
Net (increase) decrease in intercompany loans receivable	—	(2,749)	(722)	7,160	(3,689)	—
Capital contributions paid	—	(570)	(1,500)	—	2,070	—
Other investing activities, net	—	—	—	(11)	—	(11)
Net cash provided by (used in) investing activities	—	(3,319)	(2,222)	4,832	(1,619)	(2,328)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(21)	—	(21)
Change in current debt obligations, net	—	—	1,201	22	—	1,223
Repayment of current debt obligations (maturities greater than 90 days)	—	—	(48)	—	—	(48)
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	139	—	—	139
Payments on long-term debt	—	(1,000)	—	(612)	—	(1,612)
Dividends to shareholders	(1,608)	—	—	—	—	(1,608)
Issuance of ordinary shares	360	—	—	—	—	360
Repurchase of ordinary shares	(2,170)	—	—	—	—	(2,170)
Net intercompany loan borrowings (repayments)	3,110	311	52	(7,162)	3,689	—
Intercompany dividend paid	—	—	—	(3,050)	3,050	—
Capital contributions received	—	—	—	2,070	(2,070)	—
Other financing activities	60	—	—	—	—	60
Net cash provided by (used in) financing activities	(248)	(689)	1,344	(8,753)	4,669	(3,677)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net change in cash and cash equivalents	(263)	(692)	(169)	(998)	—	(2,122)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$—	$36	$1	$2,684	$—	$2,721

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto as of January 27, 2017.
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
The GAAP to Non-GAAP Reconciliation presents non-GAAP financial measures that exclude the impact of charges or gains that contribute to or reduce earnings and that may affect financial trends, but which include charges or benefits that result from transactions or events that management believes may or may not recur with similar materiality or impact to our operations in future periods (Non-GAAP Adjustments).
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by the Non-GAAP Adjustments that take place during the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate (Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Tax Rate is calculated as the provision for income taxes, adjusted for the impact of Non-GAAP Adjustments, as a percentage of income from operations before income taxes, excluding Non-GAAP Adjustments.
Free cash flow is a non-GAAP financial measure calculated by subtracting property, plant, and equipment additions from operating cash flows.
Refer to the “GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Summary of Cash Flows" sections for reconciliations of our results of operations prepared in accordance with U.S. GAAP to the adjusted non-GAAP measurements considered by management.
EXECUTIVE LEVEL OVERVIEW
Medtronic is among the world's largest medical technology, services, and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. We employ more than 88,000 full-time employees, serving hospitals, physicians, clinicians, and patients in approximately 160 countries worldwide. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, ear, nose, and throat and diabetes conditions.

Net income attributable to Medtronic for the three months ended January 27, 2017 was $821 million, or $0.59 per diluted share, as compared to net income attributable to Medtronic of $1.1 billion, or $0.77 per diluted share, for the three months ended January 29, 2016, representing decreases of 25 percent and 23 percent, respectively.

Net income attributable to Medtronic for the nine months ended January 27, 2017 was $2.9 billion, or $2.05 per dilutive share, as compared to net income attributable to Medtronic of $2.4 billion, or $1.70 per dilutive share, for the nine months ended January 29, 2016, representing increases of 18 percent and 21 percent, respectively.

The table below illustrates net sales by operating segment for the three and nine months ended January 27, 2017 and January 29, 2016:

	Three months ended			Nine months ended
(in millions)	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Cardiac and Vascular Group	$2,548	$2,410	6%	$7,650	$7,460	3%
Minimally Invasive Therapies Group	2,417	2,291	5	7,314	7,103	3
Restorative Therapies Group	1,817	1,759	3	5,415	5,335	1
Diabetes Group	501	474	6	1,415	1,368	3
Total Net Sales	$7,283	$6,934	5%	$21,794	$21,266	2%

Currency translation had an unfavorable impact of $40 million on net sales for the three months ended January 27, 2017 and a favorable impact of $3 million on net sales for the nine months ended January 27, 2017, as compared to the same periods in the prior fiscal year when using the average exchange rates in effect during the applicable prior fiscal year period. Net sales growth for the nine months ended January 27, 2017 was unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016, resulting from our 52/53 week fiscal year calendar. For the three and nine months ended January 27, 2017, the acquisitions which occurred subsequent to January 29, 2016 contributed $100 million and $217 million, respectively, to our total net sales growth.

The Cardiac and Vascular Group’s net sales growth for the three and nine months ended January 27, 2017 was primarily due to strong net sales in AF Solutions and Diagnostics within Cardiac Rhythm & Heart Failure and in Aortic & Peripheral Vascular. The Minimally Invasive Therapies Group's net sales growth for the three and nine months ended January 27, 2017 was due to strong performance in Surgical Solutions from ongoing new product launches and continued strong sales in Patient Monitoring & Recovery. The Restorative Therapies Group’s net sales growth for the three and nine months ended January 27, 2017 was driven by solid growth in Brain Therapies and Specialty Therapies, partially offset by declines in Pain Therapies. In addition, for the three months ended January 27, 2017, net sales growth was also driven by continued improvement in Spine. The Diabetes Group's net sales growth for the three and nine months ended January 27, 2017 was due to growth in U.S. and international markets. See our discussion in the “Net Sales” section of this management's discussion and analysis for more information on the results of our operating segments.

GAAP to Non-GAAP Reconciliation We have provided the non-GAAP financial measures, because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures to facilitate its review of the operational performance of the Company and as a basis for strategic planning. Management believes that the resulting non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of the Company's ongoing operations and are useful for period over period comparisons of such operations. These non-GAAP financial measures reflect an additional way of viewing aspects of the Company's operations. Refer to our discussion in the "Costs and Expenses" and "Income Taxes" sections of this management's discussion and analysis for more information on the Non-GAAP Adjustments. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and are cautioned that Medtronic may calculate results reflecting non-GAAP financial measures in a manner that is different from other companies.

The tables below present our GAAP to Non-GAAP reconciliations for the three and nine months ended January 27, 2017 and January 29, 2016:

	Three months ended January 27, 2017
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$7,283	$1,147	$967	$821	$147	15.2%
Non-GAAP Adjustments:
Special charge	—	100	100	63	37	37.0
Restructuring charges, net	—	21	21	19	2	9.5
Certain litigation charges		218	218	138	80	36.7
Acquisition-related items	—	68	68	52	16	23.5
Amortization of intangible assets	—	497	497	374	123	24.7
Certain tax adjustments	—	—	—	86	(86)	—
Non-GAAP	$7,283	$2,051	$1,871	$1,553	$319	17.0%

	Three months ended January 29, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$6,934	$1,355	$1,179	$1,095	$84	7.1%
Non-GAAP Adjustments:
Restructuring charges, net	—	28	28	16	12	42.9
Acquisition-related items	—	63	63	43	20	31.7
Amortization of intangible assets	—	484	484	374	110	22.7
Certain tax adjustments	—	—	—	(25)	25	—
Non-GAAP	$6,934	$1,930	$1,754	$1,503	$251	14.3%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

	Nine months ended January 27, 2017
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$21,794	$3,699	$3,167	$2,865	$307	9.7%
Non-GAAP Adjustments:
Impact of inventory step-up	—	38	38	24	14	36.8
Special charge	—	100	100	63	37	37.0
Restructuring charges, net	—	172	172	132	40	23.3
Certain litigation charges	—	300	300	190	110	36.7
Acquisition-related items	—	148	148	93	55	37.2
Amortization of intangible assets	—	1,484	1,484	1,135	349	23.5
Certain tax adjustments	—	—	—	55	(55)	—
Non-GAAP	$21,794	$5,941	$5,409	$4,557	$857	15.8%

	Nine months ended January 29, 2016
(in millions)	Net Sales	Operating Profit	Income from Operations Before Income Taxes	Net Income Attributable to Medtronic	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$21,266	$3,786	$3,202	$2,435	$767	24.0%
Non-GAAP Adjustments:
Impact of inventory step-up	—	226	226	165	61	27.0
Restructuring charges, net	—	167	167	124	43	25.7
Certain litigation charges, net	—	26	26	17	9	34.6
Acquisition-related items	—	183	183	126	57	31.1
Loss on previously held forward starting interest rate swaps	—	—	45	29	16	35.6
Amortization of intangible assets	—	1,448	1,448	1,119	329	22.7
Certain tax adjustments	—	—	—	417	(417)	—
Non-GAAP	$21,266	$5,836	$5,297	$4,432	$865	16.3%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect management's best judgment about economic and market conditions and their potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Our critical accounting estimates include the following:

Revenue Recognition Based upon the lag time between the original sale to distributors at list price, the related distributor rebate earned at time of sale to the end customer and the judgments involved in estimating such rebates, we consider certain Minimally Invasive Therapies Group price adjustment rebates to be a critical accounting estimate. We adjust reserves to reflect differences between estimated and actual experience and record such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales for the three and nine months ended January 27, 2017 were $745 million and $2.3 billion, respectively.
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations in the United States and around the world. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. Estimates of probable losses resulting from litigation, governmental proceedings, and income tax matters involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 16 to the current period's consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 16 to the current period's consolidated financial statements, we believe it is possible that costs associated with these matters could have a material adverse impact on our consolidated earnings, financial position, and/or cash flows.
Income Tax Reserves We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) effective settlement of an issue, (iii) there is a change in applicable tax law including a tax case or legislative guidance, or (iv) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
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
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. We assess the impairment of goodwill at the reporting unit level annually in the third quarter at the reporting unit level and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $41.2 billion and $41.5 billion at January 27, 2017 and April 29, 2016, respectively.
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. Definite-lived intangible assets, net of accumulated amortization, were $25.6 billion and $26.2 billion at January 27, 2017 and April 29, 2016, respectively.
We assess the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangible assets require us to make several estimates about fair value, most of which are based on projected future cash flows. Indefinite-lived intangible assets were $607 million and $721 million at January 27, 2017 and April 29, 2016, respectively.
Contingent Consideration Contingent consideration is recorded at the acquisition date at estimated fair value and is remeasured each reporting period with the change in fair value recognized within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration may result from changes in the estimated timing and amount of revenue, in the timing or probability of achieving the milestones which trigger payment, or discount rates. The fair value of contingent consideration was $262 million and $377 million at January 27, 2017 and April 29, 2016, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's consolidated financial statements.
NET SALES
The table below illustrates net sales by operating segment and division for the three and nine months ended January 27, 2017 and January 29, 2016:

	Three months ended			Nine months ended
(in millions)	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Cardiac Rhythm & Heart Failure	$1,371	$1,278	7%	$4,105	$3,973	3%
Coronary & Structural Heart	751	736	2	2,266	2,277	—
Aortic & Peripheral Vascular	426	396	8	1,279	1,210	6
Cardiac and Vascular Group	2,548	2,410	6	7,650	7,460	3
Surgical Solutions	1,343	1,264	6	4,052	3,907	4
Patient Monitoring & Recovery	1,074	1,027	5	3,262	3,196	2
Minimally Invasive Therapies Group	2,417	2,291	5	7,314	7,103	3
Spine	657	636	3	1,965	1,970	—
Brain Therapies	518	489	6	1,513	1,436	5
Specialty Therapies	370	355	4	1,095	1,048	4
Pain Therapies	272	279	(3)	842	881	(4)
Restorative Therapies Group	1,817	1,759	3	5,415	5,335	1
Diabetes Group	501	474	6	1,415	1,368	3
Total	$7,283	$6,934	5%	$21,794	$21,266	2%

Cardiac and Vascular Group
The Cardiac and Vascular Group’s products, with specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents, balloons, and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 27, 2017 were $2.5 billion and $7.7 billion, respectively, an increase of 6 percent and 3 percent, respectively, as compared to the same periods in the prior fiscal year. Currency translation had an unfavorable impact on net sales for the three and nine months ended January 27, 2017 of $23 million and $18 million, respectively, as compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group's net sales for the nine months ended January 27, 2017 were unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Cardiac and Vascular Group's net sales for the three and nine months ended January 27, 2017, as compared to the same periods in the prior fiscal year, benefited from strong net sales in AF Solutions and Diagnostics within Cardiac Rhythm & Heart Failure and in Aortic & Peripheral Vascular, as well as the acquisition of HeartWare in the second quarter of fiscal year 2017. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 27, 2017 were $1.4 billion and $4.1 billion, respectively, an increase of 7 percent and 3 percent, respectively, as compared to the same periods in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales growth for the three and nine months ended January 27, 2017 was driven by strong growth in AF Solutions and Diagnostics. The strong growth in AF Solutions was driven by the continued global acceptance of our Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system, and the strong growth in Diagnostics was driven by the continued adoption of the Reveal LINQ insertable cardiac monitor. Net sales growth for the three and nine months ended January 27, 2017 was also driven by continued growth of the Amplia MRI, which launched in Japan during the third quarter of fiscal year 2017, the Compia MRI Quad CRT-D, Claria MRI Quad CRT-D, Evera MRI ICD, and Micra TPS pacemaker. Cardiac Rhythm & Heart Failure also benefited from the acquisition of HeartWare, which was acquired during the second quarter of fiscal year 2017.
Coronary & Structural Heart net sales for the three and nine months ended January 27, 2017 were $751 million and $2.3 billion, respectively, an increase of 2 percent and flat, respectively, as compared to the same periods in the prior fiscal year. Coronary & Structural Heart net sales growth for the three months ended January 27, 2017 was largely driven by the recent launch of the Evolut R 34mm transcatheter aortic heart valve in the U.S. Net sales growth for the three and nine months ended January 27, 2017 was driven by continued strong customer adoption of the CoreValve Evolut R in Europe, offset by challenges with drug-eluting stents in both the U.S. and Japan due to competitive pressures related to the anticipated approval of the Resolute Onyx drug-eluting stents in these regions and continued pricing pressures and competition in the U.S. in our Coronary business.
Aortic & Peripheral Vascular net sales for the three and nine months ended January 27, 2017 were $426 million and $1.3 billion, respectively, an increase of 8 percent and 6 percent, respectively, as compared to the same periods in the prior fiscal year. Aortic & Peripheral Vascular net sales growth for the three and nine months ended January 27, 2017 was driven by the continued strong worldwide growth of the IN.PACT Admiral drug-coated balloon as well as success of the Heli-FX EndoAnchor System and the Endurant IIs aortic stent graft. The recent launch of the HawkOne 6 French directional atherectomy system also contributed to net sales growth for the three months ended January 27, 2017.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates.

•
Integration of our acquisition of HeartWare, a leading innovator of the HeartWare Ventricular Assist System (HVAD System), to treat patients around the world suffering from advanced heart failure. The acquisition of HeartWare in August 2016 broadens the Medtronic portfolio of therapies, diagnostic tools and services for patients suffering from heart failure and is part of our therapy innovation strategy to surround the physician with innovative products while focusing on patients and disease states.

•	Acceptance and future growth of the CRT-P quadripolar pacing system, which received CE Mark approval in February 2017 and will launch in Europe during the fourth quarter of fiscal year 2017.

•
Acceptance and future growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm, which launched in the U.S. late in the third quarter of fiscal year 2017 and is expected to launch in Japan in fiscal year 2018.

•	Continued future growth from Reveal LINQ, our next-generation insertable cardiac monitor, which launched in Japan in the second quarter of fiscal year 2017.

•
Continued future growth of our Micra transcatheter pacing system, which started shipments and physician training in the U.S. in the first quarter of fiscal year 2017. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems. During the third quarter of fiscal year 2017, we received notification of reimbursement coverage from Centers for Medicare & Medicaid Services for this transformative therapy, which we expect will accelerate sales in the U.S.

•	Continued acceptance and future growth from Care Management Services as post-acute care services become even more critical in bundled payment models for different interventions.

•
Continued acceptance and future growth from Evolut R 34 mm transcatheter aortic heart valve, our next-generation recapturable system with differentiated 16 French equivalent delivery system, which was launched in the U.S. in the third quarter of fiscal year 2017.

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

•
Continued acceptance and future growth from the HawkOne 6 French (6F) for treating patients with peripheral artery disease (PAD), which launched in the U.S. in the third quarter of fiscal year 2017. The HawkOne system is designed to remove plaque from the vessel wall and restore blood flow. The new HawkOne 6F provides an effective and easy-to-use treatment option for patients with PAD both above and below the knee with a single device at a lower profile.

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, monitors, compression, dialysis, enteral feeding, wound care, and medical surgical products. The Minimally Invasive Therapies Group’s net sales for the three and nine months ended January 27, 2017 were $2.4 billion and $7.3 billion, respectively, an increase of 5 percent and 3 percent, respectively, as compared to the same periods in the prior fiscal year. Currency translation had an unfavorable impact on net sales for the three months ended January 27, 2017 of $5 million, and a favorable impact on net sales for the nine months ended January 27, 2017 of $27 million, as compared to the same periods in the prior fiscal year. The Minimally Invasive Therapies Group's net sales for the nine months ended January 27, 2017 were unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Minimally Invasive Therapies Group's net sales for the three and nine months ended January 27, 2017 benefited from the acquisition of Smith & Nephew's gynecology business in the second quarter of fiscal year 2017 and Bellco in the fourth quarter of fiscal year 2016. See the more detailed discussion of each division's performance below.

Surgical Solutions net sales for the three and nine months ended January 27, 2017 were $1.3 billion and $4.1 billion, respectively, an increase of 6 percent and 4 percent, respectively, as compared to the same periods in the prior fiscal year. Surgical Solutions net sales growth was driven by ongoing new product launches in Advanced Stapling and Advanced Energy, as well as growth in emerging markets. Advanced Stapling benefited from strong performance in endo stapling reloads with Tri-Staple technology, and Advanced Energy benefited from the launch of the new LigaSure vessel sealing instruments and continued strong performance of the Valleylab FT10. The launch of new LigaSure vessel sealing instruments also helped mitigate the negative impact of reprocessing. Surgical Solutions also benefited from the acquisition of Smith & Nephew's gynecology business, which was acquired during the second quarter of fiscal year 2017.

Patient Monitoring & Recovery net sales for the three and nine months ended January 27, 2017 were $1.1 billion and $3.3 billion, respectively, an increase of 5 percent and 2 percent, respectively, as compared to the same periods in the prior fiscal year. Patient Monitoring & Recovery net sales growth is due to strong Ventilation and Airway Management sales of the Puritan Bennett 980, strength in Nellcor pulse oximetry products, and increased growth in emerging markets. Patient Monitoring & Recovery also benefited from the acquisition of Bellco, which was acquired during the fourth quarter of fiscal year 2016.

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

•	Our launch of a new powered stapling and energy platform in fiscal year 2017.

•	Our ability to execute ongoing strategies in order to address the competitive pressure of reprocessing of our vessel sealing disposables in the U.S.

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

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and nine months ended January 27, 2017 were $1.8 billion and $5.4 billion, respectively, an increase of 3 percent and 1 percent, respectively, as compared to the same periods in the prior fiscal year. Currency translation had an unfavorable impact on net sales for the three months ended January 27, 2017 of $7 million and a favorable impact on net sales for the nine months ended January 27, 2017 of $3 million, as compared to the same periods in the prior fiscal year. The Restorative Therapies Group's net sales for the nine months ended January 27, 2017 were unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. Net sales growth for the three and nine months ended January 27, 2017 was driven by solid Brain Therapies and Specialty Therapies growth, partially offset by declines in Pain Therapies. The Restorative Therapies Group’s net sales growth for the three months ended January 27, 2017 was also driven by continued improvement in Spine. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and nine months ended January 27, 2017 were $657 million and $2.0 billion, respectively, an increase of 3 percent and flat, respectively, as compared to the same periods in the prior fiscal year. Spine net sales growth for the three months ended January 27, 2017 was driven by growth in Core Spine in the U.S. due to new product launches in Thoracolumbar, growth in implants due to the success of our Surgical Synergy strategy, as well as growth in U.S. INFUSE. Net sales for the nine months ended January 27, 2017 were flat due to declines in international BMP due to the InductOs stop shipment in Europe and weakness in the Middle East, offset by growth in U.S. Core Spine due to new product launches in Thoracolumbar and U.S. INFUSE. Also driving growth for both the three and nine months ended January 27, 2017 is our "Speed to Scale" initiative, which involves faster innovation cycles and launching a steady cadence of new products at scale with sets immediately available for the entire market.
Brain Therapies net sales for the three and nine months ended January 27, 2017 were $518 million and $1.5 billion, respectively, an increase of 6 percent and 5 percent, respectively, as compared to the same periods in the prior fiscal year. Brain Therapies net sales growth for the three and nine months ended January 27, 2017 was driven by strong growth in both Neurosurgery and Neurovascular. Neurosurgery net sales growth was driven by strong sales of navigation capital equipment, disposables, and the O-arm O2 surgical imaging system. Neurovascular net sales growth was driven by growth in coils from the Axium Prime Extra Soft detachable coil and growth in flow diversion from the Pipeline Flex embolization device. Net sales growth for the nine months ended January 27, 2017 was also driven by Brain Modulation based on the strength of the MR conditional Activa DBS portfolio.
Specialty Therapies net sales for the three and nine months ended January 27, 2017 were $370 million and $1.1 billion, respectively, increases of 4 percent in both periods as compared to the same periods in the prior fiscal year. Specialty Therapies net sales growth for the three and nine months ended January 27, 2017 was driven by strong growth in Advanced Energy and solid growth in Pelvic Health and ENT. Advanced Energy net sales growth was driven by the Aquamantys Transcollation and PEAK PlasmaBlade technologies. Pelvic Health net sales growth was driven by strong InterStim implant growth in the U.S. ENT net sales growth was driven by the adoption of new products, including the Straightshot M5 Microdebrider and NuVent sinus balloons.
Pain Therapies net sales for the three and nine months ended January 27, 2017 were $272 million and $842 million, respectively, a decrease of 3 percent and 4 percent, respectively, as compared to the same periods in the prior fiscal year. The decrease in net sales for the three and nine months ended January 27, 2017 was driven by decreases in our Spinal Cord Stimulation products due to competitive pressures as well as declines in Drug Pumps in the U.S., partially offset by growth in Interventional from the OsteoCool RF Spinal Tumor ablation system.

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

•
Growth in the broader vertebral compression fracture (VCF) and adjacent markets, as we continue to pursue the development of other therapies to treat more patients with VCF, including the recent U.S. launches of both the Kyphon V vertebroplasty system and the Osteocool RF Spinal Tumor ablation system.

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

•
Continued acceptance and growth of our Specialty Therapies, including InterStim therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and Cardiac Rhythm Disease Management device replacements.

•
Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas and ENT power systems, and intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

•
Continued acceptance and growth of the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

•	Continued successful placement of robotic units and associated market adoption of robot-assisted Spine procedures, under a co-promotion agreement with Mazor Robotics.
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and nine months ended January 27, 2017 were $501 million and $1.4 billion, respectively, an increase of 6 percent and 3 percent, respectively, as compared to the same periods in the prior fiscal year. Currency translation had an unfavorable impact on net sales for the three and nine months ended January 27, 2017 of $5 million and $9 million, respectively, as compared to the same periods in the prior fiscal year. The Diabetes Group's net sales for the nine months ended January 27, 2017 was unfavorably impacted by an additional selling week during the first quarter of fiscal year 2016. The Diabetes Group's net sales for the three and nine months ended January 27, 2017 benefited from growth in both the U.S. and international markets due to strong U.S. interest in the MiniMed 630G system and the Priority Access Program for the MiniMed 670G hybrid closed loop system, which is expected to launch in the spring of 2017, and strong international sales in Europe and Asia Pacific of the MiniMed 640G system.

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

•
Acceptance of the MiniMed 630G system, which includes the insulin pump and Enlite CGM sensor. This system launched in the U.S. in August 2016 and combines proprietary SmartGuard technology featured in the MiniMed 530G system with a brand new hardware platform and user-friendly design.

•
Acceptance and future growth of the MiniMed 670G system, the first hybrid closed loop system in the world. The system features our most advanced SmartGuard HCL algorithm, which enables improved glucose control with reduced user input. The MiniMed 670G system received U.S. FDA approval during the second quarter of fiscal year 2017, and its U.S. launch is expected in the spring of 2017.

•
Continued acceptance and future growth from our next-generation pump systems, the MiniMed 640G system with SmartGuard featuring predictive low-glucose management, which has launched in Europe, Australia, and select countries in Latin America and Asia, and the MiniMed 620G system, the first integrated system customized for the Japanese market.

•
Acceptance and future growth of Guardian Connect continuous glucose monitoring (CGM) system which displays information directly to a smartphone. Guardian Connect received CE mark in 2016 and has launched internationally.

•	Selection by UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members access to our advanced diabetes technology and comprehensive support services.
OPERATIONS BY MARKET GEOGRAPHY
The tables below include net sales by market geography for each of our operating segments for the three and nine months ended January 27, 2017 and January 29, 2016:

	Three months ended January 27, 2017			Three months ended January 29, 2016
(in millions)	U.S. (1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)	U.S. (1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)
Cardiac and Vascular Group	$1,320	$815	$413	$1,250	$775	$385
Minimally Invasive Therapies Group	1,234	842	341	1,207	780	304
Restorative Therapies Group	1,242	384	191	1,215	367	177
Diabetes Group	310	152	39	293	144	37
Total	$4,106	$2,193	$984	$3,965	$2,066	$903

	Nine months ended January 27, 2017			Nine months ended January 29, 2016
(in millions)	U.S. (1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)	U.S.(1)	Non-U.S. Developed Markets (2)	Emerging Markets (3)
Cardiac and Vascular Group	$3,970	$2,467	$1,213	$3,936	$2,378	$1,146
Minimally Invasive Therapies Group	3,735	2,558	1,021	3,762	2,398	943
Restorative Therapies Group	3,710	1,151	554	3,660	1,121	554
Diabetes Group	845	457	113	847	418	103
Total	$12,260	$6,633	$2,901	$12,205	$6,315	$2,746

(1)	U.S. includes the United States and U.S. territories

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above

For the three and nine months ended January 27, 2017, net sales in the U.S. increased 4 percent and were flat, respectively; non-U.S. developed markets increased 6 percent and 5 percent, respectively; and emerging markets increased 9 percent and 6 percent, respectively, as compared to the same periods in the prior fiscal year. Our performance for the nine months ended January 27, 2017 was unfavorably impacted by approximately $450 million due to an additional selling week in the first quarter of fiscal year 2016 as a result of our 52/53 week fiscal year calendar. Currency translation had an unfavorable impact on net sales of $40 million and a favorable impact of $3 million for the three and nine months ended January 27, 2017, respectively.
COSTS AND EXPENSES
The following is a summary of certain costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Cost of products sold	31.1%	30.9%	31.5%	31.9%
Research and development expense	7.3	7.9	7.5	7.8
Selling, general, and administrative expense	32.8	33.4	33.2	33.4
Cost of Products Sold We continue to focus on reducing our costs of production through channel optimization, supply chain management, and changes to our manufacturing network.
Cost of products sold for the three and nine months ended January 27, 2017 were $2.3 billion and $6.9 billion, respectively. For the nine months ended January 27, 2017, the decrease in cost of products sold as a percentage of net sales over the same period in the prior fiscal year was primarily attributable to a $226 million charge during the first quarter of fiscal year 2016 related to the recognition of the fair value step-up of acquired Covidien inventory, partially offset by a $38 million charge during the second quarter of fiscal year 2017 related to the recognition of the fair value step-up of acquired HeartWare inventory.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, that lead to enhanced quality of life, and can be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
Research and development expense for the three and nine months ended January 27, 2017 was $530 million and $1.6 billion, respectively. Research and development expense decreased as a percentage of sales compared to the same periods in the prior fiscal year due, in part, to the timing of clinical trials and product approvals obtained. During the third quarter of fiscal year 2017, we continued to invest in new technologies to support our mission through continued product growth within our business units.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions.
Selling, general, and administrative expense for the three and nine months ended January 27, 2017 were $2.4 billion and $7.2 billion, respectively. Selling, general, and administrative expense decreased as a percentage of net sales over the same periods in the prior fiscal year primarily due to cost synergy initiatives from the Covidien acquisition. We continue to execute on our cost synergies from the Covidien acquisition and remain on track to deliver synergy savings this fiscal year.

The following is a summary of other costs and expenses:

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Special charge	$100	$—	$100	$—
Restructuring charges, net	21	19	162	159
Certain litigation charges	218	—	300	26
Acquisition-related items	68	63	148	183
Amortization of intangible assets	497	484	1,484	1,448
Other expense, net	46	9	174	127
Interest expense, net	180	176	532	584
Special Charge During the three and nine months ended January 27, 2017, continuing our commitment to improve the health of people and communities throughout the world, we made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
During the three and nine months ended January 29, 2016, we did not recognize a special charge.
For additional information about the special charge, see Note 4 to the current period's consolidated financial statements.
Restructuring Charges We incur restructuring charges in connection with our cost-reduction and productivity initiatives or with acquisitions when we implement plans to restructure and integrate the acquired operations. Amounts recognized as restructuring charges result from a series of judgments and estimates about future events and uncertainties and rely heavily on assumptions upon implementation of the initiative programs.
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
Our restructuring reserve balance was $209 million at January 27, 2017. During the three and nine months ended January 27, 2017, we recognized restructuring charges of $56 million and $214 million, respectively, which were partially offset by reversals of excess restructuring reserves of $35 million and $42 million, respectively. Reversals of restructuring reserves relate to certain employees identified for termination finding other positions within the Company and employee termination costs being less than initially estimated. For the nine months ended January 27, 2017, restructuring charges included $10 million recognized within cost of products sold.
For additional information about our restructuring program, see Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal proceedings as certain litigation charges. During the three and nine months ended January 27, 2017, we recognized $218 million and $300 million, respectively, of certain litigation charges related to probable and estimable damages. During the three months ended January 29, 2016, there were no certain litigation charges. During the nine months ended January 29, 2016, we recognized $26 million of certain litigation charges related to probable and estimable damages.
Acquisition-Related Items During the three and nine months ended January 27, 2017, we recognized acquisition-related items expense of $68 million and $148 million, respectively, primarily due to integration-related expenses incurred in connection with the Covidien acquisition and acquisition-related expenses incurred in connection with the HeartWare acquisition. For the nine months ended January 27, 2017, these expenses were partially offset by the change in fair value of contingent consideration as a result of revised revenue forecasts and anticipated regulatory milestones.
During the three and nine months ended January 29, 2016, we recognized acquisition-related items expense of $63 million and $183 million, respectively, primarily due to integration-related expenses incurred in connection with the Covidien acquisition, partially offset by income related to the change in fair value of contingent consideration.
For additional information about acquisition-related items, see Note 3 to the current period's consolidated financial statements.

Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and nine months ended January 27, 2017, amortization expense was $497 million and $1.5 billion, respectively, as compared to $484 million and $1.4 billion, respectively, for the same periods in the prior fiscal year.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized and unrealized currency transaction and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax.
For the three and nine months ended January 27, 2017, other expense, net was $46 million and $174 million, respectively, as compared to $9 million and $127 million, respectively, for the same periods in the prior fiscal year. For the three and nine months ended January 27, 2017, net currency transaction and derivative gains decreased approximately $43 and $193 million, respectively, partially offset by the cost savings of $31 and $133 million, respectively, related to the suspension of the U.S. medical device excise tax.
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
For the three and nine months ended January 27, 2017, interest expense, net was $180 million and $532 million, respectively, as compared to $176 million and $584 million, respectively, for the same periods in the prior fiscal year. The decrease in interest expense, net during the nine months ended January 27, 2017 was the result of carrying less current and long-term debt, on average, compared to the same period in the prior fiscal year.
INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Provision for income taxes	$147	$84	$307	$767
Income from operations before taxes	967	1,179	3,167	3,202
Effective tax rate	15.2%	7.1%	9.7%	24.0%

Non-GAAP provision for income taxes	$319	$251	$857	$865
Non-GAAP income from operations before taxes	1,871	1,754	5,409	5,297
Non-GAAP Nominal Tax Rate	17.0%	14.3%	15.8%	16.3%
Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	1.8%	7.2%	6.1%	(7.7)%
Our effective tax rate for the three and nine months ended January 27, 2017 was 15.2 percent and 9.7 percent, respectively, compared to 7.1 percent and 24.0 percent for the three and nine months ended January 29, 2016, respectively. The change in our effective tax rate for the three and nine months ended January 27, 2017 was primarily due to certain tax adjustments, the impact of special charges, restructuring charges, net, certain litigation charges, acquisition-related items, the finalization of certain tax returns, changes to certain deferred income tax balances and uncertain tax position reserves, the permanent extension of the U.S. federal research and development tax credit during the third quarter of fiscal year 2016, and year over year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 27, 2017 was 17.0 percent and 15.8 percent, respectively, compared to 14.3 percent and 16.3 percent for the three and nine months ended January 29, 2016, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily the result of the finalization of certain tax returns, changes to certain deferred income tax balances and uncertain tax position reserves, the permanent extension of the U.S. federal research and development tax credit during the third quarter of fiscal year 2016, and year over year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 27, 2017 of approximately $19 million and $54 million, respectively.
Certain Tax Adjustments During the three months ended January 27, 2017, we recognized a charge of $86 million associated with the IRS’s disallowance of the utilization of certain net operating losses, and the recording of a valuation allowance against the net operating loss deferred tax asset. During the nine months ended January 27, 2017, we also recognized a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. We also recognized a $29 million charge in connection with the redemption of an intercompany minority interest. These charges were partially offset by a $431 million tax benefit recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS.
During the three months ended January 29, 2016, we recognized a $25 million tax benefit associated with the disposition of a wholly owned U.S. subsidiary. During the nine months ended January 29, 2016, we recognized certain tax adjustments of $417 million. The certain tax adjustments primarily related to U.S. income tax expense resulting from our completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by our U.S.-controlled non-U.S. subsidiaries, which was partially offset by the tax benefit associated with the disposition of a wholly owned U.S. subsidiary.
For additional information about certain tax adjustments, see Notes 11 and 16 to the current period's consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES

(in millions)	January 27, 2017	April 29, 2016
Working capital	$9,751	$16,435
Current ratio (1)	1.8:1.0	3.3:1.0
Cash, cash equivalents, and current investments	$11,458	$12,634
Current debt obligations and long-term debt	$32,149	$31,102

(1)	The ratio of current assets to current liabilities
We believe our balance sheet and liquidity provide us with flexibility in the future. Approximately $6 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents and investments, as well as our $3.5 billion revolving credit facility and related commercial paper program ($1.1 billion of commercial paper outstanding at January 27, 2017), will satisfy our foreseeable operating needs for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.

Agency Rating (1)
	January 27, 2017	April 29, 2016
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there can be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at January 27, 2017 were unchanged as compared to the ratings at April 29, 2016. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and our $3.5 billion revolving credit facility and related commercial paper program, discussed above and within the “Debt and Capital” section of this management's discussion and analysis.

We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows.
Note 16 to the consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position, and/or cash flows.
We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs. However, we evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
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
For the three and nine months ended January 27, 2017, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, at January 27, 2017, we have $310 million of gross unrealized losses on our aggregate current and non-current available-for-sale debt securities of $8.7 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could adversely impact our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
Summary of Cash Flows

	Nine months ended
(in millions)	January 27, 2017	January 29, 2016
Cash provided by (used in):
Operating activities	$5,107	$3,892
Investing activities	(1,299)	(2,328)
Financing activities	(3,970)	(3,677)
Effect of exchange rate changes on cash and cash equivalents	54	(9)
Net change in cash and cash equivalents	$(108)	$(2,122)
Operating Activities The $1.2 billion increase in net cash provided was primarily driven by a decrease in cash paid for income taxes of $762 million, a decrease in certain litigation payments of $177 million, and a decrease in cash paid for interest of $81 million. The decrease in cash paid for income taxes was primarily a result of payments made for the resolution of the Kyphon acquisition-related matters, as well as Covidien income tax extension payments, during the nine months ended January 29, 2016. We did not make any significant audit settlement payments or significant extension payments during the nine months ended January 27, 2017. The decrease in cash paid for interest was the result of carrying less current and long-term debt during the nine months ended January 27, 2017 compared to the same period in the prior fiscal year.
Investing Activities The $1.0 billion decrease in net cash used was primarily attributable to lower levels of cash used for purchases of investments and an increase in the proceeds from the sale of investments, partially offset by an increase in cash used for acquisitions and increased capital expenditures.

Financing Activities The $293 million increase in net cash used is primarily attributable to an increase in share repurchases and dividends to shareholders, partially offset by lower levels of payments on long-term debt.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, is calculated by subtracting property, plant, and equipment additions from operating cash flows. Management uses this non-GAAP financial measure, in addition to U.S. GAAP financial measures, to evaluate our operating results. Free cash flow should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

	Nine months ended
(in millions)	January 27, 2017	January 29, 2016
Net cash provided by operating activities	$5,107	$3,892
Net cash used in investing activities	(1,299)	(2,328)
Net cash used in financing activities	(3,970)	(3,677)

Net cash provided by operating activities	$5,107	$3,892
Additions to property, plant, and equipment	(924)	(693)
Free cash flow	$4,183	$3,199

Dividends to shareholders	$1,782	$1,608
Repurchase of ordinary shares	3,409	2,170
Issuances of ordinary shares	(309)	(360)
Return to shareholders	$4,882	$3,418
Return of operating cash flow percentage	96%	88%
Return of free cash flow percentage	117	107
Debt and Capital
Our capital structure consists of interest-bearing debt and equity. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, was $6.2 billion at January 27, 2017 compared to $993 million at April 29, 2016. We utilize Senior Notes to meet our long-term financing needs. Long-term debt at January 27, 2017 was $25.9 billion compared to $30.1 billion at April 29, 2016.
We maintain a commercial paper program for short term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At January 27, 2017, we had $1.1 billion of commercial paper outstanding. No amount of commercial paper was outstanding at April 29, 2016. During the three and nine months ended January 27, 2017, the weighted average original maturity of the commercial paper outstanding was approximately 40 days and 38 days, respectively, and the weighted average interest rate was 0.87 percent and 0.82 percent, respectively. The issuance of commercial paper reduced the amount of credit available under our revolving credit facility.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At January 27, 2017 and April 29, 2016, no amounts were outstanding on the committed line of credit.
Interest rates on advances of our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's refer to "Liquidity and Capital Resources" section of this management's discussion and analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at January 27, 2017.

We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of the Company's ordinary shares. During the three and nine months ended January 27, 2017, we repurchased approximately 8 million and 41 million shares, respectively, at an average price per share of $74.47 and $83.16, respectively. At January 27, 2017, we had approximately 31 million shares remaining under share repurchase programs authorized by our Board of Directors.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this management discussion and analysis, Note 7 to the current period's consolidated financial statements, and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 27, 2017 and April 29, 2016 was $10.9 billion and $10.8 billion, respectively. At January 27, 2017, these contracts were in a net unrealized gain position of $242 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 27, 2017 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $768 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio as of January 27, 2017, was comprised of debt predominately denominated in U.S. dollars, of which approximately 90% is fixed rate debt and approximately 10% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of January 27, 2017, indicates that the fair value of these instruments would correspondingly change by $61 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, see the “Liquidity and Capital Resources” section of the current period's management's discussion and analysis. For additional discussion of market risk, see Notes 6 and 8 to the current period's consolidated financial statements.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously disclosed, the Company is deploying an enterprise resource planning (ERP) software platform, SAP, to the Minimally Invasive Therapies Group. During the third quarter of fiscal year 2017, Medtronic continued the deployment of this software along with other enterprise systems, which resulted in a material change to the internal controls over financial reporting for the Minimally Invasive Therapies Group. The internal controls were updated to reflect these changes. These system deployments will continue with projected completion in fiscal year 2019. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 16 to the current period's consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2017:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)
10/29/2016-11/25/2016	1,520,063	$82.23	1,520,063	37,625,570
11/26/2016-12/30/2016	3,101,323	72.55	3,101,323	34,524,247
12/31/2016-1/27/2017	3,636,737	72.87	3,636,737	30,887,510
Total	8,258,123	$74.47	8,258,123	30,887,510

(1)
In June 2015, the Company’s Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the repurchase of 80 million of the Company’s ordinary shares. As authorized by the Board of Directors, our share redemption program expires when the total number of authorized shares have been redeemed.

Item 6. Exhibits

(a)	Exhibits
3.1
Amended and Restated Memorandum and Articles of Association of Medtronic plc (incorporated by reference to Exhibit 3.2 to Medtronic plc's Registration Statement on Form S-3, filed on February 6, 2017, File No. 333-215895)

	10.1	Ellis Consulting Agreement
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	March 3, 2017	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	March 3, 2017	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer