Form 10-K
period 2017-04-28
Medtronic plc
filed 2017-06-27
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 28, 2017.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-36820
®
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity of Medtronic PLC held by non-affiliates of the registrant as of October 28, 2016, based on the closing price of $81.93, as reported on the New York Stock Exchange: approximately $112.4 billion. Number of Ordinary Shares outstanding on June 21, 2017: 1,359,026,669
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for its 2017 Annual General Meeting are incorporated by reference into Part III hereto.

Investor Information
Annual Meeting and Record Dates
Medtronic Public Limited Company, organized under the laws of Ireland (Medtronic plc, Medtronic, the Company, or we, us, or our) will hold its 2017 Annual General Meeting of Shareholders (2017 Annual Meeting) on Friday, December 8, 2017 at 8:00 a.m., local Dublin time at the Conrad Dublin Hotel Earlsfort Terrace Dublin 2, Ireland. The record date for the 2017 Annual Meeting is October 10, 2017 and all shareholders of record at the close of business on that day will be entitled to vote at the 2017 Annual Meeting.
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
The information listed above may also be obtained upon request from the Medtronic Investor Relations Department, 710 Medtronic Parkway, Minneapolis, MN 55432 USA.
We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.
Available Information
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public may obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330.
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
Direct Stock Purchase Plan
Medtronic’s transfer agent, Wells Fargo Bank N.A, administers the direct stock purchase plan, which is called the Shareowner Service Plus PlanSM. Features of this plan include direct stock purchase and reinvestment of dividends to purchase shares of Medtronic stock. All registered shareholders and potential investors may participate.
To request information on the Shareowner Service Plus PlanSM, or to enroll in the plan, contact Wells Fargo Shareowner ServicesSM at 888-648-8154 or 651-450-4064. You may also enroll via the Internet by visiting www.shareowneronline.com and selecting “Direct Purchase Plan.”

PART I
Item 1. Business
OVERVIEW
Medtronic plc, headquartered in Dublin, Ireland, is among the world's largest medical technology, services and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. Medtronic was founded in 1949 and today serves hospitals, physicians, clinicians, and patients in approximately 160 countries worldwide. We remain committed to a mission written by our founder in 1960 that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
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
On January 26, 2015 (Acquisition Date), Medtronic completed the acquisition of Covidien plc, a public limited company organized under the laws of Ireland (Covidien) in a cash and stock transaction valued at $50.0 billion. In connection with the transaction, Medtronic, Inc., a Minnesota corporation (Medtronic, Inc.), and Covidien were combined under and became subsidiaries of Medtronic plc. Covidien was a global leader in the development, manufacture and sale of healthcare products for use in clinical and home settings. On a pro forma basis, as if the Covidien merger had occurred at the beginning of fiscal year 2015, our combined net sales would have been $28.4 billion. The merger with Covidien provides us with increased financial strength and flexibility and is expected to meaningfully accelerate all three strategies discussed above.
We reorganized our reporting structure and aligned our segments and the underlying divisions and businesses in fiscal year 2015 due to the acquisition of Covidien. The majority of Covidien’s operations are included in the Minimally Invasive Therapies Group. For more information on our segments, please see Note 22 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
We currently function in four operating segments that primarily manufacture and sell device-based medical therapies. Our operating segments with each of their reported net sales for fiscal year 2017, along with their related divisions, are as follows:
Cardiac and Vascular Group (Fiscal year 2017 net sales of $10.5 billion)

•	Cardiac Rhythm & Heart Failure

•	Coronary & Structural Heart

•	Aortic & Peripheral Vascular
Minimally Invasive Therapies Group (Fiscal year 2017 net sales of $9.9 billion)

•	Surgical Solutions

•	Patient Monitoring & Recovery
Restorative Therapies Group (Fiscal year 2017 net sales of $7.4 billion)

•	Spine

•	Brain Therapies

•	Specialty Therapies

•	Pain Therapies
Diabetes Group (Fiscal year 2017 net sales of $1.9 billion)

•	Intensive Insulin Management

•	Non-Intensive Diabetes Therapies

•	Diabetes Service & Solutions

CARDIAC AND VASCULAR GROUP
Cardiac Rhythm & Heart Failure Disease Management (CRHF)
Our CRHF division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, information systems for the management of patients with CRHF devices, ventricular assist systems, and an integrated health solutions business.
The following are the principal products and services offered by our CRHF division:
Implantable Cardiac Pacemakers (Pacemakers) Our latest generations of pacemaker systems are the Advisa MRI SureScan models, the Micra Transcatheter Pacing System, and the Ensura MRI SureScan model. The Micra Transcatheter Pacing System, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker, and the Advisa MRI SureScan models have received United States (U.S.) Food and Drug Administration (FDA) approval and Conformité Européene (CE) Mark approval, while the Ensura MRI SureScan models have received CE Mark approval.
Implantable Cardioverter Defibrillators (ICDs) Our latest generation ICD is the Evera MRI SureScan, the first ICD system with CE Mark, PMDA (Japan),  and U.S. FDA, approval for full-body MRI scans for both 1.5T and 3T scanners. The Evera system is paired with the reliable Sprint Quattro Secure lead, the only defibrillator lead with more than 12 years of proven performance with active monitoring.
Implantable Cardiac Resynchronization Therapy Devices (CRT-Ds and CRT-Ps) Our latest generation of CRTs, the Claria/Amplia/Compia family of MRI Quad CRT-D SureScan systems and the Percepta/Serena/Solara family of MRI Quad CRT-P SureScan systems, have received U.S. FDA approval and CE Mark. The Claria CRT-D MRI and Percepta CRT-P MRI devices feature EffectivCRT, which is a new algorithm that verifies left ventricular pacing effectiveness and automatically tailors the therapy to individual patients. These devices also include the proprietary AdaptivCRT algorithm, which reduces a patient's odds of a 30-day heart failure readmission and has demonstrated a reduction in AF risk compared to echo-optimized biventricular pacing.
AF Products Our portfolio of AF products includes the Arctic Front Advance Cardiac Cryoballoon System, which includes the U.S. FDA approved Arctic Front Advance ST Cryoablation Catheter, designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF. Additionally, we have a second-generation CE Mark approved Phased RF System, PVAC Gold, which uses duty cycled, phased radio frequency energy for the treatment of symptomatic paroxysmal persistent and long-standing persistent AF.
Diagnostics and Monitoring Devices Our Reveal LINQ is our newest Insertable Cardiac Monitor (ICM) System. The system is used to record the heart’s electrical activity before, during, and after transient symptoms such as syncope (i.e., fainting) and palpitations to assist in diagnosis.
Mechanical Circulatory Support Products (MCS) Our MCS products include miniaturized implantable heart pumps, or ventricular assist devices, patient accessories and surgical tools to treat patients suffering from advanced heart failure.
TYRX Products Our TYRX products include the Absorbable Antibacterial Envelope and the TYRX Neuro Absorbable Antibacterial Envelope, which are designed to stabilize electronic implantable devices and help prevent infection associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators.
Services and Solutions Our Care Management Services products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Our Cath Lab Managed Services business is focused on developing partnerships with hospitals to provide services directly related to hospital operational efficiency.
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
The following are the principal products offered by our CSH division:
Transcatheter Heart Valves (TCVs) Our latest generation TCVs include the CoreValve family of aortic valves. CoreValve, which is the only TCV system shown to be superior to open-heart surgery, has received U.S. FDA approval for extreme and high risk patients. Our second-generation recapturable TCV system, CoreValve Evolut R, has received U.S. FDA approval and CE Mark approval for the 23, 26, 29, and 34 millimeter sizes of the valve. Our third-generation system, CoreValve Evolut PRO has received U.S. FDA approval.
Percutaneous Coronary Intervention (PCI) Our latest generation PCI stent products include our Resolute Integrity drug-eluting stent systems, which have received U.S. FDA approval, as well as our Resolute Onyx drug-eluting stent systems, which have received both CE Mark and U.S. FDA approval.
Heart Surgery Our Heart Surgery business offers a complete line of surgical valve replacement and repair products for damaged or diseased heart valves. Our replacement products include both tissue and mechanical valves. We also offer a complete line of blood-handling products that form a circulatory support system to maintain and monitor blood circulation and coagulation status, oxygen supply, and body temperature during arrested heart surgery. Additionally, we offer surgical ablation systems and positioning and stabilization technologies.
Aortic & Peripheral Vascular Disease Management (APV)
Our APV division is comprised of a comprehensive line of products and therapies to treat aortic disease (such as aneurysms, dissections, and transections) as well as peripheral vascular disease (PVD), and critical limb ischemia (CLI). Our products include endovascular stent graft systems, peripheral drug coated balloons, stent and angioplasty systems, and carotid embolic protection systems for the treatment of vascular disease outside the heart, as well as products for superficial and deep venous disease.
The following are the principal products offered by our APV division:
Endovascular Stent Grafts (Aortic) Our Aortic products are designed to treat aortic aneurysms in either the abdomen or thoracic regions of the aorta. Our product line includes a range of endovascular stent grafts and accessories including the market-leading Endurant 2S Abdominal Aortic Aneurysm (AAA) Stent Graft System, the Valiant Captivia Thoracic Aortic Aneurysm (TAA) stent graft system, and the Aptu Heli-FX EndoAnchor System.
Peripheral Vascular (PV) Our primary PV products include percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, vascular stents, such as the Protégé & Everflex self-expanding stents and Visi-Pro balloon expandable stents, directional atherectomy products, such as the HawkOne plaque excision system, and other procedure support tools.
EndoVenous (EV)  Our EndoVenous product lines are used to treat superficial and deep venous diseases in the lower extremities and include the ClosureFast RF ablation system, the VenaSeal medical adhesive system while also now focusing on embolisms with the Concerto detachable coil system, the Micro Vascular Plug (MVP), the PV ONYX liquid embolic system and other procedure support products.

MINIMALLY INVASIVE THERAPIES GROUP

Surgical Solutions
Our Surgical Solutions division develops, manufactures, and markets advanced surgical, general surgical, and hernia products and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. In addition, we develop, manufacture, and market several unique products in the emerging fields of minimally invasive gastrointestinal diagnostics, ablation, and interventional lung.
The following are the principal products offered by our Surgical Solutions division:
Surgical Innovations Our Surgical Innovations business includes sales of stapling, vessel sealing, fixation (hernia mechanical devices), mesh, hardware and surgical instruments, as well as wound closure, and electrosurgical products. Key advanced surgical products include: the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple Technology and the Endo GIA ultra universal stapler; the iDrive and Signia powered stapling systems; the LigaSure vessel sealing system, which features specialty/application specific handpieces powered by proprietary hardware platforms; the Sonicision cordless ultrasonic dissection system; AbsorbaTack absorbable mesh fixation device for hernia repair; Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair; and Parietex ProGrip, a selfgripping, biocompatible solution for inguinal hernias.
Early Technologies Our Early Technologies products include ablation products, and interventional lung and gastrointestinal solutions. This includes the PillCam SB and PillCam COLON, a minimally-invasive, swallowed optical endoscopy technology; superDimesion to evaluate lung lesions; the Cool-tip radiofrequency ablation system; the Evident microwave ablation system; and the HALO ablation catheters for treatment of Barrett’s esophagus.

Patient Monitoring & Recovery (PMR)
Our PMR division develops, manufactures, and markets products and therapies to enable complication-free recovery to enhance patient outcomes.
The following are the principal products offered by our PMR division:
Patient Monitoring Our Patient Monitoring products include sensors, monitors, and temperature management products. Key patient monitoring products include: Capnostream with Microstream technology capnography monitors, the Nellcor Bedside SpO2 patient monitoring system, the Bispectral Index (BIS) brain monitoring technology, the INVOS Cerebral/Somatic Oximeter, and related modules and sensors.
Airway & Ventilation Our Airway & Ventilation business primarily includes sales of airway, ventilator and inhalation therapy products. Key airway & ventilation products include: the Puritan Bennett 840 and 980 ventilators, the Newport e360 and HT70 ventilators, the TaperGuard Evac tube, Shiley Endotracheal Tubes, Shiley Tracheostomy Tubes, DAR Filters, and resuscitation bags.
Patient Care Our Patient Care products include medical surgical products, such as operating room supply products and electrodes, as well as incontinence, wound care, urology, suction products, and SharpSafety products, which includes needles, syringes, and sharps disposal products. In addition, we manufacture Original Equipment Manufacturer (OEM) products, which are various medical supplies manufactured for other medical products companies. Under our Medi-Trace brand, we offer a comprehensive line of monitoring, diagnostic, and defibrillation electrodes.
Deep Vein Thrombosis Our Deep Vein Thrombosis business primarily includes sales of compression product lines. Key Deep Vein Thrombosis products include Kendall SDC compression system, A-V Impulse Foot Compression System, and T.E.D. anti-embolism stockings.
Nutritional Insufficiency Our Nutritional Insufficiency business primarily includes sales of enteral feeding products. Key nutritional insufficiency products include Kangaroo enteral feeding systems.
Renal Care Solutions Our Renal Care Solutions business delivers a broad portfolio of meaningful innovations and solutions for the treatment of renal disease. Our global portfolio of products include dialysis catheters for renal therapy access, fistula cannula for cannulation during dialysis treatment, and a comprehensive portfolio of equipment and consumables for performing dialysis treatment for both acute and chronic renal failure conditions.

RESTORATIVE THERAPIES GROUP

Spine
Our Spine division develops, manufactures, and markets a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. Our products and therapies treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. Our Spine division also provides biologic solutions for the orthopedic and dental markets and, in concert with our Neurosurgery business, we offer unique and highly differentiated navigation, neuromonitoring, and power technologies designed for spine procedures.
The following are the principal products offered by our Spine division:
Core Spine Our Core Spine products include the CD HORIZON SOLERA and LEGACY Systems, and the CAPSTONE, CLYDESDALE, and ELEVATE interbody spacers. In addition, Medtronic offers a number of products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON VOYAGER, SOLERA SEXTANT and LONGITUDE Percutaneous Fixation Systems. Products used to treat conditions in the cervical region of the spine include the ZEVO and ATLANTIS VISION ELITE Anterior Cervical Plate Systems, the VERTEX SELECT Reconstruction System, and the PRESTIGE and BRYAN Cervical Artificial Discs.
Biologics Products Our Biologics products include INFUSE Bone Graft (InductOs in the European Union (E.U.)), which contains a recombinant human bone morphogenetic protein, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications, Demineralized Bone Matrix (DBM) products, including MagniFuse, Grafton/Grafton Plus, and PROGENIX, and the MASTERGRAFT family of synthetic bone graft products - Matrix, Putty, and Granules.
Brain Therapies
Our Brain Therapies division offers an integrated portfolio of devices and therapies for the treatment of neurological disorders and diseases, as well as surgical technologies designed to improve the precision and workflow of neuro procedures.

The following are the principal products offered by our Brain Therapies division:
Neurovascular Our Neurovascular business develops, manufactures, and markets products and therapies to treat diseases of the vasculature in and around the brain. Our products include coils, neurovascular stents, and flow diversion products, as well as access and delivery products to support procedures. Our products also include the Pipeline Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms; the Solitaire FR revascularization device for treatment of acute ischemic stroke; and the Apollo Onyx delivery micro catheter, the first detachable tip micro-catheter available in the U.S.
Brain Modulation Our Brain Modulation portfolio of products include those for the treatment of the disabling symptoms of essential tremor, Parkinson's disease, refractory epilepsy (outside the U.S.), severe, treatment-resistant obsessive compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Our family of Activa Neurostimulators for Brain Modulation includes Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery).
Neurosurgery Our Neurosurgery portfolio of products include both platform technologies and implant therapies. The StealthStation Navigation System and O-arm Imaging System are both platforms used in cranial, spinal, sinus, and orthopedic procedures. The Midas Rex Surgical Drills are used in cranial, spinal, and orthopedic procedures. Visualase MRI-Guided Laser Ablation is used in neurosurgery procedures, and our CSF Management Portfolio is used in treating hydrocephalus and other conditions impacting the intracranial pressure.
Specialty Therapies
Our Specialty Therapies division is comprised of Pelvic Health & Gastric Therapies, ENT, and Advanced Energy. ENT develops, manufactures, and markets products and therapies to treat diseases of the ear, nose and throat (ENT). Our Advanced Energy business includes products in the emerging field of advanced energy surgical incision technology, as well as the haemostatic sealing of soft tissue and bone.
The following are the principal products offered by our Specialty Therapies division:
Pelvic Health & Gastric Therapies Our sacral neuromodulation uses InterStim, a neurostimulator, to help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. In addition, our percutaneous tibial neuromodulation uses the NURO device for the treatment of overactive bladder and associated symptoms of urinary urge incontinence, urinary urgency, urinary frequency. Currently, Enterra Therapy is the only gastric electrical stimulation therapy approved in the U.S. (under a HDE), Europe, Australia, and Canada for use in the treatment of intractable nausea and vomiting associated with gastroparesis. The system, which contains a small neurostimulator and two leads, stimulates the smooth muscles of the lower stomach.
ENT Our products for the treatment of ENT diseases and conditions include Straightshot M5 Microdebrider Handpiece, the IPC system, NIM Nerve Monitoring Systems, Fusion ENT Navigation System, as well as products for hearing restoration and obstructive sleep apnea.
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
Pain Therapies
Our Pain Therapies division includes neurostimulation systems and implantable drug infusion systems for chronic pain, as well as interventional products.
The following are the principal products offered by our Pain Therapies division:
Neurostimulation Systems for Chronic Pain Our portfolio of neurostimulation systems includes rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and/or limb pain. Our portfolio of products includes pain neurostimulation systems with SureScan MRI Technology, including the RestoreSensor (rechargeable) SureScan MRI, with its proprietary AdaptiveStim technology.
Implantable Drug Infusion Systems Our SynchroMed II Implantable Infusion System delivers small quantities of drug directly into the intrathecal space surrounding the spinal cord. These devices are used to treat chronic, intractable pain and severe spasticity associated with cerebral palsy, multiple sclerosis, spinal cord and traumatic brain injuries, and stroke.

Interventional Products Our interventional products include the Xpander II Balloon Kyphoplasty system, the Kyphon-V vertebroplasty system and the OsteoCool RF Tumor ablation system.

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
The following are the principal products offered by our Diabetes divisions:
Integrated Diabetes Management Solutions Our Integrated Diabetes Management Solutions business has the first hybrid closed loop system in the world - the MiniMed 670G System - which received U.S. FDA approval during the second quarter of fiscal year 2017, and launched in the U.S. in June 2017. Additionally, in the U.S., we offer the MiniMed 630G System with SmartGuard predictive low-glucose management. Outside the U.S., we offer our MiniMed 640G System, an integrated system with the Enhanced Enlite CGM sensor that features SmartGuard technology, which automatically suspends insulin delivery when sensor glucose levels are predicted to approach a low limit and then resumes insulin delivery once levels recover.
Professional CGM Our Professional CGM business offers physicians a product called the iPro2/iPro Professional CGM System. Patients wear the iPro2/iPro recorder to capture glucose data that is later uploaded in a physician’s office to reveal glucose patterns and potential problems, including hyperglycemic and hypoglycemic episodes, leading to more informed treatment decisions.
Connected Care Our Connected Care business continues to innovate and offer new connected care solutions, including the MiniMed Connect, which is the only system providing remote access to pump and sensor data on the user's smartphone.
CareLink Therapy Management Software Our CareLink Therpay Management Software business offers web-based therapy management software solutions, including CareLink Personal software for patients and CareLink Pro software for healthcare professionals, to help patients and their health care providers control their diabetes.

CUSTOMERS AND COMPETITORS
Cardiac and Vascular Group The primary medical specialists who use our Cardiac and Vascular products include electrophysiologists, implanting cardiologists, heart failure specialists, cardiovascular, cardiothorasic, and vascular surgeons, and interventional cardiologists and radiologists. Our primary competitors are Abbott Laboratories (Abbott), Boston Scientific Corporation (Boston Scientific), LivaNova plc, Edwards Lifesciences Corporation (Edwards), and C.R. Bard, Inc. (Bard).
Minimally Invasive Therapies Group The primary medical specialists who use the products and therapies of this group include hospitals, physicians' offices, and ambulatory care centers, other alternate site healthcare providers and less frequently in home settings. Our primary competitors are Johnson & Johnson, Boston Scientific, Baxter International Inc., and Bard.

Restorative Therapies Group The primary medical specialists who use the products of this group include spinal surgeons, neurosurgeons, neurologists, pain management specialists, anesthesiologists, orthopedic surgeons, urologists, colorectal surgeons, urogynecologists, interventional radiologists, and ear, nose, and throat specialists. Our primary competitors include Johnson & Johnson, Boston Scientific, Abbott, Stryker Corporation (Stryker), NuVasive, Inc., and Zimmer Biomet Holdings, Inc. (Zimmer).
Diabetes Group The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists, diabetologists, and internists. Our primary competitors are Johnson & Johnson, DexCom, Inc., Tandem Diabetes Care Inc., Insulet Corporation, and F. Hoffmann-La Roche Ltd.

OTHER FACTORS IMPACTING OUR OPERATIONS
Research and Development
The markets in which we participate may be subject to rapid technological advances. Constant improvement of products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, our development activities are intended to help reduce patient care costs and the length of hospital stays in the future. We have not engaged in significant customer or government-sponsored research.
During fiscal years 2017, 2016, and 2015, we spent $2.2 billion (7.4 percent of net sales), $2.2 billion (7.7 percent of net sales), and $1.6 billion (8.1 percent of net sales) on R&D, respectively. Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, and developing new therapies and procedures. We continue to focus on optimizing innovation, improving our R&D productivity, driving growth in emerging markets, clinical evidence generation, and assessing our R&D programs based on their ability to deliver economic value to our customers.
Acquisitions and Divestitures
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
We expect to make future investments or acquisitions where we believe that we are able to stimulate the development of, or acquire new technologies and products to further our strategic objectives, and strengthen our existing businesses. Mergers and acquisitions of medical technology companies are inherently risky and no assurance may be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, and/or cash flows.
For additional information, see Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, "Item 1A. Risk Factors - Failure to integrate acquired businesses into our operations successfully could adversely affect our business," and "Item 1A. Risk Factors - We may not complete the planned disposition of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Patient Monitoring & Recovery division of our Minimally Invasive Therapies Group on the anticipated timeline or at all, and, even if completed, we may not achieve the benefits we anticipate."
Acquisition of HeartWare International, Inc.

On August 23, 2016, the Cardiac and Vascular Group acquired HeartWare International, Inc. (HeartWare), a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients around the world suffering from advanced heart failure. Total consideration for the transaction was approximately $1.1 billion. Based upon a preliminary acquisition valuation, we acquired $602 million of technology-based and customer-related intangible assets and $23 million of tradenames, and $427 million of goodwill. In addition, we acquired $245 million of debt through the acquisition, of which we redeemed $203 million as part of a cash tender offer in August 2016. The remaining $42 million of debt acquired is due December 2017.

Acquisition of Smith & Nephew's Gynecology Business

On August 5, 2016, the Minimally Invasive Therapies Group acquired Smith & Nephew's gynecology business, which expands and strengthens our minimally invasive surgical offerings and further complements its existing global gynecology business. Total consideration for the transaction was approximately $350 million. We acquired $167 million of customer-related and technology-related intangible assets and $180 million of goodwill.
Anticipated Divestiture of Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency Businesses
On April 18, 2017, we announced that we entered into a definitive agreement with Cardinal Health Inc. to sell the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the PMR division of our Minimally Invasive Therapies Group. Among the product lines included in the transaction are the dental/animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. The transaction also will include 17 dedicated manufacturing facilities. We will retain our Respiratory & Monitoring Solutions business, which includes airway, ventilators, monitors, sensors, and health informatics product lines, as well as our Renal Care Solutions business, both of which are within the PMR division. The transaction is expected to close in the second quarter of fiscal year 2018, subject to the receipt of regulatory approvals and satisfaction of other customary closing conditions. Under the terms of the definitive agreement, we will receive $6.1 billion in cash, subject to certain adjustments, with total after-tax proceeds estimated to be approximately $5.5 billion.
Patents and Licenses
We rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and non-disclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. U.S. patents typically have a 20-year term from the application date while patent protection outside the U.S. varies from country to country. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products, and strategies as trade secrets. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business as a whole. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. For additional information see “Item 1A. Risk Factors - We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others” and Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Markets and Distribution Methods
We sell most of our medical devices and therapies through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in markets outside the U.S. For certain portions of our business, we also sell through distributors in the U.S. Our medical supplies products are used primarily in hospitals, surgi-centers and alternate care facilities, such as home care and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs) primarily through third-party distributors, although we also have direct sales representatives. We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. Our three largest markets are the U.S., Western Europe, and Japan. Emerging markets are an area of increasing focus and opportunity, as we believe they remain under-penetrated.
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
Worldwide Operations
Our global operations are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country. Currency exchange rate fluctuations may affect revenues, earnings, and cash flows from operations. We use operational and economic hedges, as well as currency exchange rate derivative contracts, to manage the impact of currency exchange rate changes on earnings and cash flow. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In addition, the repatriation of earnings of certain subsidiaries outside the U.S. may result in substantial U.S. tax cost.
For financial reporting purposes, net sales and property, plant, and equipment attributable to significant geographic areas are presented in Note 22 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Production and Availability of Raw Materials
We manufacture products at manufacturing facilities located in various countries throughout the world. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the U.S. FDA’s requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, a sudden or unexpected reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations. We have reporting and disclosure requirements related to the use of certain minerals, known as "conflict minerals" (tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2016 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
For additional information related to our manufacturing facilities refer to "Item 2. Properties" in this Annual Report on Form 10-K.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business and rights to return product under warranty to meet the operational demands of our customers.
Employees
On April 28, 2017, we employed more than 91,000 full-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment.
Seasonality
Worldwide sales do not reflect a significant degree of seasonality; however, the number of medical procedures incorporating Medtronic products is generally lower during summer months, due to summer vacation schedules in the northern hemisphere, particularly in European countries. In addition, pulse oximetry sales may be impacted by flu season.

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
Product Approval Processes
Authorization to commercially distribute a new medical device or technology in the U.S. is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our new medical device or technology is substantially equivalent to a legally marketed medical device or technology. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with U.S. FDA investigational device exemption regulations. We must receive an order from the U.S. FDA finding substantial equivalence to another legally marketed medical device or technology before we are able to commercially distribute the new medical device or technology. Modifications to cleared medical devices or technologies may be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness. Minimally Invasive Therapies Group products are generally subject to the pre-market notification process. A very small number of our devices are exempt from pre-market review.
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
Many countries outside the U.S. to which we sell medical devices also subject such medical devices and technologies to their own regulatory requirements. Frequently, regulatory approval may first be obtained in a country outside of the U.S. prior to application in the U.S. due to differing regulatory requirements; however, some countries, such as China for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device or technology changes and any new regulations or standards relevant to the device or technology and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries. Because export control and economic sanctions laws and regulations are complex and constantly changing, it is possible that laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our ability to sell or distribute products.
In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. A notified body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the medical device directive. We are subject to inspection by notified bodies for compliance. The competent authorities of the E.U. countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws transcribing the medical device directives. A new Medical Device Regulation has been published by the E.U. in 2017 which will impose significant additional premarket and postmarket requirements. The regulation has a three-year implementation period, and after that time all products marketed in the E.U. will require certification according to these new requirements.
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

Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, on existing regulations. Certain regulators are requiring local clinical data in addition to global clinical data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future. There may be no assurance that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all.

Ongoing U.S. FDA Regulations

Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. The U.S. FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the U.S. FDA for compliance with the U.S. FDA’s quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of all finished medical devices intended for human use. In addition, the U.S. FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although surgeons are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the U.S. FDA, the U.S. FDA has prohibited manufacturers from promoting products for such “off-label” uses, and has taken the position that manufacturers may only market their products for cleared or approved uses.

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
In April 2015, we entered into a consent decree with the U.S. FDA relating to our Pain Therapies division's SynchroMed drug infusion system and the Neuromodulation quality system.  The consent decree requires us to complete certain corrections and enhancements to the SynchroMed pump and the Neuromodulation quality system.  The consent decree limits our ability to manufacture and distribute the SynchroMed drug infusion system, unless specific conditions are met.  The agreement does not require the retrieval of any of our products, but we must retain a third-party expert to inspect the Neuromodulation quality system and to provide a certification that the system complies with the requirements of the consent decree.  Once this certification is accepted by the U.S. FDA, and a U.S. FDA inspection is successfully completed, the limitations on manufacturer and distribution of SynchroMed pumps will be lifted.  Thereafter, we must submit periodic audit reports to the U.S. FDA to ensure ongoing compliance with the consent decree.

In June 2016, TYRX, Inc. received a Warning Letter from the U.S. FDA following an inspection at the TYRX facility in Monmouth Junction, New Jersey. We are taking action to address the Warning Letter and upon successful reinspection by the U.S. FDA, the Warning Letter will be lifted.

In June 2014, HeartWare Inc. received a Warning Letter from the U.S. FDA following an inspection at the HeartWare facility in Miami Lakes, Florida. Medtronic acquired HeartWare in August 2016, and is implementing actions and process improvements to address the items in the Warning Letter. Upon successful reinspection by FDA, the Warning Letter will be lifted.

Governmental Trade Regulations
The sale and shipment of our products and services across borders, as well as the purchase of components and products from different countries, subject us to extensive governmental trade regulations. A variety of laws and regulations in the countries in which we transact business apply to the sale, shipment, and provision of goods, services and technology across borders. Because we are subject to extensive regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties, or liabilities. These laws and regulations govern, among other things, our import and export activities.
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
Many countries control the export and re-export of goods, technology and services for reasons including public health, national security, regional stability, antiterrorism policies and other reasons. In certain circumstances, approval from governmental authorities may be required before goods, technology or services are exported or re-exported to certain destinations, to certain end-users and for certain end-uses. In addition, sales of our medical devices to customers outside of the U.S. for medical devices that have not received U.S. FDA approval are subject to U.S. FDA export requirements. Some governments may also impose economic sanctions against certain countries, persons or entities. In addition to our need to comply with such regulations in connection with our direct export activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If applicable government agencies were to determine that we, or the third parties through which we export goods, were not in compliance with applicable export control or economic sanctions laws and regulations when engaging in transactions involving our products, we may be subject to civil or criminal enforcement action, and varying degrees of liability, dependent upon the nature of the violation and the extent of our culpability. Similarly, such determinations may cause disruption or delays in the distribution and sales of our products, or result in restrictions being placed upon our distribution and sales of products which may materially impact our business activities.
Anti-Boycott Laws
Under U.S. laws and regulations, U.S. companies and their controlled-in-fact subsidiaries and affiliates outside the U.S are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and countries outside of the U.S. Currently, the U.S. considers the Arab League boycott of Israel to constitute an unsanctioned foreign boycott. We are responsible for ensuring we comply with the requirements of U.S. anti-boycott laws for all transactions in which we are involved. If we, or certain third parties through which we sell or provide goods or services, are determined to have violated U.S. anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability, dependent upon the nature of the violation and the extent of our culpability. Penalties for any violations of anti-boycott laws and regulations could include criminal penalties and civil sanctions such as fines, imprisonment, debarment from government contracts, loss of export privileges and the denial of certain tax benefits, including foreign tax credits, and outside U.S subsidiary deferrals.
Data Privacy and Security Laws and Regulations
As a business with a significant global footprint, compliance with evolving regulations and standards in data privacy and cybersecurity (relating to the confidentiality and security of our information technology systems, products such as medical devices, and other services provided by us) may result in increased costs, lower revenue, new complexities in compliance, new challenges for competition, and the threat of increased regulatory enforcement activity. Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, protected health information, financial information, intellectual property, and other sensitive information related to our customers and workforce.

For example, in the U.S. the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. Privacy and Security Rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), govern the use, disclosure, and security of protected health information by “Covered Entities,” (which are health care providers that submit electronic claims, health plans, and health care clearinghouses) and by their “Business Associates” (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). Rules under HIPAA and HITECH include specific security standards and breach notification requirements. U.S. Department of Health and Human Services (HHS) (through the Office of Civil Rights) has direct enforcement authority against Covered Entities and Business Associates with regard to both the Security and Privacy Rules, including civil and criminal liability. Medtronic is generally not a Covered Entity, with a few exceptions such as our Diabetes business, Medtronic Monitoring, Inc., Beacon IDTF, and our health insurance plans. Medtronic also operates as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. There are comparable state level laws governing the use and protection of personal health information by health care providers, and Medtronic may be subject to these laws in certain of its businesses.
The U.S. FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The U.S. FDA also issued guidance on post market management of cyber security in medical devices.
In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of personally identifiable information, such as state laws that govern the use, disclosure and protection of sensitive personal information such as social security numbers or that are designed to protect credit card account data. State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with 48 U.S. states now enacting laws requiring businesses to notify individuals of security breaches involving personal information. State consumer protection laws may also establish privacy and security standards for use and management of personally identifiable information, including information related to consumers and care providers.
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. We serve customers in approximately 160 countries. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry are scheduled to go into effect in May 2018.
These laws and regulations impact the ways in which we use and manage personal data, protected health information, and our information technology systems. They also impact our ability to move, store, and access data across geographic boundaries. Compliance with these requirements may require changes in business practices, complicate our operations, and add complexity and additional management and oversight needs. They also may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data.
Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation, compliance with these laws and regulations may require significant cost expenditures or changes in products or business that reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities.
Cost Containment Initiatives
Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Hospitals, which purchase implants, are also seeking to reduce costs through a variety of mechanisms, including, for example, creating centralized purchasing functions that set pricing and in some cases limiting the number of vendors that may participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products.
Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. Examples of cost containment initiatives and health care reforms in markets significant to Medtronic's business outside of the U.S. include Japan, where the government reviews reimbursement rate benchmarks every two years, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures. As a result of our manufacturing efficiencies, cost controls and other cost-savings initiatives, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation, new or changed coverage and reimbursement from government or private payers or decisions, or other reforms, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.
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
U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of purchasing, ordering, recommending making referrals to items or services reimbursable by a federal health care program; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. Insurance companies may also bring a private cause of action for treble damages against a manufacturer for a pattern of causing false claims to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO. In addition, as a manufacturer the U.S. FDA-approved devices reimbursable by federal healthcare programs, are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Further, the U.S. Foreign Corrupt Practices Act (FCPA) may be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.
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
Our profitability and operations are subject to risks relating to changes in legislative, regulatory and reimbursement policies and decisions as well as changes to private payer reimbursement coverage and payment decisions and policies. Implementation of further legislative or administrative reforms to reimbursement systems, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.

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
Litigation Risks
Patent Litigation We operate in an industry characterized by extensive patent litigation. Patent litigation may result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the outcomes associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors - We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.” and Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Product Liability and Other Claims We operate in an industry susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. We are also susceptible to other litigation, including private securities litigation, shareholder derivative suits and contract litigation. These claims may be asserted against us in the future based on events we are not aware of at the present time. While it is not possible to predict the outcome of product liability litigation, we believe the outcomes associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors - Quality problems with, and product liability claims in connection with, our processes, products, and services, could lead to recalls or safety alerts, harm to our reputation, or adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition and our cash flows” and Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Insurance
We have elected to self-insure most of our insurable risks, and we made this decision based on costs and availability factors in the insurance marketplace. We continue to maintain a directors' and officers' liability insurance policy providing coverage for our directors and officers. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage for other categories of losses in the future. Based on historical loss trends, we believe that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. The absence of third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.
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
Omar Ishrak, age 61, has been Chairman and Chief Executive Officer of the Company since January 2015 and of Medtronic, Inc. since June 2011. Prior to that, Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE Healthcare, from 2009 to 2011. Prior to that, Mr. Ishrak was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008 and President and Chief Executive Officer of GE Healthcare Ultrasound and BMD from 1995 to 2004.
Michael J. Coyle, age 55, has been Executive Vice President and Group President, Cardiac and Vascular Group of the Company since January 2015 and of Medtronic, Inc. since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company.
Hooman C. Hakami, age 47, has been Executive Vice President and Group President, Diabetes Group of the Company since January 2015 and of Medtronic, Inc. since June 2014. Prior to that, he was President and Chief Executive Officer of Detection

and Guidance Solutions at GE Healthcare from April 2012 to May 2014. Prior to that, he served as President and Chief Executive Officer of Interventional Systems from July 2009 to April 2012; Global Business Transformation leader for GE Healthcare from December 2008 to July 2009; and Vice President and General Manager, Global Ultrasound Services from June 2004 to December 2008. Mr. Hakami started his career with GE and has held the following financial roles: Chief Financial Officer for the Global Ultrasound division from 2001 to 2004; Chief Financial Officer for Clinical and Multi-vendor Services from 1999 to 2001; as well as various finance roles at GE Capital from 1994 to 1999; GE's Aerospace Division from 1992 to 1994 and GE Power Systems from 1991 to 1992.
Bryan C. Hanson, age 50, has been Executive Vice President and Group President, Minimally Invasive Therapies Group of the Company since February 2015. Prior to that, he was Senior Vice President and Group President, Covidien since October 2014; Senior Vice President and Group President, Medical Devices and United States of Covidien from October 2013 to September 2014; Senior Vice President and Group President of Covidien for the Surgical Solutions business from July 2011 to October 2013; and President of Covidien’s Energy-based Devices business from July 2006 to June 2011. Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien from October 1992 to July 2006.
Richard Kuntz, M.D., age 60, has been Senior Vice President and Chief Scientific, Clinical and Regulatory Officer of the Company since January 2015 and of Medtronic, Inc. since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009; and prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute.
Bradley E. Lerman, age 60, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Executive Vice President, General Counsel and Corporate Secretary at Federal National Mortgage Association (Fannie Mae) from October 2012 to May 2014; Senior Vice President and Chief Litigation Counsel at Pfizer, Inc. from January 2009 to September 2012; Partner at Winston & Strawn from August 1998 to January 2009; partner at Kirkland & Ellis from March 1996 to July 1998; Associate Independent Counsel from October 1994 to March 1996; and Assistant U.S. Attorney in the Northern District of Illinois from February 1986 to September 1994.
Geoffrey S. Martha, age 47, has been Executive Vice President and President, Restorative Therapies Group since June 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Karen L. Parkhill, age 51, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011. Ms. Parkhill is also a current member of the Board of Directors for the Methodist Health System in Dallas.
Carol A. Surface, age 51, has been Senior Vice President and Chief Human Resources Officer of the Company since January 2015 and of Medtronic, Inc. since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.
Robert ten Hoedt, age 56, has been Executive Vice President and President, EMEA of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
Item 1A. Risk Factors
Investing in us involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be carefully considered. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties described below are not the only ones related to our businesses and are not necessarily listed in the order of their importance. Additional risks and uncertainty not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
Our medical devices and technologies and our business activities are subject to a complex regime of regulations and an aggressive enforcement environment, including by the U.S. FDA, U.S. Department of Justice, Health and Human Services-Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we will continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
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
Pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals" (tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2016 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. In addition, we may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Governmental regulations outside the U.S. have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. In the European Union, for example, a new Medical Device Regulation was published in 2017 which, when it enters into full force, will impose significant additional premarket and post-market requirements. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.
We are subject to environmental laws and regulations and the risk of environmental liabilities, violations and litigation.
We are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations involve the use of substances regulated under such laws and regulations, primarily those used in manufacturing and sterilization processes. If we violate these environmental laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. Furthermore, environmental laws outside of the U.S. are becoming more stringent, resulting in increased costs and compliance burdens.
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
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, RICO. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.
Our profitability and international operations are subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to the reimbursement system in the U.S. and outside of the U.S., or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
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

Quality problems with, and product liability claims in connection with, our processes, products, and services, could lead to recalls or safety alerts, harm to our reputation, or adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition and our cash flows.
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
Further, we have elected to self-insure with respect to product liability risks and any product liability claim brought against us, with or without merit, could be costly to defend and resolve. See "Our insurance program may not be adequate to cover future losses." Any of the foregoing problems, including product liability claims or product recalls in the future, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on us.
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
The Patient Protection and Affordable Care Act (the “ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together "the law" or "the legislation") provide for a number of healthcare policy changes that are or will be applicable to us. However, there are many programs and requirements under the law for which the consequences are not fully understood, and it is unclear what the full impacts will ultimately be from the law. The legislation provides for significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. Although the excise tax has been suspended by Congress until the end of 2017, its status is unclear for 2018 and subsequent years. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending.
Currently, the U.S. Congress is considering legislation to repeal and replace the ACA. We cannot predict whether the ACA will be repealed, replaced, or modified or how such repeal, replacement or modification may be timed or structured. As a result, we cannot quantify or predict the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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
Although our stock is traded on the New York Stock Exchange, we are a global company. Operations in countries outside of the U.S., which account for approximately 44 percent of our net sales for fiscal year 2017, are accompanied by certain financial and other risks that would not be faced by a company operating purely within the U.S. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	fluctuations in currency exchange rates,

•	healthcare reform legislation,

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products,

•	local product preferences and product requirements,

•	longer-term receivables than are typical in the U.S.,

•	trade protection measures, tariffs and other border taxes, and import or export licensing requirements,

•	less intellectual property protection in some countries outside the U.S. than exists in the U.S.,

•	different labor regulations and workforce instability,

•	political instability,

•	the potential payment of U.S. income taxes on earnings of certain controlled foreign subsidiaries subject to U.S. taxation upon repatriation,

•	the expiration and non-renewal of foreign tax rulings and/or grants,

•	potentially negative consequences from changes in or interpretations of tax laws, and

•	economic instability and inflation, recession or interest rate fluctuations.
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
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”.  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. Similarly, from time to time proposals are made in the U.S. to significantly change existing trade agreements and relationships between the U.S. and other countries, although we cannot currently predict whether or how these changes will be implemented. Changes to trade policy may adversely affect our operations and financial results.
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
Most of our customers, and the health care providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. The continuing efforts of governmental authorities, insurance companies, and other payers of health care costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost-containment measures that health care providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals.
In an effort to reduce costs, many existing and potential customers for our products within the U.S. have become members of GPOs and IDNs. GPOs and IDNs negotiate pricing arrangement with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.
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
Cyber-attacks or other disruptions to our information technology systems could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.
We are increasingly dependent on sophisticated information technology systems to operate our business, and many of our products and services include integrated software and information technology. We rely on information technology systems to collect and process customer orders, manage product manufacturing and shipping, and support regulatory compliance, and we routinely process, store, and transmit large amounts of data, including sensitive personal information, protected health information, and business information. Many of our products and services incorporate software and information technology that allow patients and physicians to be connected and collect data regarding a patient and the therapy he or she is receiving, or that otherwise allow the products or services to operate as intended. We could experience, and in the past have experienced, attempted or actual interference with the integrity of, and interruptions in, our technology systems, as well as data breaches. We could also experience attempted or actual interference with the integrity of our products and data. These incidents could materially harm our business and our reputation.
As is the case with other large enterprises, the size and complexity of our products, services, and information technology systems can make them vulnerable to cyber-attacks, breakdown, interruptions, destruction, loss or compromise of data, obsolescence or incompatibility among systems, or other significant disruptions. Unauthorized persons may attempt to inappropriately access our products or systems in order to disrupt, disable or degrade such products or services, or to obtain proprietary or confidential information. Such unauthorized access or interference with our products or services could create issues with product functionality which could pose a risk to patient safety, and a risk of product recall or field activity.
We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We undertake considerable ongoing improvements to our systems, connected devices and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur, may be challenging.
We also rely on third party vendors to supply and/or support certain aspects of our information technology systems. Third party systems may contain defects in design or manufacture or other problems that could result in system disruption or unexpectedly compromise the information security of our own systems, and we are dependent on these third parties to provide reliable systems and software and to deploy appropriate security programs to protect their systems.
In addition, we continue to grow in part through new business acquisitions. As a result of acquisitions, we may face risks due to implementation, modification, or remediation of controls, procedures, and policies relating to data privacy and cybersecurity at the acquired company. We continue to consolidate and integrate the number of systems we operate, and to upgrade and expand our information system capabilities for stable and secure business operations.
If we are unable to maintain reliable information technology systems and prevent disruptions, outages, or data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to laws and regulations, including data protection and cyber security laws and regulations, in many jurisdictions. The variety of U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in "Item 1. Business - Other Factors Impacting Our Operations - Data Privacy and Cybersecurity Laws and Regulations." We have programs to ensure compliance with such laws and regulations. However, there is no guarantee that we will avoid enforcement actions by governmental bodies. Enforcement actions may be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber attacks. While Medtronic has not been named in any such suits, if a substantial breach or loss of data were to occur, we could become a target of such litigation.

Our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating, protecting, upgrading and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business. If our information technology systems, products or services or sensitive data are compromised, patients or employees could be exposed to financial or medical identity theft or suffer a loss of product functionality, and we could lose existing customers, have difficulty attracting new customers, have difficulty preventing, detecting, and controlling fraud, be exposed to the loss or misuse of confidential information, have disputes with customers, physicians, and other health care professionals, suffer regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experience increases in operating expenses or an impairment in our ability to conduct our operations, incur expenses or lose revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffer other adverse consequences including lawsuits or other legal action and damage to our reputation.
Negative conditions in global credit markets may impair our ability to issue debt securities and impact the liquidity and/or market value of investments in marketable debt securities, which may cause us losses and liquidity issues.
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
Negative market conditions may also impair our ability to access the capital markets through the issuance of commercial paper or other debt securities or may negatively impact our ability to borrow from financial institutions.
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
We may not complete the planned disposition of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Patient Monitoring & Recovery division of our Minimally Invasive Therapies Group on the anticipated timeline or at all, and, even if completed, we may not achieve the benefits we anticipate.
In April 2017, we announced that we had entered into a definitive agreement to sell the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Patient Monitoring & Recovery division of our Minimally Invasive Therapies Group to Cardinal Health, Inc. for $6.1 billion in cash, subject to certain adjustments, with total after-tax proceeds estimated to be approximately $5.5 billion. We expect the transaction to close in the second quarter of our 2018 fiscal year, subject to satisfaction of customary closing conditions. In connection with the transaction, we announced that we anticipate a number of benefits from the disposition, including improvements in our revenue growth rate and operating margin, a lower debt leverage ratio, and an increased ability to fund potential investments in higher growth and higher margin opportunities.
The disposition transaction is complex in nature, subject to various conditions, and may be adversely affected by unanticipated developments and unexpected changes in market or other conditions. If any closing conditions are not met, the closing of the disposition transaction may be delayed or fail to occur, and we may not achieve the intended benefits we anticipate. Moreover, if the disposition is not completed on the anticipated timeline or at all, our ongoing operation of the Patient Monitoring & Recovery division may be harmed.
Even if the disposition transaction is completed, we may not achieve some or all of the anticipated benefits, including the financial and operational benefits described above, and our future investments and other business opportunities that we anticipate will be facilitated by the disposition may not be successful and may prove not to be superior alternatives to the continued operation of our current Patient Monitoring & Recovery division. Further, execution of the proposed disposition will require significant time and attention from management and other employees, including following the closing of the disposition transaction, which may divert the attention of our management and other employees from the execution of our other initiatives and could affect our financial condition, results of operations, or cash flows.
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
At April 28, 2017, our total consolidated external debt was approximately $33.4 billion. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	exposing us to greater interest rate risk since the interest rate on borrowings under our floating rate notes and revolving credit facility is variable.
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business, acquisitions, and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of our revolving credit facility and other indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.
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

Medtronic, Inc. tax court proceeding outcome could have a material adverse impact on our financial condition.
In March 2009, the IRS issued its audit report for Medtronic Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreements with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached a resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because that issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. On June 9, 2016, the U.S. Tax court issued its opinion with respect to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. During November 2016, Medtronic and the IRS entered into a Stipulation of Settled Issues with the Tax Court which resolved the one-time repatriation holiday as an outstanding issue unless either party decided to appeal the Tax Court Opinion and a final decision is inconsistent with the U.S. Tax Court Opinion. The U.S. Tax Court entered their final decision on January 25, 2017. On April 21, 2017 the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. A hearing date for the Appeal has not been set. A decision by the 8th Circuit Court of Appeals overturning the Tax Court Opinion could have a material adverse impact on our financial condition.
Examination and audits by tax authorities could result in additional tax payments, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Medtronic's flexibility to manage its capital structure.
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders.  Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares.  Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing the board to issue new shares, and to disapply statutory preemption rights.  The authorization of the directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
The U.S. Treasury Department could make changes in the regulatory rules affecting companies that move their tax domicile outside the U.S. In the event the U.S. Treasury Department and the IRS were to change the applicable regulatory rules, we could face potentially substantial tax costs as a result of the Transactions. We cannot assess the potential impact of any such possible changes, if adopted, until they are announced.
On April 4, 2016, the U.S. Treasury Department and the IRS issued proposed and temporary regulations interpreting multiple sections of the Code, including Section 7874, to address inversion transactions and transactions that Treasury and the IRS characterize as “post-inversion tax avoidance transactions.” Such regulations generally apply to transactions completed on or after September 22, 2014, although in some cases they have a later effective date of April 4, 2016. The regulations expand the set of circumstances under which Section 7874 applies to cause the foreign acquirer of a U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. Such regulations also impose additional U.S. taxes on certain transactions involving the acquired U.S. corporation’s CFC’s. The regulations do not cause us to be treated as a U.S. corporation for U.S. federal tax purposes. However, if ultimately upheld by a reviewing court, the regulations limit our ability to engage in various intercompany transactions involving non-U.S. subsidiaries. In addition, the U.S. Treasury Department and the IRS issued final and temporary regulations on October 1, 2016, which might limit our ability to deduct interest expense on certain intercompany debt for U.S federal income tax purposes.

The Transaction may not allow us to maintain competitive global cash management and a competitive effective corporate tax rate.
While we believe that being incorporated in Ireland should help us maintain a competitive worldwide effective corporate tax rate and provide flexible global cash management, we are unable to give any assurance as to what our effective tax rate nor global cash accessibility will be, however, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we will operate. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate or global cash accessibility.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Medtronic's principal executive office is located in Ireland and is leased by the Company, while its main operational offices are located in the Minneapolis, Minnesota metropolitan area and are owned by the Company.
The Company's total manufacturing and research space is approximately 13 million square feet. Approximately 70 percent of the manufacturing or research facilities is owned by Medtronic and the balance is leased. The following is a summary of the Company's largest manufacturing or research facilities by location:

Location Country or State	Square Feet (in thousands)
South Carolina	1,146
Connecticut	1,098
Minnesota	1,024
Mexico	983
Puerto Rico	831
China	821
Florida	649
Ireland	640
Massachusetts	549
Illinois	501
Texas	431
California	364
Switzerland	347
Dominican Republic	304
Arizona	294
Indiana	291
Colorado	287
Nebraska	281
Georgia	236
Japan	223
Canada	206
Italy	200

Medtronic also maintains sales and administrative offices in the U.S. at 12 locations in 10 states and outside the U.S. at 177 locations in 67 countries. Most of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market its products. The Company's facilities are well maintained, suitable for their respective uses, and adequate for current needs.
Item 3. Legal Proceedings
A discussion of the Company’s legal proceedings is contained in Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
The Company’s ordinary shares are listed on the New York Stock Exchange under the symbol “MDT.”
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2017:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)
1/28/2017 - 2/24/2017	393,134	$76.31	393,134	30,494,376
2/25/2017 - 3/31/2017	458,013	81.88	458,013	30,036,363
4/1/2017 - 4/28/2017	839,332	80.42	839,332	29,197,031
Total	1,690,479	$79.86	1,690,479	29,197,031

(1)
In June 2015, the Company’s Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the repurchase of 80 million of the Company’s ordinary shares (2015 Repo Authorization). In June 2017, the Company’s Board of Directors replaced the existing 2015 Repo Authorization to redeem up to an aggregate number of ordinary shares with an authorization to expend up to an aggregate amount of $5 billion beginning June 26, 2017 to redeem the Company’s ordinary shares.

On June 21, 2017, there were approximately 32,550 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled 43.0 cents per share for each quarter of fiscal year 2017 and 38.0 cents per share for each quarter of fiscal year 2016. The following prices are the high and low market sales quotations per share of the Company’s ordinary shares for the fiscal years and quarters indicated:

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017 High	$89.27	$88.65	$85.09	$84.00
2017 Low	78.63	80.71	69.35	74.27
2016 High	79.08	78.91	78.92	80.74
2016 Low	72.20	55.54	72.28	71.03

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 27, 2012 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2012	April 2013	April 2014	April 2015	April 2016	April 2017
Medtronic, Inc. / Medtronic plc	$100.00	$126.02	$161.43	$219.09	$228.05	$244.52
S&P 500 Index	100.00	115.32	138.69	160.85	160.35	189.08
S&P 500 Health Care Equipment Index	100.00	115.94	138.08	181.85	192.69	225.75
For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Except as indicated below, dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992, provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities if they had been made between Member States of the Communities. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Egypt, Eritrea, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, and Syria.

Any transfer of, or payment in respect of, a share or interest in a share involving the government of any country that is currently the subject of United Nations sanctions, any person or body controlled by any of the foregoing, or by any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law.
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

Item 6. Selected Financial Data

	Fiscal Year
(in millions, except per share data and additional information)	2017	2016	2015 (1)	2014	2013
Operating Results:
Net sales	$29,710	$28,833	$20,261	$17,005	$16,590
Cost of products sold	9,291	9,142	6,309	4,333	4,126
Research and development expense	2,193	2,224	1,640	1,477	1,557
Selling, general, and administrative expense	9,711	9,469	6,904	5,847	5,698
Special charge (gain), net	100	70	(38)	40	—
Restructuring charges, net	363	290	237	78	172
Certain litigation charges	300	26	42	770	245
Acquisition-related items	220	283	550	117	(49)
Amortization of intangible assets	1,980	1,931	733	349	331
Other expense, net	222	107	118	181	108
Operating profit	5,330	5,291	3,766	3,813	4,402
Operating profit margin percent	17.9%	18.4%	18.6%	22.4%	26.5%
Interest expense, net	728	955	280	108	151
Income before provision for income taxes	4,602	4,336	3,486	3,705	4,251
Provision for income taxes	578	798	811	640	784
Net income	4,024	3,538	2,675	3,065	3,467
Net loss attributable to noncontrolling interests	4	—	—	—	—
Net income attributable to Medtronic	$4,028	$3,538	$2,675	$3,065	$3,467
Per Ordinary Share:
Basic - Net income attributable to Medtronic	$2.92	$2.51	$2.44	$3.06	$3.40
Diluted - Net income attributable to Medtronic	2.89	2.48	2.41	3.02	3.37
Cash dividends declared per ordinary share	1.72	1.52	1.22	1.12	1.04
Financial Position at Fiscal Year-end:
Working capital	$10,316	$16,435	$21,671	$15,651	$13,902
Current ratio (2)	1.7:1.0	3.3:1.0	3.4:1.0	3.8:1.0	4.5:1.0
Total assets	99,816	99,644	106,685	37,943	34,900
Long-term debt	25,921	30,109	33,752	10,315	9,741
Shareholders’ equity	50,294	52,063	53,230	19,443	18,671
Additional Information:
Full-time employees at year-end	91,267	88,063	85,573	43,305	42,466
Full-time equivalent employees at year-end	102,688	98,017	92,500	49,247	46,659

(1)
Covidien was acquired on January 26, 2015. As such, for the fiscal year ended April 24, 2015, the results of operations of Covidien are reflected in Medtronic’s results of operations for only the fourth quarter due to the timing of the acquisition, which affects comparability.

(2)	The ratio of current assets to current liabilities, excluding current assets and current liabilities held for sale at April 28, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 28, 2017 and April 29, 2016 and for each of the three fiscal years ended April 28, 2017 (fiscal year 2017), April 29, 2016 (fiscal year 2016), and April 24, 2015 (fiscal year 2015). Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year may fluctuate between 52 and 53 weeks. Fiscal years 2017 and 2015 were 52-week years. Fiscal year 2016 was a 53-week year, with the additional week occurring in the first quarter.
Early in the week of June 19, 2017, we experienced a global information technology systems interruption that affected our ability to manufacture devices and fulfill orders from customers in a large portion of our business. Our systems have now been fully restored. At this time, we do not believe our fiscal year 2018 results of operations or financial condition will be materially affected by this incident.
On January 26, 2015, the Company acquired Covidien and Medtronic, Inc. (collectively, the Transactions). Following the consummation of the Transactions, Medtronic, Inc. and Covidien became subsidiaries of the Company. In connection with the Transactions, the Company became the successor registrant to Medtronic, Inc. and re-registered as a public limited company organized under the laws of Ireland. For fiscal year 2015, the results of operations of Covidien are reflected in the Company's results of operations for only the fourth quarter due to the timing of the acquisition of Covidien, which affects comparability throughout this Annual Report on Form 10-K.
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
The consolidated financial statements are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and include the consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of equity, consolidated statements of cash flows, and the related notes, which are an integral part of the consolidated financial statements.
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
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated. Because the effective rate may be significantly affected by the Non-GAAP Adjustments that take place during the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate (Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Tax Rate is calculated as the provision for income taxes, adjusted for the impact of Non-GAAP Adjustments, as a percentage of income from operations before income taxes, excluding Non-GAAP Adjustments.

Free cash flow is a non-GAAP financial measure calculated by subtracting additions to property, plant, and equipment from net cash provided by operating activities.
Refer to the “GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Summary of Cash Flows" sections for reconciliations of our results of operations prepared in accordance with U.S. GAAP to the adjusted non-GAAP financial measures considered by management.
EXECUTIVE LEVEL OVERVIEW
Medtronic is among the world's largest medical technology, services, and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. We employ more than 91,000 full-time employees worldwide, serving physicians, hospitals, and patients in approximately 160 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.
Net income attributable to Medtronic for fiscal year 2017 was $4.0 billion, $2.89 per diluted share, as compared to net income attributable to Medtronic of $3.5 billion, $2.48 per diluted share, for fiscal year 2016, representing an increase of 14 percent and 17 percent, respectively.
The table below illustrates net sales by operating segment for fiscal years 2017, 2016, and 2015:

	Net Sales			Net Sales
	Fiscal Year			Fiscal Year
(in millions)	2017	2016	% Change	2016	2015	% Change
Cardiac and Vascular Group	$10,498	$10,196	3%	$10,196	$9,361	9%
Minimally Invasive Therapies Group (1)	9,919	9,563	4	9,563	2,387	301
Restorative Therapies Group	7,366	7,210	2	7,210	6,751	7
Diabetes Group	1,927	1,864	3	1,864	1,762	6
Total Net Sales	$29,710	$28,833	3%	$28,833	$20,261	42%

(1)
The Minimally Invasive Therapies Group was a new group in the fourth quarter of fiscal year 2015 that contains the majority of Covidien's former operations. Revenue growth is compared to a full year of operations in fiscal year 2016.

Currency translation had an unfavorable impact of $34 million on net sales for fiscal year 2017, as compared to fiscal year 2016 when using the average exchange rates in effect during fiscal year 2016. Net sales growth for fiscal year 2017 was also unfavorably affected by an additional selling week during the first quarter of fiscal year 2016, resulting from our 52/53 week fiscal year calendar. In addition, the fiscal year 2017 acquisitions of HeartWare and Smith & Nephew's gynecology business contributed $200 million to our total net sales growth.
Our performance continues to be fueled by our three growth strategies: therapy innovation, globalization, and economic value. We are creating competitive advantages and capitalizing on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems. In our therapy innovation growth strategy, we continue to see strong adoption of our products across all our operating segments. Further discussion about our products is included within the operating segment sections below. In globalization, net sales in emerging markets and non-U.S. developed markets grew 7 percent and 4 percent, respectively, in fiscal year 2017 compared to fiscal year 2016. In our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume. See our discussion in the “Net Sales” section of this Management's Discussion and Analysis for more information on the results of our operating segments.
GAAP to Non-GAAP Reconciliation We have provided non-GAAP financial measures, because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures to facilitate its review of our operational performance and as a basis for strategic planning. Management believes that non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of our ongoing operations and are useful for period over period comparisons of such operations. Refer to our discussion in the "Costs and Expenses" and "Income Taxes" sections of this Management's Discussion and Analysis for more information on the Non-GAAP Adjustments. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and should be cautioned that we may calculate results reflecting non-GAAP financial measures in a manner that is different from other companies.

	Fiscal year ended April 28, 2017
(in millions)	Income Before Provision for Income Taxes	Diluted EPS (2)	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$4,602	$2.89	$578	12.6%
Non-GAAP Adjustments:
Impact of inventory step-up	38	0.02	14	36.8
Special charge	100	0.05	37	37.0
Restructuring charges, net	373	0.20	101	27.1
Certain litigation charges	300	0.14	110	36.7
Acquisition-related items	230	0.11	74	32.2
Amortization of intangible assets	1,980	1.05	520	26.3
Certain tax adjustments, net	—	0.15	(202)	—
Non-GAAP	$7,623	$4.60	$1,232	16.2%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

(2)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

	Fiscal year ended April 29, 2016
(in millions)	Income Before Provision for Income Taxes	Diluted EPS (2)	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$4,336	$2.48	$798	18.4%
Non-GAAP Adjustments:
Impact of inventory step-up	226	0.12	61	27.0
Special charge	70	0.03	26	37.1
Restructuring charges, net	299	0.15	78	26.1
Certain litigation charges	26	0.01	9	34.6
Acquisition-related items	283	0.15	71	25.1
Amortization of intangible assets	1,931	1.03	464	24.0
Loss on previously held forward starting interest rate swaps	45	0.02	16	35.6
Debt tender premium	183	0.08	65	35.5
Certain tax adjustments, net	—	0.29	(417)	—
Non-GAAP	$7,399	$4.37	$1,171	15.8%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

(2)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

	Fiscal year ended April 24, 2015
(in millions)	Income Before Provision for Income Taxes	Diluted EPS (2)	Provision for Income Taxes (1)	Effective Tax Rate
GAAP	$3,486	$2.41	$811	23.3%
Non-GAAP Adjustments:
Impact of inventory step-up	623	0.41	168	27.0
Impact of product technology upgrade commitment	74	0.06	13	17.6
Special gain, net	(38)	(0.02)	(15)	39.5
Restructuring charges, net	252	0.16	72	28.6
Certain litigation charges	42	0.02	15	35.7
Acquisition-related items	550	0.39	117	21.3
Amortization of intangible assets	733	0.49	195	26.6
Impact of acquisition on interest expense	77	0.04	28	36.4
Certain tax adjustments	—	0.31	(349)	—
Non-GAAP	$5,799	$4.28	$1,055	18.2%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

(2)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

GAAP diluted EPS and Non-GAAP diluted EPS for fiscal year 2017 were $2.89 and $4.60 per diluted share, respectively, as compared to $2.48 and $4.37 per diluted share, respectively, for fiscal year 2016, representing an increase of 17% and 5%, respectively. GAAP diluted EPS and Non-GAAP diluted EPS growth key contributors included realization of over $600 million in synergy savings since the acquisition of Covidien, coupled with our revenue growth.
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect management's best judgment about economic and market conditions and the potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Our critical accounting estimates include the following:
Revenue Recognition Rebates are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, we consider the lag time between the point of sale and the payment of the rebate claim, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience and recognize such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales were $3.0 billion and $2.9 billion in fiscal years 2017 and 2016, respectively, and $679 million for the fourth quarter of fiscal year 2015.
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations in the U.S. and around the world. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimates of probable losses resulting from litigation and governmental proceedings involving us are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 20 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and while it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with these matters could have a material adverse impact on our consolidated earnings, financial position, and/or cash flows.
Income Tax Reserves We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
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
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. We assess the impairment of goodwill at the reporting unit level annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $38.5 billion and $41.5 billion at April 28, 2017 and April 29, 2016, respectively.
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rates, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. Definite-lived intangible assets, net of accumulated amortization, were $22.8 billion and $26.2 billion at April 28, 2017 and April 29, 2016, respectively.
We assess the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangibles require us to make several estimates about fair value, including projected future cash flows and the appropriate discount rates. Indefinite-lived intangible assets were $594 million and $721 million at April 28, 2017 and April 29, 2016, respectively.
Contingent Consideration Contingent consideration is recorded at the acquisition date at estimated fair value and is remeasured each reporting period with the change in fair value recognized within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration may result from changes in the estimated timing and amount of revenue, in the timing or probability of achieving the milestones which trigger payment, or in discount rates. The fair value of contingent consideration was $246 million and $377 million at April 28, 2017 and April 29, 2016, respectively.
NET SALES
In the fourth quarter of fiscal year 2015, we amended the way in which we evaluate performance and allocate resources with the acquisition of Covidien. As a result, we began to operate under four reportable segments and four operating segments, the Cardiac and Vascular Group (composed of Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular divisions), the Minimally Invasive Therapies Group (composed of Surgical Solutions and Patient Monitoring & Recovery divisions), the Restorative Therapies Group, and the Diabetes Group.

In the first quarter of fiscal year 2017, we realigned the divisions within the Restorative Therapies Group. The Restorative Therapies Group consists of the following divisions: Spine, Brain Therapies, Pain Therapies, and Specialty Therapies. See Note 22 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional discussion related to our segment reporting.
The table below illustrates net sales by operating segment and division for fiscal years 2017, 2016, and 2015:

	Net Sales			Net Sales
	Fiscal Year			Fiscal Year
(dollars in millions)	2017	2016	% Change	2016	2015	% Change
Cardiac Rhythm & Heart Failure	$5,649	$5,465	3%	$5,465	$5,245	4%
Coronary & Structural Heart	3,113	3,093	1	3,093	3,038	2
Aortic & Peripheral Vascular (1)	1,736	1,638	6	1,638	1,078	52
Cardiac and Vascular Group	10,498	10,196	3	10,196	9,361	9
Surgical Solutions (1)	5,511	5,265	5	5,265	1,293	307
Patient Monitoring & Recovery (1)	4,408	4,298	3	4,298	1,094	293
Minimally Invasive Therapies Group (1)	9,919	9,563	4	9,563	2,387	301
Spine	2,641	2,629	—	2,629	2,663	(1)
Brain Therapies (1)	2,098	1,980	6	1,980	1,483	34
Specialty Therapies	1,491	1,419	5	1,419	1,342	6
Pain Therapies	1,136	1,182	(4)	1,182	1,263	(6)
Restorative Therapies Group	7,366	7,210	2	7,210	6,751	7
Diabetes Group	1,927	1,864	3	1,864	1,762	6
Total (1)	$29,710	$28,833	3%	$28,833	$20,261	42%

(1)	Growth rates are affected by the acquisition of Covidien in the fourth quarter of fiscal year 2015. Revenue growth is compared to a full year of operations in fiscal year 2016.
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents, balloons, and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group's net sales for fiscal year 2017 were $10.5 billion, an increase of 3 percent compared to fiscal year 2016. Currency translation had an unfavorable impact on net sales of $37 million as a result of the change in exchange rates from the prior year. The Cardiac and Vascular Group’s net sales for fiscal year 2017 were unfavorably affected by an additional selling week during the first quarter of fiscal year 2016. The Cardiac and Vascular Group's net sales for fiscal year 2017, as compared to the same period in fiscal year 2016, benefited from strong net sales in Arrhythmia Management within Cardiac Rhythm & Heart Failure, largely due to growth in AF Solutions and Diagnostics, Coronary & Structural Heart, largely due to transcatheter aortic heart valve in the U.S. and Europe, and in Aortic & Peripheral Vascular, as well as the acquisition of HeartWare in the second quarter of fiscal year 2017. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2017 were $5.6 billion, an increase of 3 percent compared to fiscal year 2016. Cardiac Rhythm & Heart Failure net sales growth for fiscal year 2017 was driven by strong growth in Arrhythmia Management, largely due to growth in AF Solutions and Diagnostics. The strong growth in AF Solutions was driven by the continued global acceptance of our Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system, including strong growth in Japan. The strong growth in Diagnostics was driven by the continued adoption of the Reveal LINQ insertable cardiac monitor. Cardiac Rhythm & Heart Failure also benefited from the acquisition of HeartWare, which was acquired during the second quarter of fiscal year 2017.
Coronary & Structural Heart net sales for fiscal year 2017 were $3.1 billion, an increase of 1 percent compared to fiscal year 2016. Coronary & Structural Heart net sales growth for fiscal year 2017 was largely driven by the continued launch of the Evolut R

34mm transcatheter aortic heart valve in the U.S. and Europe. Net sales growth was partially offset by challenges with drug-eluting stents in both the U.S. and Japan due to competitive pressures related to the anticipated approval of the Resolute Onyx drug-eluting stents in these countries, which received U.S. FDA approval during the first quarter of fiscal year 2018 and is expected to receive approval in Japan during the summer of fiscal year 2018. Net sales growth was also partially offset by continued pricing pressures and competition worldwide in our Coronary business.
Aortic & Peripheral Vascular net sales for fiscal year 2017 were $1.7 billion, an increase of 6 percent compared to fiscal year 2016. Aortic & Peripheral Vascular net sales growth for fiscal year 2017 was driven by the continued strong worldwide growth of the IN.PACT Admiral drug-coated balloon as well as success of the Heli-FX EndoAnchor System and the Endurant IIs aortic stent graft. Net sales growth as compared to fiscal year 2016 was also driven by the launch of the HawkOne 6 French directional atherectomy system in the third quarter of fiscal year 2017.
The Cardiac and Vascular Group's net sales for fiscal year 2016 were $10.2 billion, an increase of 9 percent compared to fiscal year 2015. The Cardiac and Vascular Group’s fiscal year 2016 performance was favorably affected by an additional selling week during the first quarter of fiscal year 2016. The Cardiac and Vascular Group’s performance for fiscal year 2016 also benefited from the addition of the Covidien Peripheral business into the Aortic & Peripheral Vascular division in the fourth quarter of fiscal year 2015 and strong net sales across all three divisions.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2016 were $5.5 billion, an increase of 4 percent compared to fiscal year 2015. The increase in Cardiac Rhythm & Heart Failure net sales was driven by strong growth in AF Solutions, with the continued global acceptance of our Arctic Front system. Additionally, net sales were driven by the continued adoption of the Reveal LINQ insertable cardiac monitor, and the launch of the Evera MRI SureScan ICD in the U.S. during the second quarter of fiscal year 2016, with continued strong adoption through the fourth quarter of fiscal year 2016. Net sales for the Cardiac Rhythm & Heart Failure division were also affected by continued pricing pressures.
Coronary & Structural Heart net sales for fiscal year 2016 were $3.1 billion, an increase of 2 percent compared to fiscal year 2015. Net sales were driven by the CoreValve Evolut R recapturable system in the U.S., which was launched late in the first quarter of fiscal year 2016, and a strong CoreValve launch in Japan in the fourth quarter of fiscal year 2016. In addition, net sales of Coronary & Structural Heart division were driven by drug-eluting stents, including the Resolute Onyx drug-eluting stent in Europe and the Resolute Integrity drug-eluting stent in the U.S., and the recent launches of the NC Euphora and SC Euphora balloon dilatation catheters. Net sales were partially offset by continued pricing pressures in our Coronary business.
Aortic & Peripheral Vascular net sales for fiscal year 2016 were $1.6 billion, an increase of 52 percent compared to fiscal year 2015. The Aortic & Peripheral Vascular division net sales performance benefited from the addition of the Covidien Peripheral business in the fourth quarter of fiscal year 2015. The increase in Aortic & Peripheral Vascular net sales was driven by strong growth of the IN.PACT Admiral drug-coated balloon in the U.S. and globally, continued strength in Valiant Captiva TAA stent graft sales, continued solid adoption of our Aptus Heli-FX endoanchor, and continued adoption of the Endurant IIs Abdominal Aortic Aneurysm (AAA) 3-piece system in the U.S. Net sales for the Aortic & Peripheral Vascular division were affected by increased competition in international markets and reimbursement cuts in Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates.

•
Integration of our acquisition of HeartWare, a leading innovator of the HeartWare Ventricular Assist System (HVAD System), to treat patients around the world suffering from advanced heart failure. The acquisition of HeartWare in August 2016 broadened the Medtronic portfolio of therapies, diagnostic tools and services for patients suffering from heart failure and is part of our therapy innovation strategy to surround the physician with innovative products while focusing on patients and disease states.

•
Acceptance and future growth of the CRT-P quadripolar pacing system, which received CE Mark approval in February 2017 and launched in Europe during the fourth quarter of fiscal year 2017. In the U.S., we received FDA approval in May 2017, and launched in the first quarter of fiscal year 2018.

•
Acceptance and future growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm, which launched in the U.S. late in the third quarter of fiscal year 2017 and is expected to launch in Japan in fiscal year 2018.

•	Continued future growth from the Reveal LINQ insertable cardiac monitor, which launched in Japan in the second quarter of fiscal year 2017.

•
Continued future growth of our Micra transcatheter pacing system, which we started shipping and physician training in the U.S. in the first quarter of fiscal year 2017. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems. During the fourth quarter of fiscal year 2017, we received final approval for reimbursement in the U.S. from the Centers for Medicare & Medicaid Services for this transformative therapy, which we expect will accelerate sales in the U.S.

•	Continued acceptance and future growth from Care Management Services as post-acute care services become even more critical in bundled payment models for different interventions or therapies.

•
Continued acceptance and future growth from Evolut R 34mm transcatheter aortic heart valve, our next-generation recapturable system with differentiated 16 French equivalent delivery system, which was launched in the U.S. in the third quarter of fiscal year 2017.

•
Acceptance and future growth from Evolut PRO Transcatheter Aortic Valve system (Evolut PRO), which provides control during deployment to assist with accurate positioning with the ability to recapture and reposition the valve. Evolut PRO received U.S. FDA approval and launched in the fourth quarter of fiscal year 2017. Evolut PRO is expected to receive CE Mark approval and launch in Europe late summer 2017.

•
Acceptance and future growth from the market release of Resolute Onyx, which received U.S. FDA approval early in the first quarter of fiscal year 2018 and is expected to receive approval in Japan during the summer of fiscal year 2018. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during procedures.

•	Continued acceptance and future growth of the IN.PACT Admiral drug-coated balloon, including the longer length 150mm sizes, for the treatment of peripheral artery disease in the upper leg.

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

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, monitors, compression, dialysis, enteral feeding, wound care, and medical surgical products. The Minimally Invasive Therapies Group’s net sales for fiscal year 2017 were $9.9 billion, an increase of 4 percent compared to fiscal year 2016. Currency translation had a favorable impact on net sales of $17 million as a result of the change in exchange rates from the prior year. The Minimally Invasive Therapies Group's net sales growth in fiscal year 2017 was unfavorably affected by an additional selling week during the first quarter of fiscal year 2016. The Minimally Invasive Therapies Group's net sales for fiscal year 2017, as compared to the same period in fiscal year 2016, benefited from strong net sales in Surgical Solutions, largely due to growth in Advanced Stapling and Advanced Energy, and Patient Monitoring & Recovery, largely due to Airways and Ventilation Management, as well as the acquisition of Smith & Nephew's gynecology business in the second quarter of fiscal year 2017 and Bellco in the fourth quarter of fiscal year 2016. See the more detailed discussion of each division's performance below.
Surgical Solutions net sales for fiscal year 2017 were $5.5 billion, an increase of 5 percent compared to fiscal year 2016. Surgical Solutions net sales growth was driven by Advanced Stapling and Advanced Energy. Advanced Stapling growth resulted from strong adoption of endo stapling specialty reloads with Tri-Staple technology, growth in emerging markets and the release of the Signia power stapling system. Advanced Energy growth resulted from the launch of the LigaSure vessel sealing instruments and continued adoption of the Valleylab FT10 energy platform. The launch of new LigaSure vessel sealing instruments along with the

Valleylab FT10 energy platform helped mitigate the negative impact of reprocessing. Surgical Solutions also benefited from the acquisition of Smith & Nephew's gynecology business, which was acquired during the second quarter of fiscal year 2017.
Patient Monitoring & Recovery net sales for fiscal year 2017 were $4.4 billion, an increase of 3 percent compared to fiscal year 2016. Patient Monitoring & Recovery net sales growth was driven by strong Airways and Ventilation Management sales of the Puritan Bennett 980, strength in Patient Monitoring Nellcor pulse oximetry products, and growth in emerging markets. Patient Monitoring & Recovery also benefited from the acquisition of Bellco, which was acquired during the fourth quarter of fiscal year 2016.
Surgical Solutions net sales for fiscal year 2016 were $5.3 billion. The net sales performance in Surgical Solutions was mainly attributable to Advanced Stapling and Advanced Energy. Advanced Stapling products benefited from continued worldwide market adoption of the Endo GIA Reinforced Reload. Advanced Energy products benefited from continued strong adoption of the LigaSure Maryland Jaw and Valleylab FT10 energy platform. Further, Early Technologies product performance was driven primarily by our gastrointestinal product line.
Patient Monitoring & Recovery net sales for fiscal year 2016 were $4.3 billion. Net sales contributions in Patient Monitoring & Recovery were driven mainly by U.S. sales within Airways and Ventilation Management, Patient Monitoring, Patient Care, Nutritional Insufficiency, Deep Vein Thrombosis, and Renal Care Solutions. Airways and Ventilation Management and Patient Monitoring performance was attributable to airway products, acute ventilator sales, and sensors. Patient Care net sales results were primarily due to sales of incontinence, wound care and SharpSafety product lines and sales within our electrode products. The Nutritional Insufficiency and Deep Vein Thrombosis net sales were largely driven by sales of enteral feeding, and compression product lines. Renal Care Solutions results were primarily due to sales of dialysis products.
Looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:

•
The planned divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Patient Monitoring & Recovery division. The transaction is expected to close in the second quarter of fiscal year 2018, subject to receipt of customary regulatory approvals and satisfaction of other customary closing conditions. Clearance from the U.S. Federal Trade Commission was obtained in May 2017. Net sales of the businesses included in the planned divestiture were $2.4 billion in fiscal years 2017 and 2016.

•
Changes in procedural volumes, competitive and pricing pressure, geographic macro-economic risks, reprocessing of our products, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued acceptance and future growth of Open-to-Minimally Invasive Surgery (MIS) techniques and tools supported by our efforts to transition open surgery to MIS. The Open to MIS initiative focuses on establishing our presence in and working to optimize open surgery globally, while capturing the market opportunity that exists in transitioning open procedures to MIS, whether through traditional MIS, or advanced technologies including robotics. To achieve this transition, we are focused on product training, surgical skill training and continued therapy innovation to advance MIS.

•	Continued acceptance and future growth of the powered stapling and energy platform.

•	Our ability to execute ongoing strategies in order to address the competitive pressure of reprocessing of our vessel sealing disposables in the U.S.

•
Our ability to create markets and drive product and procedures into emerging markets. We have high quality and cost-effective surgical products designed for customers in emerging markets such as the ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.

•
Continued acceptance and future growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. Our efforts around end stage renal disease benefited from the fiscal year 2016 acquisition of Bellco, a pioneer in hemodialysis treatment solutions. In addition, the HD multi-pass system, expected to launch in fiscal year 2019, reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment.

•	Continued elevation of the standard of care for respiratory compromise, a progressive condition impacting a patient’s ability to breathe effectively.

•
Continued acceptance and growth in Respiratory Care, Airway and Ventilation Management, Patient Monitoring, and Homecare. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography bedside capnography monitor, portable monitor with Nellcor pulse oximetry system with OxiMax technology and the Nellcor Respiratory Compromise monitor with vital signs of SpO2, pulse rate, End-Tidal CO2, and Respiratory Rate.

•
Continued and future acceptance of Early Technologies and creation of less invasive standards of care, including the areas of GI solutions, advanced ablation, and interventional lung solutions. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, the Emprint ablation system with Thermosphere Technology which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost, the superDimension GenCut core biopsy system and the Triple Needle Cytology Brush, a lung tissue biopsy tool for use with the superDimension navigation system. The superDimension system enables a minimally invasive approach to accessing difficult-to-reach areas of the lung, which may aid in the diagnosis of lung cancer.

•
Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding with our fiscal year 2017 acquisition of Smith and Nephew's gynecology business. The addition expands and strengthens the surgical offerings and complements the existing global gynecology business.

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems and therapies to treat diseases of the vasculature in and around the brain including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for fiscal year 2017 were $7.4 billion, an increase of 2 percent as compared to fiscal year 2016. Currency translation had an unfavorable impact on net sales of approximately $1 million as a result of the change in exchange rates from the prior year. The Restorative Therapies Group's net sales were unfavorably affected by an additional selling week during the first quarter of fiscal year 2016. The Restorative Therapies Group’s performance for fiscal year 2017 was driven by solid growth in Brain and Specialty Therapies, partially offset by declines in Pain Therapies. See the more detailed discussion of each division's performance below.
Spine net sales for fiscal year 2017 were $2.6 billion, flat compared to fiscal year 2016. Spine net sales were driven by growth in BMP due to strong U.S. sales, offset by declines in Europe due to the InductOs stop shipment due to suspension in the E.U. Core Spine had net sales growth in the U.S due to new product launches including the Solera Voyager and Elevate expandable cage in conjunction with the "Speed to Scale" initiative, which involves faster innovation cycles and launching a steady cadence of new products at scale with sets immediately available for the entire market, and growth in implants due to the success of our Surgical Synergy strategy, offset by market softness in Europe and the Middle East driven by the macro-economic conditions. InductOs returned to the European market in the first quarter of fiscal year 2018.
Brain Therapies net sales for fiscal year 2017 were $2.1 billion, an increase of 6 percent as compared to fiscal year 2016. The increase in net sales was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by growth in coils from the Axium Prime Extra Soft detachable coil, growth in flow diversion from the Pipeline Flex embolization device, and growth in stents due to the Solitaire revascularization device, partially offset by declines due to a voluntary recall of certain product lines in the second quarter. Neurosurgery net sales growth was driven by strong sales of navigation capital equipment, disposables, and the O-arm O2 surgical imaging system. Despite competitive pressure, Brain Modulation drove net sales growth with U.S. sales of the MR Conditional Activa DBS portfolio and through updated Parkinson’s Disease labeling for patients with Recent Onset of Motor Complications.
Specialty Therapies net sales for fiscal year 2017 were $1.5 billion, an increase of 5 percent as compared to fiscal year 2016. The increase in net sales was driven by strong growth in Advanced Energy and Pelvic Health and growth in ENT. Net sales growth in Advanced Energy was driven by the sales of the Aquamantys Transcollation and PEAK PlasmaBlade products. Net sales growth in Pelvic Health was driven by strong InterStim implant growth in the U.S. Net sales growth in ENT continues to benefit from strong adoption of new products, including NuVent balloons and Fusion Compact navigation.
Pain Therapies net sales for fiscal year 2017 were $1.1 billion, a decrease of 4 percent as compared to fiscal year 2016. The decrease in net sales was driven by declines in sales of spinal cord stimulation products due to competitive pressures in the U.S., partially offset by growth in Interventional from the OsteoCool RF Spinal Tumor ablation system.

Spine net sales for fiscal year 2016 were $2.6 billion, a decrease of 1 percent compared to fiscal year 2015. The decrease in Spine net sales was driven by declines in Core Spine partially offset by growth in BMP (composed of INFUSE bone graft (InductOs in the E.U.)) in the U.S. The U.S. Core Spine market grew in the low-single digits, with modest procedural growth offset by continued pricing pressures. During fiscal year 2016, new product introductions across several procedures resulted in a sequential improvement in the Core Spine growth rate. We saw incremental revenue from our differentiated OLIF procedures, as well as from the recent Solera, Voyager, Elevate, and PTC Interbody launches for TLIF and MIDLF procedures. In Core Spine, we are realized some early benefits from our "Speed to Scale" initiative, which accelerates innovation and enables rapid deployment of these products and procedures to the market. In BMP, strong growth in the U.S. was offset by declines in international BMP due to the InductOs stop shipment in Europe.
Brain Therapies net sales for fiscal year 2016 were $2.0 billion, an increase of 34 percent compared to fiscal year 2015. The growth rate reflected the addition of the Neurovascular division as a result of the Covidien acquisition in the fourth quarter of fiscal year 2015. Neurovascular contributed revenue from the strength of its coils, stents, flow diversion, and access product lines and the Solitaire FR mechanical thrombectomy device delivered strong results, solidifying our leadership position in the rapidly expanding ischemic stroke market. Additionally, our flow diversion products for the treatment of intracranial aneurysms, Pipeline Flex in the U.S. and Japan and Pipeline Shield in Europe, continued to lead the market. Neurosurgery contributed revenue from growth of the O-arm imaging systems. Growth in Neurovascular and Neurosurgery was partially offset by declines in DBS due to competitive headwinds.
Specialty Therapies net sales for fiscal year 2016 were $1.4 billion, an increase of 6 percent compared to fiscal year 2015. The increase in net sales was driven by continued worldwide net sales growth across the portfolio of Advanced Energy, Pelvic Health, and ENT. Performance was driven by strong growth of power systems, Aquamantys Transcollation, and PEAK PlasmaBlade technologies, as well as solid implant growth of our InterStim therapy for overactive bladder, urinary retention, and bowel incontinence.
Pain Therapies net sales for fiscal year 2016 were $1.2 billion, a decrease of 6 percent compared to fiscal year 2015. Net sales declined for Drug Pumps and Pain Stimulation. In Drug Pumps, the business was negatively affected by challenges related to its April 2015 U.S. FDA consent decree, as well as the January divestiture of its intrathecal baclofen drug. In Pain Stimulation, declines were driven by increased competition in the market. Interventional spine net sales also declined driven by continued pricing pressures.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•	Continued market acceptance of our new integrated solutions through the Surgical Synergy program, which integrates our spinal implants and imaging and navigation equipment.

•
Continued success of "Speed to Scale" program product launches, which involves faster innovation cycles and launching a steady cadence of new products at scale with sets immediately available for the entire market.

•
Market acceptance and continued global adoption of innovative new Spine products, such as our CD Horizon Solera Voyager system, our ELEVATE expandable interbody cages, and our OLIF25 and OLIF51 procedural solutions and the return of the InductOs products to European markets in the first quarter of fiscal year 2018.

•
Growth in the broader vertebral compression fracture (VCF) and adjacent markets, as we continue to pursue the development of other therapies to treat more patients with VCF, including continued success of both the Kyphon V vertebroplasty system and the OsteoCool RF Spinal Tumor ablation system.

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

•
Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas and ENT power systems, and intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures, including launch of the StealthStation S8 surgical navigation system. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

•
Continued acceptance and growth of the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

•	Continued successful placement of robotic units and associated market adoption of robot-assisted spine procedures, under a co-promotion agreement with Mazor Robotics.
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for fiscal year 2017 were $1.9 billion, an increase of 3 percent as compared to fiscal year 2016, and were unfavorably affected by an additional selling week during the first quarter of fiscal year 2016. Currency translation had an unfavorable impact on net sales for fiscal year 2017 of $13 million as a result of the change in exchange rates from the prior year. The Diabetes Group's net sales for fiscal year 2017 benefited from growth in both the U.S. and international markets due to strong U.S. sales of the MiniMed 630G system and interest in the Priority Access Program for the MiniMed 670G hybrid closed loop system, as well as strong international sales in Europe, Latin America, and Asia Pacific of the MiniMed 640G system with the Enhanced Enlite sensor.
The Diabetes Group’s net sales for fiscal year 2016 were $1.9 billion, an increase of 6 percent over fiscal year 2015, and were favorably affected by the additional selling week during the first quarter of fiscal year 2016. The increase in net sales was primarily driven by the MiniMed 530G system with Enlite sensor, along with strong performance in international markets by the MiniMed 640G.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued acceptance and growth in international markets of the MiniMed 630G system, which includes the insulin pump and Enlite CGM sensor. This system launched in the U.S. in August 2016 and combines proprietary SmartGuard technology featured in the MiniMed 530G system with a brand new hardware platform and user-friendly design.

•
Acceptance and future growth of the MiniMed 670G system, the first hybrid closed loop system in the world. The system features our most advanced SmartGuard HCL algorithm, which enables improved glucose control with reduced user input. The MiniMed 670G system received U.S. FDA approval during the second quarter of fiscal year 2017 and launched in the U.S. in June 2017.

•	Changes in medical reimbursement policies and programs, along with payor coverage of the MiniMed 670G system.

•
Continued acceptance and future growth of the MiniMed 640G with SmartGuard predictive low-glucose management, which has launched in Europe, Australia, and select Latin America countries, and the MiniMed 620G, the first integrated system customized for the Japanese market.

•
Continued acceptance and future growth of Guardian Connect continuous glucose monitoring (CGM) system which displays information directly to a smartphone, and received CE mark in 2016 and has launched internationally, with an expected U.S. launch in the second half of fiscal year 2018.

•	Continued partnership with UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members access to our advanced diabetes technology and comprehensive support services.

OPERATIONS BY MARKET GEOGRAPHY
The charts below illustrate net sales by market geography for fiscal years 2017, 2016, and 2015:
The table below illustrates net sales by market geography for each of our operating segments for fiscal years 2017, 2016, and 2015:

	Fiscal Year 2017			Fiscal Year 2016			Fiscal Year 2015
(in millions)	U.S.(1)	Non-U.S. Developed Markets(2)	Emerging Markets(3)	U.S.(1)	Non-U.S. Developed Markets(2)	Emerging Markets(3)	U.S.(1)	Non-U.S. Developed Markets(2)	Emerging Markets(3)
Cardiac and Vascular Group	$5,454	$3,393	$1,651	$5,347	$3,283	$1,566	$4,435	$3,412	$1,514
Minimally Invasive Therapies Group	5,049	3,479	1,391	5,014	3,299	1,250	1,230	856	301
Restorative Therapies Group	5,012	1,588	766	4,921	1,542	747	4,569	1,556	626
Diabetes Group	1,148	625	154	1,140	584	140	1,071	548	143
Total	$16,663	$9,085	$3,962	$16,422	$8,708	$3,703	$11,305	$6,372	$2,584

(1)	U.S. includes the United States and U.S. territories

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above
For fiscal year 2017, net sales for the U.S. increased 1 percent, developed markets outside the U.S. increased 4 percent, and emerging markets increased 7 percent compared to fiscal year 2016. Net sales growth across all markets was driven by meaningful product launches and introduction of groundbreaking new technologies, partially offset by an unfavorable impact of an additional selling week during the first quarter of fiscal year 2016. Net sales growth in the U.S. was led by strong growth in the Cardiac and Vascular Group and Minimally Invasive Therapies Group and solid growth in the Restorative Therapies Group and Diabetes. In Emerging Markets, net sales growth was also attributable to the expansion of access to our therapies.
For fiscal year 2016, net sales for the U.S increased 45 percent, non-U.S. developed markets increased 37 percent, and emerging markets increased 43 percent over fiscal year 2015. The growth in all markets was primarily driven by the addition of Minimally Invasive Therapies Group net sales totaling $9.6 billion for fiscal year 2016 and was also favorably affected by an additional selling week during the first quarter of fiscal year 2016. Net sales growth in the U.S. was led by strong growth in the Cardiac and Vascular Group and solid growth in the Restorative Therapies Group and Diabetes.
Net sales in non-U.S. developed and emerging markets are accompanied by certain financial risks, such as changes in currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with international customers. We continue to monitor the economic conditions and the average length of time it takes to collect our outstanding accounts receivable from our international customers. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of the countries we serve.
COSTS AND EXPENSES
Cost of Products Sold

	Fiscal Year
(in millions)	2017	2016	2015
Net sales	$29,710	$28,833	$20,261
Cost of products sold	9,291	9,142	6,309
Gross profit	$20,419	$19,691	$13,952

Gross margin percent	68.7%	68.3%	68.9%
We continue to focus on reducing our costs of products sold, thus increasing gross profit, through supply chain management and changes to our manufacturing network. Gross margin percent was 68.7 percent, 68.3 percent, and 68.9 percent in fiscal years 2017, 2016, and 2015, respectively. Gross margin percent in fiscal years 2017 and 2016 decreased as compared to the same period in fiscal year 2015 largely due to the change in product mix as a result of the Covidien acquisition in the fourth quarter of fiscal year 2015. Gross margin percent changes in fiscal years 2017 and 2016 as compared to the same periods in the respective prior fiscal year were also affected by a $38 million charge during fiscal year 2017 related to the recognition of the fair value step-up of acquired Heartware inventory, as compared to a $226 million charge and $623 million charge during fiscal years 2016 and 2015, respectively, related to the recognition of the fair value step-up of acquired Covidien inventory.
Research and Development & Selling, General, and Administrative Expense
The following is a summary of research and development and selling, general, and administrative expenses as a percent of net sales:

	Fiscal Year
	2017	2016	2015
Research and development expense	7.4%	7.7%	8.1%
Selling, general, and administrative expense	32.7%	32.8%	34.1%
Research and Development We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, that lead to enhanced quality of life, and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
Research and development expense for both fiscal years 2017 and 2016 was $2.2 billion, as compared to $1.6 billion in fiscal year 2015. Research and development expense decreased slightly as a percentage of net sales over the three-year period due, in part, to the timing of clinical trials and product approvals. During fiscal year 2017, we continued to invest in new technologies to support our mission through continued product growth.
Selling, General, and Administrative Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions. Selling, general, and administrative expense primarily consist of salaries and wages, as well as other administrative costs such as professional fees and marketing expenses.
Selling, general, and administrative expense was $9.7 billion, $9.5 billion, and $6.9 billion during fiscal years 2017, 2016, and 2015, respectively. Selling, general, and administrative expense remained fairly flat as a percentage of net sales from fiscal year 2016 to 2017, with a slight decrease due to cost savings associated with selling, general, and administrative expense initiatives. We continue to execute on our cost synergies from the Covidien acquisition and transition to centers of excellence in our enabling functions.

Other Costs and Expenses

	Fiscal Year
(in millions)	2017	2016	2015
Special charge (gain), net	$100	$70	$(38)
Restructuring charges, net	363	290	237
Certain litigation charges	300	26	42
Acquisition-related items	220	283	550
Amortization of intangible assets	1,980	1,931	733
Other expense, net	222	107	118
Interest expense, net	728	955	280
Special Charge During fiscal year 2017, in continuing our commitment to improve the health of people and communities throughout the world, we made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
During fiscal year 2016, we recognized special charges of $70 million in connection with the impairment of a debt investment.
During fiscal year 2015, we recognized special gains of $138 million, which consisted of a $41 million gain on the sale of a product line in the ENT division and a $97 million gain on the sale of an equity method investment. These special gains were partially offset by a $100 million charitable contribution that we made to the Medtronic Foundation.
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

Our restructuring reserve balances at April 28, 2017, April 29, 2016, and April 24, 2015 were $291 million, $250 million, and $143 million, respectively. During fiscal years 2017, 2016, and 2015, we recognized restructuring charges of $441 million, $332 million, and $248 million, respectively. For fiscal year 2017, the restructuring charges included $73 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The restructuring charges during fiscal years 2017 and 2016 were partially offset by reversals of excess restructuring reserves of $68 million and $18 million, respectively. Reversals of restructuring reserves relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination costs being less than initially estimated. For fiscal years 2017, 2016, and 2015, restructuring charges of $10 million, $9 million, and $15 million, respectively, were recognized within cost of products sold in the consolidated statements of income.

For additional information, see Note 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Certain Litigation Charges We classify litigation charges and gains related to significant legal proceedings as certain litigation charges. During the fiscal years 2017, 2016, and 2015, we recognized $300 million, $26 million, and $42 million, respectively, of certain litigation charges related to probable and estimable damages.
For additional information, see Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
Acquisition-Related Items During fiscal year 2017, we recognized acquisition-related items expense of $230 million, including $10 million recognized within cost of products sold in the consolidated statements of income. Acquisition-related items expenses primarily include integration-related expenses incurred in connection with the Covidien acquisition. The expenses incurred in connection with the Covidien acquisition include $225 million of professional services and integration expenses and $23 million of accelerated or incremental stock compensation expense. Acquisition-related items expense also includes expenses incurred in connection with the HeartWare acquisition and planned divestiture of a portion of the Patient Monitoring and Recovery business, partially offset by the change in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory milestones.
During fiscal year 2016, we recognized acquisition-related items expense of $283 million, primarily related to expenses incurred in connection with the Covidien acquisition. The expenses incurred in connection with the Covidien acquisition include $219 million of professional services and integration expenses and $58 million of accelerated or incremental stock compensation expense.
During fiscal year 2015, we recognized charges from acquisition-related items of $550 million, primarily related to expenses incurred in connection with the Covidien acquisition. The expenses incurred in connection with the Covidien acquisition include $275 million of professional services and integration expenses, $189 million of accelerated or incremental stock compensation expense, and $69 million of incremental officer and director excise tax.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, and purchased technology. Amortization expense was $2.0 billion, $1.9 billion, and $733 million in fiscal years 2017, 2016, and 2015, respectively. The increase in amortization expense from fiscal year 2016 to fiscal year 2017 is primarily due to the acquisition of amortizable intangible assets as a result of the acquisition of HeartWare. The increase in amortization expense from fiscal year 2015 to fiscal year 2016 is primarily due to recognizing a full year of amortization of the intangible assets acquired with Covidien in the fourth quarter of fiscal year 2015.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, currency transaction and derivative gains and losses, impairment charges on equity securities, Puerto Rico excise tax, and U.S. medical device excise tax. In fiscal year 2017, other expense, net was $222 million as compared to $107 million in fiscal year 2016. The largest contributor to the change in other expense, net was a decrease in net currency gains, partially offset by the decrease in U.S. medical device tax due to the suspension of the U.S. medical device tax beginning January 1, 2016. Total net currency gains recognized in other expense, net were $81 million in fiscal year 2017 compared to gains of $314 million in fiscal year 2016.
In fiscal year 2016, other expense, net was $107 million, a decrease of $11 million from $118 million in fiscal year 2015. The largest contributor to the change in other expense, net was was an increase in net currency gains, partially offset by increased royalty expense within Minimally Invasive Therapies Group. Total net currency gains recognized in other expense, net were $314 million in fiscal year 2016 compared to gains of $196 million in fiscal year 2015.
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, and ineffectiveness on interest rate derivative instruments. In fiscal year 2017, interest expense, net was $728 million compared to $955 million in fiscal year 2016. The decrease in interest expense, net for fiscal year 2017 was the result of a $183 million charge recorded in connection with the cash tender offer and redemption of certain debt securities in fiscal year 2016 and a $45 million loss on interest rate swaps which were entered into in advance of a planned debt issuance that was no longer anticipated in fiscal year 2016.
In fiscal year fiscal year 2016, interest expense, net was $955 million compared to $280 million in fiscal year 2015. The increase in interest expense, net for fiscal year 2016 was driven by an increase in total debt, primarily resulting from the Covidien acquisition, a $183 million charge recorded in connection with the cash tender offer and redemption of certain debt securities, and a $45 million loss on interest rate swaps which were entered into in advance of a planned debt issuance that was no longer anticipated in fiscal year 2016.

INCOME TAXES

	Fiscal Year
(in millions)	2017	2016	2015
Provision for income taxes	$578	$798	$811
Income from operations before taxes	4,602	4,336	3,486
Effective tax rate	12.6%	18.4%	23.3%

Non-GAAP provision for income taxes	$1,232	$1,171	$1,055
Non-GAAP income from operations before taxes	7,623	7,399	5,799
Non-GAAP Nominal Tax Rate	16.2%	15.8%	18.2%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	3.6%	(2.6)%	(5.1)%
Our effective tax rate for fiscal year 2017 was 12.6 percent compared to 18.4 percent in fiscal year 2016. The decrease in our effective tax rate for fiscal year 2017 as compared to fiscal year 2016 was due to the net tax impact of inventory step-up, debt tender premium, certain litigation payments, certain tax adjustments, operational tax benefits described below, and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for fiscal year 2017 was 16.2 percent compared to 15.8 percent in fiscal year 2016. The increase in our Non-GAAP Nominal Tax Rate for fiscal year 2017 as compared to fiscal year 2016 was primarily due to operational tax benefits and year-over-year changes in operational results by jurisdiction.
During fiscal year 2017, we recognized $95 million of operational tax benefits. The operational tax benefits included a $44 million benefit from the reversal of a valuation allowance associated with foreign net operating losses and a $51 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, changes to uncertain tax position reserves, and changes to certain deferred income tax balances.
Our effective tax rate for fiscal year 2016 was 18.4 percent compared to 23.3 percent in fiscal year 2015. The decrease in our effective tax rate was due to the net tax impact of inventory step-up, debt tender premium, acquisition-related items, certain tax adjustments, amortization of intangible assets, the impact from the acquisition of Covidien, operational tax benefits described below, and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for fiscal year 2016 was 15.8 percent compared to 18.2 percent in fiscal year 2015. The decrease in our Non-GAAP Nominal Tax Rate for fiscal year 2016 as compared to fiscal year 2015 was primarily due to the impact of the Covidien acquisition, operational tax benefits, and year-over-year changes in operational results by jurisdiction.
During fiscal year 2016, we recognized $97 million of operational tax benefits. The retroactive renewal and extension of the U.S. federal research and development tax credit resulted in a $16 million operational tax benefit for fiscal year 2016. In addition, we recognized a $40 million benefit from the reversal of a valuation allowance associated with foreign net operating losses and a $41 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves.
An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for fiscal years 2017, 2016, and 2015 of approximately $76 million, $74 million, and $58 million, respectively.
Certain Tax Adjustments
During fiscal year 2017, we recognized certain tax adjustments of $202 million, which included the following:

•
A charge of $404 million associated with the IRS resolution for the Ardian, CoreValve, Inc., Ablation Frontiers, Inc., PEAK Surgical, Inc. and Salient Surgical Technologies, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006.

•
A net charge of $125 million associated with the expected divestiture of a portion of our Patient Monitoring & Recovery division to Cardinal Health. The net charge primarily relates to the tax effect from the recognition of the outside basis difference of certain subsidiaries which are included in the expected divestiture.

•
A charge of $86 million associated with the IRS’s disallowance of the utilization of certain net operating losses, along with the recognition of a valuation allowance against the net operating loss deferred tax asset, was recognized during the year.

•	A charge of $18 million as a result of the redemption of an intercompany minority interest during the year.

•
A benefit of $431 million as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS.

The $202 million net certain tax adjustment was recognized in provision for income taxes in the consolidated statement of income for fiscal year 2017.
During fiscal year 2016, we recognized certain tax adjustments of $417 million, which included the following:

•
A charge of $442 million primarily related to the U.S. income tax expense resulting from our completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by our U.S.-controlled non-U.S. subsidiaries (the Internal Reorganization). As a result of the Internal Reorganization, approximately $9.7 billion of cash, cash equivalents and investments in marketable debt and equity securities previously held by U.S.-controlled non-U.S. subsidiaries became available for general corporate purposes.

•	A $25 million tax benefit associated with the disposition of a wholly owned U.S. subsidiary.
The $417 million net certain tax adjustment was recognized in provision for income taxes in the consolidated statement of income for fiscal year 2016.
During fiscal year 2015, we recognized certain tax adjustments of $349 million, which included the following:

•	A charge of $329 million related to the resolution of the Kyphon Inc. (Kyphon) acquisition-related issues with the U.S. Internal Revenue Service (IRS).

•	A charge of $20 million related to a taxable gain associated with the Covidien acquisition.
The $349 million certain tax adjustment was recognized in provision for income taxes in the consolidated statement of income for fiscal year 2015.
Certain tax adjustments will affect the comparability of our operating results between periods. Therefore, we consider these Non-GAAP Adjustments. Refer to the "Executive Level Overview" section of this Management's Discussion and Analysis for further analysis related to these adjustments.
LIQUIDITY AND CAPITAL RESOURCES

(in millions)	April 28, 2017	April 29, 2016
Working capital	$10,316	$16,435
Current ratio(1)	1.7:1.0	3.3:1.0
Cash, cash equivalents, and current investments	$13,708	$12,634
Current debt obligations and long-term debt	33,441	31,102

(1)	The ratio of current assets to current liabilities, excluding current assets and current liabilities held for sale at April 28, 2017.
We believe our balance sheet and liquidity provide us with flexibility in the future. Approximately $6 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents and investments, as well as our $3.5 billion revolving credit facility and related commercial paper program ($901 million outstanding at April 28, 2017), will satisfy our foreseeable operating needs for at least the next 12 months, including repayment of current debt obligations. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
In March 2017, Medtronic Luxco issued two tranches of Senior Notes with an aggregate face value of $1.850 billion, resulting in cash proceeds of approximately $1.850 billion, net of premiums, discounts, and issuance costs. The first tranche consisted of $1.0 billion of 1.700 percent Senior Notes due 2019. The second tranche consisted of $850 million of 3.350 percent Senior Notes due 2027. Concurrent with the offering by Medtronic Luxco, Medtronic, Inc. issued $150 million in principal amount of its 4.625 percent Senior Notes due 2045 (the Reopening Notes). The Reopening Notes are a further issuance of, and form a single series with, the $4.0 billion principal amount of the previously outstanding 4.625 percent Senior Notes due 2045. We intend to use the net proceeds for general corporate purposes.
In April 2016, we completed a cash tender offer and redemption of $2.7 billion of senior notes for $3.0 billion of total consideration. We recognized a loss on debt extinguishment of $163 million, which included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense in the consolidated statement of income. In addition to the loss on debt extinguishment, we recognized $20 million of interest expense due to the acceleration of net losses on forward starting interest rate derivatives, which were terminated at the time of original debt issuances, relating to the portion of debt extinguished in the tender offer.

Agency Rating (1)
	April 28, 2017	April 29, 2016
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at April 28, 2017 were unchanged as compared to the ratings at April 29, 2016. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and our $3.5 billion revolving credit facility and related commercial paper program, discussed above and within the “Debt and Capital” section of this Management's Discussion and Analysis.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows.
Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount may be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position, and/or cash flows.
We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs. However, we evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings continue to experience reduced liquidity due to low investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For fiscal year 2017, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, at April 28, 2017, we have $242 million of gross unrealized losses on our aggregate current and non-current available-for-sale debt securities of $8.7 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could adversely impact our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding fair value measurements.
Summary of Cash Flows

	Fiscal Year
(in millions)	2017	2016	2015
Cash provided by (used in):
Operating activities	$6,880	$5,218	$4,902
Investing activities	(1,571)	2,245	(17,058)
Financing activities	(3,283)	(9,543)	15,949
Effect of exchange rate changes on cash and cash equivalents	65	113	(353)
Net change in cash and cash equivalents	$2,091	$(1,967)	$3,440
Operating Activities The $1.7 billion increase in net cash provided by operating activities in fiscal year 2017 as compared to fiscal year 2016 was primarily attributable to an increase in accounts receivable collections, as well as a decrease in cash paid for income taxes and interest of $350 million and $132 million, respectively, and a $191 million payment in fiscal year 2016 related to the Covidien tax sharing agreement. The increase in cash from accounts receivable was primarily attributable to an increase in revenue. The decrease in cash paid for income taxes was primarily a result of payments made for the resolution of the Kyphon acquisition-related matters, as well as Covidien income tax extension payments in fiscal year 2016. We did not make any significant tax audit settlement payments or significant extension payments in fiscal year 2017. The decrease in cash paid for interest was the result of less debt, on average, in fiscal year 2017 as compared to fiscal year 2016.
The $316 million increase in net cash provided by operating activities in fiscal year 2016 as compared to fiscal year 2015 was primarily attributable to an increase in net income before depreciation and amortization, loss on debt extinguishment, and acquisition-related items of $2.1 billion and a decrease in certain litigation payments of $469 million, partially offset by an increase in cash paid for incomes taxes and interest of $747 million and $688 million, respectively. The increase in cash paid for income taxes was primarily a result of the settlement payments made for the resolution of the Kyphon acquisition-related matters, Covidien income tax extension payments, and the impacts from the full year of Covidien results. The increase in cash paid for interest was primarily the result of a full year of interest payments on the Senior Notes and Term Loan issued in fiscal year 2015 primarily to fund the Covidien acquisition as well as the interest payments on the outstanding debt assumed as part of the Covidien acquisition. The increase in net cash provided by operating activities was also higher due to the impact of a full year of operations post-Covidien acquisition.
Investing Activities The $3.8 billion increase in net cash used in investing activities in fiscal year 2017 as compared to fiscal year 2016 was primarily attributable to a decrease in net proceeds from purchases and sales and maturities of investments in fiscal year 2017.
The $19.3 billion increase in net cash provided by investing activities in fiscal year 2016 as compared to fiscal year 2015 was primarily attributable to the Covidien acquisition in fiscal year 2015, as well as an increase in the net proceeds from purchases and sales of investments in fiscal year 2016.
Financing Activities The $6.3 billion decrease in net cash used in financing activities in fiscal year 2017 as compared to fiscal year 2016 was primarily attributable to the issuance of $2.0 billion of Senior Notes, an increase in commercial paper borrowings, and lower payments on maturing and extinguished debt, partially offset by increases in dividends to shareholders and repurchases of ordinary shares.
The $25.4 billion increase in net cash used in financing activities in fiscal year 2016 as compared to fiscal year 2015 was primarily attributable to higher issuances of debt in fiscal year 2015, primarily related to the Covidien acquisition. Further contributing to the increase in net cash used in financing activities in fiscal year 2016 were higher payments on maturing and extinguished debt, increased dividends to shareholders, and increased repurchases of ordinary shares.
Free Cash Flow
Free cash flow is a non-GAAP financial measure calculated by subtracting additions to property, plant, and equipment from net cash provided by operating activities. Management uses this non-GAAP financial measure, in addition to U.S. GAAP financial measures, to evaluate our operating results. Free cash flow should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Reconciliations between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow are as follows:

	Fiscal Year
(in millions)	2017	2016	2015
Net cash provided by operating activities	$6,880	$5,218	$4,902
Net cash (used in) provided by investing activities	(1,571)	2,245	(17,058)
Net cash (used in) provided by financing activities	(3,283)	(9,543)	15,949

Net cash provided by operating activities	6,880	5,218	4,902
Additions to property, plant, and equipment	(1,254)	(1,046)	(571)
Free cash flow	$5,626	$4,172	$4,331

Dividends to shareholders	$2,376	$2,139	$1,337
Repurchase of ordinary shares	3,544	2,830	1,920
Issuances of ordinary shares	(428)	(491)	(649)
Return to shareholders	$5,492	$4,478	$2,608
Return of operating cash flow percentage	80%	86%	53%
Return of free cash flow percentage	98%	107%	60%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, at April 28, 2017 was $7.5 billion compared to $993 million at April 29, 2016. We utilize Senior Notes to meet our long-term financing needs. Long-term debt at April 28, 2017 was $25.9 billion compared to $30.1 billion at April 29, 2016.
Total debt at April 28, 2017 was $33.4 billion, compared to $31.1 billion at April 29, 2016. The increase in total debt was primarily driven by the issuance of three tranches of the 2017 Senior Notes with an aggregate face value of $2.0 billion in March 2017. We will use these funds for general corporate purposes.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At April 28, 2017, we had $901 million of commercial paper outstanding. No amount of commercial paper was outstanding under this program at April 29, 2016. During fiscal years 2017 and 2016, the weighted average original maturity of the commercial paper outstanding was approximately 39 and 49 days, respectively, and the weighted average interest rate was 0.89 percent and 0.57 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase our borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At April 28, 2017 and April 29, 2016, no amounts were outstanding on the committed line of credit.
Interest rates on advances on our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's refer to "Liquidity and Capital Resources" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at April 28, 2017.
Interest-bearing debt as a percentage of total interest-bearing debt and equity was 40 percent at April 28, 2017 and 37 percent at April 29, 2016. For further discussion on debt, see the “Liquidity and Capital Resources" section of this Management’s Discussion and Analysis. The indentures under which the Senior Notes have been issued contain customary covenants, all of which we remain in compliance with at April 28, 2017.

We repurchase shares from time to time as part of our focus on returning value to our shareholders. In January 2015, our Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the adoption of the existing Medtronic Inc. share redemption program. At April 29, 2016, we had used all of the 80 million shares authorized under the January 2015 share redemption program. In June 2015, our Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of an additional 80 million of our ordinary shares. At April 29, 2016, we had used 8 million of the 80 million shares authorized under the June 2015 share redemption program. During fiscal years 2017 and 2016, we repurchased a total of 43 million and 38 million shares, respectively, under these programs at an average price of $83.03 and $74.92, respectively. At April 28, 2017, we had approximately 29 million shares remaining under share repurchase programs authorized by our Board of Directors. In June 2017, our Board of Directors replaced the existing June 2015 authorization to redeem up to an aggregate number of ordinary shares with an authorization to expend up to an aggregate amount of $5 billion beginning June 26, 2017 to redeem ordinary shares.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis and Note 8 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS
Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 28, 2017, as well as long-term contractual obligations reflected in the balance sheet at April 28, 2017.
We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included the milestone or minimum royalty payments in the table below. The majority of the arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Due to the contingent nature of these payments, they are not included in the table of contractual obligations.
In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions are unable to be estimated, and we have not accrued any liabilities within our consolidated financial statements or included any indemnification provisions in the table below. Historically, we have not experienced significant losses on these types of indemnification agreements.

See Notes 8 and 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding long-term debt and lease obligations, respectively. Additionally, see Notes 15 and 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding accrued income tax and defined benefit plan obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases	$646	$215	$158	$110	$70	$41	$52
Commitments to fund minority investments/royalty payments(1)	308	125	50	47	42	42	2
Interest payments(2)	13,488	1,077	967	929	806	772	8,937
Other(3)	513	304	89	50	27	4	39
Contractual obligations related to off-balance sheet arrangements subtotal	$14,955	$1,721	$1,264	$1,136	$945	$859	$9,030
Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(4)	$32,438	$6,588	$1,402	$3,779	$1,126	$3,273	$16,270
Capital leases	23	5	4	2	2	2	8
Contractual obligations reflected in the balance sheet subtotal	$32,461	$6,593	$1,406	$3,781	$1,128	$3,275	$16,278
Total contractual obligations	$47,416	$8,314	$2,670	$4,917	$2,073	$4,134	$25,308

(1)
We have included commitments related to the funding of cost or equity method investments, estimated milestone payments and royalty obligations in the table above. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates.

(2)
Interest payments in the table above reflect the contractual interest payments on our outstanding debt, and exclude the impact of the debt premium and discount amortization and impact of interest rate swap agreements. See Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our debt agreements.

(3)
We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities or amounts. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders with a remaining term of less than one year. These obligations also include certain research and development arrangements.

(4)
Long-term debt in the table above includes the $3.0 billion Term Loan Credit Agreement, $3.1 billion of CIFSA Senior Notes, $1.8 billion of 2017 Senior Notes, $17.0 billion of 2015 Senior Notes, $1.5 billion of 2014 Senior Notes, $1.9 billion of 2013 Senior Notes, $1.1 billion of 2012 Senior Notes, $500 million of 2011 Senior Notes, $1.3 billion of 2010 Senior Notes, $700 million of 2009 Senior Notes, $42 million of Heartware Senior Notes, and $535 million of bank borrowings. The table above excludes the debt premium and discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 8 and 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the interest rate swap agreements.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Annual Report, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. Such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity shortfalls, decreasing prices and pricing pressure, fluctuations in currency exchange rates, changes in applicable tax rates, positions taken by taxing authorities, adverse regulatory action, delays in regulatory approvals, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to complete or achieve the intended benefits of acquisitions or divestitures, or disruption of our current plans and operations.
Consequently, no forward-looking statement may be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes. In periods in which the U.S. dollar, our functional currency, is strengthening/weakening as compared to other currencies, our revenues, expenses, assets, and liabilities denominated in other currencies may be translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated transactions in other currencies and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of our derivative instruments are the Euro and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 28, 2017 and April 29, 2016 was $10.8 billion. At April 28, 2017, these contracts were in a net unrealized gain position of $118 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 28, 2017 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $836 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 28, 2017 was comprised of debt predominately denominated in U.S. dollars, of which approximately 85% is fixed rate debt and approximately 15% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at April 28, 2017, indicates that the fair value of these instruments would correspondingly change by $67 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of the Management's Discussion and Analysis in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. For additional discussion of market risk, see Notes 6 and 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medtronic plc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Medtronic plc and its subsidiaries (the Company) at April 28, 2017 and April 29, 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 27, 2017

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2017	2016	2015
Net sales	$29,710	$28,833	$20,261

Costs and expenses:
Cost of products sold	9,291	9,142	6,309
Research and development expense	2,193	2,224	1,640
Selling, general, and administrative expense	9,711	9,469	6,904
Special charge (gain), net	100	70	(38)
Restructuring charges, net	363	290	237
Certain litigation charges	300	26	42
Acquisition-related items	220	283	550
Amortization of intangible assets	1,980	1,931	733
Other expense, net	222	107	118
Operating profit	5,330	5,291	3,766

Interest income	(366)	(431)	(386)
Interest expense	1,094	1,386	666
Interest expense, net	728	955	280
Income before provision for income taxes	4,602	4,336	3,486
Provision for income taxes	578	798	811
Net income	4,024	3,538	2,675
Net loss attributable to noncontrolling interests	4	—	—
Net income attributable to Medtronic	$4,028	$3,538	$2,675
Basic earnings per share	$2.92	$2.51	$2.44
Diluted earnings per share	$2.89	$2.48	$2.41
Basic weighted average shares outstanding	1,378.9	1,409.6	1,095.5
Diluted weighted average shares outstanding	1,391.4	1,425.9	1,109.0
Cash dividends declared per ordinary share	$1.72	$1.52	$1.22
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2017	2016	2015
Net income	$4,024	$3,538	$2,675

Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities	38	(121)	20
Translation adjustment	(977)	(197)	(495)
Net change in retirement obligations	68	(66)	(366)
Unrealized gain (loss) on derivatives	127	(300)	254
Other comprehensive loss	(744)	(684)	(587)
Comprehensive income including noncontrolling interests	3,280	2,854	2,088
Comprehensive loss attributable to noncontrolling interests	3	—	—
Comprehensive income attributable to Medtronic	$3,283	$2,854	$2,088
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions)	April 28, 2017	April 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,967	$2,876
Investments	8,741	9,758
Accounts receivable, less allowances of $155 and $161, respectively	5,591	5,562
Inventories, net	3,338	3,473
Prepaid expenses and other current assets	1,865	1,931
Current assets held for sale	371	—
Total current assets	24,873	23,600
Property, plant, and equipment, net	4,361	4,841
Goodwill	38,515	41,500
Other intangible assets, net	23,407	26,899
Tax assets	1,509	1,383
Other assets	1,232	1,421
Noncurrent assets held for sale	5,919	—
Total assets	$99,816	$99,644
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$7,520	$993
Accounts payable	1,731	1,709
Accrued compensation	1,860	1,712
Accrued income taxes	633	566
Other accrued expenses	2,442	2,185
Current liabilities held for sale	34	—
Total current liabilities	14,220	7,165
Long-term debt	25,921	30,109
Accrued compensation and retirement benefits	1,641	1,759
Accrued income taxes	2,405	2,903
Deferred tax liabilities	2,978	3,729
Other liabilities	1,515	1,916
Noncurrent liabilities held for sale	720	—
Total liabilities	49,400	47,581
Commitments and contingencies (Notes 2, 18, and 20)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,369,424,818 and 1,399,018,022 shares issued and outstanding, respectively	—	—
Additional paid-in capital	29,551	32,227
Retained earnings	23,356	21,704
Accumulated other comprehensive loss	(2,613)	(1,868)
Total shareholders’ equity	50,294	52,063
Noncontrolling interests	122	—
Total equity	50,416	52,063
Total liabilities and equity	$99,816	$99,644
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 25, 2014	999	$100	$—	$19,940	$(597)	$19,443	$—	$19,443
Net income	—	—	—	2,675	—	2,675	—	2,675
Other comprehensive loss	—	—	—	—	(587)	(587)	—	(587)
Ordinary shares issued in connection with the Covidien plc acquisition, net of taxes	436	—	33,787	—	—	33,787	—	33,787
Result of contribution of Medtronic, Inc. to Medtronic plc	—	(99)	99	—	—	—	—	—
Dividends to shareholders	—	—	—	(1,337)	—	(1,337)	—	(1,337)
Issuance of shares under stock purchase and award plans	17	2	647	—	—	649	—	649
Repurchase of ordinary shares	(30)	(3)	(944)	(973)	—	(1,920)	—	(1,920)
Tax benefit from exercise of stock-based awards	—	—	81	—	—	81	—	81
Stock-based compensation		—	439	—	—	439	—	439
April 24, 2015	1,422	$—	$34,109	$20,305	$(1,184)	$53,230	$—	$53,230
Net income	—	—	—	3,538	—	3,538	—	3,538
Other comprehensive loss	—	—	—	—	(684)	(684)	—	(684)
Dividends to shareholders	—	—	—	(2,139)	—	(2,139)	—	(2,139)
Issuance of shares under stock purchase and award plans	15	—	491	—	—	491	—	491
Repurchase of ordinary shares	(38)	—	(2,830)	—	—	(2,830)	—	(2,830)
Tax benefit from exercise of stock-based awards	—	—	82	—	—	82	—	82
Stock-based compensation	—	—	375	—	—	375	—	375
April 29, 2016	1,399	$—	$32,227	$21,704	$(1,868)	$52,063	$—	$52,063
Net income (loss)	—	—	—	4,028	—	4,028	(4)	4,024
Other comprehensive (loss) income	—	—	—	—	(745)	(745)	1	(744)
Dividends to shareholders	—	—	—	(2,376)	—	(2,376)	—	(2,376)
Issuance of shares under stock purchase and award plans	13	—	428	—	—	428	—	428
Repurchase of ordinary shares	(43)	—	(3,544)	—	—	(3,544)	—	(3,544)
Tax benefit from exercise of stock-based awards	—	—	92	—	—	92	—	92
Stock-based compensation	—	—	348	—	—	348	—	348
Additions of noncontrolling ownership interests	—	—	—	—	—	—	125	125
April 28, 2017	1,369	$—	$29,551	$23,356	$(2,613)	$50,294	$122	$50,416
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2017	2016	2015
Operating Activities:
Net income	$4,024	$3,538	$2,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,917	2,820	1,306
Amortization of debt discount and issuance costs	11	29	76
Acquisition-related items	(46)	218	634
Provision for doubtful accounts	39	49	35
Deferred income taxes	(459)	(460)	(926)
Stock-based compensation	348	375	439
Loss on debt extinguishment	—	163	—
Other, net	(93)	(111)	(134)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(75)	(435)	(413)
Inventories, net	(227)	(186)	(282)
Accounts payable and accrued liabilities	356	(379)	849
Other operating assets and liabilities	85	(403)	643
Net cash provided by operating activities	6,880	5,218	4,902
Investing Activities:
Acquisitions, net of cash acquired	(1,324)	(1,213)	(14,884)
Additions to property, plant, and equipment	(1,254)	(1,046)	(571)
Purchases of investments	(4,371)	(5,406)	(7,582)
Sales and maturities of investments	5,356	9,924	5,890
Other investing activities, net	22	(14)	89
Net cash (used in) provided by investing activities	(1,571)	2,245	(17,058)
Financing Activities:
Acquisition-related contingent consideration	(69)	(22)	(85)
Change in current debt obligations, net	906	7	(1)
Repayment of short-term borrowings (maturities greater than 90 days)	(2)	(139)	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	12	139	150
Issuance of long-term debt	2,140	—	19,942
Payments on long-term debt	(863)	(5,132)	(1,268)
Dividends to shareholders	(2,376)	(2,139)	(1,337)
Issuance of ordinary shares	428	491	649
Repurchase of ordinary shares	(3,544)	(2,830)	(1,920)
Other financing activities	85	82	(31)
Net cash (used in) provided by financing activities	(3,283)	(9,543)	15,949
Effect of exchange rate changes on cash and cash equivalents	65	113	(353)
Net change in cash and cash equivalents	2,091	(1,967)	3,440
Cash and cash equivalents at beginning of period	2,876	4,843	1,403
Cash and cash equivalents at end of period	$4,967	$2,876	$4,843
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,029	$1,379	$632
Interest	1,134	1,266	578
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic or the Company) is a global leader in medical technology – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies to serve hospitals, physicians, clinicians, and patients. Medtronic was founded in 1949 and is headquartered in Dublin, Ireland.
Principles of Consolidation The consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been fully eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
In connection with the preparation of the Form 10-K for the year ended April 28, 2017, the Company revised its consolidated balance sheet and consolidated statements of equity to properly present additional paid-in capital separate from retained earnings for the prior periods. The revision, which the Company determined is not material, had no impact on total equity, results of operations, or cash flows.
Use of Estimates The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for items such as income taxes, contingencies, and intangible asset and liability valuations. Actual results may or may not differ from those estimates.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 28, 2017 and April 29, 2016 and for each of the three fiscal years ended April 28, 2017 (fiscal year 2017), April 29, 2016 (fiscal year 2016), and April 24, 2015 (fiscal year 2015). Fiscal years 2017 and 2015 were 52-week years. Fiscal year 2016 was a 53-week year, with the additional week occurring in the first quarter.
Cash Equivalents The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.
Investments Investments in marketable equity securities and certain debt securities, which include corporate debt securities, government and agency securities, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities, are classified and accounted for as available-for-sale. These investments are recorded at fair value in the consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on the consolidated balance sheets. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The classification of marketable securities as current or long-term is based on the nature of the securities and their availability for use in current operations consistent with how the Company manages its capital structure and liquidity.
Investments in securities that are classified and accounted for as trading securities primarily include exchange-traded funds and are recorded at fair value on the consolidated balance sheets. Management has used trading securities when seeking to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements.
Certain of the Company’s investments in equity and other securities are long-term, strategic investments in companies that are in varied stages of development. These investments are included in other assets on the consolidated balance sheets. If an investment has no quoted market price, the Company accounts for these investments under the cost or the equity method of accounting, as appropriate. Certain of these investments are publicly traded companies and are therefore accounted for as available-for-sale. The valuation of equity and other securities accounted for under the cost method considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss is recognized in the consolidated statements of income in the period the determination is made. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Equity securities accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. See Note 6 for discussion of the gains and losses recognized on equity and other securities.
Inventories Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Property, Plant, and Equipment Property, plant, and equipment is stated at cost. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment asset groupings may not be recoverable. The company utilizes the straight-line method of depreciation over the estimated useful lives of the various assets. The cost of interest that is incurred in connection with ongoing construction projects is capitalized using a weighted average interest rate. These costs are included in property, plant, and equipment and amortized over the useful life of the related asset.
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
Acquired IPR&D represents the fair value assigned to those research and development (R&D) projects in development that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use.
IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. The fair value of IPR&D is determined by estimating the future cash flows of each R&D project or technology and discounting the net cash flows back to their present values. Upon achieving regulatory approval or commercial viability for the related technology or product, the indefinite-lived intangible asset is accounted for as a definite-lived asset and is amortized on a straight-line basis over the estimated useful life of the related technology or product. If the R&D project is not completed or the related R&D project is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense.
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
Derivatives The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with authoritative guidance on derivatives and hedging, and presents assets and liabilities associated with its derivative financial instruments on a gross basis in the consolidated financial statements. For those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. See Note 9 for more information on the Company's derivative instruments and hedging programs.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Financial assets that are classified as Level 1 securities include highly liquid government bonds within U.S. government and agency securities and marketable equity securities for which quoted market prices are available. In addition, the Company classifies currency forward contracts as Level 1 since they are valued using quoted market prices in active markets which have identical assets or liabilities.
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, government and agency securities, other asset-backed securities, debt funds, and mortgage-backed securities whose value is determined using inputs that are observable in the market or may be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, interest rate swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Financial assets that are classified as Level 3 financial assets include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation, certain corporate debt securities and auction rate securities. With the exception of auction rate securities, these securities are valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value of the securities.
Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are excluded from the fair value hierarchy. Financial assets for which the fair value is measured using the net asset value per share practical expedient include certain debt funds, equity and fixed income commingled trusts, and registered investment companies.
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
Self-Insurance It is the Company’s policy to self-insure the majority of its insurable risks including medical and dental costs, disability coverage, physical loss to property, business interruptions, workers’ compensation, comprehensive general, and product liability. Insurance coverage is obtained for those risks required to be insured by law or contract. The Company uses claims data and historical experience, as applicable, to estimate liabilities associated with the exposures that the Company has self-insured. Based on historical loss trends, the Company believes that its self-insurance program accruals and its existing insurance coverage

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

are adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on the Company’s consolidated financial statements.
Retirement Benefit Plan Assumptions The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. See Note 17 for assumptions used in determining pension and post-retirement benefit costs.
The Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic post-retirement benefit cost for the Company’s pension and other post-retirement benefits, effective April 30, 2016. Prior to April 30, 2016, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated post-retirement benefit obligation. The current methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s pension obligation or accumulated post-retirement benefit obligation. The Company accounted for this change prospectively as a change in accounting estimate.
Revenue Recognition The Company sells its products through direct sales representatives and independent distributors. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, which may be upon shipment or upon delivery to the customer site, based on the contract terms or legal requirements, provided there are no material remaining performance obligations required of the Company or any matters requiring customer acceptance. In cases where the Company utilizes distributors or ships product directly to the end user, revenue is recognized upon shipment provided all revenue recognition criteria have been met. A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives. For these products, revenue is recognized at the time the product has been used or implanted.
The Company recognizes estimated sales returns, discounts, and rebates as a reduction of sales in the same period revenue is recognized. Rebates are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the rebate claim, contractual commitments, including stated rebate rates, and other relevant information. The Company adjusts reserves to reflect differences between estimated and actual experience, and records such adjustment as a reduction of sales in the period of adjustment.
In certain circumstances, the Company enters into arrangements in which multiple deliverables are provided to customers. Under multiple deliverable arrangements, the Company recognizes revenue in accordance with the principles described above and allocates the revenue based on the relative selling price of each deliverable, which is based on vendor specific objective evidence.
Shipping and Handling Shipping and handling costs not included in cost of products sold are included in selling, general, and administrative expense in the consolidated statements of income and were $370 million, $316 million, and $284 million in fiscal years 2017, 2016, and 2015, respectively.
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
Contingencies The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. Insurance recoveries related to potential claims are recognized up to the amount of the recorded liability when coverage is confirmed and the estimated recoveries are probable of payment. These recoveries are not netted against the related liabilities for financial statement presentation.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Income Taxes The Company has deferred taxes that arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that may be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the consolidated statements of income. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of income.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, currency transaction and derivative gains and losses, impairment charges on equity securities, Puerto Rico excise tax, and U.S. medical device excise tax.
Currency Translation Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the currency impacts arising from the translation of the assets and liabilities are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the consolidated balance sheets. Elements of the consolidated statements of income are translated at the average monthly currency exchange rates in effect during the period. Currency transaction gains and losses are included in other expense, net in the consolidated statements of income.
Stock-Based Compensation The Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant and revises those estimates in subsequent periods. The total expense recognized over the vesting period equals the fair value of awards that vest.
New Accounting Standards
Recently Adopted
In April 2015, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability. Prior to this amendment, debt issuance costs were recognized as an asset in the balance sheet and did not offset the related debt liability. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017. Its adoption resulted in a reduction of both assets and liabilities of $138 million on the Company's consolidated balance sheet at April 29, 2016 as previously filed in the Company's Annual Report on Form 10-K for the year ended April 29, 2016.
Not Yet Adopted
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and may be applied either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of the change recognized at the date of initial application (modified retrospective method). Early adoption is permitted. The Company intends to adopt this guidance under the modified retrospective method. The Company is continuing to evaluate the impact of the guidance and will continue to monitor any modifications, clarifications, and interpretations communicated by the FASB.
In January 2016, the FASB issued guidance which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance also includes a simplified impairment assessment of equity investments without readily determinable fair values and presentation and disclosure changes. This accounting guidance is required for the Company to adopt beginning in the first quarter of fiscal year 2019. The Company is unable to estimate the impact of the future adoption of this standard on its financial statements as it will depend on the equity investments at the adoption date.
In February 2016, the FASB issued guidance which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

period in the financial statements and is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the impact of the lease guidance on the Company's consolidated financial statements and anticipates recording additional assets and corresponding liabilities on its consolidated balance sheet related to operating leases within its lease portfolio upon adoption of the guidance.

In March 2016, the FASB issued guidance to simplify the accounting for share based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings; eliminating the requirement to classify the excess tax benefits and deficiencies as additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018. The Company recognized excess tax benefits of $92 million, $82 million and $81 million in excess tax benefits in additional paid-in capital in fiscal years 2017, 2016, and 2015, respectively.

In October 2016, the FASB issued guidance that requires the tax effect of inter-entity transactions, other than sales of inventory, to be recognized when the transaction occurs. This would eliminate the exception under the current guidance in which the tax effects of inter-entity asset transactions are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This accounting guidance is required for the Company to adopt beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact of the guidance on the Company's consolidated financial statements.
2. Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during fiscal year 2017. The Company accounted for the acquisitions noted below as business combinations using the acquisition method of accounting. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for fiscal year 2017. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired.
The fair values of the assets acquired and liabilities assumed from acquisitions during fiscal year 2017 are as follows:

(in millions)	HeartWare International, Inc.	Smith & Nephew's Gynecology Business	All Other	Total
Other current assets	$351	$—	$23	$374
Property, plant, and equipment	14	3	4	21
Other intangible assets	625	167	65	857
Goodwill	427	180	125	732
Other assets	55	—	16	71
Total assets acquired	1,472	350	233	2,055

Current liabilities	143	—	10	153
Deferred tax liabilities	6	—	7	13
Long-term debt	245	—	—	245
Other liabilities	6	—	4	10
Total liabilities assumed	400	—	21	421
Net assets acquired	$1,072	$350	$212	$1,634
HeartWare International, Inc.

On August 23, 2016, the Company's Cardiac and Vascular Group acquired HeartWare International, Inc. (HeartWare), a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients around the world suffering from advanced heart failure. Total consideration for the transaction was approximately $1.1 billion. Based upon a preliminary acquisition valuation, the Company acquired $602 million of technology-based and customer-related intangible assets and $23 million of tradenames, with estimated useful lives of 15 and 5 years, respectively, and $427

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

million of goodwill. The acquired goodwill is not deductible for tax purposes. In addition, the Company acquired $245 million of debt through the acquisition, of which the Company redeemed $203 million as part of a cash tender offer in August 2016. The remaining $42 million of debt acquired is due December 2017 and is recorded within current debt obligations on the consolidated balance sheets. The allocation of consideration is considered preliminary, primarily with respect to certain contingencies. The Company expects to finalize the allocation of purchase price within the one-year measurement period. Sales attributable to HeartWare were $155 million for fiscal year 2017.

Smith & Nephew's Gynecology Business

On August 5, 2016, the Company's Minimally Invasive Therapies Group acquired Smith & Nephew's gynecology business, which expands and strengthens Medtronic's minimally invasive surgical offerings and further complements its existing global gynecology business. Total consideration for the transaction was approximately $350 million. The Company acquired $167 million of customer-related and technology-related intangible assets with useful lives of 13 years and $180 million of goodwill. The acquired goodwill is deductible for tax purposes. Sales attributable to Smith & Nephew's gynecology business were $45 million for fiscal year 2017.

For information on the Company's fiscal year 2016 acquisitions, refer to Note 2 to the consolidated financial statements included in the Company's Annual report on Form 10-K for the fiscal year ended April 29, 2016.
Acquisition-Related Items
During fiscal year 2017, the Company recognized acquisition-related items expense of $230 million, including $10 million recognized within cost of products sold in the consolidated statements of income, primarily related to integration-related expenses incurred in connection with the Covidien acquisition. The expenses incurred in connection with the Covidien acquisition include $225 million of professional services and integration expenses and $23 million of accelerated or incremental stock compensation expense. Acquisition-related items expense also includes expenses incurred in connection with the HeartWare acquisition and planned divestiture of a portion of the Patient Monitoring and Recovery business, partially offset by the change in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory milestones.
During fiscal year 2016, the Company recognized acquisition-related items expense of $283 million, primarily related to expenses incurred in connection with the Covidien acquisition. The expenses incurred in connection with the Covidien acquisition include $219 million of professional services and integration expenses and $58 million of accelerated or incremental stock compensation expense.
During fiscal year 2015, the Company recognized acquisition-related items expense of $550 million, primarily related to expenses incurred in connection with the Covidien acquisition. The expenses incurred in connection with the Covidien acquisition include $275 million of professional services and integration expenses, $189 million of accelerated or incremental stock compensation expense, and $69 million of incremental officer and director excise tax.
Contingent Consideration
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period using Level 3 inputs, and the change in fair value is recognized within acquisition-related items in the consolidated statements of income. Contingent consideration payments related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	Fair Value at April 28, 2017	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 32.5%
Revenue-based payments	$106	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2018 - 2026
			Discount rate	0.3% - 5.5%
Product development-based payments	$140	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2018 - 2025
The fair value of contingent consideration at April 28, 2017 and April 29, 2016 was $246 million and $377 million, respectively. At April 28, 2017, $180 million was reflected in other liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheets. At April 29, 2016, $311 million was reflected in other liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2017	2016
Beginning Balance	$377	$264
Purchase price contingent consideration	28	149
Contingent consideration payments	(76)	(22)
Change in fair value of contingent consideration	(83)	(14)
Ending Balance	$246	$377
3. Assets and Liabilities Held for Sale
In April 2017, the Company entered into a definitive agreement for the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group segment. The transaction is expected to close in the second quarter of fiscal year 2018, subject to the receipt of regulatory approvals and satisfaction of other customary closing conditions. As a result, the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses met the criteria to be classified as held for sale at April 28, 2017, which requires the Company to present the related assets and liabilities as separate line items in our consolidated balance sheet.
The following table presents information related to the assets and liabilities that were classified as held for sale in our consolidated balance sheet:

(in millions)	April 28, 2017
Inventories, net	$371
Property, plant, and equipment, net	689
Goodwill	2,910
Other intangible assets, net	2,320
Total assets held for sale	$6,290

Other accrued expenses	$34
Accrued compensation and retirement benefits	12
Deferred tax liabilities	707
Other liabilities	1
Total liabilities held for sale	$754
There were no assets or liabilities classified as held for sale at April 29, 2016. The Company determined that the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses does not meet the criteria to be classified as discontinued operations.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

4. Restructuring Charges
Cost Synergies Initiative
The cost synergies initiative is the Company's restructuring program primarily related to the integration of Covidien. This initiative is expected to contribute to the approximately $850 million in cost synergies expected to be achieved as a result of the integration of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and reduction of general and administrative redundancies. Restructuring charges are primarily related to employee termination costs and costs related to manufacturing and facility closures and affect all reportable segments. Cash outlays for the cost synergies initiative restructuring program are scheduled to be substantially complete by the end of fiscal year 2019.

A summary of the restructuring accrual, recorded within other accrued expenses and other liabilities in the consolidated balance sheets, and related activity is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
April 24, 2015	$136	$—	$7	$143
Charges	248	23	61	332
Cash payments	(153)	—	(31)	(184)
Settled non cash	—	(23)	—	(23)
Reversal of excess reserves	(18)	—	—	(18)
April 29, 2016	$213	$—	$37	$250
Charges	287	27	54	368
Cash payments	(179)	—	(53)	(232)
Settled non cash	—	(27)	—	(27)
Reversal of excess reserves	(60)	—	(8)	(68)
April 28, 2017	$261	$—	$30	$291
As part of the cost synergies initiative, for fiscal year 2017, the Company recognized $441 million in charges, which included $73 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing the restructuring costs above, because they are associated with costs that are accounted for under the pension and post-retirement rules. See Note 17 for further discussion on the incremental defined benefit pension and post-retirement related expenses. The charges recognized during fiscal year 2017 were partially offset by reversals of excess restructuring reserves of $68 million. Reversals of restructuring reserves relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination costs being less than initially estimated. Fiscal year 2017 asset write-downs included $17 million of property, plant, and equipment impairments. Fiscal year 2017 asset write-downs also included $10 million of inventory write-offs of discontinued product lines recognized within cost of products sold in the consolidated statements of income.
As part of the cost synergies initiative, for fiscal year 2016, the Company recognized $332 million in charges, which were partially offset by reversals of excess restructuring reserves of $18 million. Reversals of restructuring reserves relate to certain employees identified for termination finding other positions within the Company and revisions to severance provisions. Fiscal year 2016 asset write-downs included $14 million related to property, plant, and equipment impairments. Fiscal year 2016 asset write-downs also inclued $9 million of inventory write-offs of discontinued product lines recognized within cost of products sold in the consolidated statements of income.
5. Special Charge
During fiscal year 2017, in continuing the Company's commitment to improve the health of people and communities throughout the world, the Company recognized a special charge of $100 million for a charitable contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
During fiscal year 2016, the Company recognized a special charge of $70 million in connection with the impairment of a debt investment.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

During fiscal year 2015, the Company recognized special gains of $138 million, which consisted of a $41 million gain on the sale of a product line in the ENT division, and a $97 million gain on the sale of an equity method investment. These special gains were partially offset by a $100 million charitable contribution that the Company made to the Medtronic Foundation.
6. Financial Instruments
The Company holds investments such as marketable debt and equity securities that are classified and accounted for as trading and available-for-sale and are remeasured on a recurring basis. The Company also holds cost method, equity method, and other investments which are measured at fair value on a nonrecurring basis. Refer to Note 1 for information regarding valuation techniques and inputs used in the fair value measurements.

In accordance with authoritative guidance adopted in fiscal year 2017, certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the consolidated balance sheets. The revised presentation has been applied retrospectively and fiscal year 2016 values have been reclassified to conform to classifications used in the current year.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's investments by significant investment category and the consolidated balance sheet classification at April 28, 2017:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities
Level 1:
U.S. government and agency securities	$613	$2	$(5)	$610	$610	$—
Marketable equity securities	58	49	(4)	103	—	103
Total Level 1	671	51	(9)	713	610	103
Level 2:
Corporate debt securities	4,643	62	(23)	4,682	4,682	—
U.S. government and agency securities	860	—	(10)	850	850	—
Mortgage-backed securities	766	9	(16)	759	759	—
Foreign government and agency securities	49	—	—	49	49	—
Other asset-backed securities	228	1	(1)	228	228	—
Debt funds	1,246	4	(178)	1,072	1,072	—
Total Level 2	7,792	76	(228)	7,640	7,640	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Investments measured at net asset value(1):
Debt funds	497	—	(6)	491	491	—
Total available-for-sale securities	9,008	127	(246)	8,889	8,741	148
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	589	—	—	N/A	—	589
Total Level 3:	589	—	—	N/A	—	589
Total cost method, equity method, and other investments	589	—	—	N/A	—	589
Total investments	$9,597	$127	$(246)	$8,889	$8,741	$737
(1) Certain investments that are measured at the net asset value per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy. The fair value amounts presented herein are intended to permit reconciliation to the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's investments by significant investment categories and the related consolidated balance sheet classification at April 29, 2016:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$792	$14	$(1)	$805	$805	$—
Marketable equity securities	75	21	(11)	85	—	85
Total Level 1	867	35	(12)	890	805	85
Level 2:
Corporate debt securities	3,935	85	(24)	3,996	3,996	—
U.S. government and agency securities	902	2	—	904	904	—
Mortgage-backed securities	1,016	17	(18)	1,015	1,015	—
Other asset-backed securities	192	3	—	195	195	—
Debt funds	2,306	5	(247)	2,064	2,064	—
Total Level 2	8,351	112	(289)	8,174	8,174	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Investments measured at net asset value(1):
Debt funds	734	—	(34)	700	700	—
Total available-for-sale securities	10,000	147	(338)	9,809	9,679	130
Trading securities:
Level 1:
Exchange-traded funds	65	15	(1)	79	79	—
Total Level 1	65	15	(1)	79	79	—
Total trading securities	65	15	(1)	79	79	—
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	506	—	—	N/A	—	506
Total Level 3	506	—	—	N/A	—	506
Total cost method, equity method, and other investments	506	—	—	N/A	—	506
Total investments	$10,571	$162	$(339)	$9,888	$9,758	$636
(1) Certain investments that are measured at the net asset value per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy. The fair value amounts presented herein are intended to permit reconciliation to the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Marketable Debt and Equity Securities:
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at April 28, 2017 and April 29, 2016:

	April 28, 2017
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,263	$(19)	$46	$(4)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	276	(4)	95	(12)
U.S. government and agency securities	896	(15)	—	—
Other asset-backed securities	127	(1)	—	—
Debt funds	173	(1)	1,125	(183)
Marketable equity securities	14	(3)	2	(1)
Total	$2,749	$(43)	$1,312	$(203)

	April 29, 2016
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$756	$(18)	$136	$(6)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	196	(5)	92	(5)
U.S. government and agency securities	308	(4)	67	(5)
Debt funds	670	(26)	1,601	(256)
Marketable equity securities	45	(11)	—	—
Total	$1,975	$(64)	$1,940	$(275)

The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at April 28, 2017:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2017 or 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
April 29, 2016	$45	$1	$44
Unrealized gains/(losses) included in other comprehensive income	—	—	—
Settlements	—	—	—
April 28, 2017	$45	$1	$44

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
April 24, 2015	$106	$1	$105
Unrealized gains/(losses) included in other comprehensive income	(3)	—	(3)
Settlements	(58)	—	(58)
April 29, 2016	$45	$1	$44
Activity related to the Company’s investment portfolio is as follows:

	Fiscal Year
	2017		2016		2015
(in millions)	Debt(1)	Equity(2)(3)	Debt(1)	Equity(2)(4)	Debt(1)	Equity(2)(5)
Proceeds from sales	$5,224	$132	$9,881	$42	$5,640	$250
Gross realized gains	75	49	36	38	33	164
Gross realized losses	(56)	—	(53)	—	(19)	—
Impairment losses recognized	—	(30)	—	(114)	—	(29)

(1)	Includes available-for-sale debt securities.

(2)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

(3)
As a result of certain acquisitions that occurred during fiscal year 2017, the Company recognized a non-cash realized gain of $20 million on its previously-held minority investment included in other expense, net in the consolidated statement of income.

(4)
As a result of certain acquisitions that occurred during fiscal year 2016, the Company recognized a non-cash realized gain of $9 million on its previously-held minority investment included in other expense, net in the consolidated statement of income.

(5)
As a result of certain acquisitions that occurred during fiscal year 2015, the Company recognized a non-cash realized gain of $41 million on its previously-held minority investments included in other expense, net in the consolidated statement of income. Also, a realized gain on an equity method investment totaling $97 million is included in special charge (gain), net in the consolidated statement of income.

Credit losses represent the difference between the present value of cash flows expected to be collected on certain mortgage-backed securities and auction rate securities and the amortized cost of these securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which the Company is invested, the Company believes it has recognized all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.
At April 28, 2017 and April 29, 2016, the credit loss portion of other-than temporary impairments on debt securities was not significant. The total reductions for available-for-sale debt securities sold during fiscal years 2017 and 2016 were not significant.
The April 28, 2017 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities, because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	April 28, 2017
Due in one year or less	$1,110
Due after one year through five years	2,855
Due after five years through ten years	3,177
Due after ten years	81
Total debt securities	$7,223
The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $103 million and $85 million at April 28, 2017 and April 29, 2016, respectively. The Company did not recognize any significant impairment charges related to marketable equity securities during fiscal year 2017. During the fiscal years 2016 and 2015 the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $20 million and $7 million in impairment charges for fiscal years 2016 and 2015 respectively, which were recognized within other expense, net in the consolidated statements of income.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. At April 28, 2017 and April 29, 2016, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $589 million and $506 million, respectively. Cost and equity method investments are measured at fair value on a nonrecurring basis. Changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable are assessed quarterly. If there are identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment, the investment is assessed for impairment.
Cost and equity method investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities without quoted market prices. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings. During the fiscal years 2017, 2016, and 2015 the Company determined that the fair values of certain cost and/or equity method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $30 million of impairment charges during fiscal year 2017, which were recognized in other expense, net in the consolidated statements of income. During fiscal year 2016, the Company recognized $23 million of impairment charges, which were recognized in other expense, net and $70 million of impairment charges which were recognized in special charge (gain), net in the consolidated statements of income. During fiscal year 2015 the Company recognized $7 million of impairment charges, which were recognized in other expense, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 24, 2015	$5,855	$23,399	$9,424	$1,852	$40,530
Goodwill as a result of acquisitions	393	264	199	—	856
Measurement period adjustments related to Covidien	21	346	26	—	393
Other adjustments, net	—	(34)	3	—	(31)
Currency adjustment, net	(26)	(191)	(32)	1	(248)
April 29, 2016	6,243	23,784	9,620	$1,853	41,500
Goodwill as a result of acquisitions	457	242	33	—	732
Currency adjustment, net	(49)	(705)	(53)	—	(807)
Goodwill reclassified to noncurrent assets held for sale	—	(2,910)	—	—	(2,910)
April 28, 2017	$6,651	$20,411	$9,600	$1,853	$38,515
The Company assesses goodwill for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. There were no changes in reporting units during fiscal year 2017. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairments during fiscal years 2017, 2016, and 2015.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 28, 2017		April 29, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,862	$(2,166)	$18,596	$(1,331)
Purchased technology and patents	11,461	(3,690)	11,397	(2,976)
Trademarks and tradenames	772	(461)	854	(403)
Other	77	(42)	72	(31)
Total	$29,172	$(6,359)	$30,919	$(4,741)
Indefinite-lived:
IPR&D	$594		$721
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset impairments during fiscal years 2017, 2016 and 2015.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company calculates the excess of

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

indefinite-lived intangible assets fair values over their carrying values utilizing a discounted future cash flow analysis. The Company did not recognize any significant indefinite-lived asset impairments during fiscal years 2017 and 2016. As a result of the analysis performed during fiscal year 2015, the fair value of certain IPR&D indefinite-lived assets were deemed to be less than their carrying value, resulting in an impairment loss of $5 million, which was recognized in acquisition-related items in the consolidated statements of income. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may recognize impairment losses in the future.
Amortization
Intangible asset amortization expense for fiscal years 2017, 2016, and 2015 was $2.0 billion, $1.9 billion, and $733 million, respectively. Estimated aggregate amortization expense by fiscal year based on the current carrying value of definite-lived intangible assets at April 28, 2017, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility and amortization associated with definite-lived intangible assets classified as held for sale at April 28, 2017, is as follows:

(in millions)	Amortization Expense
2018	$1,809
2019	1,725
2020	1,680
2021	1,666
2022	1,624
8. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 28, 2017	April 29, 2016
Bank borrowings	$396	$387
Capital lease obligations	5	106
Commercial paper	901	—
Three-year term loan	3,000	—
6.000 percent ten-year 2008 CIFSA senior notes	1,150	—
1.500 percent three-year 2015 senior notes	1,000	—
1.375 percent five-year 2013 senior notes	1,000	—
3.500 percent seven-year 2010 HTWR senior notes	42	—
Floating rate three-year 2014 senior notes	—	250
0.875 percent three-year 2014 senior notes	—	250
Debt premium, net	26	—
Current debt obligations	$7,520	$993
Commercial Paper On January 26, 2015, Medtronic Global Holdings S.C.A. (Medtronic Luxco), an entity organized under the laws of Luxembourg, entered into various agreements pursuant to which Medtronic Luxco may issue unsecured commercial paper notes (the 2015 Commercial Paper Program) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. The Company and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the 2015 Commercial Paper Program. At April 28, 2017, the Company had $901 million of commercial paper outstanding. No amount of commercial paper was outstanding at April 29, 2016.

During fiscal years 2017 and 2016, the weighted average original maturity of the commercial paper outstanding was approximately 39 days and 49 days, respectively, and the weighted average interest rate was 0.89 percent and 0.57 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing line of credit.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Bank Borrowings Outstanding bank borrowings at April 28, 2017 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. Bank borrowings consist primarily of borrowings in Japanese Yen at interest rates ranging from 0.17% to 0.18%, and the borrowing is a natural hedge of currency and exchange rate risk.
Line of Credit The Company has a $3.5 billion five year revolving syndicated line of credit facility ($3.5 Billion Revolving Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank, which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. The Company, Medtronic Luxco, and Medtronic, Inc. guarantee the obligations under the Amended and Restated Revolving Credit Agreement. At April 28, 2017 and April 29, 2016, no amounts were outstanding on the committed line of credit.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remained in compliance with at April 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Long-term debt consisted of the following:

		April 28, 2017		April 29, 2016
(in millions, except interest rates)	Maturity by Fiscal Year	Payable	Effective Interest Rate	Payable	Effective Interest Rate
6.000 percent ten-year 2008 CIFSA senior notes	2018	$—	1.41%	$1,150	1.41%
1.375 percent five-year 2013 senior notes	2018	—	1.41	1,000	1.41
1.500 percent three-year 2015 senior notes	2018	—	1.59	1,000	1.59
5.600 percent ten-year 2009 senior notes	2019	400	5.61	400	5.61
1.700 percent two-year 2017 senior notes	2019	1,000	1.74	—	—
4.450 percent ten-year 2010 senior notes	2020	766	4.47	766	4.47
2.500 percent five-year 2015 senior notes	2020	2,500	2.52	2,500	2.52
Floating rate five-year 2015 senior notes	2020	500	1.98	500	1.04
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	2.22	600	2.22
4.125 percent ten-year 2011 senior notes	2021	500	4.19	500	4.19
3.125 percent ten-year 2012 senior notes	2022	675	3.16	675	3.16
3.150 percent seven-year 2015 senior notes	2022	2,500	3.18	2,500	3.18
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	2.66	650	2.66
2.750 percent ten-year 2013 senior notes	2023	530	2.78	530	2.78
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	2.67	310	2.67
3.625 percent ten-year 2014 senior notes	2024	850	3.65	850	3.65
3.500 percent ten-year 2015 senior notes	2025	4,000	3.61	4,000	3.61
3.350 percent ten-year 2017 senior notes	2027	850	3.35	—	—
4.375 percent twenty-year 2015 senior notes	2035	2,382	4.44	2,382	4.44
6.550 percent thirty-year 2007 CIFSA senior notes	2038	374	3.75	374	3.75
6.500 percent thirty-year 2009 senior notes	2039	300	6.52	300	6.52
5.550 percent thirty-year 2010 senior notes	2040	500	5.56	500	5.56
4.500 percent thirty-year 2012 senior notes	2042	400	4.51	400	4.51
4.000 percent thirty-year 2013 senior notes	2043	325	4.12	325	4.12
4.625 percent thirty-year 2014 senior notes	2044	650	4.67	650	4.67
4.625 percent thirty-year 2015 senior notes	2045	4,150	4.62	4,000	4.64
Three-year term loan	2018	—	—	3,000	1.12
Interest rate swaps	2021-2022	40	—	89	—
Capital lease obligations	2019-2025	23	4.81	26	4.66
Bank borrowings	2019-2022	139	1.28	56	6.46
Debt premium, net	2019-2045	135	—	214	—
Deferred financing costs	2019-2045	(128)	—	(138)	—
Long-term debt		$25,921		$30,109
Senior Notes The Company had outstanding unsecured senior obligations, including those described as senior notes in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at April 28, 2017. The Company used the net proceeds from the sale of the Senior Notes primarily for general corporate purposes, which includes the repayment of other indebtedness of the Company.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In March 2017, Medtronic Luxco issued two tranches of Senior Notes with an aggregate face value of $1.850 billion (collectively, the 2017 Senior Notes). The first tranche consisted of $1.0 billion of 1.700 percent Senior Notes due 2019. The second tranche consisted of $850 million of 3.350 percent Senior Notes due 2027. Concurrent with the offering by Medtronic Luxco, Medtronic, Inc. issued $150 million in principal amount of its 4.625 percent Senior Notes due 2045 (the Reopening Notes). The Reopening Notes are a further issuance of, and form a single series with, the $4.0 billion principal amount of Medtronic, Inc.'s previously outstanding 4.625 percent Senior Notes due 2045. Interest on the 2017 Senior Notes and the Reopening Notes is payable semi-annually. The Company used the net proceeds from the sale of the 2017 Senior Notes and the Reopening Notes for general corporate purposes.
In April 2016, the Company completed a cash tender offer and redemption of $2.7 billion of senior notes for $3.0 billion of total consideration. We recognized a loss on debt extinguishment of $163 million, which included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense, net in the consolidated statements of income. In addition to the loss on debt extinguishment, we recognized $20 million of interest expense due to the acceleration of net losses on forward starting interest rate derivatives, which were terminated at the time of original debt issuances relating to the portion of debt extinguished in the tender offer.
At April 28, 2017 and April 29, 2016, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed-rate obligations, including the Company’s $500 million 4.125 percent 2011 Senior Notes and $675 million 3.125 percent 2012 Senior Notes. Refer to Note 9 for additional information regarding the interest rate swap agreements.
Term Loan On January 26, 2015, Medtronic, Inc. borrowed $3.0 billion for a term of three years under a senior unsecured term loan credit agreement (the “Term Loan Credit Agreement”), among Medtronic, Inc., Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. The Term Loan Credit Agreement was entered into to finance, in part, the cash component of the acquisition of Covidien and certain transaction expenses. Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic, Inc. under the Term Loan Credit Agreement.
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs, debt premium, net, and the fair value of outstanding interest rate swap agreements are as follows:

(in millions)
2018	$7,494
2019	1,403
2020	3,778
2021	1,127
2022	3,276
Thereafter	16,290
Total debt	33,368
Less: Current portion of debt	7,494
Long-term portion of debt	$25,874
Financial Instruments Not Measured at Fair Value
At April 28, 2017, the estimated fair value of the Company’s Senior Notes, including the current portion, was $30.4 billion compared to a principal value of $28.9 billion. At April 29, 2016 the estimated fair value was $29.8 billion compared to a principal value of $27.4 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
9. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $10.8 billion at both April 28, 2017 and April 29, 2016.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in other currencies. These derivatives are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets, liabilities, and cash flows. The gross notional amount of these contracts outstanding at April 28, 2017 and April 29, 2016 was $4.9 billion and $5.0 billion, respectively.
The amounts and classification of the gains in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for fiscal years 2017, 2016, and 2015 are as follows:

		Fiscal Year
(in millions)	Classification	2017	2016	2015
Currency exchange rate contracts	Other expense, net	$54	$33	$210
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
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during fiscal years 2017, 2016, or 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during fiscal years 2017, 2016, or 2015. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 28, 2017 and April 29, 2016 was $5.8 billion and $5.7 billion, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The amount of gross gains (losses), classification of the gains (losses) in the consolidated statements of income, and the accumulated other comprehensive (loss) income (AOCI) related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for fiscal years 2017, 2016, and 2015 were as follows:

	Fiscal Year 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$342	Other expense, net	$173
Total	$342		$173

	Fiscal Year 2016
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$(165)	Other expense, net	$405
		Cost of products sold	(37)
Total	$(165)		$368

	Fiscal Year 2015
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$707	Other expense, net	$221
		Cost of products sold	(65)
Total	$707		$156

Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that are determined to be ineffective are immediately recognized in interest expense, net.
No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in interest expense, net during fiscal years 2017, 2016, or 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness. At April 29, 2016, the Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 3.10 percent in anticipation of planned debt issuances. During fiscal year 2017, in connection with the issuance of the 2017 Senior Notes, these swaps were terminated. Upon termination, there was no material ineffectiveness on the contracts which were in a net liability position, resulting in a cash payment of $27 million. During fiscal year 2016, the Company terminated forward starting interest rate derivatives with a consolidated notional amount of $500 million, which were previously entered into in advance of a planned debt issuance that was no longer expected. Upon termination, these swaps were in a net liability position, resulting in a cash payment of $45 million.
For fiscal years 2017 and 2016, the reclassification of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net was not significant.
There were no unrealized gains or losses on outstanding forward starting interest rate swap derivative instruments at April 28, 2017, as compared to unrealized losses of $48 million at April 29, 2016. Unrealized losses on outstanding forward starting interest rate swap derivative instruments were recorded in other liabilities, with the offset recorded in accumulated other comprehensive loss in the consolidated balance sheets. For fiscal years 2017 and 2016, the Company recorded $363 million and $(164) million , respectively, of unrealized gains (losses) in accumulated other comprehensive loss.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

At April 28, 2017 and April 29, 2016, the Company had $37 million and $(90) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $73 million of after-tax net unrealized gains at April 28, 2017 will be reclassified into the consolidated statements of earnings over the next 12 months.
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
Changes in the fair value of the derivative instrument are recognized in interest expense, net, and are offset by changes in the fair value of the underlying debt instrument. The gains (losses) from terminated interest rate swap agreements are recognized in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction of (addition to) interest expense, net over the remaining life of the related debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
At April 28, 2017 and April 29, 2016, the Company had interest rate swaps in gross notional amounts of $1.2 billion designated as fair value hedges of underlying fixed-rate senior note obligations including the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021 and the $675 million 3.125 percent 2012 Senior Notes due 2022.
At April 28, 2017 and April 29, 2016, the market value of outstanding interest rate swap agreements was an unrealized gain of $41 million and $89 million, respectively, and the market value of the hedged items was an unrealized loss of $41 million and $89 million, respectively, which was recorded in other assets with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recorded as a result of these fair value hedges for fiscal years 2017, 2016, and 2015. In addition, the Company did not recognize any gains or losses during fiscal years 2017, 2016, or 2015 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 28, 2017 and April 29, 2016. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not and are further segregated by type of contract within those two categories.

	April 28, 2017
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$152	Other accrued expenses	$43
Interest rate contracts	Other assets	41	Other liabilities	—
Currency exchange rate contracts	Other assets	48	Other liabilities	14
Total derivatives designated as hedging instruments		$241		$57
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$16	Other accrued expenses	$36
Cross currency interest rate contracts	Other assets	5	Other liabilities	11
Total derivatives not designated as hedging instruments		$21		$47
Total derivatives		$262		$104

	April 29, 2016
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$123	Other accrued expenses	$89
Interest rate contracts	Other assets	89	Other liabilities	48
Currency exchange rate contracts	Other assets	9	Other liabilities	54
Total derivatives designated as hedging instruments		$221		$191
Derivatives not designated as hedging instruments
Commodity derivatives	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Currency exchange rate contracts	Prepaid expenses and other current assets	13	Other accrued expenses	23
Cross currency interest rate contracts	Other assets	14	Other liabilities	4
Total derivatives not designated as hedging instruments		$27		$28
Total derivatives		$248		$219

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 28, 2017		April 29, 2016
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$216	$46	$145	$103
Derivative liabilities	93	11	166	53

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

	April 28, 2017
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$216	$(58)	$(55)	$103
Interest rate contracts	41	(15)	(5)	21
Cross currency interest rate contracts	5	(2)	—	3
	$262	$(75)	$(60)	$127

Derivative liabilities:
Currency exchange rate contracts	$(93)	$73	$—	$(20)
Cross currency interest rate contracts	(11)	2	—	(9)
	(104)	75	—	(29)
Total	$158	$—	$(60)	$98

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	April 29, 2016
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$145	$(98)	$(1)	$46
Interest rate contracts	89	(20)	—	69
Cross currency interest rate contracts	14	—	—	14
	$248	$(118)	$(1)	$129

Derivative liabilities:
Currency exchange rate contracts	$(166)	$85	$26	$(55)
Interest rate contracts	(48)	34	—	(14)
Cross currency interest rate contracts	(4)	—	—	(4)
Commodity contracts	(1)	—	—	(1)
	(219)	119	26	(74)
Total	$29	$1	$25	$55
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
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. At April 28, 2017, the Company received net cash collateral of $60 million from its counterparties. At April 29, 2016, the Company posted net cash collateral of $25 million to its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets. The collateral posted was recorded in prepaid expenses and other current assets, with the offset recorded as a decrease in cash and cash equivalents on the consolidated balance sheets.
10. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	April 28, 2017	April 29, 2016
Finished goods	$2,211	$2,242
Work in-process	458	499
Raw materials	669	732
Total	$3,338	$3,473

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

11. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 28, 2017	April 29, 2016	Estimated Useful Lives (in years)
Land and land improvements	$186	$215	Up to 20
Buildings and leasehold improvements	2,175	2,394	Up to 40
Equipment	6,435	6,328	Generally 3-7, up to 15
Construction in progress	895	777	—
Subtotal	9,691	9,714
Less: Accumulated depreciation	(5,330)	(4,873)
Property, plant, and equipment, net	$4,361	$4,841
Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Depreciation expense of $937 million, $889 million, and $573 million was recognized in fiscal years 2017, 2016, and 2015, respectively. Upon retirement or disposal of property, plant, and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds, is recognized in earnings.
12. Warranty Obligations
The following table presents the changes in the Company’s product warranty obligations:

(in millions)	Warranty Obligation
April 24, 2015	$135
Warranty claims provision	64
Settlements	(91)
April 29, 2016	$108
Warranty claims provision	61
Settlements	(68)
April 28, 2017	$101
13. Shareholders’ Equity
Share Capital
Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares
The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. As of April 28, 2017, no Euro Deferred Shares were issued or outstanding.
Preferred Shares
The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. As of April 28, 2017, no Preferred Shares were issued or outstanding.
A Preferred Shares
The Company issued 624 A Preferred Shares, par value $1.00, each to three of its advisors in connection with the transaction agreement associated with the Covidien acquisition dated June 15, 2014, for a total of 1,872 A Preferred Shares outstanding with an aggregate consideration of $75 thousand. The holders of A Preferred Shares are entitled to payment of dividends prior to any other class of shares in the Company equal to twice the dividend to be paid per Company ordinary share. On a return of assets,

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

whether on liquidation or otherwise, the A Preferred Shares are entitled to repayment of the capital paid up thereon in priority to any repayment of capital to the holders of any other shares and the holders of the A Preferred Shares shall not be entitled to any further participation in the assets or profits of the Company. The holders of the A Preferred Shares are not entitled to receive notice of, nor to attend, speak, or vote at any general meeting of the Company.
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

Ordinary Share Repurchase Program
Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2017 and 2016, the Company repurchased approximately 43 million and 38 million shares, respectively, at an average price of $83.03 and $74.92, respectively. In June 2015, the Company's Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of the Company's ordinary shares. As of April 28, 2017, the Company had used 51 million of the 80 million shares authorized under the repurchase program, leaving approximately 29 million shares available for future repurchases. In June 2017, the Company’s Board of Directors replaced the existing June 2015 authorization to redeem up to an aggregate number of ordinary shares with an authorization to expend up to an aggregate amount of $5 billion beginning June 26, 2017 to redeem the Company’s ordinary shares. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are canceled.
14. Stock Purchase and Award Plans
The Medtronic, Inc. 2013 Stock Award and Incentive Plan was originally approved by the Company's shareholders in August 2013. In January 2015, the Company's Board of Directors approved an amendment to and assumption of the existing Medtronic, Inc. 2013 Stock Award and Incentive Plan, which created the new Medtronic plc 2013 Stock Award and Incentive Plan (2013 Plan). In fiscal year 2017, the Company granted stock awards under the 2013 Plan. The 2013 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 28, 2017, there were approximately 21 million shares available for future grants under the 2013 Plan.
Share Options Options are granted at the exercise price, which is equal to the closing price of the Company’s ordinary share on the grant date. The majority of the Company’s options are non-qualified options with a 10-year life and a 4-year ratable vesting term. In fiscal year 2017, the Company granted share options under the 2013 Plan. The Company also grants shares of performance-based share options that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives.
Restricted Stock Restricted stock awards and restricted stock units (collectively referred to as restricted stock) are granted to officers and key employees. At April 28, 2017, the Company does not have any outstanding restricted stock awards. The Company grants restricted stock units that typically cliff vest after four years. The expense recognized for restricted stock units is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. Restricted stock units are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company also grants shares of performance-based restricted stock units that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives.
Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. In fiscal year 2017, the Company granted restricted stock units under the 2013 Plan. At April 28, 2017, all restricted stock outstanding were restricted stock units.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Employees may contribute between 2 percent and 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of newly issued ordinary shares of the Company at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $68.68 per share in fiscal year 2017. At April 28, 2017, plan participants had approximately $11 million withheld to purchase the Company's ordinary shares at 85 percent of its market value on June 30, 2017, the last trading day before the end of the calendar quarter purchase period. At April 28, 2017, approximately 18 million ordinary shares were available for future purchase under the ESPP.
Stock Option Valuation Assumptions The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options at the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2017	2016	2015
Weighted average fair value of options granted	$14.70	$13.72	$25.39
Assumptions used:
Expected life (years)(1)	6.18	5.94	4.24
Risk-free interest rate(2)	1.26%	1.79%	0.99%
Volatility(3)	21.07%	21.00%	21.29%
Dividend yield(4)	1.97%	1.96%	1.66%

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
Stock-Based Compensation Expense Pursuant to the transaction agreement associated with the Covidien acquisition dated June 15, 2014, outstanding stock option awards held by Covidien employees upon transaction close were converted into options to acquire the Company's ordinary shares in a manner designed to preserve the intrinsic value of such awards. In addition, unvested restricted stock units granted on or after June 15, 2014 which were held by Covidien employees upon close of the Covidien acquisition were converted into restricted stock units of the Company in a manner designed to preserve the intrinsic value of such awards. The modifications made to the restricted stock units granted on or after June 15, 2014 and all outstanding share options pursuant to the transaction agreement that converted such awards constituted modifications under the authoritative guidance for accounting for stock compensation. This guidance requires the Company to revalue the award upon the transaction close and allocate the revised fair value between consideration paid and continuing expense based on the ratio of service performed through the transaction date over the total service period of the award. The revised fair value allocated to post-combination services resulted in incremental expense which is recognized over the remaining service period of the award. The Company recognized $23 million and $58 million of incremental expense related to these modifications during fiscal year 2017 and 2016, respectively, within acquisition-related items in the consolidated statements of income. Except for the conversion of share options and restricted stock units discussed herein, the material terms of these awards remained unchanged.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and ESPP shares recognized for fiscal years 2017, 2016, and 2015:

	Fiscal Year
(in millions)	2017	2016	2015
Stock options	$157	$206	$140
Restricted stock	169	148	284
Employees stock purchase plan	22	21	15
Total stock-based compensation expense	$348	$375	$439

Cost of products sold	$49	$50	$23
Research and development expense	41	37	29
Selling, general, and administrative expense	233	212	128
Restructuring charges	2	18	70
Acquisition-related items	23	58	189
Total stock-based compensation expense	348	375	439
Income tax benefits	(98)	(108)	(138)
Total stock-based compensation expense, net of tax	$250	$267	$301
Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal year 2017:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 29, 2016	52,970	$57.09
Granted	4,061	87.35
Exercised	(9,488)	40.56
Expired/Forfeited	(2,349)	73.90
Outstanding at April 28, 2017	45,194	62.41	6.30	$952
Vested and expected to vest at April 28, 2017	22,929	75.32	7.89	194
Exercisable at April 28, 2017	19,138	44.71	4.14	735
The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised and the related tax benefit during fiscal years 2017, 2016, and 2015:

	Fiscal Year
(in millions)	2017	2016	2015
Cash proceeds from options exercised	$367	$452	$609
Intrinsic value of options exercised	403	374	329
Tax benefit related to options exercised	140	131	106
Unrecognized compensation expense related to outstanding stock options at April 28, 2017 was $178 million and is expected to be recognized over a weighted average period of 1.6 years.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Restricted Stock The following table summarizes restricted stock activity, including activity from restricted stock assumed or issued as a result of acquisitions, during fiscal year 2017:

	Awards (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 29, 2016	8,820	$64.33
Granted	3,198	85.07
Vested	(2,727)	48.17
Forfeited	(503)	71.32
Nonvested at April 28, 2017	8,788	$76.49
The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2017, 2016, and 2015:

	Fiscal Year
(in millions, except per share data)	2017	2016	2015
Weighted-average grant-date fair value per restricted stock	$85.07	$77.68	$69.30
Fair value of restricted stock vested	131	276	174
Tax benefit related to restricted stock vested	76	76	50
Unrecognized compensation expense related to restricted stock as of April 28, 2017 was $334 million and is expected to be recognized over a weighted average period of 2.5 years.
15. Income Taxes
The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before provision for income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2017	2016	2015
U.S.	$(234)	$333	$639
International	4,836	4,003	2,847
Income before provision for income taxes	$4,602	$4,336	$3,486
The provision for income taxes consists of the following:

	Fiscal Year
(in millions)	2017	2016	2015
Current tax expense:
U.S.	$614	$440	$1,128
International	840	835	502
Total current tax expense	1,454	1,275	1,630
Deferred tax (benefit) expense:
U.S.	(399)	(67)	(705)
International	(477)	(410)	(114)
Net deferred tax benefit	(876)	(477)	(819)
Total provision for income taxes	$578	$798	$811

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Deferred taxes arise because of the different treatment of transactions under U.S. GAAP and income tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that may be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the consolidated statements of income. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of income. Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 28, 2017	April 29, 2016
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$6,800	$7,568
Other accrued liabilities	658	619
Accrued compensation	427	358
Pension and post-retirement benefits	456	530
Stock-based compensation	278	316
Other	308	341
Inventory	277	225
Federal and state benefit on uncertain tax positions	191	308
Unrealized loss on available-for-sale securities and derivative financial instruments	—	107
Gross deferred tax assets	9,395	10,372
Valuation allowance	(6,311)	(7,032)
Total deferred tax assets	3,084	3,340
Deferred tax liabilities:
Intangible assets	(4,943)	(5,173)
Basis impairment	—	(230)
Realized loss on derivative financial instruments	(112)	(112)
Other	(74)	(179)
Accumulated depreciation	(149)	(189)
Unrealized gain on available-for-sale securities and derivative financial instruments	(18)	—
Outside basis difference of subsidiaries	(112)	—
Total deferred tax liabilities	(5,408)	(5,883)
Prepaid income taxes	475	365
Income tax receivables	218	529
Tax liabilities, net	$(1,631)	$(1,649)
Reported as (after valuation allowance and jurisdictional netting):
Prepaid expenses and other current assets	$545	$697
Tax assets	1,509	1,383
Deferred tax liabilities	(2,978)	(3,729)
Noncurrent liabilities held for sale	(707)	—
Tax liabilities, net	$(1,631)	$(1,649)
At April 28, 2017, the Company had approximately $24.9 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $22.0 billion have no expiration, and the remaining $2.9 billion will expire during fiscal 2018 through 2037. Included in these net operating loss carryforwards are $17.6 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses, as management does

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S. net operating loss carryforwards of $7.3 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 28, 2017, the Company had $1.0 billion of U.S. federal net operating loss carryforwards, which will expire during fiscal year 2018 through fiscal year 2036. For U.S. state purposes, the Company had $690 million of net operating loss carryforwards at April 28, 2017, which will expire during fiscal year 2018 through fiscal year 2037.
At April 28, 2017, the Company also had $392 million of tax credits available to reduce future income taxes payable, of which $75 million have no expiration, and the remaining credits expire during fiscal year 2018 through fiscal year 2037.
The Company has established valuation allowances of $6.3 billion and $7.0 billion at April 28, 2017 and April 29, 2016, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets and primarily comprised of tax loss and credit carryforwards in various jurisdictions. The decrease in the valuation allowance during fiscal year 2017 is primarily driven by carryover attribute utilization and expiration, as well as the effects of currency fluctuations. These valuation allowances would result in a reduction to the provision for income taxes in the consolidated statements of income if they are ultimately not required.
At April 28, 2017, the Company had certain potential non-U.S. tax attributes that had not been recorded in the consolidated financial statements, including $12.0 billion of non-U.S. special deductions with an indefinite carryforward period. The Company has treated these amounts as special deductions for financial statement purposes since utilization is contingent upon the annual performance of certain economic factors. The Company expects to recognize a small portion of the special deduction annually based on meeting the defined economic factors. The Company continues to analyze whether the utilization of such benefits may be accelerated.
The Company’s effective income tax rate from continuing operations varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	1.0	0.9	0.8
Research and development credit	(0.9)	(1.2)	(0.7)
Domestic production activities	(0.4)	(0.3)	(0.4)
International	(27.1)	(23.4)	(24.3)
Puerto Rico Excise Tax	(1.5)	(1.6)	(1.7)
Impact of adjustments(1)	5.7	11.4	13.3
Valuation allowance release	(1.0)	(0.9)	—
Other, net	1.8	(1.5)	1.3
Effective tax rate	12.6%	18.4%	23.3%

(1)
Adjustments include the impact of inventory step-up, impact of product technology upgrade commitment, special charge (gain), net, restructuring charges, net, certain litigation charges, acquisition-related items, amortization of intangible assets, loss on previously held forward starting interest rate swaps, debt tender premium, impact of acquisition on interest expense, and certain tax adjustments, net.

During fiscal year 2017, the Company recognized certain tax adjustments of $202 million, including the following:

•
A charge of $404 million associated with the IRS resolution for the Ardian, CoreValve, Inc., Ablation Frontiers, Inc., PEAK Surgical, Inc. and Salient Surgical Technologies, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006.

•
A net charge of $125 million associated with the expected divestiture of a portion of our Patient Monitoring & Recovery division to Cardinal Health. The net charge primarily relates to the tax effect from the recognition of the outside basis difference of certain subsidiaries, which are included in the expected divestiture.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

•
A charge of $86 million associated with the IRS’s disallowance of the utilization of certain net operating losses, along with the recognition of a valuation allowance against the net operating loss deferred tax asset, which were recognized during the year.

•	A charge of $18 million as a result of the redemption of an intercompany minority interest during the year.

•
A benefit of $431 million as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS.

The $202 million of net certain tax adjustments were recognized in provision for income taxes in the consolidated statements of income for fiscal year 2017.
During fiscal year 2016 the Company recognized certain tax adjustments of $417 million, which included the following:

•
A charge of $442 million primarily related to the U.S. income tax expense resulting from the Company's completion of an internal reorganization of the ownership of certain legacy Covidien businesses that reduced the cash and investments held by its U.S.-controlled non-U.S. subsidiaries (the Internal Reorganization). As a result of the Internal Reorganization, approximately $9.7 billion of cash, cash equivalents and investments in marketable debt and equity securities previously held by U.S.-controlled non-U.S. subsidiaries became available for general corporate purposes.

•	A $25 million tax benefit associated with the disposition of a wholly owned U.S. subsidiary.
The $417 million of net certain tax adjustments were recorded in the provision for income taxes in the consolidated statements of income for fiscal year 2016.
During fiscal year 2015, the Company recognized certain tax adjustments of $349 million, which included the following:

•	A charge of $329 million related to the resolution of the Kyphon Inc. (Kyphon) acquisition-related issues with the U.S. Internal Revenue Service (IRS).

•	A charge of $20 million related to a taxable gain associated with the Covidien acquisition.
The $349 million of certain tax adjustments were recognized in provision for income taxes in the consolidated statements of income for fiscal year 2015.
No deferred taxes have been provided for any portion of the approximately $31.8 billion and $29.0 billion of undistributed earnings of the Company’s subsidiaries at April 28, 2017 and April 29, 2016, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. During fiscal year 2017, the Company removed its permanently reinvested assertion on $200 million of undistributed earnings of certain subsidiaries in anticipation of the divestiture of a portion of its Patient Monitoring & Recovery division to Cardinal Health. Due to the number of legal entities and jurisdictions involved and the complexity of the legal entity structure of the Company, the complexity of the tax laws in the relevant jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.
Currently, the Company’s operations in Puerto Rico, Switzerland, Singapore, Dominican Republic, Costa Rica, and Israel have various tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings by $475 million, $474 million, and $414 million in fiscal years 2017, 2016, and 2015, respectively, and earnings per diluted share by $0.34, $0.33, and $0.37 in fiscal years 2017, 2016, and 2015, respectively. Unless these grants are extended, they will expire between fiscal years 2018 and 2029. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $1.9 billion, $2.7 billion, and $2.9 billion of gross unrecognized tax benefits at April 28, 2017, April 29, 2016, and April 24, 2015, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2017, 2016, and 2015 is as follows:

	Fiscal Year
(in millions)	2017	2016	2015
Gross unrecognized tax benefits at beginning of fiscal year	$2,703	$2,860	$1,172
Gross increases:
Prior year tax positions	147	36	331
Current year tax positions	75	202	231
Acquisitions	4	—	1,199
Gross decreases:
Prior year tax positions	(538)	(116)	(40)
Settlements	(467)	(275)	(33)
Statute of limitation lapses	(28)	(4)	—
Gross unrecognized tax benefits at end of fiscal year	1,896	2,703	2,860
Cash advance paid in connection with proposed settlements	—	(384)	(378)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$1,896	$2,319	$2,482
If all of the Company’s unrecognized tax benefits at April 28, 2017, April 29, 2016, and April 24, 2015 were recognized, $1.8 billion, $2.1 billion, and $2.2 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits of $1.9 billion as a long-term liability. The Company estimates that within the next 12 months, it is reasonably possible that its uncertain tax positions, excluding interest, could decrease by as much as $225 million, net as a result of the resolution of tax matters with the IRS and other taxing authorities as well as statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in provision for income taxes in the consolidated statements of income and records the liability in the current or long-term accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $360 million, $609 million, and $656 million of accrued gross interest and penalties at April 28, 2017, April 29, 2016, and April 24, 2015, respectively. During the fiscal years ended April 28, 2017, April 29, 2016, and April 24, 2015, the Company recognized gross interest (income) expense of approximately $(208) million, $80 million, and $142 million, respectively, in provision for income taxes in the consolidated statements of income.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	1997
Brazil	2012
Canada	2008
China	2009
Costa Rica	2013
Dominican Republic	2013
France	2011
Germany	2010
India	2001
Ireland	2011
Israel	2010
Italy	2005
Japan	2010
Luxembourg	2012
Mexico	2005
Puerto Rico	2009
Singapore	2011
Switzerland	2011
United Kingdom	2014
See Note 20 for additional information regarding the status of current tax audits and proceedings.
16. Earnings Per Share
Earnings per share is calculated using the two-class method, as the Company's A Preferred Shares are considered participating securities. Accordingly, earnings are allocated to both ordinary shares and participating securities in determining earnings per ordinary share. Due to the limited number of A Preferred Shares outstanding, this allocation had no effect on the ordinary earnings per share; therefore, it is not presented below. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding. Diluted earnings per share is computed based on the weighted number of ordinary shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive ordinary shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive ordinary shares. Potentially dilutive ordinary shares include stock options and other stock-based awards granted under the stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2017	2016	2015
Numerator:
Net income attributable to ordinary shareholders	$4,028	$3,538	$2,675
Denominator:
Basic – weighted average shares outstanding	1,378.9	1,409.6	1,095.5
Effect of dilutive securities:
Employee stock options	9.0	12.2	9.1
Employee restricted stock units	3.4	4.0	4.3
Other	0.1	0.1	0.1
Diluted – weighted average shares outstanding	1,391.4	1,425.9	1,109.0

Basic earnings per share	$2.92	$2.51	$2.44
Diluted earnings per share	$2.89	$2.48	$2.41
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 7 million, 4 million, and 2 million ordinary shares in fiscal years 2017, 2016, and 2015, respectively, because their effect would be anti-dilutive on the Company’s earnings per share.
17. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The expense related to these plans was $602 million, $584 million, and $433 million in fiscal years 2017, 2016, and 2015, respectively.
In the U.S., the Company maintains a qualified pension plan designed to provide guaranteed minimum retirement benefits to all eligible U.S. employees. Pension coverage for non-U.S. employees is provided, to the extent deemed appropriate, through separate plans. In addition, U.S. and Puerto Rico employees are also eligible to receive specified Company-paid health care and life insurance benefits through the Company’s post-retirement benefits. In addition to the benefits provided under the qualified pension plan, retirement benefits associated with wages in excess of the IRS allowable limits are provided to certain employees under a non-qualified plan.
At April 28, 2017 and April 29, 2016, the net underfunded status of the Company’s benefit plans was $1.3 billion and $1.4 billion, respectively. The $1.3 billion underfunded status at April 28, 2017 included $12 million of liabilities classified as held for sale. The liabilities classified as held for sale consisted of $9 million related to pension benefits and $3 million related to post-retirement benefits.
During fiscal year 2017, the Company offered certain eligible U.S. employees voluntary early retirement packages. The acceptance of this offer by eligible U.S. employees caused incremental expenses of $73 million to be recognized during fiscal year 2017. Of this amount, $60 million related to U.S. pension benefits, $7 million related to U.S. post-retirement benefits, $4 million related to defined contribution plans, and $2 million related to cash payments and administrative fees.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2017	2016	2017	2016
Accumulated benefit obligation at end of year:	$2,879	$2,757	$1,518	$1,367
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,048	$2,956	$1,535	$1,647
Service cost	117	120	70	81
Interest cost	109	122	26	31
Employee contributions	—	—	15	16
Plan curtailments and settlements	—	(28)	6	(133)
Actuarial (gain) loss	(22)	(42)	182	(103)
Benefits paid	(80)	(80)	(43)	(49)
Special termination benefits	60	—	—	—
Currency exchange rate changes and other	—	—	(57)	45
Projected benefit obligation at end of year	$3,232	$3,048	$1,734	$1,535
Change in plan assets:
Fair value of plan assets at beginning of year	$2,138	$2,204	$1,113	$1,189
Actual return on plan assets	238	(70)	109	(44)
Employer contributions	183	112	76	93
Employee contributions	—	—	15	16
Plan settlements	—	(28)	(1)	(118)
Benefits paid	(80)	(80)	(43)	(49)
Currency exchange rate changes and other	—	—	(34)	26
Fair value of plan assets at end of year	$2,479	$2,138	$1,235	$1,113
Funded status at end of year:
Fair value of plan assets	$2,479	$2,138	$1,235	$1,113
Benefit obligations	3,232	3,048	1,734	1,535
Underfunded status of the plans	(753)	(910)	(499)	(422)
Recognized liability	$(753)	$(910)	$(499)	$(422)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$—	$—	$5	$20
Current liabilities	(13)	(12)	(7)	(8)
Non-current liabilities	(740)	(898)	(497)	(434)
Recognized liability	$(753)	$(910)	$(499)	$(422)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost (benefit)	$3	$4	$(6)	$(14)
Net actuarial loss	1,212	1,361	450	359
Ending balance	$1,215	$1,365	$444	$345

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 28, 2017 and April 29, 2016. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2017	2016
Accumulated benefit obligation	$4,188	$3,922
Projected benefit obligation	4,677	4,333
Plan assets at fair value	3,454	2,981
Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2017	2016
Projected benefit obligation	$4,903	$4,362
Plan assets at fair value	3,646	3,009
The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$117	$120	$104	$70	$81	$60
Interest cost	109	122	105	26	31	33
Expected return on plan assets	(195)	(180)	(160)	(48)	(48)	(41)
Amortization of prior service cost	1	—	—	(1)	—	—
Amortization of net actuarial loss	88	98	65	17	20	12
Settlement gain	—	(1)	—	—	(10)	—
Special termination benefits	60	—	—	—	—	—
Net periodic benefit cost	$180	$159	$114	$64	$74	$64
The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive loss for fiscal year 2017 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial (gain) loss	$(61)	$121
Amortization of prior service cost	(1)	1
Amortization of net actuarial loss	(88)	(17)
Prior service cost	—	8
Effect of exchange rates	—	(13)
Total (gain) loss recognized in accumulated other comprehensive loss	$(150)	$100
Total loss recognized in net periodic benefit cost and accumulated other comprehensive loss	$30	$164
The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, before tax, in fiscal year 2018 for U.S. and non-U.S. pension benefits is expected to be $83 million and $17 million, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2017	2016	2015	2017	2016	2015
Critical assumptions – projected benefit obligation:
Discount rate	3.70% - 4.30%	3.60% - 4.30%	4.20%	0.45% - 11.40%	0.25% - 10.20%	1.88%
Rate of compensation increase	3.90%	3.90%	3.90%	2.89%	2.83%	2.92%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	3.55% - 4.30%	4.20% - 4.80%	4.75%	0.25% - 10.20%	0.80% - 9.00%	3.32%
Discount rate – service cost	3.60% - 4.45%	4.20% - 4.80%	4.75%	0.05% - 10.20%	0.80% - 9.00%	3.32%
Discount rate – interest cost	2.90% - 3.80%	4.20% - 4.80%	4.75%	0.30% - 10.20%	0.80% - 9.00%	3.32%
Expected return on plan assets	8.20%	8.20%	8.25%	4.45%	4.35%	4.77%
Rate of compensation increase	3.90%	3.90%	3.90%	2.83%	2.92%	2.80%
The Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic postretirement benefit cost for the Company’s pension and other postretirement benefit plans, effective April 30, 2016. Previously, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated postretirement benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The current yield curves represent high quality, long-term fixed income instruments. The change does not affect the measurement of the Company’s pension obligation or accumulated postretirement benefit obligation. The Company accounted for this change prospectively as a change in accounting estimate.
The expected long-term rate of return on plan assets assumptions are determined using a building block approach, considering historical averages and real returns of each asset class. In certain countries, where historical returns are not meaningful, consideration is given to local market expectations of long-term returns.
Retirement Benefit Plan Investment Strategy The Company sponsors trusts that hold the assets for U.S. pension plans and other U.S. post-retirement benefit plans, primarily retiree medical benefits. For investment purposes, the legacy Medtronic U.S. pension and other U.S. post-retirement benefit plans are managed in an identical way, as their objectives are similar.
The Company has a Qualified Plan Committee (the Plan Committee) that sets investment guidelines for U.S. pension plans and other U.S. post-retirement benefit plans with the assistance of external consultants. These guidelines are established based on market conditions, risk tolerance, funding requirements, and expected benefit payments. The Plan Committee also oversees the investment allocation process, selects the investment managers, and monitors asset performance. As pension liabilities are long-term in nature, the Company employs a long-term total return approach to maximize the long-term rate of return on plan assets for a prudent level of risk. An annual analysis on the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption.
The investment portfolios contain a diversified allocation of investment categories, including equities, fixed income securities, hedge funds, and private equity. Securities are also diversified in terms of domestic and international, short- and long-term, growth and value styles, large cap and small cap stocks, active and passive management, and derivative-based styles.
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 28, 2017 for the plans are 37% equity securities, 29% debt securities, and 34% other.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The plans did not hold any investments in the Company’s ordinary shares at April 28, 2017 or April 29, 2016.
The Company’s U.S. plans target asset allocations at April 28, 2017, compared to the U.S. plans actual asset allocations at April 28, 2017 and April 29, 2016 by asset category, are as follows:

U.S. Plans
	Target Allocation	Actual Allocation
	April 28, 2017	April 28, 2017	April 29, 2016
Asset Category:
Equity securities	40%	45%	43%
Debt securities	36	37	35
Other	24	18	22
Total	100%	100%	100%
Retirement Benefit Plan Asset Fair Values The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value:
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
Equity commingled trusts: Comprised of investments in equity securities held in pooled investment vehicles. The valuations of equity commingled trusts are based on the respective net asset values which are determined by the fund daily at market close. The net asset values are calculated based on the valuation of the underlying assets which are determined using observable inputs. The net asset values are not publicly reported and funds are valued at the net asset value practical expedient.
Fixed income commingled trusts: Comprised of investments in fixed income securities held in pooled investment vehicles. The valuations of fixed income commingled trusts are based on the respective net asset values which are determined by the fund daily at market close. The net asset values are calculated based on the valuation of the underlying assets which are determined using observable inputs. The net asset values are not publicly reported and funds are valued at the net asset value practical expedient.
Partnership units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments may be redeemed monthly with notice periods ranging from 45 to 95 days. At April 28, 2017, there is one absolute return strategy fund totaling $2 million that is in the process of liquidation. The Company expects to receive the proceeds over the next year. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments at April 28, 2017 is $158 million, and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. At April 28, 2017, there is one real estate investment totaling $1 million that is in the process of liquidation. The Company expects to receive the proceeds over the next year. Other valuation procedures are utilized to arrive at fair value if a quoted market price is not available for a partnership investment.
Registered investment companies: Valued at net asset values which are not publicly reported. The net asset values are calculated based on the valuation of the underlying assets. The underlying assets are valued at the quoted market prices of shares held by the plan at year-end in the active market on which the individual securities are traded.
Insurance contracts: Comprised of investments in collective (group) insurance contracts, consisting of individual insurance policies. The policyholder is the employer and each member is the owner/beneficiary of their individual insurance policy. These policies are a part of the insurance company’s general portfolio and participate in the insurer’s profit-sharing policy on an excess yield basis.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2017 or 2016.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. See Note 1 for discussion of the fair value measurement terms of Levels 1, 2, and 3. In accordance with authoritative guidance adopted in fiscal year 2017, certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 28, 2017 and April 29, 2016. The revised presentation has been applied retrospectively and fiscal year 2016 values have been reclassified to conform to classifications used in the current year.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 28, 2017	Level 1	Level 2	Level 3
Short-term investments	$168	$168	$—	$—	$—
U.S. government securities	167	138	29	—	—
Corporate debt securities	250	—	250	—	—
Equity commingled trusts	1,127	—	—	—	1,127
Fixed income commingled trusts	299	—	—	—	299
Partnership units	468	—	—	468	—
	$2,479	$306	$279	$468	$1,426

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 29, 2016	Level 1	Level 2	Level 3
Short-term investments	$127	$127	$—	$—	$—
U.S. government securities	146	137	9	—	—
Corporate debt securities	216	—	216	—	—
Equity commingled trusts	956	—	—	—	956
Fixed income commingled trusts	231	—	—	—	231
Partnership units	462	—	—	462	—
	$2,138	$264	$225	$462	$1,187

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Partnership Units
April 29, 2016	$462	$462
Total realized gains included in income	25	25
Total unrealized gains included in accumulated other comprehensive (loss) income	28	28
Purchases and sales, net	(47)	(47)
April 28, 2017	$468	$468

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Partnership Units
April 24, 2015	$473	$1	$472
Total realized gains included in income	10	—	10
Total unrealized losses included in accumulated other comprehensive (loss) income	(144)	(1)	(143)
Purchases and sales, net	123	—	123
April 29, 2016	$462	$—	$462
Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 28, 2017	Level 1	Level 2	Level 3
Registered investment companies	$1,191	$—	$—	$—	$1,191
Insurance contracts	44	—	—	44	—
	$1,235	$—	$—	$44	$1,191

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 29, 2016	Level 1	Level 2	Level 3
Registered investment companies	$1,037	$—	$—	$—	$1,037
Insurance contracts	76	—	—	76	—
	$1,113	$—	$—	$76	$1,037

The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Insurance Contracts
April 29, 2016	$76	$76
Total unrealized gains included in accumulated other comprehensive (loss) income	2	2
Purchases and sales, net	(31)	(31)
Currency exchange rate changes	(3)	(3)
April 28, 2017	$44	$44

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
April 24, 2015	$76	$60	$16
Purchases and sales, net	(2)	14	(16)
Currency exchange rate changes	2	2	—
April 29, 2016	$76	$76	$—
Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2017, the Company made discretionary contributions of approximately $183 million to the U.S. pension plan. Internationally, the Company contributed approximately $76 million for pension benefits during fiscal year 2017. The Company anticipates that it will make contributions of $302 million to its pension benefits in fiscal year 2018. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2018 contributions will be discretionary. The Company believes that, along with pension

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

assets, the returns on invested pension assets, and Company contributions, the Company will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Fiscal Year	Gross Payments	Gross Payments
2018	$101	$44
2019	110	42
2020	121	43
2021	131	46
2022	143	50
2023 – 2027	901	298
Total	$1,507	$523
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was $11 million, $12 million, and $14 million in fiscal years 2017, 2016, and 2015, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $323 million and $369 million at April 28, 2017 and April 29, 2016, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $289 million and $269 million at April 28, 2017 and April 29, 2016, respectively. The decrease in the Company's projected benefit obligation during fiscal year 2017 was due to the U.S. post-retirement benefit plan being frozen, effective January 1, 2018. The activity during fiscal year 2016 related to the change in projected benefit obligation was not material. The activity during fiscal years 2017 and 2016 related to the change in fair value of plan assets was not material.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance. Expense recognized under these plans was $347 million, $269 million, and $188 million in fiscal years 2017, 2016, and 2015, respectively.
Effective May 1, 2005, the Company froze participation in the original defined benefit pension plan in the U.S. and implemented two new plans: an additional defined benefit pension plan, the Personal Pension Account (PPA), and a new defined contribution plan, the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 but before January 1, 2016 had the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $58 million, $58 million, and $53 million in fiscal years 2017, 2016, and 2015, respectively.
Effective January 1, 2016, the Company froze participation in the existing defined benefit (PPA) and contribution (PIA) pension plans in the U.S. and implemented a new form of benefit under the existing defined contribution plan for legacy Covidien employees and employees in the U.S. hired on or after January 1, 2016. Participants in the Medtronic Core Contribution (MCC) also receive an annual allocation of their salary and bonus and are allowed to determine how to invest their funds among identified fund alternatives. The defined contribution cost associated with the MCC was approximately $45 million and $12 million in fiscal years 2017 and 2016, respectively.
18. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment under capital and operating leases. A substantial number of these leases contain options that allow the Company to renew at the fair rental value on the date of renewal.

Future minimum payments under capitalized leases and non-cancelable operating leases at April 28, 2017 are:

(in millions) Fiscal Year	Capitalized Leases	Operating Leases
2018	$6	$215
2019	4	158
2020	4	110
2021	3	70
2022	3	41
Thereafter	8	52
Total minimum lease payments	$28	$646
Less amounts representing interest	(5)	N/A
Present value of net minimum lease payments	$23	N/A
Rent expense for all operating leases was $294 million, $269 million, and $195 million in fiscal years 2017, 2016, and 2015, respectively. The increase in fiscal year 2016 rent expense is primarily related to the Covidien acquisition.
19. Accumulated Other Comprehensive (Loss) Income
The following table provides changes in AOCI, net of tax and by component.

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2015	$14	$(277)	$(1,131)	$210	$(1,184)
Other comprehensive (loss) income before reclassifications	(107)	(197)	(141)	(94)	(539)
Reclassifications	(14)	—	75	(206)	(145)
Other comprehensive (loss) income	(121)	(197)	(66)	(300)	(684)
April 29, 2016	$(107)	$(474)	$(1,197)	$(90)	$(1,868)
Other comprehensive (loss) income before reclassifications	52	(978)	(17)	233	(710)
Reclassifications	(14)	—	85	(106)	(35)
Other comprehensive (loss) income	38	(978)	68	127	(745)
April 28, 2017	$(69)	$(1,452)	$(1,129)	$37	$(2,613)
The income tax on gains and losses on available-for-sale securities in other comprehensive income before reclassifications during fiscal years 2017, 2016, and 2015 was an expense of $41 million, a benefit of $94 million, and an expense of $60 million, respectively. During fiscal years 2017, 2016, and 2015, realized gains and losses on available-for-sale securities reclassified from AOCI were reduced by income taxes of $8 million in fiscal years 2017 and 2016 and $49 million in fiscal year 2015. When realized, gains and losses on available-for-sale securities reclassified from AOCI are recognized within other expense, net. Refer to Note 6 for additional information.
Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.
The net change in retirement obligations in other comprehensive income includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2017, 2016, and 2015 was an expense of $41 million, a benefit of $85 million, and a benefit of $198 million, respectively. During fiscal years 2017, 2016, and 2015, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $23 million, $39 million, and $25 million, respectively. Refer to Note 17 for additional information.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The income tax on unrealized gains and losses on derivative financial instruments in other comprehensive income before reclassifications during fiscal years 2017, 2016, and 2015 was an expense of $130 million, a benefit of $51 million, and an expense of $199 million, respectively. During fiscal years 2017, 2016, and 2015, gains and losses on derivative financial instruments reclassified from AOCI were reduced by income taxes of $61 million, $121 million, and $53 million, respectively. When realized, cash flow hedge gains and losses reclassified from AOCI are recognized within other expense, net or cost of products sold, and forward starting interest rate derivative financial instrument gains and losses reclassified from AOCI are recognized within interest expense, net. Note 9 for additional information.
20. Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations in the United States and around the world, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company's standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues or limit the Company's ability to conduct business in the applicable jurisdictions. The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At April 28, 2017 and April 29, 2016, accrued certain litigation charges were approximately $1.1 billion and $1.0 billion, respectively. The ultimate cost to the Company with respect to accrued certain litigation charges could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows. The Company includes accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets.
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
Product Liability Matters
Sprint Fidelis
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to the Company's Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs' claim for punitive damages. Pretrial proceedings are underway. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
INFUSE Litigation
The Company estimated law firms representing approximately 6,000 claimants asserted or intended to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of June 1, 2017, the Company has reached agreements to settle substantially all of these claims, resolving this litigation. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic, Inc. violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. In September of 2015 the Court granted Medtronic’s motion to dismiss the primary allegations, including the RICO claims, in Humana’s complaint. In April of 2016, the Court denied Humana’s motion to file an amended complaint. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of June 1, 2017, the Company has reached agreements to settle approximately 12,300 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets as discussed above.
Patent Litigation
Ethicon
On December 14, 2011, Ethicon filed an action against Covidien in the U.S. District Court for the Southern District of Ohio, alleging patent infringement and seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien's favor, and the majority of this ruling was affirmed by the Federal Circuit on August 7, 2015. Following appeal, the case was remanded back to the District Court with respect to one patent. On January 21, 2016, Covidien filed a second action in the U.S. District Court for the Southern District of Ohio, seeking a declaration of non-infringement with respect to a second set of patents held by Ethicon. The court consolidated this second action with the remaining patent issues from the first action. Following consolidation of the cases, Ethicon dismissed 6 of the asserted patents, leaving a single asserted patent. In addition to claims of non-infringement, the Company asserts an affirmative defense of invalidity. The case is currently in the discovery stage. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski (Kokocinski) filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the District Court dismissed the case without prejudice, and Kokocinski subsequently filed an amended complaint. On March 30, 2015, the District Court granted defendants’ motion to dismiss the amended complaint, dismissing the case with prejudice. Kokocinski sought reconsideration of that decision, and, on September 30, 2015, the District Court denied Kokocinski’s request for reconsideration. Kokocinski appealed the District Court’s decision to the U.S. Court of Appeals for the Eighth Circuit. On March 1, 2017, the Eighth Circuit Court of Appeals affirmed the lower Court’s dismissal of the case with prejudice, and on April 11, 2017, the Eighth Circuit rejected Kokocinski’s request for reconsideration.
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

made false and misleading public statements and engaged in a scheme to defraud regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September, 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the District Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and in December of 2016 the Eighth Circuit Court reversed and remanded the case to the District Court for further proceedings.
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
HEARTWARE
On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against HeartWare on behalf of all persons and entities who purchased or otherwise acquired shares of HeartWare from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims HeartWare and one of its executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, HeartWare’s response to a June 2014 U.S. FDA warning letter, the development of the Miniaturized Ventricular Assist Device (MVAD) System and the proposed acquisition of Valtech Cardio Ltd. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of HeartWare’s stock during the Class Period. In August of 2016 the Company acquired HeartWare.
The Company has not recognized an expense related to damages in connection with the shareholder related matters, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
On September 2, 2014, the U.S. Department of Health and Human Services, Office of Inspector General and the U.S. Attorney’s Office for the Northern District of California, issued a subpoena requesting production of documents relating to sales and marketing practices associated with certain of ev3’s peripheral vascular products. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. On June 9, 2016, the U.S. Tax court issued its opinion with respect to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. During November 2016, Medtronic and the IRS entered into a Stipulation of Settled Issues with the Tax Court which resolved the one-time repatriation holiday as an outstanding issue unless, either party decided to appeal the Tax Court Opinion and a final decision is inconsistent with the U.S. Tax Court Opinion. The

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

U.S. Tax Court entered their final decision on January 25, 2017. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion.  A hearing date for the Appeal has not been set.
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
In April 2014, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2009, 2010, and 2011. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. During the first quarter of fiscal year 2017, an expected settlement was reached with the IRS for all outstanding issues for fiscal years 2009, 2010, and 2011 except for the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006. During the fourth quarter of fiscal year 2017, an expected settlement was reached with the IRS associated with the tax effects of the Company’s acquisition of PEAK Surgical, Inc. and Salient Surgical Technologies, Inc. However, the IRS continues to audit Medtronic, Inc.'s U.S. federal income tax returns for the fiscal years 2012 through 2014.
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
See Note 15 for additional discussion of income taxes.
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
In connection with the 2007 separation, all tax liabilities associated with Covidien business became Covidien’s tax liabilities. Following Covidien’s spin-off of its Pharmaceuticals business to Covidien shareholders through a distribution of all the outstanding

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

ordinary shares of Mallinkrodt (2013 separation), Mallinckrodt became the primary obligor to the taxing authorities for the tax liabilities attributable to its subsidiaries, a significant portion of which relate to periods prior to the 2007 separation. However, Covidien remains the sole party subject to the Tax Sharing Agreement. Accordingly, Mallinckrodt does not share in the Company's liability to Tyco International and TE Connectivity, nor in the receivable that the Company has from Tyco International and TE Connectivity.
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
Except as described above in this note or for certain income tax related matters, the Company has not recognized an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
In the normal course of business, the Company and/or its affiliates periodically enter into agreements that require one or more of them to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company or its affiliates’ products or the negligence of any of their personnel or claims alleging that any of their products infringe third-party patents or other intellectual property. The Company’s maximum exposure under these indemnification provisions is unable to be estimated, and the Company has not accrued any liabilities within the consolidated financial statements. Historically, the Company has not experienced significant losses on these types of indemnifications.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

21. Quarterly Financial Data (unaudited)

(in millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net sales
	2017	$7,166	$7,345	$7,283	$7,916	$29,710
	2016	7,274	7,058	6,934	7,567	28,833
Gross profit
	2017	$4,905	$5,019	$5,015	$5,480	$20,419
	2016	4,818	4,876	4,793	5,204	19,691
Net income
	2017	$929	$1,111	$820	$1,164	$4,024
	2016	820	520	1,095	1,104	3,538
Net income attributable to Medtronic
	2017	$929	$1,115	$821	$1,163	$4,028
	2016	820	520	1,095	1,104	3,538
Basic earnings per share
	2017	$0.67	$0.81	$0.60	$0.85	2.92
	2016	0.58	0.37	0.78	0.79	2.51
Diluted earnings per share
	2017	$0.66	$0.80	$0.59	$0.84	2.89
	2016	0.57	0.36	0.77	0.78	2.48
The data in the schedule above has been intentionally rounded to the nearest million, and therefore, the quarterly amounts may not sum to the fiscal year-to-date amounts.
22. Segment and Geographic Information
The Company’s management evaluates performance and allocates resources based on income before interest expense, net, the provision for income taxes and amortization of intangible assets, not including centralized distribution costs and corporate charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in Note 1. The financial information that is regularly reviewed by the Company's chief operating decision maker to assess performance and allocate resources changed during fiscal year 2017. As a result, the Company has revised the disclosure for prior periods to align with current presentation.
The Company’s Cardiac and Vascular Group consists of three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. The primary products sold by this operating segment include products for cardiac rhythm disorders and cardiovascular disease, as well as services to diagnose, treat, and manage heart and vascular-related disorders and diseases. The products produced by this operating segment require highly-skilled, technical manufacturing processes and are distributed through direct sales representatives in the U.S. and through direct sales representatives and indirect distributors outside of the U.S. Further, the primary customers of this operating segment are surgeons and specialists and the regulatory approval process for the Cardiac and Vascular Group is similar across all divisions.
The Company’s Minimally Invasive Therapies Group consists of two divisions: Surgical Solutions and Patient Monitoring & Recovery. The primary products sold by this operating segment include those which enhance patient outcomes through minimally invasive solutions. These products include those for advanced and general surgical care and patient monitoring, patient care, renal care, and airway and ventilation. Further, the regulatory approval process for the Minimally Invasive Therapies Group is similar across all divisions.
In the first quarter of fiscal year 2017, the Company realigned the divisions within the Restorative Therapies Group. The Company’s Restorative Therapies Group consists of four divisions: Spine, Brain Therapies, Specialty Therapies, and Pain Therapies. The primary customers of this operating segment include spinal surgeons, neurosurgeons, and pain specialists. The products sold by this operating segment are distributed through direct sales representatives in the U.S. and through direct sales representatives and

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

indirect distributors outside of the U.S. Further, the regulatory approval process for the Restorative Therapies Group is similar across all divisions.
The primary products sold by the Company’s Diabetes Group include those for diabetes management, and the regulatory approval process for the Diabetes Group is similar across all divisions.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Segment disclosures are on a performance basis consistent with internal management reporting. Certain items are at corporate and centralized and are not allocated to the segments. Net sales and earnings before other adjustments by reportable segment are as follows:

	Fiscal Year
(in millions)	2017	2016	2015
Cardiac and Vascular Group	$10,498	$10,196	$9,361
Minimally Invasive Therapies Group	9,919	9,563	2,387
Restorative Therapies Group	7,366	7,210	6,751
Diabetes Group	1,927	1,864	1,762
Total	$29,710	$28,833	$20,261

	Fiscal Year
(in millions)	2017	2016	2015
Cardiac and Vascular Group	$4,134	$3,986	$3,836
Minimally Invasive Therapies Group	3,434	3,373	775
Restorative Therapies Group	2,868	2,671	2,445
Diabetes Group	690	667	663
Reportable segments' EBITA before other adjustments(1)	11,126	10,697	7,719
Impact of inventory step-up	(38)	(226)	(623)
Impact of product technology upgrade commitment	—	—	(74)
Special charge (gain), net	(100)	(70)	38
Restructuring charges, net (2)	(373)	(299)	(252)
Certain litigation charges	(300)	(26)	(42)
Acquisition-related items (2)	(230)	(283)	(550)
Amortization of intangible assets	(1,980)	(1,931)	(733)
Centralized distribution costs	(1,543)	(1,177)	(794)
Interest expense, net	(728)	(955)	(280)
Corporate	(1,232)	(1,394)	(923)
Income before provision for income taxes	$4,602	$4,336	$3,486

(1)	Represents earnings by segment before interest expense, net, amortization of intangible assets, corporate charges, and centralized distribution costs.

(2)	Restructuring charges, net and acquisition-related items within this table include the impact of amounts recognized within cost of products sold in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s assets by reportable segment:

(in millions)	April 28, 2017	April 29, 2016
Cardiac and Vascular Group	$15,192	$13,563
Minimally Invasive Therapies Group(1)	49,249	52,227
Restorative Therapies Group	15,441	14,564
Diabetes Group	2,641	2,592
Total assets of reportable segments	82,523	82,946
Corporate	17,293	16,698
Total Assets	$99,816	$99,644

(1)	Assets of $6.3 billion classified as held for sale were included within Minimally Invasive Therapies Group at April 28, 2017.
Geographic Information
The following table presents net sales to external customers and property, plant, and equipment, net by geographic region:

	Net sales to external customers			Property, plant, and equipment, net
(in millions)	2017	2016	2015	April 28, 2017	April 29, 2016
Americas(1)	$17,939	$17,578	$12,125	$3,270	$3,728
EMEA(2)	6,739	6,700	5,064	709	708
Asia Pacific	3,443	3,060	2,059	192	220
Greater China	1,589	1,495	1,013	190	185
Consolidated	$29,710	$28,833	$20,261	$4,361	$4,841

(1)
The U.S., which is included in the Americas, had net sales to external customers of $16.7 billion, $16.4 billion, and $11.3 billion in fiscal years 2017, 2016, and 2015, respectively. Property, plant, and equipment, net includes $2.5 billion and $3.3 billion in the U.S. in fiscal years 2017 and 2016, respectively.

(2)
EMEA consists of the following regions: Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented. Property, plant, and equipment, net includes $171 million and $169 million in Ireland in fiscal years 2017 and 2016, respectively.

No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2017, 2016, or 2015.
23. Guarantor Financial Information
On January 26, 2015, Medtronic plc and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a wholly-owned subsidiary guarantor, each provided a full and unconditional guarantee of the obligations of Medtronic, Inc. under the Medtronic 2015 Senior Notes (Medtronic Senior Notes). In addition, Medtronic plc and Medtronic Luxco each provided a full and unconditional guarantee of the obligations of CIFSA, assumed as part of the Covidien acquisition, under the CIFSA Senior Notes. The guarantees of the CIFSA Senior Notes were in addition to the guarantees of the CIFSA Senior Notes by acquired Covidien holding companies Covidien Ltd. (formerly known as Covidien plc) and Covidien Group Holdings Ltd. (formerly known as Covidien Ltd.), both of which remain wholly-owned guarantors of the CIFSA Senior Notes.

Medtronic Luxco issued two tranches of Senior Notes (Medtronic Luxco Senior Notes) in March 2017. Effective March 28, 2017, Medtronic plc and Medtronic, Inc. each provided a full and unconditional guarantee of the obligations of Medtronic Luxco under the Medtronic Luxco Senior Notes.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

A summary of the guarantees is as follows:

Guarantees of Medtronic Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - Medtronic, Inc.

•	Subsidiary Guarantor - Medtronic Luxco

Guarantees of Medtronic Luxco Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - Medtronic Luxco

•	Subsidiary Guarantor - Medtronic, Inc.

Guarantees of CIFSA Senior Notes

•	Parent Company Guarantor - Medtronic plc

•	Subsidiary Issuer - CIFSA

•	Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)

The following presents the Company’s consolidating statements of comprehensive income and condensed consolidating statements of cash flows as of and for the fiscal years ended April 28, 2017, April 29, 2016, and April 24, 2015, and condensed consolidating balance sheets at April 28, 2017 and April 29, 2016. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

During fiscal year 2017, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.
The Company made revisions to its consolidating statements of comprehensive income of the guarantees of the Medtronic Senior Notes and CIFSA Senior notes as previously presented in Note 19 in the Company’s Annual Report on 10-K for fiscal year 2016 due to an incorrect presentation of the equity in net (income) loss of subsidiaries balances for the fiscal year ended April 29, 2016. In the consolidating statements of comprehensive income of the guarantees of the Medtronic Senior Notes, the $7.1 billion revision resulted in additional income reported in the equity in net (income) loss of subsidiaries line item in the Medtronic, Inc. column. In the consolidating statements of comprehensive income of the guarantees of the CIFSA Senior Notes, the $7.1 billion revision resulted in reduced income reported in the equity in net (income) loss of subsidiaries line item in the CIFSA column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.
The Company made revisions to its condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes and CIFSA Senior Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for fiscal year 2016 primarily due to an income statement error recognized in the second quarter of fiscal year 2016, resulting in an incorrect presentation of the investment in subsidiaries balances. In the condensed consolidating balance sheet of the guarantees of the Medtronic Senior Notes, the $5.1 billion revision increased the line items investment in subsidiaries and total equity in the Medtronic, Inc. column. In the condensed consolidating balance sheet of the guarantees of the CIFSA Senior Notes, the $5.1 billion revision decreased the line items investment in subsidiaries and total equity in the CIFSA column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company made revisions to the condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes and CIFSA Notes as previously presented in Note 19 in the Company’s Annual Report on Form 10-K for fiscal year 2016 due to an incorrect presentation of intercompany capital contributions. The $20.5 billion revision decreased the investment in subsidiaries and intercompany payable balances in the Medtronic plc column and decreased the investment in subsidiaries and total equity balances in the Medtronic Luxco and CIFSA Subsidiary Guarantors column in the condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes and CIFSA Senior Notes, respectively, decreased the intercompany receivable and total equity balances in Medtronic, Inc. column in the condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes, and decreased the intercompany receivable and total equity balances in the Subsidiary Non-Guarantors column. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2016 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,296	$—	$29,708	$(1,294)	$29,710

Costs and expenses:
Cost of products sold	—	932	—	9,676	(1,317)	9,291
Research and development expense	—	636	—	1,557	—	2,193
Selling, general, and administrative expense	12	1,163	—	8,536	—	9,711
Special charge (gain), net	—	100	—	—	—	100
Restructuring charges, net	—	114	—	249	—	363
Certain litigation charges	—	—	—	300	—	300
Acquisition-related items	—	133	—	87	—	220
Amortization of intangible assets	—	11	—	1,969	—	1,980
Other expense (income), net	18	(2,954)	—	3,158	—	222
Operating (loss) profit	(30)	1,161	—	4,176	23	5,330

Interest income	—	(250)	(649)	(1,065)	1,598	(366)
Interest expense	113	1,652	62	865	(1,598)	1,094
Interest expense (income), net	113	1,402	(587)	(200)	—	728
Equity in net (income) loss of subsidiaries	(4,163)	(2,484)	(3,576)	—	10,223	—
Income (loss) from operations before income taxes	4,020	2,243	4,163	4,376	(10,200)	4,602
Provision (benefit) for income taxes	(8)	(1)	—	587	—	578
Net income	4,028	2,244	4,163	3,789	(10,200)	4,024
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	4,028	2,244	4,163	3,793	(10,200)	4,028
Other comprehensive (loss) income, net of tax	(745)	111	(745)	(928)	1,563	(744)
Other comprehensive loss attributable to non-controlling interests	—	—	—	3	—	3
Total comprehensive income (loss) attributable to Medtronic	$3,283	$2,355	$3,418	$2,864	$(8,637)	$3,283

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 29, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,411	$—	$28,832	$(1,410)	$28,833

Costs and expenses:
Cost of products sold	—	991	—	9,561	(1,410)	9,142
Research and development expense	—	627	—	1,597	—	2,224
Selling, general, and administrative expense	10	991	—	8,468	—	9,469
Special charge (gain), net	—	70	—	—	—	70
Restructuring charges, net	—	17	—	273	—	290
Certain litigation charges	—	—	—	26	—	26
Acquisition-related items	—	135	—	148	—	283
Amortization of intangible assets	—	12	—	1,919	—	1,931
Other expense (income), net	112	(2,329)	—	2,324	—	107
Operating (loss) profit	(122)	897	—	4,516	—	5,291

Interest income	—	(237)	(706)	(448)	960	(431)
Interest expense	25	1,906	10	405	(960)	1,386
Interest expense (income), net	25	1,669	(696)	(43)	—	955
Equity in net (income) loss of subsidiaries	(3,676)	(2,447)	(2,980)	—	9,103	—
Income (loss) from operations before income taxes	3,529	1,675	3,676	4,559	(9,103)	4,336
Provision (benefit) for income taxes	(9)	(96)	—	903	—	798
Net income	3,538	1,771	3,676	3,656	(9,103)	3,538
Other comprehensive (loss) income, net of tax	(684)	(493)	(684)	(673)	1,850	(684)
Total comprehensive income (loss)	$2,854	$1,278	$2,992	$2,983	$(7,253)	$2,854

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 24, 2015
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,261	$—	$20,261	$(1,261)	$20,261

Costs and expenses:
Cost of products sold	—	895	—	6,659	(1,245)	6,309
Research and development expense	—	552	—	1,088	—	1,640
Selling, general, and administrative expense	1	857	—	6,046	—	6,904
Special charge (gain), net	—	100	—	(138)	—	(38)
Restructuring charges, net	—	7	—	230	—	237
Certain litigation charges	—	—	—	42	—	42
Acquisition-related items	—	312	—	238	—	550
Amortization of intangible assets	—	11	—	722	—	733
Other expense (income), net	103	(1,618)	—	1,633	—	118
Operating (loss) profit	(104)	145	—	3,741	(16)	3,766

Interest income	—	(56)	(170)	(387)	227	(386)
Interest expense	—	762	—	131	(227)	666
Interest expense (income), net	—	706	(170)	(256)	—	280
Equity in net (income) loss of subsidiaries	(2,790)	(5,500)	(2,620)	—	10,910	—
Income (loss) from operations before income taxes	2,686	4,939	2,790	3,997	(10,926)	3,486
Provision (benefit) for income taxes	11	(44)	—	844	—	811
Net income	2,675	4,983	2,790	3,153	(10,926)	2,675
Other comprehensive income (loss), net of tax	(587)	(542)	(587)	(232)	1,361	(587)
Total comprehensive income (loss)	$2,088	$4,441	$2,203	$2,921	$(9,565)	$2,088

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$45	$5	$4,917	$—	$4,967
Investments	—	—	—	8,741	—	8,741
Accounts receivable, net	—	—	—	5,591	—	5,591
Inventories, net	—	155	—	3,361	(178)	3,338
Intercompany receivable	63	—	—	12,618	(12,681)	—
Prepaid expenses and other current assets	10	227	—	1,628	—	1,865
Current assets held for sale	—	—	—	371	—	371
Total current assets	73	427	5	37,227	(12,859)	24,873
Property, plant and equipment, net	—	1,311	—	3,050	—	4,361
Goodwill	—	—	—	38,515	—	38,515
Other intangible assets, net	—	20	—	23,387	—	23,407
Tax assets	—	727	—	782	—	1,509
Investment in subsidiaries	55,833	71,931	52,618	—	(180,382)	—
Intercompany loans receivable	3,000	12,162	16,114	32,774	(64,050)	—
Other assets	—	434	—	798	—	1,232
Noncurrent assets held for sale	—	—	—	5,919	—	5,919
Total assets	$58,906	$87,012	$68,737	$142,452	$(257,291)	$99,816
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$5,000	$901	$1,619	$—	$7,520
Accounts payable	—	304	—	1,427	—	1,731
Intercompany payable	12	12,669	—	—	(12,681)	—
Accrued compensation	9	734	—	1,117	—	1,860
Accrued income taxes	13	—	—	620	—	633
Other accrued expenses	—	352	4	2,086	—	2,442
Current liabilities held for sale	—	—	—	34	—	34
Total current liabilities	34	19,059	905	6,903	(12,681)	14,220
Long-term debt	—	21,782	1,842	2,297	—	25,921
Accrued compensation and retirement benefits	—	1,120	—	521	—	1,641
Accrued income taxes	10	1,658	—	737	—	2,405
Intercompany loans payable	8,568	13,151	17,160	25,171	(64,050)	—
Deferred tax liabilities	—	—	—	2,978	—	2,978
Other liabilities	—	153	—	1,362	—	1,515
Noncurrent liabilities held for sale	—	—	—	720	—	720
Total liabilities	8,612	56,923	19,907	40,689	(76,731)	49,400
Shareholders’ equity	50,294	30,089	48,830	101,641	(180,560)	50,294
Noncontrolling interests	—	—	—	122	—	122
Total equity	50,294	30,089	48,830	101,763	(180,560)	50,416
Total liabilities and equity	$58,906	$87,012	$68,737	$142,452	$(257,291)	$99,816

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 29, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$55	$—	$2,821	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories, net	—	162	—	3,511	(200)	3,473
Intercompany receivable	403	141,368	—	162,278	(304,049)	—
Prepaid expenses and other current assets	24	271	—	1,636	—	1,931
Total current assets	427	141,856	—	185,566	(304,249)	23,600
Property, plant and equipment, net	—	1,139	—	3,702	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	31	—	26,868	—	26,899
Tax assets	—	690	—	693	—	1,383
Investment in subsidiaries	52,608	68,903	49,698	—	(171,209)	—
Intercompany loans receivable	3,000	8,884	10,203	18,140	(40,227)	—
Other assets	—	506	—	915	—	1,421
Total assets	$56,035	$222,009	$59,901	$277,384	$(515,685)	$99,644
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$493	$—	$993
Accounts payable	—	288	—	1,421	—	1,709
Intercompany payable	—	151,687	—	152,362	(304,049)	—
Accrued compensation	32	616	—	1,064	—	1,712
Accrued income taxes	11	—	—	555	—	566
Other accrued expenses	1	243	—	1,941	—	2,185
Total current liabilities	44	153,334	—	157,836	(304,049)	7,165
Long-term debt	—	26,646	—	3,463	—	30,109
Accrued compensation and retirement benefits	—	1,258	—	501	—	1,759
Accrued income taxes	10	1,422	—	1,471	—	2,903
Intercompany loans payable	3,918	10,128	14,297	11,884	(40,227)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	202	—	1,714	—	1,916
Total liabilities	3,972	192,990	14,297	180,598	(344,276)	47,581
Total equity	52,063	29,019	45,604	96,786	(171,409)	52,063
Total liabilities and equity	$56,035	$222,009	$59,901	$277,384	$(515,685)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$842	$1,902	$302	$4,721	$(887)	$6,880
Investing Activities:
Acquisitions, net of cash acquired	—	(940)	—	(384)	—	(1,324)
Additions to property, plant, and equipment	—	(369)	—	(885)	—	(1,254)
Purchases of investments	—	—	—	(4,533)	162	(4,371)
Sales and maturities of investments	—	210	—	5,308	(162)	5,356
Net (increase) decrease in intercompany loans receivable	—	(3,278)	(5,911)	(4,624)	13,813	—
Capital contributions paid	—	(248)	—	—	248	—
Other investing activities, net	—	—	—	22	—	22
Net cash (used in) provided by investing activities	—	(4,625)	(5,911)	(5,096)	14,061	(1,571)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(69)	—	(69)
Change in current debt obligations, net	—	—	901	5	—	906
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	—	(2)	—	(2)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	—	12	—	12
Issuance of long-term debt	—	150	1,850	140	—	2,140
Payments on long-term debt	—	(500)	—	(363)	—	(863)
Dividends to shareholders	(2,376)	—	—	—	—	(2,376)
Issuance of ordinary shares	428	—	—	—	—	428
Repurchase of ordinary shares	(3,544)	—	—	—	—	(3,544)
Net intercompany loan borrowings (repayments)	4,650	3,023	2,863	3,277	(13,813)	—
Intercompany dividends paid	—	—	—	(887)	887	—
Capital contributions received	—	—	—	248	(248)	—
Other financing activities	—	40	—	45	—	85
Net cash (used in) provided by financing activities	(842)	2,713	5,614	2,406	(13,174)	(3,283)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	65	—	65
Net change in cash and cash equivalents	—	(10)	5	2,096	—	2,091
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$45	$5	$4,917	$—	$4,967

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 29, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$297	$402	$696	$4,635	$(812)	$5,218
Investing Activities:
Acquisitions, net of cash acquired	—	(526)	—	(687)	—	(1,213)
Additions to property, plant, and equipment	—	(334)	—	(712)	—	(1,046)
Purchases of investments	—	—	—	(5,406)	—	(5,406)
Sales and maturities of investments	—	—	—	9,924	—	9,924
Net (increase) decrease in intercompany loans receivable	—	(2,368)	(203)	(7,921)	10,492	—
Capital contributions paid	—	(11)	(4,959)	(4,900)	9,870	—
Other investing activities, net	—	—	—	(14)	—	(14)
Net cash (used in) provided by investing activities	—	(3,239)	(5,162)	(9,716)	20,362	2,245
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(22)	—	(22)
Change in current debt obligations, net	—	—	—	7	—	7
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(139)	—	—	(139)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	139	—	—	139
Payments on long-term debt	—	(2,988)	—	(2,144)	—	(5,132)
Dividends to shareholders	(2,139)	—	—	—	—	(2,139)
Issuance of ordinary shares	491	—	—	—	—	491
Repurchase of ordinary shares	(2,830)	—	—	—	—	(2,830)
Net intercompany loan borrowings (repayments)	3,918	(91)	4,296	2,369	(10,492)	—
Intercompany dividends paid	—	—	—	(812)	812	—
Capital contributions received	—	4,900	—	4,970	(9,870)	—
Other financing activities	—	—	—	82	—	82
Net cash (used in) provided by financing activities	(560)	1,821	4,296	4,450	(19,550)	(9,543)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	113	—	113
Net change in cash and cash equivalents	(263)	(1,016)	(170)	(518)	—	(1,967)
Cash and cash equivalents at beginning of period	263	1,071	170	3,339	—	4,843
Cash and cash equivalents at end of period	$—	$55	$—	$2,821	$—	$2,876

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 24, 2015
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$26	$1,479	$170	$3,640	$(413)	$4,902
Investing Activities:
Acquisitions, net of cash acquired	(9,700)	(65)	—	(5,119)	—	(14,884)
Additions to property, plant, and equipment	—	(187)	—	(384)	—	(571)
Purchases of investments	—	—	—	(7,582)	—	(7,582)
Sales and maturities of investments	—	—	—	5,890	—	5,890
Net (increase) decrease in intercompany loans receivable	—	(16,996)	—	53	16,943	—
Other investing activities, net	—	—	—	89	—	89
Net cash (used in) provided by investing activities	(9,700)	(17,248)	—	(7,053)	16,943	(17,058)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(85)	—	(85)
Change in current debt obligations, net	—	—	—	(1)	—	(1)
Repayment of short-term borrowings (maturities greater than 90 days)	—	(150)	—	—	—	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	150	—	—	—	150
Issuance of long-term debt	—	19,942	—	—	—	19,942
Payments on long-term debt	—	(1,268)	—	—	—	(1,268)
Dividends to shareholders	(435)	(902)	—	—	—	(1,337)
Issuance of ordinary shares	172	477	—	—	—	649
Repurchase of ordinary shares	(300)	(1,620)	—	—	—	(1,920)
Net intercompany loan borrowings (repayments)	10,500	(53)	—	6,496	(16,943)	—
Intercompany dividends paid	—	—	—	(413)	413	—
Other financing activities	—	—	—	(31)	—	(31)
Net cash (used in) provided by financing activities	9,937	16,576	—	5,966	(16,530)	15,949
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(353)	—	(353)
Net change in cash and cash equivalents	263	807	170	2,200	—	3,440
Cash and cash equivalents at beginning of period	—	264	—	1,139	—	1,403
Cash and cash equivalents at end of period	$263	$1,071	$170	$3,339	$—	$4,843

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$29,710	$—	$29,710

Costs and expenses:
Cost of products sold	—	—	—	9,291	—	9,291
Research and development expense	—	—	—	2,193	—	2,193
Selling, general, and administrative expense	12	1	2	9,696	—	9,711
Special charge (gain), net	—	—	—	100	—	100
Restructuring charges, net	—	—	—	363	—	363
Certain litigation charges	—	—	—	300	—	300
Acquisition-related items	—	—	—	220	—	220
Amortization of intangible assets	—	—	—	1,980	—	1,980
Other expense (income), net	18	1	4	199	—	222
Operating (loss) profit	(30)	(2)	(6)	5,368	—	5,330

Interest income	—	(82)	(656)	(433)	805	(366)
Interest expense	113	104	62	1,620	(805)	1,094
Interest expense (income), net	113	22	(594)	1,187	—	728
Equity in net (income) loss of subsidiaries	(4,163)	(2,329)	(3,575)	—	10,067	—
Income (loss) from operations before income taxes	4,020	2,305	4,163	4,181	(10,067)	4,602
Provision (benefit) for income taxes	(8)	—	—	586	—	578
Net income	4,028	2,305	4,163	3,595	(10,067)	4,024
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	4,028	2,305	4,163	3,599	(10,067)	4,028
Other comprehensive (loss) income, net of tax	(745)	(84)	(745)	(744)	1,574	(744)
Other comprehensive loss attributable to non-controlling interests	—	—	—	3	—	3
Total comprehensive income (loss) attributable to Medtronic	$3,283	$2,221	$3,418	$2,854	$(8,493)	$3,283

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 29, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$28,833	$—	$28,833

Costs and expenses:
Cost of products sold	—	—	—	9,142	—	9,142
Research and development expense	—	—	—	2,224	—	2,224
Selling, general, and administrative expense	10	1	3	9,455	—	9,469
Special charge (gain), net	—	—	—	70	—	70
Restructuring charges, net	—	—	—	290	—	290
Certain litigation charges	—	—	—	26	—	26
Acquisition-related items	—	—	—	283	—	283
Amortization of intangible assets	—	—	—	1,931	—	1,931
Other expense (income), net	112	1	(18)	12	—	107
Operating (loss) profit	(122)	(2)	15	5,400	—	5,291

Interest income	—	(434)	(710)	(464)	1,177	(431)
Interest expense	25	138	10	2,390	(1,177)	1,386
Interest expense (income), net	25	(296)	(700)	1,926	—	955
Equity in net (income) loss of subsidiaries	(3,676)	(2,043)	(2,961)	—	8,680	—
Income (loss) from operations before income taxes	3,529	2,337	3,676	3,474	(8,680)	4,336
Provision (benefit) for income taxes	(9)	—	—	807	—	798
Net income	3,538	2,337	3,676	2,667	(8,680)	3,538
Other comprehensive (loss) income, net of tax	(684)	(102)	(684)	(684)	1,470	(684)
Total comprehensive income (loss)	$2,854	$2,235	$2,992	$1,983	$(7,210)	$2,854

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$20,261	$—	$20,261

Costs and expenses:
Cost of products sold	—	—	—	6,309	—	6,309
Research and development expense	—	—	—	1,640	—	1,640
Selling, general, and administrative expense	1	—	21	6,882	—	6,904
Special charge (gain), net	—	—	—	(38)	—	(38)
Restructuring charges, net	—	—	—	237	—	237
Certain litigation charges	—	—	—	42	—	42
Acquisition-related items	—	—	—	550	—	550
Amortization of intangible assets	—	—	—	733	—	733
Other expense (income), net	103	—	26	(11)	—	118
Operating (loss) profit	(104)	—	(47)	3,917	—	3,766

Interest income	—	(149)	(170)	(386)	319	(386)
Interest expense	—	29	—	956	(319)	666
Interest expense (income), net	—	(120)	(170)	570	—	280
Equity in net (income) loss of subsidiaries	(2,790)	1,085	(2,667)	—	4,372	—
Income (loss) from operations before income taxes	2,686	(965)	2,790	3,347	(4,372)	3,486
Provision (benefit) for income taxes	11	—	—	800	—	811
Net income	2,675	(965)	2,790	2,547	(4,372)	2,675
Other comprehensive (loss) income, net of tax	(587)	200	(587)	(587)	974	(587)
Total comprehensive income (loss)	$2,088	$(765)	$2,203	$1,960	$(3,398)	$2,088

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$33	$5	$4,929	$—	$4,967
Investments	—	—	—	8,741	—	8,741
Accounts receivable, net	—	—	—	5,591	—	5,591
Inventories, net	—	—	—	3,338	—	3,338
Intercompany receivable	63	—	60	12	(135)	—
Prepaid expenses and other current assets	10	—	—	1,855	—	1,865
Current assets held for sale	—	—	—	371	—	371
Total current assets	73	33	65	24,837	(135)	24,873
Property, plant and equipment, net	—	—	—	4,361	—	4,361
Goodwill	—	—	—	38,515	—	38,515
Other intangible assets, net	—	—	—	23,407	—	23,407
Tax assets	—	—	—	1,509	—	1,509
Investment in subsidiaries	55,833	31,033	51,294	—	(138,160)	—
Intercompany loans receivable	3,000	2,978	17,383	17,260	(40,621)	—
Other assets	—	—	—	1,232	—	1,232
Noncurrent assets held for sale	—	—	—	5,919	—	5,919
Total assets	$58,906	$34,044	$68,742	$117,040	$(178,916)	$99,816
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$1,176	$901	$5,443	$—	$7,520
Accounts payable	—	—	—	1,731	—	1,731
Intercompany payable	12	—	—	123	(135)	—
Accrued compensation	9	—	—	1,851	—	1,860
Accrued income taxes	13	—	—	620	—	633
Other accrued expenses	—	23	8	2,411	—	2,442
Current liabilities held for sale	—	—	—	34	—	34
Total current liabilities	34	1,199	909	12,213	(135)	14,220
Long-term debt	—	2,133	1,842	21,946	—	25,921
Accrued compensation and retirement benefits	—	—	—	1,641	—	1,641
Accrued income taxes	10	—	—	2,395	—	2,405
Intercompany loans payable	8,568	1,369	17,161	13,523	(40,621)	—
Deferred tax liabilities	—	—	—	2,978	—	2,978
Other liabilities	—	—	—	1,515	—	1,515
Noncurrent liabilities held for sale	—	—	—	720	—	720
Total liabilities	8,612	4,701	19,912	56,931	(40,756)	49,400
Shareholders’ equity	50,294	29,343	48,830	59,987	(138,160)	50,294
Noncontrolling interests	—	—	—	122	—	122
Total equity	50,294	29,343	48,830	60,109	(138,160)	50,416
Total liabilities and equity	$58,906	$34,044	$68,742	$117,040	$(178,916)	$99,816

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 29, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$208	$—	$2,668	$—	$2,876
Investments	—	—	—	9,758	—	9,758
Accounts receivable, net	—	—	—	5,562	—	5,562
Inventories, net	—	—	—	3,473	—	3,473
Intercompany receivable	403	—	61	—	(464)	—
Prepaid expenses and other current assets	24	—	—	1,907	—	1,931
Total current assets	427	208	61	23,368	(464)	23,600
Property, plant and equipment, net	—	—	1	4,840	—	4,841
Goodwill	—	—	—	41,500	—	41,500
Other intangible assets, net	—	—	—	26,899	—	26,899
Tax assets	—	—	—	1,383	—	1,383
Investment in subsidiaries	52,608	36,476	48,375	—	(137,459)	—
Intercompany loans receivable	3,000	8,253	11,465	27,724	(50,442)	—
Other assets	—	—	—	1,421	—	1,421
Total assets	$56,035	$44,937	$59,902	$127,135	$(188,365)	$99,644
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$993	$—	$993
Accounts payable	—	—	—	1,709	—	1,709
Intercompany payable	—	—	—	464	(464)	—
Accrued compensation	32	—	—	1,680	—	1,712
Accrued income taxes	11	—	—	555	—	566
Other accrued expenses	1	24	—	2,160	—	2,185
Total current liabilities	44	24	—	7,561	(464)	7,165
Long-term debt	—	3,382	—	26,727	—	30,109
Accrued compensation and retirement benefits	—	—	—	1,759	—	1,759
Accrued income taxes	10	—	—	2,893	—	2,903
Intercompany loans payable	3,918	14,689	14,298	17,537	(50,442)	—
Deferred tax liabilities	—	—	—	3,729	—	3,729
Other liabilities	—	—	—	1,916	—	1,916
Total liabilities	3,972	18,095	14,298	62,122	(50,906)	47,581
Total equity	52,063	26,842	45,604	65,013	(137,459)	52,063
Total liabilities and equity	$56,035	$44,937	$59,902	$127,135	$(188,365)	$99,644

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$842	$1,904	$302	$5,829	$(1,997)	$6,880
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,324)	—	(1,324)
Additions to property, plant, and equipment	—	—	—	(1,254)	—	(1,254)
Purchases of investments	—	—	—	(4,371)	—	(4,371)
Sales and maturities of investments	—	—	—	5,356	—	5,356
Net (increase) decrease in intercompany loans receivable	—	5,275	(5,911)	3,956	(3,320)	—
Capital contributions paid	—	(537)	—	—	537	—
Other investing activities, net	—	—	—	22	—	22
Net cash (used in) provided by investing activities	—	4,738	(5,911)	2,385	(2,783)	(1,571)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(69)	—	(69)
Change in current debt obligations, net	—	—	901	5	—	906
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	—	(2)	—	(2)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	—	12	—	12
Issuance of long-term debt	—	—	1,850	290	—	2,140
Payments on long-term debt	—	—	—	(863)	—	(863)
Dividends to shareholders	(2,376)	—	—	—	—	(2,376)
Issuance of ordinary shares	428	—	—	—	—	428
Repurchase of ordinary shares	(3,544)	—	—	—	—	(3,544)
Net intercompany loan borrowings (repayments)	4,650	(6,817)	2,863	(4,016)	3,320	—
Intercompany dividend paid	—	—	—	(1,997)	1,997	—
Capital contributions received	—	—	—	537	(537)	—
Other financing activities	—	—	—	85	—	85
Net cash (used in) provided by financing activities	(842)	(6,817)	5,614	(6,018)	4,780	(3,283)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	65	—	65
Net change in cash and cash equivalents	—	(175)	5	2,261	—	2,091
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$33	$5	$4,929	$—	$4,967

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 29, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$297	$4,208	$604	$4,114	$(4,005)	$5,218
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,266)	53	(1,213)
Additions to property, plant, and equipment	—	—	—	(1,046)	—	(1,046)
Purchases of investments	—	—	—	(5,406)	—	(5,406)
Sales and maturities of investments	—	—	—	9,924	—	9,924
Net (increase) decrease in intercompany loans receivable	—	(8,193)	(164)	(3,302)	11,659	—
Sale of subsidiaries	—	—	53	—	(53)	—
Capital contributions paid	—	(720)	(4,959)	—	5,679	—
Other investing activities, net	—	—	—	(14)	—	(14)
Net cash (used in) provided by investing activities	—	(8,913)	(5,070)	(1,110)	17,338	2,245
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(22)	—	(22)
Change in current debt obligations, net	—	—	—	7	—	7
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(139)	—	—	(139)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	139	—	—	139
Payments on long-term debt	—	(2,121)	—	(3,011)	—	(5,132)
Dividends to shareholders	(2,139)	—	—	—	—	(2,139)
Issuance of ordinary shares	491	—	—	—	—	491
Repurchase of ordinary shares	(2,830)	—	—	—	—	(2,830)
Net intercompany loan borrowings (repayments)	3,918	6,306	4,296	(2,861)	(11,659)	—
Intercompany dividend paid	—	—	—	(4,005)	4,005	—
Capital contributions received	—	—	—	5,679	(5,679)	—
Other financing activities	—	—	—	82	—	82
Net cash (used in) provided by financing activities	(560)	4,185	4,296	(4,131)	(13,333)	(9,543)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	113	—	113
Net change in cash and cash equivalents	(263)	(520)	(170)	(1,014)	—	(1,967)
Cash and cash equivalents at beginning of period	263	728	170	3,682	—	4,843
Cash and cash equivalents at end of period	$—	$208	$—	$2,668	$—	$2,876

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 24, 2015
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$26	$1,238	$142	$4,596	$(1,100)	$4,902
Investing Activities:
Acquisitions, net of cash acquired	(9,700)	440	—	(5,624)	—	(14,884)
Additions to property, plant, and equipment	—	—	(1)	(570)	—	(571)
Purchases of investments	—	—	—	(7,582)	—	(7,582)
Sales and maturities of investments	—	—	—	5,890	—	5,890
Net (increase) decrease in intercompany loans receivable	—	(59)	29	(10,626)	10,656	—
Capital contributions paid	—	(937)	—	—	937	—
Other investing activities, net	—	—	—	89	—	89
Net cash (used in) provided by investing activities	(9,700)	(556)	28	(18,423)	11,593	(17,058)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(85)	—	(85)
Change in current debt obligations, net	—	—	—	(1)	—	(1)
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	(150)	—	—	(150)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	150	—	—	150
Issuance of long-term debt	—	—	—	19,942	—	19,942
Payments on long-term debt	—	(51)	—	(1,217)	—	(1,268)
Dividends to shareholders	(435)	—	—	(902)	—	(1,337)
Issuance of ordinary shares	172	—	—	477	—	649
Repurchase of ordinary shares	(300)	—	—	(1,620)	—	(1,920)
Net intercompany loan borrowings (repayments)	10,500	97	—	59	(10,656)	—
Intercompany dividend paid	—	—	—	(1,100)	1,100	—
Capital contributions received	—	—	—	937	(937)	—
Other financing activities	—	—	—	(31)	—	(31)
Net cash (used in) provided by financing activities	9,937	46	—	16,459	(10,493)	15,949
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(353)	—	(353)
Net change in cash and cash equivalents	263	728	170	2,279	—	3,440
Cash and cash equivalents at beginning of period	—	—	—	1,403	—	1,403
Cash and cash equivalents at end of period	$263	$728	$170	$3,682	$—	$4,843

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at April 28, 2017. Our internal control over financial reporting at April 28, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at April 28, 2017, which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company is deploying an enterprise resource planning (ERP) software program, SAP, to the Minimally Invasive Therapies Group. During fiscal year 2017, Medtronic continued the deployment of this software along with other enterprise systems, which resulted in a material change to the internal controls over financial reporting for the Minimally Invasive Therapies Group. The internal controls were updated to reflect these changes. These system deployments will continue with projected completion in fiscal year 2020. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2017 definitive proxy statement, which will be filed no later than 120 days after April 28, 2017.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Corporate Governance — Committees of the Board and Meetings,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for our 2017 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2017, are incorporated herein by reference. See also “Executive Officers of Medtronic” herein.
Medtronic has adopted a written Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Corporate Controller, and other senior financial officers performing similar functions who are identified from time to time by the Chief Executive Officer. The Company has also adopted a written Code of Business Conduct and Ethics for Members of the Board of Directors. The Code of Ethics for Senior Financial Officers, which is part of our broader Code of Conduct applicable to all employees, and the Code of Business Conduct and Ethics for Members of the Board of Directors are posted on Medtronic's website, www.medtronic.com, under the "About Medtronic" menu, under the “Investors” caption, and under the “Corporate Governance” subcaption. Any amendments to, or waivers for, executive officers or directors of, these ethics codes will be disclosed on the Company's website promptly following the date of such amendment or waiver.
Item 11. Executive Compensation
The sections entitled “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” and “Executive Compensation” in Medtronic's Proxy Statement for the Company's 2017 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2017, are incorporated herein by reference. The section entitled “Compensation Committee Report” in Medtronic's Proxy Statement for the Company's 2017 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2017, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in Medtronic's Proxy Statement for the Company's 2017 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2017, are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters” in Medtronic's Proxy Statement for the Company's 2017 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2017, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees” in Medtronic's Proxy Statement for the Company's 2017 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2017, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 28, 2017, April 29, 2016, and April 24, 2015.

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

3.2
Amended and Restated Memorandum and Articles of Association of Medtronic plc (incorporated by reference to Exhibit 3.2 to Medtronic plc’s Registration Statement on Form S-3, filed on February 6, 2017, File No. 333-215895).

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

4.22
Sixth Supplemental Indenture, dated as of June 28, 2010, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on June 28, 2010, File No. 001-33259).

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

4.28
Form of Senior Indenture by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., and the trustee (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Registration Statement on Form S-3, filed on February 6, 2017, File No. 333-215895).

4.29
Form of Junior Indenture by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., and the trustee (incorporated by reference to Exhibit 4.3 to Medtronic plc’s Registration Statement on Form S-3, filed on February 6, 2017, File No. 333-215895).

4.30
Senior Indenture, dated as of March 28, 2017, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K, filed on March 28, 2017, File No. 001-36820).

4.31
First Supplemental Indenture, dated as of March 28, 2017, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Current Report on Form 8-K, filed on March 28, 2017, File No. 001-36820).

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

*10.87
Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 1, 2017) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2016, filed on December 5, 2016, File No. 001-36820).

*10.88
Covidien Savings Related Share Plan (incorporated by reference to Exhibit 99.3 to Covidien plc’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed with the Commission on June 5, 2009, File No. 333-144309).

*10.89	Covidien Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.90
Covidien Separation and Distribution Agreement Equity Awards under the Separation and Distribution Agreement, dates as of June 29, 2007, by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd. (incorporated by reference to Exhibit 2.1 to Covidien plc’s Current Report on Form 8-K filed on July 5, 2007, File No. 001-33259).

*10.91
Covidien Severance Plan for U.S. Officers and Executives, as amended and restated (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.92
Covidien Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.93
Covidien Supplemental Savings and Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Covidien plc’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009, filed on January 26, 2010, File No. 001-33259).

*10.94
Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers and certain key employees (incorporated by reference to Exhibit 10.4 to Covidien plc’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008, filed on January 29, 2009, File No. 001-33259).

*10.95	FY09 Grant U.S. Option Terms and Conditions (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.96	FY09 Grant U.S. Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on November 25, 2008, File No. 001-33259).

*10.97
Deed Poll of Assumption relating to Covidien Ltd. Employee Equity Plans, dated June 4, 2009 (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K12G3 filed on June 5, 2009, File No. 001-33259).

*10.98	Director Grant Restricted Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on March 23, 2009, File No. 001-33259).

*10.99	Founders’ Grant Standard Option Terms and Conditions (incorporated by reference to Exhibit 10.4 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

*10.100	Founders’ Grant Standard Option Terms and Conditions for Directors (incorporated by reference to Exhibit 10.13 to Covidien plc’s Current Report on Form 8-K filed on July 5, 2007, File No. 001-33259).

*10.101
Form of Deed of Indemnification by and between Covidien plc and Covidien plc’s Directors and Secretary (incorporated by reference to Exhibit 10.4 to Covidien plc’s Form 10-Q for the quarter ended June 28, 2013, filed on August 5, 2013, File No. 001-33259).

*10.102	Form of Terms and Conditions of Option Award (incorporated by reference to Exhibit 10.2 to Covidien plc’s Current Report on Form 8-K filed on September 23, 2014, File No. 001-33259).

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

*10.105	Amended Terms and Conditions of Performance Unit Awards FY12-FY14 (incorporated by reference to Exhibit 10.3 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.106	Amended Terms and Conditions of Performance Unit Awards FY13-FY15 (incorporated by reference to Exhibit 10.4 to Covidien plc’s Current Report on Form 8-K filed on March 26, 2013, File No. 001-33259).

*10.107
Form of Indemnification Agreement between Covidien Ltd. and Covidien plc’s Directors and Secretary (incorporated by reference to Exhibit 10.5 to Covidien plc’s Form 10-Q for the quarter ended June 28, 2013, filed on August 5, 2013, File No. 001-33259).

*10.108
Consulting Agreement, dated as of December 15, 2016, by and between Medtronic plc and Gary Ellis (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2017, filed on March 3, 2017, File No. 001-001-36820).

*10.109	Form of Restricted Stock Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan.#

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of Medtronic plc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Medtronic plc’s Annual Report on Form 10-K for the year ended April 28, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of income, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity, and (vi) the notes to the consolidated financial statements.

*Exhibits that are management contracts or compensatory plans or arrangements.
#Filed herewith.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Year ended 4/28/17	$161	$39	$—		$(46)	(b)	$155
					$1	(c)
Year ended 4/29/16	$144	$49	$—		$(28)	(b)	$161
					$(4)	(c)
Year ended 4/24/15	$115	$35	$34	(a)	$(36)	(b)	$144
					$(4)	(c)

Deferred tax valuation allowance:
Year ended 4/28/17	$7,032	$101	$6	(a)	$(524)	(d)	$6,311
					$(304)	(c)
Year ended 4/29/16	$5,607	$1,194	$4	(a)	$(88)	(d)	$7,032
					$315	(c)
Year ended 4/24/15	$397	$40	$5,660	(a)	$(56)	(d)	$5,607
					$(434)	(c)

(a) Reflects the impact from acquisitions.
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

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 27, 2017	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 27, 2017	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 27, 2017	By:	/s/ Karen L. Parkhill
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

Dated: June 27, 2017	By:	/s/ Bradley E. Lerman
Bradley E. Lerman