Form 10-Q
period 2017-07-28
Medtronic plc
filed 2017-09-01
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 28, 2017
Commission File Number 001-36820
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
Yes x No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer x	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 1(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No x
As of August 29, 2017, 1,354,591,435 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 28, 2017	July 29, 2016
Net sales	$7,390	$7,166

Costs and expenses:
Cost of products sold	2,349	2,261
Research and development expense	548	556
Selling, general, and administrative expense	2,485	2,428
Restructuring charges, net	8	94
Certain litigation charges	—	82
Acquisition-related items	44	52
Divestiture-related items	47	—
Amortization of intangible assets	454	487
Other expense, net	66	39
Operating profit	1,389	1,167

Interest income	(92)	(93)
Interest expense	286	272
Interest expense, net	194	179
Income before provision for income taxes	1,195	988
Provision for income taxes	186	59
Net income	1,009	929
Net loss attributable to noncontrolling interests	7	—
Net income attributable to Medtronic	$1,016	$929

Basic earnings per share	$0.75	$0.67

Diluted earnings per share	$0.74	$0.66

Basic weighted average shares outstanding	1,361.9	1,392.2

Diluted weighted average shares outstanding	1,375.6	1,407.1

Cash dividends declared per ordinary share	$0.46	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Net income	$1,009	$929

Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	30	115
Translation adjustment	831	(350)
Net change in retirement obligations	(1)	25
Unrealized (loss) gain on derivatives	(171)	54
Other comprehensive income (loss)	689	(156)
Comprehensive income including noncontrolling interests	1,698	773
Comprehensive loss attributable to noncontrolling interests	7	—
Comprehensive income attributable to Medtronic	$1,705	$773
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 28, 2017	April 28, 2017
ASSETS

Current assets:
Cash and cash equivalents	$4,691	$4,967
Investments	8,397	8,741
Accounts receivable, less allowances of $168 and $155, respectively	5,784	5,591
Inventories, net	3,538	3,338
Other current assets	2,000	1,865
Current assets held for sale	369	371
Total current assets	24,779	24,873

Property, plant, and equipment	9,890	9,691
Accumulated depreciation	(5,503)	(5,330)
Property, plant, and equipment, net	4,387	4,361
Goodwill	39,196	38,515
Other intangible assets, net	23,006	23,407
Tax assets	1,598	1,509
Other assets	1,284	1,232
Noncurrent assets held for sale	6,000	5,919
Total assets	$100,250	$99,816

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$8,058	$7,520
Accounts payable	1,759	1,731
Accrued compensation	1,304	1,860
Accrued income taxes	717	633
Other accrued expenses	3,251	2,442
Current liabilities held for sale	59	34
Total current liabilities	15,148	14,220

Long-term debt	25,953	25,921
Accrued compensation and retirement benefits	1,663	1,641
Accrued income taxes	2,170	2,405
Deferred tax liabilities	2,610	2,978
Other liabilities	1,026	1,515
Noncurrent liabilities held for sale	893	720
Total liabilities	49,463	49,400

Commitments and contingencies (Notes 3 and 16)

Shareholders’ equity:
Ordinary shares— par value $0.0001	—	—
Additional paid-in capital	28,553	29,551
Retained earnings	24,043	23,356
Accumulated other comprehensive loss	(1,924)	(2,613)
Total shareholders’ equity	50,672	50,294
Noncontrolling interests	115	122
Total equity	50,787	50,416
Total liabilities and equity	$100,250	$99,816
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Operating Activities:
Net income	$1,009	$929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636	737
Amortization of debt premium, discount, and issuance costs	(10)	7
Acquisition-related items	(1)	(5)
Provision for doubtful accounts	10	9
Deferred income taxes	58	32
Stock-based compensation	92	79
Other, net	6	(85)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(88)	196
Inventories, net	(164)	(101)
Accounts payable and accrued liabilities	(392)	(298)
Other operating assets and liabilities	(419)	50
Net cash provided by operating activities	737	1,550
Investing Activities:
Acquisitions, net of cash acquired	—	(12)
Additions to property, plant, and equipment	(278)	(330)
Purchases of investments	(615)	(1,044)
Sales and maturities of investments	971	1,104
Other investing activities, net	5	(2)
Net cash provided by (used in) investing activities	83	(284)
Financing Activities:
Acquisition-related contingent consideration	(3)	(11)
Change in current debt obligations, net	569	926
Issuance of long-term debt	18	33
Payments on long-term debt	(8)	(17)
Dividends to shareholders	(625)	(599)
Issuance of ordinary shares	143	214
Repurchase of ordinary shares	(1,233)	(1,763)
Other financing activities	(2)	57
Net cash used in financing activities	(1,141)	(1,160)
Effect of exchange rate changes on cash and cash equivalents	45	78
Net change in cash and cash equivalents	(276)	184
Cash and cash equivalents at beginning of period	4,967	2,876
Cash and cash equivalents at end of period	$4,691	$3,060
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$417	$115
Interest	68	68

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company) for the periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2017.
The accompanying unaudited consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been fully eliminated in consolidation.
The Company’s fiscal years 2018, 2017, and 2016 will end or ended on April 27, 2018, April 28, 2017, and April 29, 2016, respectively.
2. New Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings; eliminating the requirement to classify the excess tax benefits and deficiencies as additional paid-in capital. Cash flows related to excess tax benefits are to be classified in operating activities in the statement of cash flows rather than financing. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. The standard also allows an entity to withhold up to the maximum statutory tax rate and classify the awards as equity. The Company prospectively adopted this guidance in the first quarter of fiscal year 2018. The Company has elected to continue to estimate forfeitures. The adoption of this guidance resulted in no cumulative adjustment to retained earnings and increases of $24 million to net income and $0.02 to diluted earnings per share for the three months ended July 28, 2017.
In October 2016, the FASB issued guidance that requires the tax effect of intra-entity transactions, other than sales of inventory, to be recognized when the transaction occurs. Previously, U.S. GAAP prohibited the recognition of current and deferred income taxes associated with an intra-entity asset transfer until an asset had been sold to a third-party. This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, such as equipment or intangibles, when the transfer occurs. The adoption of this pronouncement is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has early adopted this guidance, as permitted, in the first quarter of fiscal year 2018. As a result of this adoption, the Company increased its beginning retained earnings by $296 million. The adoption of this guidance also resulted in decreases of $25 million to net income and $0.02 to diluted earnings per share for the three months ended July 28, 2017.
Not Yet Adopted
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and may be applied either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of the change recognized at the date of initial application (modified retrospective method). The Company intends to adopt this guidance under the modified retrospective method. Based

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

on the Company's evaluation performed of the amended revenue recognition guidance to date, the Company does not expect the adoption of the amended guidance to have a material impact on the Company's consolidated financial statements. The Company is continuing to evaluate the impact of the amended guidance, including the new disclosure requirements. Additionally, the Company will continue to monitor any modifications, clarifications, and interpretations communicated by the FASB that may impact its conclusions.
In January 2016, the FASB issued guidance which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance also includes a simplified impairment assessment of equity investments without readily determinable fair values and presentation and disclosure changes. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is unable to estimate the impact of the future adoption of this guidance on its financial statements as it will depend on the equity investments at the adoption date.
In February 2016, the FASB issued guidance which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the impact of the lease guidance on the Company's consolidated financial statements and anticipates recording additional assets and corresponding liabilities on its consolidated balance sheets related to operating leases within its lease portfolio upon adoption of the guidance.
In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The guidance requires a goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting guidance is required for the Company to adopt beginning in the first quarter of fiscal year 2021. Early adoption is permitted, and the guidance should be applied prospectively. The impact of the new guidance will be dependent on the specific facts and circumstances of future impairments, if any.
3. Acquisitions and Acquisition-Related Items
HeartWare International, Inc.
On August 23, 2016, the Company's Cardiac and Vascular Group acquired HeartWare International, Inc. (HeartWare), a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients around the world suffering from advanced heart failure. Total consideration for the transaction was approximately $1.1 billion. The Company accounted for the acquisition as a business combination using the acquisition method of accounting. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the business acquired are recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from the business combination is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired business, and post-acquisition synergies. The results of operations of the acquired business have been included in the Company’s consolidated statements of income since the date the business was acquired.

The Company acquired $602 million of technology-based and customer-related intangible assets and $23 million of tradenames, with estimated useful lives of 15 and 5 years, respectively, and $481 million of goodwill. The acquired goodwill is not deductible for tax purposes. In addition, the Company acquired $245 million of debt through the acquisition, of which the Company redeemed $203 million as part of a cash tender offer in August 2016 and the remaining $42 million of debt acquired is due December 2017. During the measurement period, which ended on August 22, 2017, adjustments were made to finalize the allocation of purchase price related to other assets, goodwill, and contingent liabilities.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The acquisition date fair values of the assets and liabilities acquired are as follows:

(in millions)	HeartWare International, Inc.
Other current assets	$351
Property, plant, and equipment	14
Other intangible assets	625
Goodwill	481
Other assets	84
Total assets acquired	1,555

Current liabilities	143
Deferred tax liabilities	6
Long-term debt	245
Other liabilities	89
Total liabilities assumed	483
Net assets acquired	$1,072
For additional information on the Company's fiscal year 2017 acquisitions, refer to Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017.
Acquisition-Related Items
During the three months ended July 28, 2017, the Company recognized acquisition-related items expense of $53 million, including $9 million recognized within cost of products sold in the consolidated statements of income. Acquisition-related items expense includes $46 million of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as information technology system implementation, benefits harmonization, and accelerated and incremental stock compensation expense. Acquisition-related items expense also includes changes in the fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
During the three months ended July 29, 2016, the Company recognized acquisition-related items expense of $52 million, including $44 million of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as information technology system implementation and benefits harmonization, and $8 million of accelerated and incremental stock compensation expense.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Consideration

Certain of the Company’s business combinations involve potential payments of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period using Level 3 inputs, and the change in fair value is recognized within acquisition-related items in the consolidated statements of income. Contingent consideration payments related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected revenues are based on the Company's most recent internal operational budgets and long-range strategic plans. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurement. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Fair Value at
(in millions)	July 28, 2017	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 32.5%
Revenue-based payments	$103	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2018 - 2026
			Discount rate	0.3% - 5.5%
Product development-based payments	$139	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2018 - 2025
The fair value of contingent consideration at July 28, 2017 and April 28, 2017 was $242 million and $246 million, respectively. At July 28, 2017, $173 million was reflected in other liabilities and $69 million was reflected in other accrued expenses in the consolidated balance sheets. At April 28, 2017, $180 million was reflected in other liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Beginning Balance	$246	$377
Purchase price contingent consideration	—	21
Payments	(3)	(14)
Change in fair value	(1)	(5)
Ending Balance	$242	$379
4. Assets and Liabilities Held for Sale
In April 2017, the Company entered into a definitive agreement for the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group segment. As a result, the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses met the criteria to be classified as held for sale at April 28, 2017 and July 28, 2017, which requires the Company to present the related assets and liabilities as separate line items in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information related to the assets and liabilities that were classified as held for sale in the consolidated balance sheets:

(in millions)	July 28, 2017	April 28, 2017
Inventories, net	$369	$371
Property, plant, and equipment, net	710	689
Goodwill	2,971	2,910
Other intangible assets, net	2,319	2,320
Total assets held for sale	$6,369	$6,290

Other accrued expenses	$59	$34
Accrued compensation and retirement benefits	12	12
Deferred tax liabilities	880	707
Other liabilities	1	1
Total liabilities held for sale	$952	$754
The Company determined that the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses does not meet the criteria to be classified as discontinued operations. The divestiture was completed on July 29, 2017, subsequent to the end of the first quarter of fiscal 2018. See Note 19 to the consolidated financial statements for additional information regarding the completion of the divestiture.
Divestiture-Related Items
Divestiture-related items includes expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. During the three months ended July 28, 2017, the Company recognized divestiture-related items expense of $47 million, including $22 million of legal and advisory services and $16 million of accelerated stock compensation expense. There were no divestiture-related items expenses for the three months ended July 29, 2016.
5. Restructuring Charges
Cost Synergies Initiative
The cost synergies initiative is the Company's restructuring program primarily related to the integration of Covidien. This initiative contributes to the approximately $850 million in cost synergies expected to be achieved as a result of the integration of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, certain program cancellations, and reduction of general and administrative redundancies. Restructuring charges are primarily related to employee termination costs and costs related to manufacturing and facility closures and affect all reportable segments. Cash outlays for the cost synergies initiative restructuring program are scheduled to be substantially complete by the end of fiscal year 2019.

A summary of the restructuring accrual, recorded within other accrued expenses and other liabilities in the consolidated balance sheets, and related activity is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
April 28, 2017	$261	$30	$291
Charges	12	7	19
Cash payments	(38)	(10)	(48)
Accrual adjustments	(6)	1	(5)
July 28, 2017	$229	$28	$257
For the three months ended July 28, 2017, the Company recognized $19 million in charges, which were partially offset by accrual adjustments of $5 million. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination costs being less than initially estimated. For the

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

three months ended July 28, 2017, charges included $5 million recognized within cost of products sold and $1 million recognized within selling, general and administrative expense.
For the three months ended July 29, 2016, the Company recognized $111 million in charges, which were partially offset by accrual adjustments of $7 million. Accrual adjustments primarily relate to certain employees identified for termination finding other positions within the Company. For the three months ended July 29, 2016, charges included $10 million recognized within cost of products sold.
6. Financial Instruments
The Company holds investments such as marketable debt and equity securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The Company also holds cost method, equity method, and other investments which are measured at fair value on a nonrecurring basis. For information regarding the valuation techniques and inputs used in the fair value measurements, refer to Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's investments by significant investment category and the related consolidated balance sheet classification at July 28, 2017:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$653	$1	$(4)	$650	$650	$—
Marketable equity securities	55	48	(2)	101	—	101
Total Level 1	708	49	(6)	751	650	101
Level 2:
Corporate debt securities	4,157	73	(18)	4,212	4,212	—
U.S. government and agency securities	854	—	(9)	845	845	—
Mortgage-backed securities	804	9	(16)	797	797	—
Foreign government and agency securities	49	—	—	49	49	—
Other asset-backed securities	258	1	(1)	258	258	—
Debt funds	1,246	7	(158)	1,095	1,095	—
Total Level 2	7,368	90	(202)	7,256	7,256	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Investments measured at net asset value(1):
Debt Funds	497	—	(6)	491	491	—
Total available-for-sale securities	8,621	139	(217)	8,543	8,397	146
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	627	—	—	N/A	—	627
Total Level 3	627	—	—	N/A	—	627
Total cost method, equity method, and other investments	627	—	—	N/A	—	627
Total investments	$9,248	$139	$(217)	$8,543	$8,397	$773
(1) Certain investments that are measured at the net asset value per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy. The fair value amounts presented herein are intended to permit reconciliation to the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's investments by significant investment category and the related consolidated balance sheet classification at April 28, 2017:

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Debt and Equity Securities
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 28, 2017 and April 28, 2017:

	July 28, 2017
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$927	$(13)	$47	$(5)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	270	(3)	92	(13)
U.S. government and agency securities	898	(13)	—	—
Debt funds	188	(1)	1,126	(163)
Other asset-backed securities	108	(1)	—	—
Marketable equity securities	1	(1)	2	(1)
Total	$2,392	$(32)	$1,311	$(185)

	April 28, 2017
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,263	$(19)	$46	$(4)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	276	(4)	95	(12)
U.S. government and agency securities	896	(15)	—	—
Other asset-backed securities	127	(1)	—	—
Debt funds	173	(1)	1,125	(183)
Marketable equity securities	14	(3)	2	(1)
Total	$2,749	$(43)	$1,312	$(203)

The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at July 28, 2017:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended July 28, 2017 and July 29, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

	Three months ended July 28, 2017
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
April 28, 2017	$45	$1	$44
Total unrealized gains (losses) included in other comprehensive income	—	—	—
July 28, 2017	$45	$1	$44

	Three months ended July 29, 2016
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities
April 29, 2016	$45	$1	$44
Total unrealized gains (losses) included in other comprehensive income	—	—	—
July 29, 2016	$45	$1	$44
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	July 28, 2017		July 29, 2016
(in millions)	Debt(1)	Equity(2)	Debt(1)	Equity(2)
Proceeds from sales	$971	$—	$1,098	$6
Gross realized gains	8	7	7	4
Gross realized losses	(3)	—	(12)	—
Impairment losses recognized	—	—	—	(3)

(1)	Includes available-for-sale debt securities.

(2)	Includes marketable equity securities, cost and equity method investments, and other investments.
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
At July 28, 2017 and April 28, 2017, the credit loss portion of other-than-temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three months ended July 28, 2017 and July 29, 2016 were not significant.
The July 28, 2017 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 28, 2017
Due in one year or less	$888
Due after one year through five years	2,681
Due after five years through ten years	3,203
Due after ten years	84
Total	$6,856

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $101 million and $103 million at July 28, 2017 and April 28, 2017, respectively. The Company did not recognize any significant impairment charges related to marketable equity securities during the three months ended July 28, 2017 and July 29, 2016.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. At July 28, 2017 and April 28, 2017, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $627 million and $589 million, respectively. Cost and equity method investments are measured at fair value on a nonrecurring basis. Changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable are assessed quarterly. If events or changes in circumstances are identified that may have a material adverse effect on the fair value of the investment, the investment is assessed for impairment.
Cost and equity method investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities without quoted market prices. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings. During the three months ended July 28, 2017 and July 29, 2016, the Company did not recognize any significant impairment charges related to cost method investments.
7. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. Commercial paper outstanding at July 28, 2017 was $1.5 billion, as compared to $901 million at April 28, 2017. During the three months ended July 28, 2017, the weighted average original maturity of the commercial paper outstanding was approximately 32 days, and the weighted average interest rate was 1.22 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five year revolving syndicated line of credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. At July 28, 2017 and April 28, 2017, no amounts were outstanding.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remained in compliance with at July 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	July 28, 2017	April 28, 2017
Current debt obligations	2018	$8,058	$7,520

Long-term debt
5.600 percent ten-year 2009 senior notes	2019	400	400
1.700 percent two-year 2017 senior notes	2019	1,000	1,000
4.450 percent ten-year 2010 senior notes	2020	766	766
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
3.350 percent ten-year 2017 senior notes	2027	850	850
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,150	4,150
Interest rate swaps (Note 8)	2021 - 2022	41	40
Capital lease obligations	2019 - 2025	23	23
Bank borrowings	2019 - 2021	171	139
Debt premium, net	2019 - 2045	130	135
Deferred financing costs	2019 - 2045	(124)	(128)
Long-term debt		$25,953	$25,921
Senior Notes
The Company had outstanding unsecured senior obligations, including those described as senior notes in the debt obligations table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at July 28, 2017. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Financial Instruments Not Measured at Fair Value
At July 28, 2017, the estimated fair value of the Company’s Senior Notes, including the current portion, was $30.9 billion compared to a principal value of $28.9 billion. At April 28, 2017, the estimated fair value was $30.4 billion compared to a principal value of $28.9 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $11.8 billion and $10.8 billion at July 28, 2017 and April 28, 2017, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. These derivatives are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets, liabilities, and cash flows. The gross notional amount of these contracts outstanding at July 28, 2017 and April 28, 2017 was $5.4 billion and $4.9 billion, respectively.
The amounts and classification of the losses in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three months ended July 28, 2017 and July 29, 2016 were as follows:

		Three months ended
(in millions)	Classification	July 28, 2017	July 29, 2016
Currency exchange rate contracts losses	Other expense, net	$31	$3
Cash Flow Hedges
Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in other expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings.
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 28, 2017 and July 29, 2016. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 28, 2017 and July 29, 2016. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 28, 2017 and April 28, 2017, was $6.3 billion and $5.8 billion, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of gross gains, classification of the gains in the consolidated statements of income, and the accumulated other comprehensive (loss) income (AOCI) related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 28, 2017 and July 29, 2016 were as follows:

	Three months ended July 28, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$(250)	Other expense, net	$22
Total	$(250)		$22

	Three months ended July 29, 2016
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$121	Other expense, net	$15
Total	$121		$15
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on forward starting interest rate derivative instruments that is designated and qualify as cash flow hedges is reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that is determined to be ineffective is immediately recognized in interest expense, net.
The Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 3.10 percent in anticipation of planned debt issuances. During the fourth quarter of fiscal year 2017, in connection with the issuance of the 2017 Senior Notes, these swaps were terminated. For the three months ended July 29, 2016, there were $23 million of unrealized losses recorded in accumulated other comprehensive loss.
No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in interest expense, net during the three months ended July 29, 2016. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three months ended July 29, 2016.
For the three months ended July 28, 2017 and July 29, 2016, the reclassification of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net was not significant.
At July 28, 2017 and April 28, 2017, the Company had $(134) million and $37 million, respectively, in after-tax net unrealized (losses) gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $37 million of after-tax net unrealized losses at July 28, 2017 will be recognized in the consolidated statements of earnings over the next 12 months.
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
Changes in the fair value of the derivative instrument are recognized in interest expense, net, and are offset by changes in the fair value of the underlying debt instrument. The gains (losses) from terminated interest rate swap agreements are recognized in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction of (addition to) interest expense, net over the remaining life of the related debt. The cash flows from the termination of interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
At both July 28, 2017 and April 28, 2017, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due 2021 and the $675 million 3.125 percent 2012 Senior Notes due 2022.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At both July 28, 2017 and April 28, 2017, the market value of outstanding interest rate swap agreements was an unrealized gain of $41 million, and the market value of the hedged item was an unrealized loss of $41 million. The amounts were recorded in other assets with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recognized as a result of these fair value hedges for the three months ended July 28, 2017 and July 29, 2016. In addition, the Company did not recognize any gains or losses during the three months ended July 28, 2017 or July 29, 2016 on firm commitments that no longer qualify as fair value hedges.
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 28, 2017 and April 28, 2017. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	July 28, 2017
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$60	Other accrued expenses	$124
Interest rate contracts	Other assets	41	Other liabilities	—
Currency exchange rate contracts	Other assets	25	Other liabilities	76
Total derivatives designated as hedging instruments		$126		$200
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$22	Other accrued expenses	$68
Total return swap	Prepaid expenses and other current assets	6	Other accrued expenses	—
Cross currency interest rate contracts	Other assets	5	Other liabilities	10
Total derivatives not designated as hedging instruments		33		78
Total derivatives		$159		$278

	April 28, 2017
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$152	Other accrued expenses	$43
Interest rate contracts	Other assets	41	Other liabilities	—
Currency exchange rate contracts	Other assets	48	Other liabilities	14
Total derivatives designated as hedging instruments		$241		$57
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	16	Other accrued expenses	36
Cross currency interest rate contracts	Other assets	5	Other liabilities	11
Total derivatives not designated as hedging instruments		21		47
Total derivatives		$262		$104

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 28, 2017		April 28, 2017
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$107	$52	$216	$46
Derivative liabilities	268	10	93	11
The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a gross basis, even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

	July 28, 2017
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$107	$(106)	$—	$1
Interest rate contracts	41	(27)	—	14
Cross currency interest rate contracts	5	(2)	—	3
Total return swap	6	—	—	6
	$159	$(135)	$—	$24

Derivative liabilities:
Currency exchange rate contracts	$(268)	$133	$—	$(135)
Cross currency interest rate contracts	(10)	2	—	(8)
	(278)	135	—	(143)
Total	$(119)	$—	$—	$(119)

	April 28, 2017
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$216	$(58)	$(55)	$103
Interest rate contracts	41	(15)	(5)	21
Cross currency interest rate contracts	5	(2)	—	3
	$262	$(75)	$(60)	$127

Derivative liabilities:
Currency exchange rate contracts	$(93)	$73	$—	$(20)
Cross currency interest rate contracts	(11)	2	—	(9)
	(104)	75	—	(29)
Total	$158	$—	$(60)	$98

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

9. Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. Inventory balances, net of reserves, were as follows:

(in millions)	July 28, 2017	April 28, 2017
Finished goods	$2,326	$2,211
Work in-process	490	458
Raw materials	722	669
Total	$3,538	$3,338
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 28, 2017	$6,651	$20,411	$9,600	$1,853	$38,515
Purchase accounting adjustments	54	—	—	—	54
Currency adjustment, net	58	514	56	(1)	627
July 28, 2017	$6,763	$20,925	$9,656	$1,852	$39,196
The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three months ended July 28, 2017 or July 29, 2016.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 28, 2017		April 28, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,887	$(2,408)	$16,862	$(2,166)
Purchased technology and patents	11,514	(3,883)	11,461	(3,690)
Trademarks and tradenames	773	(480)	772	(461)
Other	79	(45)	77	(42)
Total	$29,253	$(6,816)	$29,172	$(6,359)
Indefinite-lived:
IPR&D	$569		$594

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset impairments during the three months ended July 28, 2017 or July 29, 2016.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company did not recognize any significant indefinite-lived intangibles impairments during the three months ended July 28, 2017 and July 29, 2016. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 28, 2017 and July 29, 2016 was $454 million and $487 million, respectively. Estimated aggregate amortization expense by fiscal year based on the current carrying value of definite-lived intangible assets at July 28, 2017, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility and amortization associated with definite-lived intangible assets classified as held for sale at July 28, 2017, is as follows:

(in millions)	Amortization Expense
Remaining 2018	$1,365
2019	1,741
2020	1,693
2021	1,674
2022	1,631
2023	1,564
11. Income Taxes
The Company’s effective tax rate for the three months ended July 28, 2017 was 15.6 percent, as compared to 6.0 percent for the three months ended July 29, 2016. The increase in the effective tax rate for the three months ended July 28, 2017 was primarily due to certain tax adjustments, changes in the amount and jurisdiction of restructuring charges, net and certain litigation charges, the finalization of certain tax audits, the lapse of a statute of limitations for federal purposes, excess tax benefits related to stock-based compensation due to the adoption of revised guidance, and year over year changes in operational results by jurisdiction.
During the three months ended July 28, 2017, the Company recognized charges of $60 million primarily related to the tax effect from certain restructuring steps taken during the quarter in anticipation of the divestiture of a portion of the Patient Monitoring & Recovery division to Cardinal Health. These charges were recorded within provision for income taxes in the consolidated statement of income for the three months ended July 28, 2017.
During the three months ended July 29, 2016, the Company recognized a $31 million net benefit from certain tax adjustments. A $431 million tax benefit was recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the U.S. Internal Revenue Service (IRS). This benefit was partially offset by a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. In addition, the Company recognized a $29 million charge in connection with the redemption of an intercompany minority interest.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended July 28, 2017, the Company's gross unrecognized tax benefits decreased from $1.9 billion to $1.8 billion. In addition, the Company had accrued gross interest and penalties of $384 million at July 28, 2017. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.8 billion would impact the Company’s effective tax rate. At July 28, 2017, the Company had $92 million of gross unrecognized tax benefits recorded as a current liability within accrued income taxes with the balance recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheet. At April 28, 2017, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheet. The Company will continue to recognize interest and penalties related to income tax matters within provision for income taxes in the consolidated statements of income and record the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 28, 2017	July 29, 2016
Numerator:
Net income attributable to ordinary shareholders	$1,016	$929
Denominator:
Basic – weighted average shares outstanding	1,361.9	1,392.2
Effect of dilutive securities:
Employee stock options	9.2	10.5
Employee restricted stock units	4.0	3.9
Other	0.5	0.5
Diluted – weighted average shares outstanding	1,375.6	1,407.1

Basic earnings per share	$0.75	$0.67
Diluted earnings per share	$0.74	$0.66
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 4 million ordinary shares both for the three months ended July 28, 2017 and July 29, 2016, because their effect would be anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three months ended July 28, 2017 and July 29, 2016:

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Stock options	$35	$38
Restricted stock	48	34
Employee stock purchase plan	9	7
Total stock-based compensation expense	$92	$79

Cost of products sold	$10	$11
Research and development expense	9	9
Selling, general, and administrative expense	55	51
Restructuring charges	—	1
Acquisition-related items	2	7
Divestiture-related items	16	—
Total stock-based compensation expense	92	79
Income tax benefits	(25)	(21)
Total stock-based compensation expense, net of tax	$67	$58
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 28, 2017 and July 29, 2016:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Service cost	$29	$29	$17	$19
Interest cost	30	27	7	6
Expected return on plan assets	(52)	(47)	(13)	(12)
Amortization of net actuarial loss	20	23	4	4
Net periodic benefit cost	$27	$32	$15	$17

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive (Loss) Income and Supplemental Equity Disclosure
The following table provides changes in AOCI, net of tax and by component.

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,452)	$(1,129)	$37	$(2,613)
Other comprehensive income (loss) before reclassifications	39	831	(17)	(159)	694
Reclassifications	(9)	—	16	(12)	(5)
Other comprehensive income (loss)	30	831	(1)	(171)	689
July 28, 2017	$(39)	$(621)	$(1,130)	$(134)	$(1,924)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2016	$(107)	$(474)	$(1,197)	$(90)	$(1,868)
Other comprehensive income (loss) before reclassifications	116	(350)	—	62	(172)
Reclassifications	(1)	—	25	(8)	16
Other comprehensive income (loss)	115	(350)	25	54	(156)
July 29, 2016	$8	$(824)	$(1,172)	$(36)	$(2,024)

The income tax on gains and losses on available-for-sale securities in other comprehensive income before reclassifications during the three months ended July 28, 2017 and July 29, 2016 was an expense of $17 million and $52 million, respectively. During the three months ended July 28, 2017, realized gains and losses on available-for-sale securities reclassified from AOCI were reduced by income taxes of $4 million. During the three months ended July 29, 2016, there was no income tax impact on realized gains and losses on available-for-sale securities reclassified from AOCI. When realized, gains and losses on available-for-sale securities reclassified from AOCI are recognized within other expense, net. Refer to Note 6 to the consolidated financial statements for additional information.

Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

The net change in retirement obligations in other comprehensive income includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during the three months ended July 28, 2017 was a benefit of $4 million. During the three months ended July 29, 2016, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. During the three months ended July 28, 2017 and July 29, 2016, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $8 million and $2 million, respectively. Refer to Note 14 to the consolidated financial statements for additional information.

The income tax on unrealized gains and losses on derivative financial instruments in other comprehensive income before reclassifications during the three months ended July 28, 2017 and July 29, 2016 was a benefit of $91 million and an expense of $36 million, respectively. During the three months ended July 28, 2017 and July 29, 2016, gains and losses on derivative financial instruments reclassified from AOCI were reduced by income taxes of $8 million and $6 million, respectively. When realized, cash flow hedge gains and losses reclassified from AOCI are recognized within other expense, net, and forward starting interest rate derivative financial instrument gains and losses reclassified from AOCI are recognized within interest expense, net. Refer to Note 8 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The supplemental equity schedule below presents changes in the Company's noncontrolling interests and total shareholders' equity for the three months ended July 28, 2017.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 28, 2017	$50,294	$122	$50,416
Net income	1,016	(7)	1,009
Other comprehensive income	689	—	689
Dividends to shareholders	(625)	—	(625)
Issuance of shares under stock purchase and award plans	138	—	138
Repurchase of ordinary shares	(1,228)	—	(1,228)
Stock-based compensation	92	—	92
Cumulative effect of change in accounting principle	296	—	296
July 28, 2017	$50,672	$115	$50,787
16. Commitments and Contingencies
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions. The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At July 28, 2017 and April 28, 2017, accrued certain litigation charges were approximately $1.0 billion and $1.1 billion, respectively. The ultimate cost to the Company with respect to accrued certain litigation charges could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued certain litigation charges in other accrued expenses and other liabilities on the consolidated balance sheets.
In addition to litigation contingencies, the Company also has certain income tax and guarantee obligations that may potentially result in future charges. While it is not possible to predict the outcome for most of the matters discussed below, the Company believes it is possible that charges associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

INFUSE Litigation
The Company estimated law firms representing approximately 6,000 claimants asserted or intended to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of June 1, 2017, the Company had reached agreements to settle substantially all of these claims, resolving this litigation. The Company's accrued expenses for this matter are included within accrued certain litigation charges as discussed above.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic, Inc. violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. In September of 2015, the Court granted Medtronic’s motion to dismiss the primary allegations, including the RICO claims, in Humana’s complaint. In April of 2016, the Court denied Humana's motion to file an amended complaint. In June of 2017, the Company settled this matter with no admission of liability, bringing this matter to a conclusion. The Company’s accrued expenses for this matter are included within accrued certain litigation charges as discussed above.
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of August 1, 2017, the Company had reached agreements to settle approximately 12,900 of these claims. The Company's accrued expenses for this matter are included within accrued certain litigation charges as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements and engaged in a scheme to defraud regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September, 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the District Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and in December of 2016 the Eighth Circuit Court reversed and remanded the case to the District Court for further proceedings. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
COVIDIEN ACQUISITION
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the District Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion. On March 20, 2015, the District Court issued its order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal, and, in January of 2016, the Minnesota State Court of Appeals affirmed in part, reversed in part, and remanded the case to the District Court for further proceedings. In February of 2016, the Company petitioned the Minnesota Supreme Court to review the decision of the Minnesota State Court of Appeals, and on April 19, 2016 the Minnesota Supreme Court granted the Company’s petition on the issue of whether most of the original claims are properly characterized as direct or derivative under Minnesota law. In August of 2017, the Minnesota Supreme Court affirmed the decision of the Minnesota State Court of Appeals, sending the matter back to the trial court for further proceedings. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
HEARTWARE
On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against HeartWare on behalf of all persons and entities who purchased or otherwise acquired shares of HeartWare from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims HeartWare and one of its executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, HeartWare’s response to a June 2014 U.S. FDA warning letter, the development of the Miniaturized Ventricular Assist Device (MVAD) System and the proposed acquisition of Valtech Cardio Ltd. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of HeartWare’s stock during the Class Period. In August of 2016 the Company acquired HeartWare. The Company's accrued expenses for this matter are included within accrued certain litigation charges as discussed above.
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
On July 29, 2002, following a March 2002 trial, the District Court entered an opinion and order which held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that Covidien was liable for the cost of performing a study of the river and bay. The District Court subsequently appointed an independent study panel to oversee the study and ordered Covidien to pay costs associated with the study. A report issued by the study panel contains recommendations for a variety of potential remedial options which could be implemented individually or in a variety of combinations, and included preliminary cost estimates for a variety of potential remedial options, which the report describes as “very rough estimates of cost,” ranging from $25 million to $235 million. The report indicates that these costs are subject to uncertainties, and that before any remedial option is implemented, further engineering studies and engineering design work are necessary to determine the feasibility of the proposed remedial options. In June of 2014, a trial was held to determine if remediation was necessary and feasible, and on September 2, 2015, the District Court issued an order concluding that further engineering study and engineering design work is appropriate to determine the nature and extent of remediation in the Penobscot River and Bay. In January of 2016, the Court appointed an engineering firm to conduct the next phase of the study. The study is targeted for completion in calendar year 2018.
The Company's accrued expenses for environmental proceedings are included within accrued certain litigation charges as discussed above.
Government Matters
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company's accrued expenses for these matters are included within accrued certain litigation charges as discussed above.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3, a subsidiary of the Company, requesting production of documents relating to sales and marketing and other issues in connection with several neurovascular products. The matters under investigation relate to activities prior to Covidien's acquisition of ev3 in 2010. ev3 complied as required with the subpoena and cooperated with the investigation. The Company's accrued expenses for this matter are included within accrued certain litigation charges as discussed above.
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
In May 2017, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2012, 2013, and 2014. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the utilization of certain net operating losses. The Company disagrees with the IRS and will attempt to resolve these matters at the IRS Appellate level.
Covidien and the IRS have concluded and reached agreement on its audit of Covidien’s U.S. federal income tax returns for all tax years through 2009. The IRS continues to audit Covidien’s U.S. federal income tax returns for the years 2010 through 2012. The statute of limitations for Covidien’s 2013 U.S. federal income tax returns lapsed during the first quarter of fiscal year 2018.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
See Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017 for additional information.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

17. Segment and Geographic Information
Segment information
The Company’s management evaluates segment performance and allocates resources based on net sales and earnings before interest expense, net, the provision for income taxes, and amortization of intangible assets, not including centralized distribution costs and corporate charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017. The financial information that is regularly reviewed by the Company's chief operating decision maker to assess performance and allocate resources changed during fiscal year 2017. As a result, the Company has revised the disclosure for the prior period to align with current presentation.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Segment disclosures are on a performance basis consistent with internal management reporting. Certain items are at corporate and centralized and are not allocated to the segments. Net sales and earnings before interest expense, net, the provision for income taxes, and amortization of intangible assets, not including centralized distribution costs and corporate charges by reportable segments are as follows:

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Cardiac and Vascular Group	$2,646	$2,518
Minimally Invasive Therapies Group	2,486	2,424
Restorative Therapies Group	1,809	1,772
Diabetes Group	449	452
Net Sales	$7,390	$7,166

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Cardiac and Vascular Group	$1,011	$954
Minimally Invasive Therapies Group	875	824
Restorative Therapies Group	680	669
Diabetes Group	112	159
Reportable segments' EBITA before other adjustments	2,678	2,606
Restructuring charges, net	(14)	(104)
Acquisition-related items	(53)	(52)
Divestiture-related items	(48)	—
Certain litigation charges	—	(82)
Amortization of intangible assets	(454)	(487)
Centralized distribution costs	(442)	(401)
Interest expense, net	(194)	(179)
Corporate	(278)	(313)
Income before provision for income taxes	$1,195	$988

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Americas (1)	$4,367	$4,297
EMEA (2)	1,732	1,650
Asia-Pacific	857	822
Greater China	434	397
Net Sales	$7,390	$7,166
(1) The U.S., which is included in the Americas, had net sales to external customers of $4.0 billion for both the three months ended July 28, 2017 and July 29, 2016.
(2) EMEA consists of Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented.
18. Guarantor Financial Information
Medtronic plc and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a wholly-owned subsidiary guarantor, each have provided full and unconditional guarantees of the obligations of Medtronic, Inc. under the Senior Notes (Medtronic Senior Notes) and full and unconditional guarantees of the obligations of Covidien International Finance S.A. (CIFSA) under the Senior Notes (CIFSA Senior Notes). The guarantees of the CIFSA Senior Notes are in addition to the guarantees of the CIFSA Senior Notes by Covidien Ltd. and Covidien Group Holdings Ltd., both of which are wholly-owned subsidiary guarantors of the CIFSA Senior Notes. Effective March 28, 2017, Medtronic plc and Medtronic, Inc. each provided a full and unconditional guarantee of the obligations of Medtronic Luxco under the Medtronic Luxco Senior Notes. The following is a summary of these guarantees:

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

The following presents the Company’s consolidating statements of comprehensive income for the three months ended July 28, 2017 and July 29, 2016, condensed consolidating balance sheets at July 28, 2017 and April 28, 2017, and condensed consolidating statements of cash flows for the three months ended July 28, 2017 and July 29, 2016. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

During the first quarter of fiscal year 2018, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$303	$—	$7,390	$(303)	$7,390

Costs and expenses:
Cost of products sold	—	222	—	2,433	(306)	2,349
Research and development expense	—	158	—	390	—	548
Selling, general, and administrative expense	3	301	—	2,181	—	2,485
Restructuring charges, net	—	1	—	7	—	8
Acquisition-related items	—	29	—	15	—	44
Divestiture-related items	—	9	—	38	—	47
Amortization of intangible assets	—	2	—	452	—	454
Other (income) expense, net	13	(477)	—	530	—	66
Operating profit (loss)	(16)	58	—	1,344	3	1,389

Interest income	—	(71)	(110)	(334)	423	(92)
Interest expense	49	441	35	184	(423)	286
Interest expense (income), net	49	370	(75)	(150)	—	194
Equity in net (income) loss of subsidiaries	(1,079)	(815)	(1,004)	—	2,898	—
Income from operations before income taxes	1,014	503	1,079	1,494	(2,895)	1,195
Provision (benefit) for income taxes	(2)	(77)	—	265	—	186
Net income	1,016	580	1,079	1,229	(2,895)	1,009
Net loss attributable to noncontrolling interests	—	—	—	7	—	7
Net income attributable to Medtronic	1,016	580	1,079	1,236	(2,895)	1,016
Other comprehensive income (loss), net of tax	689	(7)	689	680	(1,362)	689
Other comprehensive loss attributable to non-controlling interests	—	—	—	7	—	7
Total comprehensive income	$1,705	$573	$1,768	$1,916	$(4,257)	$1,705

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 29, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$348	$—	$7,166	$(348)	$7,166

Costs and expenses:
Cost of products sold	—	250	—	2,365	(354)	2,261
Research and development expense	—	163	—	393	—	556
Selling, general, and administrative expense	3	280	—	2,145	—	2,428
Restructuring charges, net	—	16	—	78	—	94
Certain litigation charges	—	—	—	82	—	82
Acquisition-related items	—	23	—	29	—	52
Amortization of intangible assets	—	3	—	484	—	487
Other (income) expense, net	11	(640)	—	668	—	39
Operating profit (loss)	(14)	253	—	922	6	1,167

Interest income	—	(60)	(156)	(282)	405	(93)
Interest expense	16	408	1	252	(405)	272
Interest (income) expense, net	16	348	(155)	(30)	—	179
Equity in net (income) loss of subsidiaries	(957)	(1,174)	(802)	—	2,933	—
Income from operations before income taxes	927	1,079	957	952	(2,927)	988
Provision (benefit) for income taxes	(2)	22	—	39	—	59
Net income	929	1,057	957	913	(2,927)	929
Other comprehensive income (loss), net of tax	(156)	95	(156)	(172)	233	(156)
Total comprehensive income	$773	$1,152	$801	$741	$(2,694)	$773

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$63	$29	$4,599	$—	$4,691
Investments	—	—	—	8,397	—	8,397
Accounts receivable, net	—	—	—	5,784	—	5,784
Inventories, net	—	166	—	3,547	(175)	3,538
Intercompany receivable	94	—	—	12,960	(13,054)	—
Other current assets	7	278	—	1,715	—	2,000
Current assets held for sale	—	—	—	369	—	369
Total current assets	101	507	29	37,371	(13,229)	24,779
Property, plant, and equipment, net	—	1,325	—	3,062	—	4,387
Goodwill	—	—	—	39,196	—	39,196
Other intangible assets, net	—	17	—	22,989	—	23,006
Tax assets	—	809	—	789	—	1,598
Investment in subsidiaries	57,874	72,950	54,584	—	(185,408)	—
Intercompany loans receivable	3,000	11,731	18,121	28,694	(61,546)	—
Other assets	—	452	—	832	—	1,284
Noncurrent assets held for sale	—	—	—	6,000	—	6,000
Total assets	$60,975	$87,791	$72,734	$138,933	$(260,183)	$100,250
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$5,000	$1,473	$1,585	$—	$8,058
Accounts payable	—	347	—	1,412	—	1,759
Intercompany payable	13	13,041	—	—	(13,054)	—
Accrued compensation	7	454	—	843	—	1,304
Accrued income taxes	13	—	—	704	—	717
Other accrued expenses	1	506	16	2,728	—	3,251
Current liabilities held for sale	—	—	—	59	—	59
Total current liabilities	34	19,348	1,489	7,331	(13,054)	15,148
Long-term debt	—	21,789	1,841	2,323	—	25,953
Accrued compensation and retirement benefits	—	1,116	—	547	—	1,663
Accrued income taxes	10	1,582	—	578	—	2,170
Intercompany loans payable	10,259	13,161	18,533	19,593	(61,546)	—
Deferred tax liabilities	—	—	—	2,610	—	2,610
Other liabilities	—	154	—	872	—	1,026
Noncurrent liabilities held for sale	—	—	—	893	—	893
Total liabilities	10,303	57,150	21,863	34,747	(74,600)	49,463
Shareholders’ equity	50,672	30,641	50,871	104,071	(185,583)	50,672
Noncontrolling interests	—	—	—	115	—	115
Total equity	50,672	30,641	50,871	104,186	(185,583)	50,787
Total liabilities and equity	$60,975	$87,791	$72,734	$138,933	$(260,183)	$100,250

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$45	$5	$4,917	$—	$4,967
Investments	—	—	—	8,741	—	8,741
Accounts receivable, net	—	—	—	5,591	—	5,591
Inventories, net	—	155	—	3,361	(178)	3,338
Intercompany receivable	63	—	—	12,618	(12,681)	—
Other current assets	10	227	—	1,628	—	1,865
Current assets held for sale	—	—	—	371	—	371
Total current assets	73	427	5	37,227	(12,859)	24,873
Property, plant, and equipment, net	—	1,311	—	3,050	—	4,361
Goodwill	—	—	—	38,515	—	38,515
Other intangible assets, net	—	20	—	23,387	—	23,407
Tax assets	—	727	—	782	—	1,509
Investment in subsidiaries	55,833	71,909	52,618	—	(180,360)	—
Intercompany loans receivable	3,000	12,162	16,114	32,774	(64,050)	—
Other assets	—	434	—	798	—	1,232
Noncurrent assets held for sale	—	—	—	5,919	—	5,919
Total assets	$58,906	$86,990	$68,737	$142,452	$(257,269)	$99,816
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$5,000	$901	$1,619	$—	$7,520
Accounts payable	—	304	—	1,427	—	1,731
Intercompany payable	12	12,669	—	—	(12,681)	—
Accrued compensation	9	734	—	1,117	—	1,860
Accrued income taxes	13	—	—	620	—	633
Other accrued expenses	—	352	4	2,086	—	2,442
Current liabilities held for sale	—	—	—	34	—	34
Total current liabilities	34	19,059	905	6,903	(12,681)	14,220
Long-term debt	—	21,782	1,842	2,297	—	25,921
Accrued compensation and retirement benefits	—	1,120	—	521	—	1,641
Accrued income taxes	10	1,658	—	737	—	2,405
Intercompany loans payable	8,568	13,151	17,160	25,171	(64,050)	—
Deferred tax liabilities	—	—	—	2,978	—	2,978
Other liabilities	—	153	—	1,362	—	1,515
Noncurrent liabilities held for sale	—	—	—	720	—	720
Total liabilities	8,612	56,923	19,907	40,689	(76,731)	49,400
Shareholders' equity	50,294	30,067	48,830	101,641	(180,538)	50,294
Noncontrolling interests	—	—	—	122	—	122
Total equity	50,294	30,067	48,830	101,763	(180,538)	50,416
Total liabilities and equity	$58,906	$86,990	$68,737	$142,452	$(257,269)	$99,816

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$24	$(355)	$86	$982	$—	$737
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—
Additions to property, plant, and equipment	—	(68)	—	(210)	—	(278)
Purchases of investments	—	—	—	(615)	—	(615)
Sales and maturities of investments	—	—	—	971	—	971
Net (increase) decrease in intercompany loans	—	431	(2,007)	4,080	(2,504)	—
Other investing activities, net	—	—	—	5	—	5
Net cash provided by (used in) investing activities	—	363	(2,007)	4,231	(2,504)	83
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(3)	—	(3)
Change in current debt obligations, net	—	—	572	(3)	—	569
Issuance of long-term debt	—	—	—	18	—	18
Payments on long-term debt	—	—	—	(8)	—	(8)
Dividends to shareholders	(625)	—	—	—	—	(625)
Issuance of ordinary shares	143	—	—	—	—	143
Repurchase of ordinary shares	(1,233)	—	—	—	—	(1,233)
Net intercompany loan borrowings (repayments)	1,691	10	1,373	(5,578)	2,504	—
Intercompany dividend paid	—	—	—	—	—	—
Other financing activities	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	(24)	10	1,945	(5,576)	2,504	(1,141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	45	—	45
Net change in cash and cash equivalents	—	18	24	(318)	—	(276)
Cash and cash equivalents at beginning of period	—	45	5	4,917	—	4,967
Cash and cash equivalents at end of period	$—	$63	$29	$4,599	$—	$4,691

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 29, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$440	$534	$13	$563	$—	$1,550
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(12)	—	(12)
Additions to property, plant, and equipment	—	—	—	(330)	—	(330)
Purchases of investments	—	—	—	(1,206)	162	(1,044)
Sales and maturities of investments	—	162	—	1,104	(162)	1,104
Net (increase) decrease in intercompany loans	—	(541)	(1,787)	(785)	3,113	—
Capital contribution paid	—	(162)	—	—	162	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	(541)	(1,787)	(1,231)	3,275	(284)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(11)	—	(11)
Change in current debt obligations, net	—	—	975	(49)	—	926
Issuance of long-term debt	—	—	—	33	—	33
Payments on long-term debt	—	—	—	(17)	—	(17)
Dividends to shareholders	(599)	—	—	—	—	(599)
Issuance of ordinary shares	214	—	—	—	—	214
Repurchase of ordinary shares	(1,763)	—	—	—	—	(1,763)
Net intercompany loan borrowings (repayments)	1,708	(2)	854	553	(3,113)	—
Capital contribution received	—	—	—	162	(162)	—
Other financing activities	—	—	—	57	—	57
Net cash provided by (used in) financing activities	(440)	(2)	1,829	728	(3,275)	(1,160)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	78	—	78
Net change in cash and cash equivalents	—	(9)	55	138	—	184
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$46	$55	$2,959	$—	$3,060

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,390	$—	$7,390

Costs and expenses:
Cost of products sold	—	—	—	2,349	—	2,349
Research and development expense	—	—	—	548	—	548
Selling, general, and administrative expense	3	—	—	2,482	—	2,485
Restructuring charges, net	—	—	—	8	—	8
Acquisition-related items	—	—	—	44	—	44
Divestiture-related items	—	—	—	47	—	47
Amortization of intangible assets	—	—	—	454	—	454
Other (income) expense, net	13	1	—	52	—	66
Operating profit (loss)	(16)	(1)	—	1,406	—	1,389
Interest income	—	(16)	(112)	(112)	148	(92)
Interest expense	49	23	35	327	(148)	286
Interest expense (income), net	49	7	(77)	215	—	194
Equity in net (income) loss of subsidiaries	(1,079)	(390)	(1,002)	—	2,471	—
Income from operations before income taxes	1,014	382	1,079	1,191	(2,471)	1,195
Provision (benefit) for income taxes	(2)	—	—	188	—	186
Net income	1,016	382	1,079	1,003	(2,471)	1,009
Net loss attributable to noncontrolling interests	—	—	—	7	—	7
Net income attributable to Medtronic	1,016	382	1,079	1,010	(2,471)	1,016
Other comprehensive income (loss), net of tax	689	94	689	689	(1,472)	689
Other comprehensive loss attributable to non controlling interests	—	—	—	7	—	7
Total comprehensive income	$1,705	$476	$1,768	$1,699	$(3,943)	$1,705

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 29, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,166	$—	$7,166

Costs and expenses:
Cost of products sold	—	—	—	2,261	—	2,261
Research and development expense	—	—	—	556	—	556
Selling, general, and administrative expense	3	—	—	2,425	—	2,428
Restructuring charges, net	—	—	—	94	—	94
Certain litigation charges	—	—	—	82	—	82
Acquisition-related items	—	—	—	52	—	52
Amortization of intangible assets	—	—	—	487	—	487
Other (income) expense, net	11	1	—	27	—	39
Operating profit (loss)	(14)	(1)	—	1,182	—	1,167
Interest income	—	(29)	(157)	(106)	199	(93)
Interest expense	16	32	1	422	(199)	272
Interest expense (income), net	16	3	(156)	316	—	179
Equity in net (income) loss of subsidiaries	(957)	(877)	(801)	—	2,635	—
Income from operations before income taxes	927	873	957	866	(2,635)	988
Provision (benefit) for income taxes	(2)	—	—	61	—	59
Net income	929	873	957	805	(2,635)	929
Other comprehensive income (loss), net of tax	(156)	42	(156)	(156)	270	(156)
Total comprehensive income	$773	$915	$801	$649	$(2,365)	$773

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$30	$4,661	$—	$4,691
Investments	—	—	—	8,397	—	8,397
Accounts receivable, net	—	—	—	5,784	—	5,784
Inventories, net	—	—	—	3,538	—	3,538
Intercompany receivable	94	—	60	13	(167)	—
Other current assets	7	—	—	1,993	—	2,000
Current assets held for sale	—	—	—	369	—	369
Total current assets	101	—	90	24,755	(167)	24,779
Property, plant, and equipment, net	—	—	—	4,387	—	4,387
Goodwill	—	—	—	39,196	—	39,196
Other intangible assets, net	—	—	—	23,006	—	23,006
Tax assets	—	—	—	1,598	—	1,598
Investment in subsidiaries	57,874	31,684	53,258	—	(142,816)	—
Intercompany loans receivable	3,000	2,795	19,390	18,634	(43,819)	—
Other assets	—	—	—	1,284	—	1,284
Noncurrent assets held for sale	—	—	—	6,000	—	6,000
Total assets	$60,975	$34,479	$72,738	$118,860	$(186,802)	$100,250
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$1,163	$1,473	$5,422	$—	$8,058
Accounts payable	—	—	—	1,759	—	1,759
Intercompany payable	13	—	—	154	(167)	—
Accrued compensation	7	—	—	1,297	—	1,304
Accrued income taxes	13	—	—	704	—	717
Other accrued expenses	1	33	20	3,197	—	3,251
Current liabilities held for sale	—	—	—	59	—	59
Total current liabilities	34	1,196	1,493	12,592	(167)	15,148
Long-term debt	—	2,128	1,841	21,984	—	25,953
Accrued compensation and retirement benefits	—	—	—	1,663	—	1,663
Accrued income taxes	10	—	—	2,160	—	2,170
Intercompany loans payable	10,259	1,371	18,533	13,656	(43,819)	—
Deferred tax liabilities	—	—	—	2,610	—	2,610
Other liabilities	—	—	—	1,026	—	1,026
Noncurrent liabilities held for sale	—	—	—	893	—	893
Total liabilities	10,303	4,695	21,867	56,584	(43,986)	49,463
Shareholders’ equity	50,672	29,784	50,871	62,161	(142,816)	50,672
Noncontrolling interests	—	—	—	115	—	115
Total equity	50,672	29,784	50,871	62,276	(142,816)	50,787
Total liabilities and equity	$60,975	$34,479	$72,738	$118,860	$(186,802)	$100,250

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$33	$5	$4,929	$—	$4,967
Investments	—	—	—	8,741	—	8,741
Accounts receivable, net	—	—	—	5,591	—	5,591
Inventories, net	—	—	—	3,338	—	3,338
Intercompany receivable	63	—	60	12	(135)	—
Other current assets	10	—	—	1,855	—	1,865
Current assets held for sale	—	—	—	371	—	371
Total current assets	73	33	65	24,837	(135)	24,873
Property, plant, and equipment, net	—	—	—	4,361	—	4,361
Goodwill	—	—	—	38,515	—	38,515
Other intangible assets, net	—	—	—	23,407	—	23,407
Tax assets	—	—	—	1,509	—	1,509
Investment in subsidiaries	55,833	31,055	51,294	—	(138,182)	—
Intercompany loans receivable	3,000	2,978	17,383	17,260	(40,621)	—
Other assets	—	—	—	1,232	—	1,232
Noncurrent assets held for sale	—	—	—	5,919	—	5,919
Total assets	$58,906	$34,066	$68,742	$117,040	$(178,938)	$99,816
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$1,176	$901	$5,443	$—	$7,520
Accounts payable	—	—	—	1,731	—	1,731
Intercompany payable	12	—	—	123	(135)	—
Accrued compensation	9	—	—	1,851	—	1,860
Accrued income taxes	13	—	—	620	—	633
Other accrued expenses	—	23	8	2,411	—	2,442
Current liabilities held for sale	—	—	—	34	—	34
Total current liabilities	34	1,199	909	12,213	(135)	14,220
Long-term debt	—	2,133	1,842	21,946	—	25,921
Accrued compensation and retirement benefits	—	—	—	1,641	—	1,641
Accrued income taxes	10	—	—	2,395	—	2,405
Intercompany loans payable	8,568	1,369	17,161	13,523	(40,621)	—
Deferred tax liabilities	—	—	—	2,978	—	2,978
Other liabilities	—	—	—	1,515	—	1,515
Noncurrent liabilities held for sale	—	—	—	720	—	720
Total liabilities	8,612	4,701	19,912	56,931	(40,756)	49,400
Shareholders' equity	50,294	29,365	48,830	59,987	(138,182)	50,294
Noncontrolling interests	—	—	—	122	—	122
Total Equity	50,294	29,365	48,830	60,109	(138,182)	50,416
Total liabilities and equity	$58,906	$34,066	$68,742	$117,040	$(178,938)	$99,816

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$24	$234	$88	$641	$(250)	$737
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—
Additions to property, plant, and equipment	—	—	—	(278)	—	(278)
Purchases of investments	—	—	—	(615)	—	(615)
Sales and maturities of investments	—	—	—	971	—	971
Net (increase) decrease in intercompany loans	—	183	(2,007)	(1,374)	3,198	—
Capital contribution paid	—	(452)	—	—	452	—
Other investing activities, net	—	—	—	5	—	5
Net cash provided by (used in) investing activities	—	(269)	(2,007)	(1,291)	3,650	83
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(3)	—	(3)
Change in current debt obligations, net	—	—	572	(3)	—	569
Issuance of long-term debt	—	—	—	18	—	18
Payments on long-term debt	—	—	—	(8)	—	(8)
Dividends to shareholders	(625)	—	—	—	—	(625)
Issuance of ordinary shares	143	—	—	—	—	143
Repurchase of ordinary shares	(1,233)	—	—	—	—	(1,233)
Net intercompany loan borrowings (repayments)	1,691	2	1,372	133	(3,198)	—
Intercompany dividend paid	—	—	—	(250)	250	—
Capital contribution received	—	—	—	452	(452)	—
Other financing activities	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	(24)	2	1,944	337	(3,400)	(1,141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	45	—	45
Net change in cash and cash equivalents	—	(33)	25	(268)	—	(276)
Cash and cash equivalents at beginning of period	—	33	5	4,929	—	4,967
Cash and cash equivalents at end of period	$—	$—	$30	$4,661	$—	$4,691

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 29, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$440	$(7)	$—	$1,117	$—	$1,550
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(12)	—	(12)
Additions to property, plant, and equipment	—	—	—	(330)	—	(330)
Purchases of investments	—	—	—	(1,044)	—	(1,044)
Sales and maturities of investments	—	—	—	1,104	—	1,104
Net (increase) decrease in intercompany loans	—	4,290	(1,774)	3,334	(5,850)	—
Capital contributions paid	—	(325)	—	—	325	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	3,965	(1,774)	3,050	(5,525)	(284)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(11)	—	(11)
Change in current debt obligations, net	—	—	975	(49)	—	926
Issuance of long-term debt	—	—	—	33	—	33
Payments on long-term debt	—	—	—	(17)	—	(17)
Dividends to shareholders	(599)	—	—	—	—	(599)
Issuance of ordinary shares	214	—	—	—	—	214
Repurchase of ordinary shares	(1,763)	—	—	—	—	(1,763)
Net intercompany loan borrowings (repayments)	1,708	(4,081)	854	(4,331)	5,850	—
Capital contributions received	—	—	—	325	(325)	—
Other financing activities	—	—	—	57	—	57
Net cash provided by (used in) financing activities	(440)	(4,081)	1,829	(3,993)	5,525	(1,160)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	78	—	78
Net change in cash and cash equivalents	—	(123)	55	252	—	184
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$85	$55	$2,920	$—	$3,060

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

19. Subsequent Events
On July 29, 2017, the Company's Minimally Invasive Therapies Group sold the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Patient Monitoring and Recovery division to Cardinal Health, Inc. (Cardinal) for total consideration of $6.1 billion. Among the product lines included in the divestiture are the dental/animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. The divestiture also included 17 dedicated manufacturing sites. The after-tax proceeds are estimated to be approximately $5.6 billion to $5.8 billion. In connection with the transaction, the Company has entered into Transition Service Agreements (TSAs) and Transition Manufacturing Agreements (TMAs) with Cardinal designed to ensure and facilitate an orderly transfer of business operations. The TSAs are primarily related to administrative services for terms generally between 6 and 12 months, with an ability to extend upon mutual agreement of both parties. Under the TMAs, both the Company and Cardinal will manufacture and supply certain products to each other for a transition period of up to 5 years. On August 3, 2017, the Company used a portion of the proceeds received from Cardinal to repay its senior unsecured term loan, including accrued interest, for $3.0 billion.
On August 10, 2017 the Company received a tax ruling confirming the treatment of various intercompany transactions which have the effect of utilizing the $12 billion of non-U.S. special deductions previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2017. The ruling will allow the Company to offset some of the gain on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses as well as recognize an income tax benefit associated with an intercompany sale of intellectual property. The Company is still assessing the financial statement impact of these events.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 28, 2017.
Early in the week of June 19, 2017, we experienced an information technology system disruption that affected our customer ordering, distribution, and manufacturing processes globally. Our system has been fully restored. While the system disruption had some impact on our overall performance for the three months ended July 28, 2017, we have concluded that the impact was not material to our revenue or earnings per share for the three months ended July 28, 2017 or full fiscal year 2018.
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
Management uses non-GAAP financial measures to facilitate management’s review of the operational performance of the Company and as a basis for strategic planning. Management believes that non-GAAP financial measures provide useful information to investors regarding the underlying business trends and performance of the Company’s ongoing operations and are useful for period over period comparisons of such operations. The non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s operations. Investors should not consider results reflecting non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP and are cautioned that Medtronic may calculate results reflecting non-GAAP financial measures in a way that is different from other companies.
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
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by the Non-GAAP Adjustments that take place during the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate

(Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Tax Rate is calculated as the provision for income taxes, adjusted for the impact of Non-GAAP Adjustments, as a percentage of income before provision for income taxes, excluding Non-GAAP Adjustments.
Free cash flow is a non-GAAP financial measure calculated by subtracting property, plant, and equipment additions from operating cash flows.
Refer to the “GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Summary of Cash Flows" sections for reconciliations of our results of operations prepared in accordance with U.S. GAAP to the adjusted non-GAAP measurements considered by management.
EXECUTIVE LEVEL OVERVIEW
Medtronic is among the world's largest medical technology, services, and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. We employ more than 84,000 full-time employees worldwide, serving physicians, hospitals, and patients in approximately 160 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.

Net income attributable to Medtronic for the three months ended July 28, 2017 was $1.0 billion, or $0.74 per diluted share, as compared to net income attributable to Medtronic for the three months ended July 29, 2016 of $929 million, or $0.66 per diluted share, representing increases of 9 percent and 12 percent, respectively.

The table below illustrates net sales by operating segment for the three months ended July 28, 2017 and July 29, 2016:

	Three months ended
(in millions)	July 28, 2017	July 29, 2016	% Change
Cardiac and Vascular Group	$2,646	$2,518	5%
Minimally Invasive Therapies Group	2,486	2,424	3
Restorative Therapies Group	1,809	1,772	2
Diabetes Group	449	452	(1)
Total Net Sales	$7,390	$7,166	3%

Currency had an unfavorable impact of $33 million on net sales for the three months ended July 28, 2017, as compared to the three months ended July 29, 2016 when using the average exchange rates in effect during the prior fiscal year period. For the three months ended July 28, 2017, the acquisitions of HeartWare and Smith & Nephew's gynecology business contributed $92 million to our total net sales growth.

Our performance continues to be fueled by our three growth strategies: therapy innovation, globalization, and economic value. We are creating competitive advantages and capitalizing on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems. In our therapy innovation growth strategy, we continue to see strong adoption of our products across all our operating segments. In globalization, net sales in emerging markets and non-U.S. developed markets grew 11 percent and 4 percent, respectively, during the three months ended July 28, 2017 as compared to the corresponding period in the prior fiscal year as we continue to expand access to our products and services around the world. In our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions across each of our operating segments. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume. See our discussion in the “Net Sales” section of this Management's Discussion and Analysis for more information on the results of our operating segments.

GAAP to Non-GAAP Reconciliation We provide non-GAAP financial measures to facilitate review of our operational performance and as a basis for strategic planning. Management believes that in order to properly understand its short-term and long-term financial trends, including period over period comparisons of the company’s operations, investors may find it useful to exclude the effect of certain charges or gains that contribute to or reduce earnings but that result from transactions or events that management believes may or may not recur with similar materiality or impact to operations in future periods. Refer to our discussion in the "Costs and Expenses" and "Income Taxes" sections of this Management's Discussion and Analysis for more information on the Non-GAAP Adjustments. Non-GAAP financial measures should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP, and investors are cautioned that Medtronic may calculate non-GAAP financial measures in a way that is different from other companies.
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 28, 2017 and July 29, 2016:

	Three months ended July 28, 2017
(in millions)	Income Before Provision for Income Taxes	Diluted EPS (1)	Provision for Income Taxes (2)	Effective Tax Rate
GAAP	$1,195	$0.74	$186	15.6%
Non-GAAP Adjustments:
Restructuring charges, net	14	0.01	2	14.3
Acquisition-related items	53	0.03	14	26.4
Divestiture-related items	48	0.03	8	16.7
Amortization of intangible assets	454	0.27	80	17.6
Certain tax adjustments	—	0.04	(60)	—
Non-GAAP	$1,764	$1.12	$230	13.0%

	Three months ended July 29, 2016
(in millions)	Income Before Provision for Income Taxes	Diluted EPS(1)	Provision for Income Taxes (2)	Effective Tax Rate
GAAP	$988	$0.66	$59	6.0%
Non-GAAP Adjustments:
Restructuring charges, net	104	0.06	25	24.0
Certain litigation charges	82	0.04	30	36.6
Acquisition-related items	52	0.03	13	25.0
Amortization of intangible assets	487	0.27	111	22.8
Certain tax adjustments	—	(0.02)	31	—
Non-GAAP	$1,713	$1.03	$269	15.7%

(1)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

GAAP diluted EPS and Non-GAAP diluted EPS for the first quarter of fiscal year 2018 were $0.74 and $1.12 per diluted share, respectively, as compared to $0.66 and $1.03 per diluted share, respectively, for the first quarter in the prior fiscal year, representing an increase of 12% and 9%, respectively. A key contributor to the growth in GAAP diluted EPS and Non-GAAP diluted EPS was solid operating margin expansion due to the continued execution on our cost savings initiatives, including cost synergies from the Covidien acquisition, strategic sourcing initiatives, global footprint optimization, and the expansion of share services and centers of excellence. GAAP diluted EPS and Non-GAAP diluted EPS growth was also driven by revenue growth in emerging markets and non-U.S. developed markets, most notably in Latin America, China, and the Middle East. The growth year-over-year reflects the strength of our underlying businesses and stable growth of our markets, as well as the diversification benefit of our groups and regions.

CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect our best judgment about economic and market conditions and the potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Our critical accounting estimates include the following:
Revenue Recognition Rebates are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, we consider the lag time between the point of sale and the payment of the rebate claim, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience and recognize such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales for the three months ended July 28, 2017 and July 29, 2016 were $751 million and $736 million, respectively.
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimates of probable losses resulting from litigation and governmental proceedings involving us are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 16 to the current period's consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 16 to the current period's consolidated financial statements, we believe it is possible that costs associated with these matters could have a material adverse impact on our consolidated earnings, financial position, and/or cash flows.
Income Tax Reserves We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
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
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. We assess the impairment of goodwill at the reporting unit level annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $39.2 billion and $38.5 billion at July 28, 2017 and April 28, 2017, respectively.
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rates, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. Definite-lived intangible assets, net of accumulated amortization, were $22.4 billion and $22.8 billion at July 28, 2017 and April 28, 2017, respectively.
We assess the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangibles require us to make several estimates about fair value, including projected future cash flows and the appropriate discount rates. Indefinite-lived intangible assets were $569 million and $594 million at July 28, 2017 and April 28, 2017, respectively.
Contingent Consideration Contingent consideration liabilities are recorded at the acquisition date at estimated fair value and are remeasured each reporting period with the change in fair value recognized within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration may result from changes in the estimated timing and amount of revenue, estimated timing or probability of achieving the milestones which trigger payment, or discount rates. The fair value of contingent consideration liabilities was $242 million and $246 million at July 28, 2017 and April 28, 2017, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's consolidated financial statements.
NET SALES
The table below illustrates net sales by operating segment and division for the three months ended July 28, 2017 and July 29, 2016:

	Three months ended
(in millions)	July 28, 2017	July 29, 2016	% Change
Cardiac Rhythm & Heart Failure	$1,390	$1,334	4%
Coronary & Structural Heart	817	762	7
Aortic & Peripheral Vascular	439	422	4
Cardiac and Vascular Group	2,646	2,518	5
Surgical Solutions	1,399	1,348	4
Patient Monitoring & Recovery	1,087	1,076	1
Minimally Invasive Therapies Group	2,486	2,424	3
Spine	649	645	1
Brain Therapies	522	489	7
Specialty Therapies	369	356	4
Pain Therapies	269	282	(5)
Restorative Therapies Group	1,809	1,772	2
Diabetes Group	449	452	(1)
Total	$7,390	$7,166	3%

Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three months ended July 28, 2017 were $2.6 billion, an increase of 5 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 28, 2017 of $12 million as a result of the change in exchange rates from the three months ended July 29, 2016. The Cardiac and Vascular Group's net sales for the three months ended July 28, 2017, as compared to the corresponding period in the prior fiscal year, benefited from strong net sales growth in all three divisions, as well as the acquisition of HeartWare in the second quarter of fiscal year 2017. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three months ended July 28, 2017 were $1.4 billion, an increase of 4 percent as compared to the corresponding period in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales growth for the three months ended July 28, 2017 was driven by strong growth in Arrhythmia Management and Heart Failure. The strong growth in Arrhythmia Management was driven by growth in AF Solutions, increased penetration of the Micra transcatheter pacing system as a result of receiving final approval for reimbursement in the U.S. from the Centers for Medicare & Medicaid Services during the fourth quarter of fiscal year 2017, the strong adoption of the TYRX absorbable antibacterial envelope, and growth in Diagnostics driven by the continued global demand of the Reveal LINQ insertable cardiac monitor. The strong net sales growth in Heart Failure for the three months ended July 28, 2017 was driven by strong demand for the CRT-P quadripolar pacing system, which launched in in the U.S. in the first quarter of fiscal year 2018, as well as the benefit from the acquisition of HeartWare, which was acquired during the second quarter of fiscal year 2017.
Coronary & Structural Heart net sales for the three months ended July 28, 2017 were $817 million, an increase of 7 percent as compared to the corresponding period in the prior fiscal year. Coronary & Structural Heart net sales growth for the three months ended July 28, 2017 was largely driven by the strong customer adoption of the Evolut PRO Transcatheter Aortic Valve system (Evolut PRO) in the U.S., as well as the continued demand for the Evolut R 34mm transcatheter aortic heart valve in the U.S. and Europe.
Aortic & Peripheral Vascular net sales for the three months ended July 28, 2017 were $439 million, an increase of 4 percent as compared to the corresponding period in the prior fiscal year. Aortic & Peripheral Vascular net sales growth for the three months ended July 28, 2017 was driven by success of the Heli-FX EndoAnchor System and the Endurant IIs aortic stent graft, as well strong performance in drug-coated balloons. Continued strong adoption of the HawkOne 6 French directional atherectomy system also contributed to net sales growth for the three months ended July 28, 2017.
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

•
Acceptance and future growth from Evolut PRO, which provides control during deployment to assist with accurate positioning with the ability to recapture and reposition the valve. Evolut PRO received U.S. FDA approval and launched in the fourth quarter of fiscal year 2017. Evolut PRO also received CE Mark approval at the end of the first quarter of fiscal year 2018 and will launch in Europe during the second quarter of fiscal year 2018.

•
Acceptance and future growth from the market release of Resolute Onyx, which launched in the first quarter of fiscal year 2018 in the U.S. and in Japan. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during procedures.

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

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, dialysis, and monitors. Net sales results for the three months ended July 28, 2017 and July 29, 2016 also include sales of compression, enteral feeding, wound care, and medical surgical product lines which were divested to Cardinal Health on July 29, 2017. The Minimally Invasive Therapies Group’s net sales for the three months ended July 28, 2017 were $2.5 billion, an increase of 3 percent as compared to the first quarter in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 28, 2017 of $14 million as a result of the change in exchange rates from the three months ended July 29, 2016. The Minimally Invasive Therapies Group's net sales for the three months ended July 28, 2017 benefited from the acquisition of Smith & Nephew's gynecology business in the second quarter of fiscal year 2017. See the more detailed discussion of each division's performance below.
Surgical Solutions net sales for the three months ended July 28, 2017 were $1.4 billion, an increase of 4 percent as compared to the corresponding period in the prior fiscal year. Surgical Solutions net sales growth was driven by ongoing new product launches in Advanced Stapling and Advanced Energy. In Advanced Stapling, endo stapling specialty reloads with Tri-Staple technology are driving growth, as well as the continued adoption of the Signia powered stapler, which contributed growth across the regions in which it has been launched. Advanced Energy benefited from the launch of new LigaSure vessel sealing instruments, the Valleylab F10 energy platform, and growth in emerging markets. Surgical Solutions also benefited from the acquisition of Smith & Nephew's gynecology business, which was acquired during the second quarter of fiscal year 2017.

Patient Monitoring & Recovery net sales for the three months ended July 28, 2017 were $1.1 billion, an increase of 1 percent as compared to the three months ended July 29, 2016. Patient Monitoring & Recovery net sales growth was driven by sales of Nellcor pulse oximetry products, Capnostream capnography monitors, capnography disposables, and growth in emerging markets.

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

•
The July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Patient Monitoring & Recovery division to Cardinal Health. Net sales of the businesses included in the divestiture were $579 million and $588 million for the three months ended July 28, 2017 and July 29, 2016, respectively. We have entered into Transition Manufacturing Agreements (TMAs) with Cardinal Health designed to ensure and facilitate an orderly transfer of business operations. The TMAs will contribute net sales for a transition period of up to five years.

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

•
Continued acceptance and future growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. In addition, the HD multi-pass system reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment. The system is expected to launch in late fiscal year 2019 or early fiscal year 2020 depending on regulatory requirements.

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

•
Continued and future acceptance of less invasive standards of care, including the areas of GI solutions and advanced ablation. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, the Emprint ablation system with Thermosphere Technology which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost.

•
Continued and future acceptance of interventional lung solutions. Products include the superDimension GenCut core biopsy system and the Triple Needle Cytology Brush, a lung tissue biopsy tool for use with the superDimension navigation system. The superDimension system enables a minimally invasive approach to accessing difficult-to-reach areas of the lung, which may aid in the diagnosis of lung cancer.

•
Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding with our fiscal year 2017 acquisition of Smith and Nephew's gynecology business. The addition expanded and strengthened the surgical offerings and complemented our global gynecology business.

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three months ended July 28, 2017 were $1.8 billion, an increase of 2 percent as compared to the first quarter in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 28, 2017 of $7 million as a result of the change in exchange rates from the three months ended July 29, 2016. Net sales growth for the three months ended July 28, 2017 was driven by Brain Therapies, Specialty Therapies, and Spine growth, partially offset by declines in Pain Therapies. See the more detailed discussion of each division’s performance below.
Spine net sales for the three months ended July 28, 2017 were $649 million, an increase of 1 percent as compared to the corresponding period in the prior fiscal year. Spine net sales growth was driven by growth in Core Spine in the U.S., Greater China, and Latin America and the return of InductOs to the European market, partially offset by slight declines in BMP. Growth in Core Spine was driven by the success of our Surgical Synergy strategy, which integrates our spinal implants with imaging and navigation equipment sold by our Neurosurgery business, and launch of new technologies such as the CD Horizon Solera Voyager system and ELEVATE expandable cage. Spine net sales growth was also driven by our "Speed-to-Scale" initiative, which involves faster innovation cycles and the launching of a steady cadence of new products at scale with sets immediately available for the entire market.
Brain Therapies net sales for the three months ended July 28, 2017 were $522 million, an increase of 7 percent as compared to the corresponding period in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neursurgery. Neurovascular net sales growth was driven by strong sales of our Solitaire family of revascularization devices for acute ischemic stroke, Axium detachable coils, and Navien intracranial support catheter. Neurosurgery net sales growth was driven by StealthStation S8 surgical navigation system launches in the U.S. and Europe. Net sales growth in Neurovascular and Neurosurgery was partially offset by declines in Brain Modulation due to competitive pressures in the U.S. and Europe.
Specialty Therapies net sales for the three months ended July 28, 2017 were $369 million, an increase of 4 percent as compared to the corresponding period in the prior fiscal year. Specialty Therapies net sales growth was driven by growth in ENT, Pelvic Health, and Transformative Solutions (formerly known as Advanced Energy). ENT net sales growth was driven by continued strong growth in NuVent sinus balloons and image-guided surgery products, Pelvic Health net sales growth was driven by strong InterStim growth in the U.S, and Transformative Solutions net sales growth was driven by the Aquamantys Transcollation and PEAK PlasmaBlade technologies.
Pain Therapies net sales for the three months ended July 28, 2017 were $269 million, a decrease of 5 percent as compared to the corresponding period in the prior fiscal year. The decrease in net sales was driven by decreases in our Spinal Cord Stimulation products due to competitive pressures in the U.S. and Europe, partially offset by growth in Interventional from the OsteoCool RF Spinal Tumor ablation system and strong sales in Japan and China.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•	Continued market acceptance of our new integrated solutions through the Surgical Synergy strategy, which integrates our spinal implants and imaging and navigation equipment.

•
Continued success of our "Speed-to-Scale" program launches, which involves faster innovation cycles and launching a steady cadence of new products at scale with sets immediately available for the entire market.

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

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders and epilepsy (approved in Europe). We anticipate continued competitive pressures in Europe and the U.S.

•
Continued acceptance and growth of our Specialty Therapies, including InterStim therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Transformative Solutions products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and Cardiac Rhythm Disease Management device replacements.

•	Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas and ENT power systems.

•
Continued acceptance and growth of the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

•	Continued successful placement of robotic units and associated market adoption of robot-assisted spine procedures, under an exclusive worldwide distributor agreement with Mazor Robotics.
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three months ended July 28, 2017 were $449 million, a decrease of 1 percent as compared to the three months ended July 29, 2016. The Diabetes Group's net sales declined for the three months ended July 28, 2017, primarily as a result of a decline in sales in the U.S. due to ongoing sensor supply constraints, partially offset by growth in international markets due to strong sales in Europe and Asia Pacific of the MiniMed 640G system. In the U.S., we continue to experience strong consumer demand and acceptance of our revolutionary 670G hybrid closed loop system, with Guardian Sensor3 CGM.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued sensor supply constraints, along with higher than expected demand, will impact production as we prioritize fulfillment against our installed base of patients first. We expect new sensor manufacturing lines to be ready for commercial production by the fourth quarter of fiscal year 2018, at which time we expect to have the capacity needed to meet the rapidly growing sensor demand.

•
Acceptance and future growth of the MiniMed 670G system, the first hybrid closed loop system in the world. The system features our most advanced SmartGuard HCL algorithm, which enables improved glucose control with reduced user input. The MiniMed 670G system received U.S. FDA approval during the second quarter of fiscal year 2017 and launched in the U.S. in June 2017. The sensor supply constraint described above will delay the growth acceleration of the 670G system into the fourth quarter of fiscal year 2018.

•	Changes in medical reimbursement policies and programs, along with payor coverage of the MiniMed 670G system.

•
Acceptance of the MiniMed 630G system, which includes the insulin pump and Enlite CGM sensor. This system launched in the U.S. in fiscal year 2017 and combines proprietary SmartGuard technology featured in the MiniMed 530G system with a brand new hardware platform and user-friendly design.

•
Continued acceptance and future growth of the MiniMed 640G system with SmartGuard predictive low-glucose management, which has launched in Europe, Australia, and select countries in Latin America and Asia, and the MiniMed 620G system, the first integrated system customized for the Japanese market.

•
Continued acceptance and future growth of Guardian Connect continuous glucose monitoring (CGM) system which displays information directly to a smartphone. This system received CE mark in 2016 and has launched internationally, with an expected U.S. launch in the second half of fiscal year 2018.

•	Continued partnership with UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members access to our advanced diabetes technology and comprehensive support services.

•
Continued partnership and future growth of our outcomes-based agreement with Aetna, where a component of our pump reimbursement will now be based on successfully meeting clinical improvement thresholds as part of our value-based healthcare solutions.

OPERATIONS BY MARKET GEOGRAPHY
The tables below include net sales by market geography for each of our operating segments for the three months ended July 28, 2017 and July 29, 2016:

	Three months ended July 28, 2017			Three months ended July 29, 2016
(in millions)	U.S.(1)	Non-U.S. Developed Markets(2)	Emerging Markets(3)	U.S.(1)	Non-U.S. Developed Markets(2)	Emerging Markets(3)
Cardiac and Vascular Group	$1,333	$887	$426	$1,297	$829	$392
Minimally Invasive Therapies Group	1,245	865	376	1,235	863	326
Restorative Therapies Group	1,221	394	194	1,207	384	181
Diabetes Group	243	167	39	263	155	34
Total	$4,042	$2,313	$1,035	$4,002	$2,231	$933

(1)	U.S. includes the United States and U.S. territories

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above
For the three months ended July 28, 2017, net sales in the U.S. increased 1 percent; non-U.S. developed markets increased 4 percent; and emerging markets increased 11 percent, as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact of $33 million on net sales for the three months ended July 28, 2017, as compared to the three months ended July 29, 2016 when using the average exchange rates in effect during the prior fiscal year period. Net sales growth in the U.S. was led by growth in the Cardiac and Vascular Group, while growth in non-U.S. developed markets was led by strong performance in the Cardiac and Vascular Group. Emerging market sales growth was driven by solid performance in all of our groups.
COSTS AND EXPENSES
Cost of Products Sold

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Net sales	$7,390	$7,166
Cost of products sold	2,349	2,261
Gross profit	$5,041	$4,905

Gross margin percent	68.2%	68.4%
We continue to focus on reducing our costs of production through channel optimization, supply chain management, and changes to our manufacturing network. For the three months ended July 28, 2017 and July 29, 2016, gross margin percent was 68.2 percent and 68.4 percent, respectively. The slight decrease in gross margin percent in the first quarter of fiscal year 2018 was due to the unfavorable impact of currency exchange.

Research and Development & Selling, General, and Administrative Expense
The following is a summary of research and development and selling, general, and administrative expenses as a percent of net sales:

	Three months ended
	July 28, 2017	July 29, 2016
Research and development expense	7.4%	7.8%
Selling, general, and administrative expense	33.6%	33.9%
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, that lead to enhanced quality of life, and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
Research and development expense for the three months ended July 28, 2017 and July 29, 2016 was $548 million and $556 million, respectively. Research and development expense decreased as a percentage of sales due to the timing of project work and clinical trials.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions. Selling, general, and administrative expense primarily consists of salaries and wages, as well as other administrative costs, such as professional fees and marketing expenses.
Selling, general, and administrative expense for the three months ended July 28, 2017 and July 29, 2016 was $2.5 billion and $2.4 billion, respectively. Selling, general, and administrative expense decreased as a percentage of net sales for the three months ended July 28, 2017 as compared to the corresponding period in the prior fiscal year due to cost savings associated with selling, general, and administrative expense initiatives. We continue to execute on our cost synergies from the Covidien acquisition, strategic sourcing initiatives, global footprint optimization, and the expansion of share services and centers of excellence.
Other Costs and Expenses

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Restructuring charges, net	8	94
Certain litigation charges	—	82
Acquisition-related items	44	52
Divestiture-related items	47	—
Amortization of intangible assets	454	487
Other expense, net	66	39
Interest expense, net	194	179
Restructuring Charges We incur restructuring charges in connection with our cost-reduction and productivity initiatives or with acquisitions when we implement plans to restructure and integrate the acquired operations.
We began our restructuring program related to the acquisition of Covidien, the cost synergies initiative, in the fourth quarter of fiscal year 2015. We anticipate approximately $850 million in cost synergies to be achieved as a result of the Covidien acquisition through fiscal year 2018, including administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Restructuring charges are primarily related to employee termination costs and costs related to manufacturing and facility closures. Although costs associated with the cost synergies initiative restructuring program are expected be finalized in fiscal year 2018, this initiative has created a catalyst for potential additional operating margin expansion programs. We are committed to areas of improvement that will deliver sustained productivity, including manufacturing consolidation, supply chain and sourcing, customer-facing operations, and enabling functions, such as human resources, finance, and legal operations.
Our restructuring reserve balances at July 28, 2017 and April 28, 2017 were $257 million and $291 million, respectively. During the three months ended July 28, 2017, we recognized restructuring charges of $19 million, which were partially offset by accrual adjustments of $5 million. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination costs being less than initially estimated. For the three months ended July 28, 2017, restructuring charges included $5 million recognized within cost of products sold and $1 million recognized within selling, general and administrative expense.

During the three months ended July 29, 2016, we recognized restructuring charges of $111 million, which were partially offset by accrual adjustments of $7 million related to certain employees identified for termination finding other positions within the Company. For the three months ended July 29, 2016, restructuring charges included $10 million recognized within cost of products sold.
For additional information about our restructuring program, see Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal proceedings as certain litigation charges. During the three months ended July 28, 2017, there were no certain litigation charges. During the three months ended July 29, 2016, we recognized $82 million of certain litigation charges related to probable and estimable damages.
Acquisition-Related Items During the three months ended July 28, 2017, the Company recognized acquisition-related items expense of $53 million, including $9 million recognized within cost of products sold in the consolidated statements of income. Acquisition-related items expense includes $46 million of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as IT system implementation, benefits harmonization, and accelerated and incremental stock compensation expense. Acquisition-related items expense also includes changes in the fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
During the three months ended July 29, 2016, the Company recognized acquisition-related items expense of $52 million, including $44 million of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as IT system implementation and benefits harmonization, and $8 million of accelerated and incremental stock compensation expense.
Divestiture-Related Items Divestiture-related items includes expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. During the three months ended July 28, 2017, the Company recognized divestiture-related items expense of $47 million, including $22 million of legal and advisory services and $16 million of accelerated stock compensation expense. There were no divestiture-related items expenses for the three months ended July 29, 2016.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $454 million and $487 million for the three months ended July 28, 2017 and July 29, 2016, respectively. The decrease in amortization expense was primarily attributable to the discontinuation of amortization on the definite-lived intangible assets classified as assets held for sale at April 28, 2017 and July 28, 2017 related to the divestiture of a portion of our Patient Monitoring & Recovery division.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, currency transaction and derivative gains and losses, impairment charges on equity securities, and Puerto Rico excise tax. For the three months ended July 28, 2017, other expense, net was $66 million as compared to $39 million for the corresponding period in the prior fiscal year. The increase was primarily attributable to the timing of gains and losses realized in each period, and was also due, in part, to foreign exchange remeasurement and our hedging programs, which combined were a $5 million loss for the three months ended July 28, 2017, as compared to a $4 million gain for the corresponding period in the prior fiscal year.
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and ineffectiveness on interest rate derivative instruments. For the three months ended July 28, 2017 and July 29, 2016, interest expense, net was $194 million and $179 million, respectively. The increase in interest expense, net during the three months ended July 28, 2017 was largely driven by an increase in total debt obligations, on average, compared to the corresponding period in the prior fiscal year.

INCOME TAXES

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Provision for income taxes	$186	$59
Income from operations before taxes	1,195	988
Effective tax rate	15.6%	6.0%

Non-GAAP provision for income taxes	$230	$269
Non-GAAP income from operations before taxes	1,764	1,713
Non-GAAP Nominal Tax Rate	13.0%	15.7%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(2.6)%	9.7%
Our effective tax rate for the three months ended July 28, 2017 was 15.6 percent, as compared to 6.0 percent for the first quarter in the prior fiscal year. The increase in our effective tax rate for the three months ended July 28, 2017 was primarily due to certain tax adjustments, changes in the amount and jurisdiction of restructuring charges, net and certain litigation charges, operational tax adjustments described below, and year over year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three months ended July 28, 2017 was 13.0 percent, as compared to 15.7 percent for the three months ended July 29, 2016. The decrease in our Non-GAAP Nominal Tax Rate for the three months ended July 28, 2017 was primarily due to the finalization of certain tax audits, the lapse of a statute of limitations for federal purposes, and excess tax benefits related to stock-based compensation due to the adoption of revised guidance. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 28, 2017 of approximately $18 million.
Certain Tax Adjustments During the three months ended July 28, 2017, we recognized charges of $60 million primarily related to the tax effect from certain restructuring steps taken during the quarter in anticipation of the divestiture of a portion of our Patient Monitoring & Recovery division to Cardinal Health.
During the three months ended July 29, 2016, we recognized a $31 million net benefit from certain tax adjustments. A $431 million tax benefit was recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the U.S. Internal Revenue Service (IRS). This benefit was partially offset by a $371 million charge associated with the expected resolution with the IRS for the for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. In addition, we recognized a $29 million charge in connection with the redemption of an intercompany minority interest.
For additional information about certain tax adjustments, see Notes 11 and 16 to the current period's consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES

(in millions)	July 28, 2017	April 28, 2017
Working capital	$9,321	$10,316
Current ratio(1)	1.6:1.0	1.7:1.0
Cash, cash equivalents, and current investments	$13,088	$13,708
Current debt obligations and long-term debt	$34,011	$33,441

(1)	The ratio of current assets to current liabilities, excluding current assets and current liabilities held for sale, at July 28, 2017 and April 28, 2017.
We believe our balance sheet and liquidity provide us with flexibility in the future. Approximately $6 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents and investments, as well as our $3.5 billion revolving credit facility and related commercial paper program ($1.5 billion of commercial paper outstanding at July 28, 2017), will satisfy our foreseeable operating needs for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.

Agency Rating(1)
	July 28, 2017	April 28, 2017
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at July 28, 2017 were unchanged as compared to the ratings at April 28, 2017. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and our $3.5 billion revolving credit facility and related commercial paper program.
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
For the three months ended July 28, 2017, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At July 28, 2017, we have $215 million of gross unrealized losses on our aggregate current and noncurrent available-for-sale debt securities of $8.4 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely impact our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. See Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.

Summary of Cash Flows

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Cash provided by (used in):
Operating activities	$737	$1,550
Investing activities	83	(284)
Financing activities	(1,141)	(1,160)
Effect of exchange rate changes on cash and cash equivalents	45	78
Net change in cash and cash equivalents	$(276)	$184
Operating Activities The $813 million decrease in net cash provided was primarily driven by an increase in cash paid for income taxes of $302 million, an increase in certain litigation payments of $102 million, net cash outflows for collateral related to our currency exchange rate derivative instruments, and a decrease in cash collected from customers. The increase in cash paid for income taxes was primarily a result of settlement payments for U.S federal income taxes for fiscal years 2012 to 2014 as well as audit settlements outside of the U.S. during the three months ended July 28, 2017. We did not make any significant settlement payments during the three months ended July 29, 2016. The decrease in cash collected from customers is partially attributable to delays in billing and collections stemming from the SAP outage during the three months ended July 28, 2017. For more information on collateral received/posted and contingencies, see Notes 8 and 16, respectively, to the current period's consolidated financial statements.
Investing Activities The $367 million increase in net cash provided was primarily attributable to higher net sales of investments of $296 million and a decrease in capital expenditures of $52 million.
Financing Activities The $19 million decrease in net cash used is primarily attributable to a decrease in share repurchases of $530 million partially offset by a reduction of commercial paper borrowings of $357 million.
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

	Three months ended
(in millions)	July 28, 2017	July 29, 2016
Net cash provided by operating activities	$737	$1,550
Net cash used in investing activities	83	(284)
Net cash used in financing activities	(1,141)	(1,160)

Net cash provided by operating activities	$737	$1,550
Additions to property, plant, and equipment	(278)	(330)
Free cash flow	$459	$1,220

Dividends to shareholders	$625	$599
Repurchase of ordinary shares	1,233	1,763
Issuances of ordinary shares	(143)	(214)
Return to shareholders	$1,715	$2,148
Return of operating cash flow percentage	233%	139%
Return of free cash flow percentage	374%	176%

Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, was $8.1 billion at July 28, 2017 compared to $7.5 billion at April 28, 2017. We utilize Senior Notes to meet our long-term financing needs. Long-term debt was $26.0 billion at July 28, 2017, as compared to $25.9 billion at April 28, 2017.
Total debt at July 28, 2017 was $34.0 billion, as compared to $33.4 billion at April 28, 2017. The increase in total debt was primarily driven by increased commercial paper borrowings of $572 million.
On August 3, 2017, we used a portion of the proceeds received from Cardinal Health, Inc. in connection with the divestiture of a portion of our Patient Monitoring & Recovery division to repay our senior unsecured term loan, including accrued interest, for $3.0 billion.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At July 28, 2017, we had $1.5 billion of commercial paper outstanding, as compared to $901 million at April 28, 2017. During the three months ended July 28, 2017, the weighted average original maturity of the commercial paper outstanding was approximately 32 days, and the weighted average interest rate was 1.22 percent. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase our borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At July 28, 2017 and April 28, 2017, no amounts were outstanding on the committed line of credit.
Interest rates on advances of our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at July 28, 2017.
We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2015, our Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of our ordinary shares. At April 28, 2017, we had used 51 million of the 80 million shares authorized under the June 2015 share redemption program. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases, replacing the previous 2015 repurchase authorization to redeem up to an aggregate number of ordinary shares. During the three months ended July 28, 2017, we repurchased a total of 14 million at an average price per share of $85.28. At July 28, 2017, we had approximately $4.9 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis, Note 7 to the current period's consolidated financial statements, and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. Such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity shortfalls, decreasing prices and pricing pressure, fluctuations in currency exchange rates, changes in applicable tax rates, positions taken by taxing authorities, adverse regulatory action, delays in regulatory approvals, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to complete or achieve the intended benefits of acquisitions or divestitures, or disruption of our current plans and operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 28, 2017.

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

We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 28, 2017. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes. In a period in which the U.S. dollar, our functional currency, is strengthening/weakening as compared to other currencies, our revenues, expenses, assets, and liabilities denominated in other currencies may be translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 28, 2017 and April 28, 2017 was $11.8 billion and $10.8 billion, respectively. At July 28, 2017, these contracts were in a net unrealized loss position of $166 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 28, 2017 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $924 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 28, 2017 was comprised of debt predominately denominated in U.S. dollars, of which approximately 85% is fixed rate debt and approximately 15% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at July 28, 2017, indicates that the fair value of these instruments would correspondingly change by $67 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of the current period's Management's Discussion and Analysis. For additional discussion of market risk, see Notes 6 and 8 to the current period's consolidated financial statements.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company began deployment of an enterprise resource planning (ERP) software program, SAP, to the Minimally Invasive Therapies Group during fiscal year 2017. Although no specific implementation activity or related changes in internal controls occurred during the period covered by this Quarterly Report on Form 10-Q, the system deployment will continue with projected completion in fiscal year 2020. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2018:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
4/29/2017-5/26/2017	8,361,185	$83.72	8,361,185	20,835,846	—
5/27/2017-6/30/2017	5,150,697	87.37	5,150,697	N/A	4,933,651,113
7/1/2017-7/28/2017	886,963	87.94	886,963	N/A	4,855,658,927
Total	14,398,845	$85.28	14,398,845	N/A	4,855,658,927

(1)
In June 2015, the Company’s Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the repurchase of 80 million of the Company’s ordinary shares. As authorized by the Board of Directors, the Company's share redemption program expires when the total number of authorized shares have been redeemed. As noted below, this repurchase authorization was replaced in June 2017 with the repurchase authorization described in footnote (2) below. As such, the maximum number of shares that may yet be purchased under the program is no longer applicable to the repurchase program in place.

(2)
In June 2017, the Company's Board of Directors authorized the repurchase of $5 billion of the Company’s ordinary shares. This authorization replaces the June 2015 authorization described in footnote (1) above. There is no specific time-period associated with this repurchase authorization.

Item 6. Exhibits

(a)	Exhibits
	10.1	Medtronic Incentive Plan.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	September 1, 2017	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	September 1, 2017	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer