Form 10-Q
period 2017-10-27
Medtronic plc
filed 2017-12-04
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 27, 2017
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
Yes ☐ No x
As of November 28, 2017, 1,353,498,000 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net sales	$7,050	$7,345	$14,440	$14,511

Costs and expenses:
Cost of products sold	2,120	2,326	4,469	4,587
Research and development expense	555	554	1,103	1,110
Selling, general, and administrative expense	2,438	2,416	4,923	4,844
Amortization of intangible assets	460	500	914	987
Restructuring charges, net	8	47	16	141
Acquisition-related items	7	28	51	80
Certain litigation charges	—	—	—	82
Divestiture-related items	67	—	114	—
Gain on sale of businesses	(697)	—	(697)	—
Special charge	80	—	80	—
Other expense, net	111	89	177	128
Operating profit	1,901	1,385	3,290	2,552

Interest income	(100)	(91)	(192)	(184)
Interest expense	273	264	559	536
Interest expense, net	173	173	367	352
Income before income taxes	1,728	1,212	2,923	2,200
Income tax (benefit) provision	(285)	101	(99)	160
Net income	2,013	1,111	3,022	2,040
Net loss attributable to noncontrolling interests	4	4	11	4
Net income attributable to Medtronic	$2,017	$1,115	$3,033	$2,044

Basic earnings per share	$1.49	$0.81	$2.23	$1.47

Diluted earnings per share	$1.48	$0.80	$2.21	$1.46

Basic weighted average shares outstanding	1,355.1	1,380.0	1,358.5	1,386.5

Diluted weighted average shares outstanding	1,365.8	1,392.5	1,370.8	1,400.2

Cash dividends declared per ordinary share	$0.46	$0.43	$0.92	$0.86
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net income	$2,013	$1,111	$3,022	$2,040

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	25	(40)	55	75
Translation adjustment	(203)	(336)	628	(686)
Net change in retirement obligations	15	19	14	44
Unrealized gain (loss) on derivatives	27	53	(144)	107
Other comprehensive (loss) income	(136)	(304)	553	(460)
Comprehensive income including noncontrolling interests	1,877	807	3,575	1,580
Comprehensive loss attributable to noncontrolling interests	4	4	11	4
Comprehensive income attributable to Medtronic	$1,881	$811	$3,586	$1,584
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 27, 2017	April 28, 2017
ASSETS

Current assets:
Cash and cash equivalents	$5,529	$4,967
Investments	7,997	8,741
Accounts receivable, less allowances of $168 and $155, respectively	5,752	5,591
Inventories, net	3,638	3,338
Other current assets	2,246	1,865
Current assets held for sale	—	371
Total current assets	25,162	24,873

Property, plant, and equipment	10,115	9,691
Accumulated depreciation	(5,674)	(5,330)
Property, plant, and equipment, net	4,441	4,361
Goodwill	39,077	38,515
Other intangible assets, net	22,625	23,407
Tax assets	1,749	1,509
Other assets	1,404	1,232
Noncurrent assets held for sale	—	5,919
Total assets	$94,458	$99,816

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$3,131	$7,520
Accounts payable	1,718	1,731
Accrued compensation	1,502	1,860
Accrued income taxes	872	633
Other accrued expenses	3,273	2,442
Current liabilities held for sale	—	34
Total current liabilities	10,496	14,220

Long-term debt	25,941	25,921
Accrued compensation and retirement benefits	1,475	1,641
Accrued income taxes	2,194	2,405
Deferred tax liabilities	1,841	2,978
Other liabilities	933	1,515
Noncurrent liabilities held for sale	—	720
Total liabilities	42,880	49,400

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,353,591,988 and 1,369,424,818 shares issued and outstanding, respectively	—	—
Additional paid-in capital	28,091	29,551
Retained earnings	25,438	23,356
Accumulated other comprehensive loss	(2,060)	(2,613)
Total shareholders’ equity	51,469	50,294
Noncontrolling interests	109	122
Total equity	51,578	50,416
Total liabilities and equity	$94,458	$99,816
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 27, 2017	October 28, 2016
Operating Activities:
Net income	$3,022	$2,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,314	1,469
Amortization of debt premium, discount, and issuance costs	(20)	14
Acquisition-related items	(25)	(47)
Provision for doubtful accounts	20	18
Deferred income taxes	(830)	(50)
Stock-based compensation	198	190
Gain on sale of businesses	(697)	—
Other, net	4	(105)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(68)	(89)
Inventories, net	(273)	(187)
Accounts payable and accrued liabilities	(307)	(306)
Other operating assets and liabilities	(694)	75
Net cash provided by operating activities	1,644	3,022
Investing Activities:
Acquisitions, net of cash acquired	(76)	(1,306)
Proceeds from sale of businesses	6,058	—
Additions to property, plant, and equipment	(524)	(598)
Purchases of investments	(1,685)	(2,110)
Sales and maturities of investments	2,354	3,625
Other investing activities, net	(2)	32
Net cash provided by (used in) investing activities	6,125	(357)
Financing Activities:
Acquisition-related contingent consideration	(39)	(36)
Change in current debt obligations, net	(190)	1,154
Proceeds from short-term borrowings (maturities greater than 90 days)	—	4
Issuance of long-term debt	20	131
Payments on long-term debt	(4,161)	(252)
Dividends to shareholders	(1,247)	(1,192)
Issuance of ordinary shares	230	260
Repurchase of ordinary shares	(1,888)	(2,794)
Other financing activities	(2)	74
Net cash used in financing activities	(7,277)	(2,651)
Effect of exchange rate changes on cash and cash equivalents	70	64
Net change in cash and cash equivalents	562	78
Cash and cash equivalents at beginning of period	4,967	2,876
Cash and cash equivalents at end of period	$5,529	$2,954
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$674	$258
Interest	587	559

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements include all of the adjustments necessary for a fair statement in conformity with U.S. GAAP. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2017. The Company’s fiscal years 2018, 2017, and 2016 will end or ended on April 27, 2018, April 28, 2017, and April 29, 2016, respectively.
2. New Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings; eliminating the requirement to classify the excess tax benefits and deficiencies as additional paid-in capital. Cash flows related to excess tax benefits are to be classified in operating activities in the statement of cash flows rather than financing. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. The standard also allows an entity to withhold up to the maximum statutory tax rate and classify the awards as equity. The Company prospectively adopted this guidance in the first quarter of fiscal year 2018. The Company has elected to continue to estimate forfeitures. The adoption of this guidance resulted in no cumulative adjustment to retained earnings and increases to net income of $17 million and $41 million, respectively, and increases to diluted earnings per share of $0.01 and $0.03, respectively, for the three and six months ended October 27, 2017.
In October 2016, the FASB issued guidance that requires the tax effect of intra-entity transactions, other than sales of inventory, to be recognized when the transaction occurs. Previously, U.S. GAAP prohibited the recognition of current and deferred income taxes associated with an intra-entity asset transfer until an asset had been sold to a third-party. This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, such as equipment or intangibles, when the transfer occurs. The adoption of this pronouncement is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has early adopted this guidance, as permitted, in the first quarter of fiscal year 2018. As a result of this adoption, the Company increased its beginning retained earnings by $296 million. The adoption of this guidance also resulted in increases to net income of $582 million and $557 million, respectively, and increases to diluted earnings per share of $0.43 and $0.41, respectively, for the three and six months ended October 27, 2017.
Not Yet Adopted
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and may be applied either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of the change recognized at the date of initial application (modified retrospective method). The Company intends to adopt this guidance under the modified retrospective method. Based

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

on the Company's evaluation performed of the amended revenue recognition guidance to date, the Company does not expect the adoption of the amended guidance to have a material impact on the Company's consolidated financial statements. The Company is continuing to evaluate the impact of the amended guidance in the areas of performance obligations, presentation, and new disclosure requirements. Additionally, the Company will continue to monitor any modifications, clarifications, and interpretations communicated by the FASB that may impact its conclusions.
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
In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The guidance requires a goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company is required to adopt this guidance beginning in the first quarter of fiscal year 2021. Early adoption is permitted, and the guidance must be applied prospectively. The Company is unable to estimate the impact of the future adoption of this guidance on its financial statements, as it is dependent on the specific facts and circumstances of future impairments, if any.
3. Acquisitions and Acquisition-Related Items
The Company had acquisitions and other acquisition-related activity during the six months ended October 27, 2017. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three and six months ended October 27, 2017. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The acquisition date fair values of the assets and liabilities acquired were as follows:

(in millions)	HeartWare International, Inc.	All Other
Other current assets	$351	$2
Property, plant, and equipment	14	6
Other intangible assets	625	68
Goodwill	481	15
Other assets	84	—
Total assets acquired	1,555	91

Current liabilities	143	1
Deferred tax liabilities	6	—
Long-term debt	245	—
Other liabilities	89	—
Total liabilities assumed	483	1
Net assets acquired	$1,072	$90
For additional information on the Company's fiscal year 2017 acquisitions, refer to Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017.
Acquisition-Related Items
Acquisition-related items includes expenses incurred in connection with the integration of Covidien, our $50.0 billion acquisition completed in the fourth quarter of fiscal year 2015, expenses incurred in connection with business acquisitions, and changes in fair value of contingent consideration. During the three and six months ended October 27, 2017, the Company recognized acquisition-related items expense of $18 million and $71 million, respectively, including $11 million and $20 million, respectively, recognized within cost of products sold in the consolidated statements of income. For the three and six months ended October 27, 2017, acquisition-related items expense includes $44 million and $90 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as IT system implementation, partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
During the three and six months ended October 28, 2016, the Company recognized acquisition-related items expense of $28 million and $80 million, respectively. For the three and six months ended October 28, 2016, acquisition-related items expense includes $59 million and $102 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as IT system implementation and benefits harmonization, and $9 million and $16 million, respectively, of accelerated and incremental stock compensation expense, partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
Contingent Consideration

Certain of the Company’s business combinations involve potential payments of future consideration that is contingent upon the achievement of product development milestones and/or contingent on the acquired business reaching performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period using Level 3 inputs, and the change in fair value is recognized within acquisition-related items in the consolidated statements of income. Contingent consideration payments related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based consideration). Projected revenues are based on the Company's most recent internal operational budgets and long-range strategic plans. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurement. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

Fair Value at
(in millions)	October 27, 2017	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 32.5%
Revenue-based payments	$85	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2018 - 2026
			Discount rate	0.7% - 5.5%
Product development and other milestone-based payments	$105	Discounted cash flow	Probability of payment	50% - 100%
			Projected fiscal year of payment	2018 - 2025
The fair value of contingent consideration at October 27, 2017 and April 28, 2017 was $190 million and $246 million, respectively. At October 27, 2017, $70 million was recorded in other liabilities and $120 million was recorded in other accrued expenses in the consolidated balance sheets. At April 28, 2017, $180 million was recorded in other liabilities and $66 million was recorded in other accrued expenses in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Beginning Balance	$242	$379	$246	$377
Purchase price contingent consideration	15	11	15	32
Payments	(43)	(25)	(46)	(39)
Change in fair value	(24)	(80)	(25)	(85)
Ending Balance	$190	$285	$190	$285
4. Divestiture and Divestiture-Related Items
Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency Businesses
In April 2017, the Company entered into a definitive agreement for the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group segment to Cardinal Health, Inc. (Cardinal). The divestiture was completed on July 29, 2017. As a result of the transaction, the Company received proceeds of $6.1 billion, which was recorded in the line item proceeds from sale of businesses in the consolidated statements of cash flows, and recognized a before-tax gain of $697 million, which was recognized within gain on sale of businesses in the consolidated statements of income. Among the product lines included in the divestiture are the dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. The divestiture also included 17 dedicated manufacturing sites. In connection with the transaction, the Company entered into Transition Service Agreements (TSAs) and Transition Manufacturing Agreements (TMAs) with Cardinal designed to ensure and facilitate an orderly transfer of business operations. The TSAs are primarily related to administrative services and are expected to continue for 12 months from the divestiture date, with an ability to extend upon mutual agreement of both parties. Under the TMAs, both the Company and Cardinal will manufacture and supply certain products to each other for a transition period of up to 5 years.
The divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses did not meet the criteria to be classified as discontinued operations, as such, the results of operations of these businesses are included within net income through the date of the divestiture. The Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses met the criteria to be classified as held for sale in the fourth quarter of fiscal year 2017, at which time the Company ceased depreciation and amortization of property, plant, and equipment and intangible assets classified as held for sale. The following table presents information related to the assets and liabilities that were classified as held for sale in the consolidated balance sheets:

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	April 28, 2017
Inventories, net	$371
Property, plant, and equipment, net	689
Goodwill	2,910
Other intangible assets, net	2,320
Total assets held for sale	$6,290

Other accrued expenses	$34
Accrued compensation and retirement benefits	12
Deferred tax liabilities	707
Other liabilities	1
Total liabilities held for sale	$754
Divestiture-Related Items
Divestiture-related items includes expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. During the three months ended October 27, 2017, the Company recognized divestiture-related items expense of $67 million primarily comprised of expenses incurred for professional services, including banker, legal, tax, and advisory fees. During the six months ended October 27, 2017, the Company recognized divestiture-related items expense of $114 million, primarily comprised of expenses incurred for professional services, including banker, legal, tax, and advisory fees, as well as $16 million of accelerated stock compensation expense related to the acceleration of the vesting period for employees that transferred with the divestiture. There were no divestiture-related items expenses for the three or six months ended October 28, 2016.
5. Special Charge
During the three and six months ended October 27, 2017, continuing the Company's commitment to improve the health of people and communities throughout the world, the Company recognized a charge of $80 million for a commitment to fund the Medtronic Foundation. During the three and six months ended October 28, 2016, the Company did not recognize a special charge.
6. Restructuring Charges
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

A summary of the restructuring accrual, recorded within other accrued expenses and other liabilities in the consolidated balance sheets, and related activity is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
April 28, 2017	$261	$30	$291
Charges	25	20	45
Cash payments	(85)	(26)	(111)
Accrual adjustments	(14)	1	(13)
October 27, 2017	$187	$25	$212

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

For the three and six months ended October 27, 2017, the Company recognized $26 million and $45 million in charges, respectively, which were partially offset by accrual adjustments of $8 million and $13 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination costs being less than initially estimated. For the three and six months ended October 27, 2017, charges included $7 million and $12 million, respectively, recognized within cost of products sold and $3 million and $4 million, respectively, recognized within selling, general and administrative expense.
For the three and six months ended October 28, 2016, the Company recognized $47 million and $158 million in charges, respectively. The Company recognized no reversals of excess restructuring reserves for the three months ended October 28, 2016. As a result of certain employees identified for termination finding other positions within the Company, the Company recognized a $7 million reversal of excess restructuring reserves for the six months ended October 28, 2016. For the three months and six months ended October 28, 2016, charges included asset write-downs included $3 million and $7 million, respectively, related to property, plant, and equipment impairments, and $10 million related to inventory write-offs recognized within cost of products sold in the consolidated statements of income.
7. Financial Instruments
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's investments by significant investment category and the related consolidated balance sheet classification at October 27, 2017:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$613	$1	$(8)	$606	$606	$—
Marketable equity securities	84	115	(1)	198	—	198
Total Level 1	697	116	(9)	804	606	198
Level 2:
Corporate debt securities	4,165	64	(16)	4,213	4,213	—
U.S. government and agency securities	870	—	(12)	858	858	—
Mortgage-backed securities	768	7	(19)	756	756	—
Foreign government and agency securities	52	—	—	52	52	—
Other asset-backed securities	341	1	(1)	341	341	—
Debt funds	939	6	(168)	777	777	—
Total Level 2	7,135	78	(216)	6,997	6,997	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Investments measured at net asset value(1):
Debt Funds	400	—	(6)	394	394	—
Total available-for-sale securities	8,280	194	(234)	8,240	7,997	243
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	626	—	—	N/A	—	626
Total Level 3	626	—	—	N/A	—	626
Total cost method, equity method, and other investments	626	—	—	N/A	—	626
Total investments	$8,906	$194	$(234)	$8,240	$7,997	$869
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Debt and Equity Securities
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 27, 2017 and April 28, 2017:

	October 27, 2017
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$946	$(9)	$209	$(7)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	296	(4)	97	(15)
U.S. government and agency securities	877	(15)	216	(5)
Debt funds	7	(1)	958	(173)
Other asset-backed securities	201	(1)	—	—
Marketable equity securities	—	—	2	(1)
Total	$2,327	$(30)	$1,526	$(204)

	April 28, 2017
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,263	$(19)	$46	$(4)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	276	(4)	95	(12)
U.S. government and agency securities	896	(15)	—	—
Other asset-backed securities	127	(1)	—	—
Debt funds	173	(1)	1,125	(183)
Marketable equity securities	14	(3)	2	(1)
Total	$2,749	$(43)	$1,312	$(203)

The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at October 27, 2017:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended October 27, 2017 and October 28, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

	Three months ended October 27, 2017
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
July 28, 2017	$45	$1	$44
Total unrealized gains (losses) included in other comprehensive income	—	—	—
October 27, 2017	$45	$1	$44

	Three months ended October 28, 2016
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
July 29, 2016	$45	$1	$44
Total unrealized gains (losses) included in other comprehensive income	—	—	—
October 28, 2016	$45	$1	$44

	Six months ended October 27, 2017
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 28, 2017	$45	$1	$44
Total unrealized gains (losses) included in other comprehensive income	—	—	—
October 27, 2017	$45	$1	$44

	Six months ended October 28, 2016
(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 29, 2016	$45	$1	$44
Total unrealized gains (losses) included in other comprehensive income	—	—	—
October 28, 2016	$45	$1	$44
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	October 27, 2017		October 28, 2016
(in millions)	Debt(1)	Equity(2)	Debt(1)	Equity(2)
Proceeds from sales	$1,383	$—	$2,444	$76
Gross realized gains	11	—	57	25
Gross realized losses	(12)	—	(37)	—
Impairment losses recognized	—	(1)	—	(7)

	Six months ended
	October 27, 2017		October 28, 2016
(in millions)	Debt(1)	Equity(2)	Debt(1)	Equity(2)
Proceeds from sales	$2,354	$—	$3,542	$82
Gross realized gains	19	7	64	29
Gross realized losses	(15)	—	(49)	—
Impairment losses recognized	—	(1)	—	(10)

(1)	Includes available-for-sale debt securities and debt funds.

(2)	Includes marketable equity securities and cost and equity method investments.

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
At October 27, 2017 and April 28, 2017, the credit loss portion of other-than-temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three and six months ended October 27, 2017 and October 28, 2016 were not significant.
The October 27, 2017 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 27, 2017
Due in one year or less	$865
Due after one year through five years	2,601
Due after five years through ten years	3,298
Due after ten years	107
Total	$6,871
The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $198 million and $103 million at October 27, 2017 and April 28, 2017, respectively. The Company did not recognize any significant impairment charges related to marketable equity securities during the three and six months ended October 27, 2017 and October 28, 2016.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. At October 27, 2017 and April 28, 2017, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $626 million and $589 million, respectively. Cost and equity method investments are measured at fair value on a nonrecurring basis. Changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable are assessed quarterly. If events or changes in circumstances are identified that may have a material adverse effect on the fair value of the investment, the investment is assessed for impairment.
Cost and equity method investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities without quoted market prices. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings. During the three and six months ended October 27, 2017, the Company did not recognize any significant impairment charges related to cost method investments. During the three and six months ended October 28, 2016, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million and $10 million in impairment charges during the three and six months ended October 28, 2016, respectively, which were recognized in other expense, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

8. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. Commercial paper outstanding at October 27, 2017 was $700 million, as compared to $901 million at April 28, 2017. During the three and six months ended October 27, 2017, the weighted average original maturity of the commercial paper outstanding was approximately 30 and 31 days, respectively, and the weighted average interest rate was 1.31 percent and 1.27 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five year revolving syndicated line of credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. At October 27, 2017 and April 28, 2017, no amounts were outstanding.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remained in compliance with at October 27, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	October 27, 2017	April 28, 2017
Current debt obligations	2018	$3,131	$7,520

Long-term debt
5.600 percent ten-year 2009 senior notes	2019	400	400
1.700 percent two-year 2017 senior notes	2019	1,000	1,000
4.450 percent ten-year 2010 senior notes	2020	766	766
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
3.350 percent ten-year 2017 senior notes	2027	850	850
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,150	4,150
Interest rate swaps (Note 9)	2021 - 2022	30	40
Capital lease obligations	2019 - 2025	22	23
Bank borrowings	2019 - 2021	169	139
Debt premium, net	2019 - 2045	127	135
Deferred financing costs	2019 - 2045	(119)	(128)
Long-term debt		$25,941	$25,921
Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes as well as included within current debt obligations in the debt obligations table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at October 27, 2017. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Financial Instruments Not Measured at Fair Value
At October 27, 2017, the estimated fair value of the Company’s Senior Notes, including the current portion, was $29.5 billion compared to a principal value of $27.8 billion. At April 28, 2017, the estimated fair value was $30.4 billion compared to a principal value of $28.9 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
9. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $12.0 billion and $10.8 billion at October 27, 2017 and April 28, 2017, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets, statements of income, and statements of cash flows.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. These derivatives are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets, liabilities, and cash flows. The gross notional amount of these contracts outstanding at October 27, 2017 and April 28, 2017 was $5.7 billion and $4.9 billion, respectively.
The amounts and classification of the losses in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three and six months ended October 27, 2017 and October 28, 2016 were as follows:

		Three months ended		Six months ended
(in millions)	Classification	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Currency exchange rate contract losses	Other expense, net	$42	$38	$137	$41
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
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and six months ended October 27, 2017 and October 28, 2016. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and six months ended October 27, 2017 and October 28, 2016. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 27, 2017 and April 28, 2017, was $6.2 billion and $5.8 billion, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of gross gains (losses), classification of the gains (losses) in the consolidated statements of income, and the accumulated other comprehensive income (loss) (AOCI) related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for the three and six months ended October 27, 2017 and October 28, 2016 were as follows:

	Three months ended October 27, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$30	Other expense, net	$(10)
Total	$30		$(10)

	Three months ended October 28, 2016
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$69	Other expense, net	$6
Total	$69		$6

	Six months ended October 27, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$(220)	Other expense, net	$12
Total	$(220)		$12

	Six months ended October 28, 2016
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$190	Other expense, net	$22
Total	$190		$22
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
The Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 3.10 percent in anticipation of planned debt issuances. During the fourth quarter of fiscal year 2017, in connection with the issuance of the 2017 Senior Notes, these swaps were terminated. For the three and six months ended October 28, 2016, there were $17 million and $(6) million, respectively, of unrealized gains (losses) recorded in accumulated other comprehensive loss.
No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in interest expense, net during the three and six months ended October 28, 2016. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three and six months ended October 28, 2016. For the three and six months ended October 28, 2016, the reclassification of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net was not significant.
At October 27, 2017 and April 28, 2017, the Company had $(107) million and $37 million, respectively, in after-tax net unrealized (losses) gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $33 million of after-tax net unrealized losses at October 27, 2017 will be recognized in the consolidated statements of income over the next 12 months.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Changes in the fair value of the derivative instruments are recognized in interest expense, net, and are offset by changes in the fair value of the underlying debt instrument. The gains (losses) from terminated interest rate swap agreements are recognized in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction of (addition to) interest expense, net over the remaining life of the related debt. The cash flows from the termination of interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
At both October 27, 2017 and April 28, 2017, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due 2021 and the $675 million 3.125 percent 2012 Senior Notes due 2022.
At October 27, 2017 and April 28, 2017, the market value of outstanding interest rate swap agreements was an unrealized gain of $30 million and $41 million, respectively, and the market value of the hedged item was an unrealized loss of $30 million and $41 million, respectively. The amounts were recorded in other assets with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recognized as a result of these fair value hedges for the three and six months ended October 27, 2017 and October 28, 2016. In addition, the Company did not recognize any gains or losses during the three and six months ended October 27, 2017 and October 28, 2016 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at October 27, 2017 and April 28, 2017. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	October 27, 2017
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$61	Other accrued expenses	$113
Interest rate contracts	Other assets	30	Other liabilities	—
Currency exchange rate contracts	Other assets	41	Other liabilities	63
Total derivatives designated as hedging instruments		$132		$176
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$35	Other accrued expenses	$27
Total return swap	Prepaid expenses and other current assets	8	Other accrued expenses	—
Stock warrants	Other assets	25	Other liabilities	—
Cross currency interest rate contracts	Other assets	6	Other liabilities	8
Total derivatives not designated as hedging instruments		$74		$35
Total derivatives		$206		$211

	April 28, 2017
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	$152	Other accrued expenses	$43
Interest rate contracts	Other assets	41	Other liabilities	—
Currency exchange rate contracts	Other assets	48	Other liabilities	14
Total derivatives designated as hedging instruments		$241		$57
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Prepaid expenses and other current assets	16	Other accrued expenses	36
Cross currency interest rate contracts	Other assets	5	Other liabilities	11
Total derivatives not designated as hedging instruments		$21		$47
Total derivatives		$262		$104

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	October 27, 2017		April 28, 2017
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$137	$69	$216	$46
Derivative liabilities	203	8	93	11
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

	October 27, 2017
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$137	$(110)	$—	$27
Interest rate contracts	30	(13)	—	17
Cross currency interest rate contracts	6	(2)	—	4
Stock warrants	25	—	—	25
Total return swap	8	—	—	8
	$206	$(125)	$—	$81

Derivative liabilities:
Currency exchange rate contracts	$(203)	$123	$—	$(80)
Cross currency interest rate contracts	(8)	2	—	(6)
	(211)	125	—	(86)
Total	$(5)	$—	$—	$(5)

	April 28, 2017
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$216	$(58)	$(55)	$103
Interest rate contracts	41	(15)	(5)	21
Cross currency interest rate contracts	5	(2)	—	3
	$262	$(75)	$(60)	$127

Derivative liabilities:
Currency exchange rate contracts	$(93)	$73	$—	$(20)
Cross currency interest rate contracts	(11)	2	—	(9)
	(104)	75	—	(29)
Total	$158	$—	$(60)	$98

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. Inventory balances, net of reserves, were as follows:

(in millions)	October 27, 2017	April 28, 2017
Finished goods	$2,368	$2,211
Work in-process	515	458
Raw materials	755	669
Total	$3,638	$3,338
11. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 28, 2017	$6,651	$20,411	$9,600	$1,853	$38,515
Goodwill as a result of acquisitions	—	—	9	6	15
Purchase accounting adjustments	54	—	—	—	54
Currency and other adjustments, net	48	405	41	(1)	493
October 27, 2017	$6,753	$20,816	$9,650	$1,858	$39,077
The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three or six months ended October 27, 2017 or October 28, 2016.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	October 27, 2017		April 28, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,964	$(2,652)	$16,862	$(2,166)
Purchased technology and patents	11,479	(4,038)	11,461	(3,690)
Trademarks and tradenames	821	(544)	772	(461)
Other	80	(46)	77	(42)
Total	$29,344	$(7,280)	$29,172	$(6,359)
Indefinite-lived:
IPR&D	$561		$594

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset impairments during the three or six months ended October 27, 2017 or October 28, 2016.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company did not recognize any significant indefinite-lived intangibles impairments during the three or six months ended October 27, 2017 or October 28, 2016. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three and six months ended October 27, 2017 was $460 million and $914 million, respectively, as compared to $500 million and $987 million for the three and six months ended October 28, 2016, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at October 27, 2017, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2018	$871
2019	1,672
2020	1,622
2021	1,601
2022	1,561
2023	1,490
12. Income Taxes
The Company’s effective tax rate for the three and six months ended October 27, 2017 was (16.5) percent and (3.4) percent, respectively, as compared to 8.3 percent and 7.3 percent for the three and six months ended October 28, 2016, respectively. The decrease in the effective tax rate for the three and six months ended October 27, 2017 was primarily due to the impacts from the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses, the utilization of non-U.S. special deductions, and the tax effect from the intercompany sales of certain intellectual property.
In August 2017, the Company received a tax ruling confirming the treatment of various intercompany transactions which have the effect of utilizing the $12.0 billion of non-U.S. special deductions previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2017.  The ruling allowed the Company to offset a portion of the gain on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses, as well as recognize a net income tax benefit associated with an intercompany sale of intellectual property and the associated elimination of a deferred tax liability.
During the six months ended October 27, 2017, the Company recognized a $344 million net benefit comprised of a $398 million net tax benefit associated with the intercompany sales of certain intellectual property and a $54 million net tax charge primarily associated with the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Inclusive of the tax adjustments recorded during the fourth quarter of fiscal year 2017 and the six months ended October 27, 2017, the tax adjustment related to the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses was a net income tax charge of $175 million. These net benefits were recorded within income tax (benefit) provision in the consolidated statement of income for the six months ended October 27, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the six months ended October 28, 2016, the Company recognized a net tax benefit of $31 million. A $431 million tax benefit was recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the U.S. Internal Revenue Service (IRS). This benefit was partially offset by a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution did not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. In addition, the Company recognized a $29 million charge in connection with the redemption of an intercompany minority interest. These net benefits were recorded within income tax (benefit) provision in the consolidated statement of income for the six months ended October 28, 2016.
During the six months ended October 27, 2017, the Company's gross unrecognized tax benefits decreased from $1.9 billion to $1.8 billion. In addition, accrued gross interest and penalties were $394 million at October 27, 2017. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.7 billion would impact the Company’s effective tax rate. At October 27, 2017, the Company had $16 million of gross unrecognized tax benefits recorded as a current liability within accrued income taxes with the balance recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheet. At April 28, 2017, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheet. The Company recognizes interest and penalties related to income tax matters within income tax (benefit) provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheet.
See Note 17 to the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.
13. Earnings Per Share
Earnings per share is calculated using the two-class method, as the Company's A Preferred Shares are considered participating securities. Accordingly, earnings are allocated to both ordinary shares and participating securities in determining earnings per ordinary share. Due to the limited number of A Preferred Shares outstanding, this allocation had no effect on ordinary earnings per share; therefore, it is not presented below. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive ordinary shares been issued, and reduced by the number of shares the Company could have repurchased with the proceeds from issuance of the potentially dilutive shares. Potentially dilutive ordinary shares include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Numerator:
Net income attributable to ordinary shareholders	$2,017	$1,115	$3,033	$2,044
Denominator:
Basic – weighted average shares outstanding	1,355.1	1,380.0	1,358.5	1,386.5
Effect of dilutive securities:
Employee stock options	7.7	9.3	8.5	9.9
Employee restricted stock units	3.0	3.2	3.5	3.6
Other	—	—	0.3	0.2
Diluted – weighted average shares outstanding	1,365.8	1,392.5	1,370.8	1,400.2

Basic earnings per share	$1.49	$0.81	$2.23	$1.47
Diluted earnings per share	$1.48	$0.80	$2.21	$1.46
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 12 million and 8 million ordinary shares for the three and six months ended October 27, 2017, respectively, and 5 million and 4 million ordinary shares for the three and six months ended October 28, 2016, respectively, because their effect would be anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three and six months ended October 27, 2017 and October 28, 2016:

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Stock options	$42	$53	$77	$91
Restricted stock	59	54	107	88
Employee stock purchase plan	5	4	14	11
Total stock-based compensation expense	$106	$111	$198	$190

Cost of products sold	$14	$15	$24	$26
Research and development expense	12	13	21	22
Selling, general, and administrative expense	79	73	134	124
Restructuring charges	—	1	—	2
Acquisition-related items	1	9	3	16
Divestiture-related items	—	—	16	—
Total stock-based compensation expense	106	111	198	190
Income tax benefits	(32)	(33)	(57)	(54)
Total stock-based compensation expense, net of tax	$74	$78	$141	$136
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 27, 2017 and October 28, 2016:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three months ended		Three months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Service cost	$29	$29	$17	$19
Interest cost	30	27	7	6
Expected return on plan assets	(52)	(47)	(13)	(12)
Amortization of net actuarial loss	20	23	4	4
Net periodic benefit cost	$27	$32	$15	$17

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Service cost	$58	$58	34	$38
Interest cost	60	54	14	12
Expected return on plan assets	(104)	(94)	(26)	(24)
Amortization of net actuarial loss	40	46	8	8
Net periodic benefit cost	$54	$64	$30	$34

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

16. Accumulated Other Comprehensive (Loss) Income and Supplemental Equity Disclosure
The following table provides changes in AOCI, net of tax and by component.

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,452)	$(1,129)	$37	$(2,613)
Other comprehensive income (loss) before reclassifications	63	662	(19)	(140)	566
Reclassifications	(8)	(34)	33	(4)	(13)
Other comprehensive income (loss)	55	628	14	(144)	553
October 27, 2017	$(14)	$(824)	$(1,115)	$(107)	$(2,060)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2016	$(107)	$(474)	$(1,197)	$(90)	$(1,868)
Other comprehensive income (loss) before reclassifications	88	(686)	—	118	(480)
Reclassifications	(13)	—	44	(11)	20
Other comprehensive income (loss)	75	(686)	44	107	(460)
October 28, 2016	$(32)	$(1,160)	$(1,153)	$17	$(2,328)

The income tax on gains and losses on available-for-sale securities in other comprehensive income before reclassifications during the six months ended October 27, 2017 and October 28, 2016 was an expense of $27 million and $44 million, respectively. During the six months ended October 27, 2017 and October 28, 2016, realized gains and losses on available-for-sale securities reclassified from AOCI were reduced by income taxes of $4 million and $7 million, respectively. When realized, gains and losses on available-for-sale securities reclassified from AOCI are recognized within other expense, net. Refer to Note 7 to the consolidated financial statements for additional information.

Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

The net change in retirement obligations in other comprehensive income includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during the six months ended October 27, 2017 was a benefit of $4 million. During the six months ended October 28, 2016, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. During the six months ended October 27, 2017 and October 28, 2016, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $15 million and $10 million, respectively. Refer to Note 15 to the consolidated financial statements for additional information.

The income tax on unrealized gains and losses on derivative financial instruments in other comprehensive income before reclassifications during the six months ended October 27, 2017 and October 28, 2016 was a benefit of $81 million and an expense of $66 million, respectively. During the six months ended October 27, 2017 and October 28, 2016, gains and losses on derivative financial instruments reclassified from AOCI were reduced by income taxes of $4 million and $8 million, respectively. When realized, cash flow hedge gains and losses reclassified from AOCI are recognized within other expense, net, and forward starting interest rate derivative financial instrument gains and losses reclassified from AOCI are recognized within interest expense, net. Refer to Note 9 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The supplemental equity schedule below presents changes in the Company's total shareholders' equity and noncontrolling interests for the six months ended October 27, 2017 and October 28, 2016.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 28, 2017	$50,294	$122	$50,416
Net income (loss)	3,033	(11)	3,022
Other comprehensive income	553	—	553
Dividends to shareholders	(1,247)	—	(1,247)
Issuance of shares under stock purchase and award plans	177	—	177
Repurchase of ordinary shares	(1,835)	—	(1,835)
Stock-based compensation	198	—	198
Cumulative effect of change in accounting principle	296	—	296
Additions (reductions) of noncontrolling ownership interests	—	(2)	(2)
October 27, 2017	$51,469	$109	$51,578

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 29, 2016	$52,063	$—	$52,063
Net income (loss)	2,044	(4)	2,040
Other comprehensive loss	(460)	—	(460)
Dividends to shareholders	(1,192)	—	(1,192)
Issuance of shares under stock purchase and award plans	260	—	260
Repurchase of ordinary shares	(2,794)	—	(2,794)
Tax benefit from exercise of stock-based awards	75	—	75
Stock-based compensation	190	—	190
Additions (reductions) of noncontrolling ownership interests	—	111	111
October 28, 2016	$50,186	$107	$50,293
17. Commitments and Contingencies
Legal Matters
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At October 27, 2017 and April 28, 2017, accrued litigation was approximately $1.0 billion and $1.1

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
INFUSE Litigation
The Company estimated law firms representing approximately 6,000 claimants asserted or intended to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of June 1, 2017, the Company had reached agreements to settle substantially all of these claims, resolving this litigation. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of December 1, 2017, the Company had reached agreements to settle approximately 13,400 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski (Kokocinski) filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the District Court dismissed the case without prejudice, and Kokocinski subsequently filed an amended complaint. On March 30, 2015, the District Court granted defendants’ motion to dismiss the amended complaint, dismissing the case with prejudice. Kokocinski sought reconsideration of that decision, and, on September 30, 2015, the District Court denied Kokocinski’s request for reconsideration. Kokocinski appealed the District Court’s decision to the U.S. Court of Appeals for the Eighth Circuit. On March 1, 2017, the Eighth Circuit Court of Appeals affirmed the lower Court’s dismissal of the case with prejudice, and on April 11, 2017, the Eighth Circuit rejected Kokocinski’s request for reconsideration. In September 2017, Kokocinski filed a petition for certiorari requesting review of the Eighth Circuit decision by the United States Supreme Court. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements and engaged in a scheme to defraud regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the District Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and in December of 2016 the Eighth Circuit Court reversed and remanded the case to the District Court for further proceedings. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
HEARTWARE
On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against HeartWare on behalf of all persons and entities who purchased or otherwise acquired shares of HeartWare from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims HeartWare and one of its executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, HeartWare’s response to a June 2014 U.S. FDA warning letter, the development of the Miniaturized Ventricular Assist Device (MVAD) System and the proposed acquisition of Valtech Cardio Ltd. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

HeartWare’s stock during the Class Period. In August of 2016 the Company acquired HeartWare. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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
The Company's accrued expenses for environmental proceedings are included within accrued litigation as discussed above.
Government Matters
Medtronic has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company's accrued expenses for these matters are included within accrued litigation as discussed above.
On May 2, 2011, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to ev3, a subsidiary of the Company, requesting production of documents relating to sales and marketing and other issues in connection with several neurovascular products. The matters under investigation relate to activities prior to Covidien's acquisition of ev3 in 2010. ev3 complied as required with the subpoena and cooperated with the investigation. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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
Medtronic, Inc.’s fiscal years 2015 and 2016 U.S. federal income tax returns are currently being audited by the IRS.
Covidien and the IRS have concluded and reached agreement on its audit of Covidien’s U.S. federal income tax returns for all tax years through 2009. The IRS continues to audit Covidien’s U.S. federal income tax returns for the years 2010 through 2012. The statute of limitations for Covidien’s 2013 U.S. federal income tax returns lapsed during the first quarter of fiscal year 2018.
While it is not possible to predict the outcome for most of the income tax matters discussed above, the Company believes it is possible that charges associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
As part of the Company’s Minimally Invasive Therapies Group sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses to Cardinal on July 29, 2017, the Company has indemnified Cardinal for certain contingent tax liabilities related to the divested businesses that existed prior to the date of divestiture. The actual amounts that the Company may be required to ultimately accrue or pay could vary depending upon the outcome of the unresolved tax matters. Final determination of the balances will be made in subsequent periods, the majority of which the Company expects to be resolved within fiscal year 2018.
In the normal course of business, the Company and/or its affiliates periodically enter into agreements that require one or more of them to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company or its affiliates’ products or the negligence of any of their personnel or claims alleging that any of their products infringe third-party patents or other intellectual property. The Company also offers warranties on various products. The Company’s maximum exposure under these guarantees is unable to be estimated. Historically, the Company has not experienced significant losses on these types of guarantees.
The Company believes the ultimate resolution of the above guarantees is not expected to have a material effect on the Company’s consolidated earnings, financial position, or cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

18. Segment and Geographic Information
Segment Information
The Company’s management evaluates segment performance and allocates resources based on net sales and earnings before interest expense, net, income tax (benefit) provision, and amortization of intangible assets, not including centralized distribution costs and corporate charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017. The financial information that is regularly reviewed by the Company's chief operating decision maker to assess performance and allocate resources changed during fiscal year 2017. As a result, the Company has revised the disclosure for the prior period to align with current presentation.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Segment disclosures are on a performance basis consistent with internal management reporting. Certain items are at corporate and centralized and are not allocated to the segments. Net sales and earnings before interest expense, net, income tax (benefit) provision, and amortization of intangible assets, not including centralized distribution costs and corporate charges by reportable segments are as follows:

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Cardiac and Vascular Group	$2,773	$2,584	$5,419	$5,102
Minimally Invasive Therapies Group	1,952	2,473	4,438	4,897
Restorative Therapies Group	1,863	1,826	3,672	3,598
Diabetes Group	462	462	911	914
Net Sales	$7,050	$7,345	$14,440	$14,511

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Cardiac and Vascular Group	$1,104	$1,017	$2,115	$1,971
Minimally Invasive Therapies Group	761	886	1,636	1,710
Restorative Therapies Group	750	700	1,430	1,370
Diabetes Group	91	158	202	317
Reportable segments' EBITA before other adjustments	2,706	2,761	5,383	5,368
Amortization of intangible assets	(460)	(500)	(914)	(987)
Restructuring charges, net	(18)	(47)	(32)	(151)
Acquisition-related items	(18)	(28)	(71)	(80)
Certain litigation charges	—	—	—	(82)
Divestiture-related items	(67)	—	(115)	—
Gain on sale of businesses	697	—	697	—
Special charge	(80)	—	(80)	—
Hurricane Maria	(34)	—	(34)	—
Impact of inventory step-up	—	(38)	—	(38)
Centralized distribution costs	(486)	(446)	(928)	(847)
Interest expense, net	(173)	(173)	(367)	(352)
Corporate	(339)	(317)	(616)	(631)
Income before income taxes	$1,728	$1,212	$2,923	$2,200

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Geographic Information
Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Americas (1)	$4,090	$4,471	$8,457	$8,768
EMEA (2)	1,692	1,592	3,424	3,243
Asia-Pacific	434	890	1,691	1,712
Greater China	834	392	868	788
Net Sales	$7,050	$7,345	$14,440	$14,511
(1) The U.S., which is included in the Americas, had net sales to external customers of $3.7 billion and $7.8 billion for the three and six months ended October 27, 2017, respectively, compared to $4.2 billion and $8.2 billion for the three and six months ended October 28, 2016, respectively.
(2) EMEA consists of Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented.
19. Guarantor Financial Information
Medtronic plc and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a wholly-owned subsidiary guarantor, each have provided full and unconditional guarantees of the obligations of Medtronic, Inc., a wholly-owned subsidiary issuer, under the Senior Notes (Medtronic Senior Notes) and full and unconditional guarantees of the obligations of Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary issuer, under the Senior Notes (CIFSA Senior Notes). The guarantees of the CIFSA Senior Notes are in addition to the guarantees of the CIFSA Senior Notes by Covidien Ltd. and Covidien Group Holdings Ltd., both of which are wholly-owned subsidiary guarantors of the CIFSA Senior Notes. Effective March 28, 2017, Medtronic plc and Medtronic, Inc. each provided a full and unconditional guarantee of the obligations of Medtronic Luxco under the Medtronic Luxco Senior Notes. The following is a summary of these guarantees:

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

The following presents the Company’s consolidating statements of comprehensive income for the three and six months ended October 27, 2017 and October 28, 2016, condensed consolidating balance sheets at October 27, 2017 and April 28, 2017, and condensed consolidating statements of cash flows for the six months ended October 27, 2017 and October 28, 2016. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries.

During the second quarter of fiscal year 2018, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 27, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$300	$—	$7,050	$(300)	$7,050

Costs and expenses:
Cost of products sold	—	228	—	2,204	(312)	2,120
Research and development expense	—	169	—	386	—	555
Selling, general, and administrative expense	3	375	—	2,060	—	2,438
Amortization of intangible assets	—	2	—	458	—	460
Restructuring charges, net	—	—	—	8	—	8
Acquisition-related items	—	14	—	(7)	—	7
Divestiture-related items	—	6	—	61	—	67
Gain on sale of businesses	—	—	—	(697)	—	(697)
Special charge	—	80	—	—	—	80
Other (income) expense, net	12	(392)	—	491	—	111
Operating profit (loss)	(15)	(182)	—	2,086	12	1,901
Interest income	—	(64)	(103)	(348)	415	(100)
Interest expense	60	425	48	155	(415)	273
Interest expense, net	60	361	(55)	(193)	—	173
Equity in net (income) loss of subsidiaries	(2,091)	(1,809)	(2,036)	—	5,936	—
Income before income taxes	2,016	1,266	2,091	2,279	(5,924)	1,728
Income tax (benefit) provision	(1)	(158)	—	(126)	—	(285)
Net income	2,017	1,424	2,091	2,405	(5,924)	2,013
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	2,017	1,424	2,091	2,409	(5,924)	2,017
Other comprehensive income (loss), net of tax	(136)	(308)	(136)	(150)	594	(136)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income	$1,881	$1,116	$1,955	$2,259	$(5,330)	$1,881

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 27, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$604	$—	$14,439	$(603)	$14,440

Costs and expenses:
Cost of products sold	—	450	—	4,638	(619)	4,469
Research and development expense	—	327	—	776	—	1,103
Selling, general, and administrative expense	5	675	—	4,243	—	4,923
Amortization of intangible assets	—	4	—	910	—	914
Restructuring charges, net	—	2	—	14	—	16
Acquisition-related items	—	44	—	7	—	51
Divestiture-related items	—	15	—	99	—	114
Gain on sale of businesses	—	—	—	(697)	—	(697)
Special charge	—	80	—	—	—	80
Other (income) expense, net	25	(870)	—	1,022	—	177
Operating profit (loss)	(30)	(123)	—	3,427	16	3,290

Interest income	—	(135)	(212)	(679)	834	(192)
Interest expense	109	865	82	337	(834)	559
Interest expense, net	109	730	(130)	(342)	—	367
Equity in net (income) loss of subsidiaries	(3,169)	(2,623)	(3,039)	—	8,831	—
Income before income taxes	3,030	1,770	3,169	3,769	(8,815)	2,923
Income tax (benefit) provision	(3)	(236)	—	140	—	(99)
Net income	3,033	2,006	3,169	3,629	(8,815)	3,022
Net loss attributable to noncontrolling interests	—	—	—	11	—	11
Net income attributable to Medtronic	3,033	2,006	3,169	3,640	(8,815)	3,033
Other comprehensive income (loss), net of tax	553	(317)	553	530	(766)	553
Other comprehensive loss attributable to noncontrolling interests	—	—	—	11	—	11
Total comprehensive income	$3,586	$1,689	$3,722	$4,170	$(9,581)	$3,586

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 28, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$337	$—	$7,344	$(336)	$7,345

Costs and expenses:
Cost of products sold	—	243	—	2,412	(329)	2,326
Research and development expense	—	158	—	396	—	554
Selling, general, and administrative expense	3	284	—	2,129	—	2,416
Amortization of intangible assets	—	3	—	497	—	500
Restructuring charges, net	—	1	—	46	—	47
Acquisition-related items	—	37	—	(9)	—	28
Other (income) expense, net	(86)	(597)	—	772	—	89
Operating profit (loss)	83	208	—	1,101	(7)	1,385
Interest income	—	(59)	(165)	(286)	419	(91)
Interest expense	25	396	11	251	(419)	264
Interest expense, net	25	337	(154)	(35)	—	173
Equity in net (income) loss of subsidiaries	(1,055)	(859)	(901)	—	2,815	—
Income before income taxes	1,113	730	1,055	1,136	(2,822)	1,212
Income tax (benefit) provision	(2)	28	—	75	—	101
Net income	1,115	702	1,055	1,061	(2,822)	1,111
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	1,115	702	1,055	1,065	(2,822)	1,115
Other comprehensive income (loss), net of tax	(304)	47	(304)	(329)	586	(304)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income	$811	$749	$751	$736	$(2,236)	$811

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 28, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$685	$—	$14,510	$(684)	$14,511

Costs and expenses:
Cost of products sold	—	492	—	4,779	(684)	4,587
Research and development expense	—	321	—	789	—	1,110
Selling, general, and administrative expense	6	564	—	4,274	—	4,844
Amortization of intangible assets	—	6	—	981	—	987
Restructuring charges, net	—	18	—	123	—	141
Certain litigation charges	—	—	—	82	—	82
Acquisition-related items	—	60	—	20	—	80
Other (income) expense, net	(74)	(1,306)	—	1,508	—	128
Operating profit (loss)	68	530	—	1,954	—	2,552
Interest income	—	(121)	(321)	(424)	682	(184)
Interest expense	41	806	12	359	(682)	536
Interest expense, net	41	685	(309)	(65)	—	352
Equity in net (income) loss of subsidiaries	(2,013)	(2,095)	(1,704)	—	5,812	—
Income before income taxes	2,040	1,940	2,013	2,019	(5,812)	2,200
Income tax (benefit) provision	(4)	50	—	114	—	160
Net income	2,044	1,890	2,013	1,905	(5,812)	2,040
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	2,044	1,890	2,013	1,909	(5,812)	2,044
Other comprehensive income (loss), net of tax	(460)	142	(460)	(500)	818	(460)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income	$1,584	$2,032	$1,553	$1,409	$(4,994)	$1,584

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
October 27, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$47	$822	$4,660	$—	$5,529
Investments	—	—	—	7,997	—	7,997
Accounts receivable, net	—	—	—	5,752	—	5,752
Inventories, net	—	175	—	3,625	(162)	3,638
Intercompany receivable	55	—	—	13,784	(13,839)	—
Other current assets	10	195	1	2,040	—	2,246
Total current assets	65	417	823	37,858	(14,001)	25,162
Property, plant, and equipment, net	—	1,333	—	3,108	—	4,441
Goodwill	—	—	—	39,077	—	39,077
Other intangible assets, net	—	15	—	22,610	—	22,625
Tax assets	—	792	—	957	—	1,749
Investment in subsidiaries	59,762	74,787	60,612	—	(195,161)	—
Intercompany loans receivable	3,112	9,958	17,731	40,469	(71,270)	—
Other assets	—	439	—	965	—	1,404
Total assets	$62,939	$87,741	$79,166	$145,044	$(280,432)	$94,458
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$2,000	$699	$432	$—	$3,131
Accounts payable	—	317	—	1,401	—	1,718
Intercompany payable	11	13,828	—	—	(13,839)	—
Accrued compensation	6	604	—	892	—	1,502
Accrued income taxes	14	—	—	858	—	872
Other accrued expenses	88	472	4	2,709	—	3,273
Total current liabilities	119	17,221	703	6,292	(13,839)	10,496
Long-term debt	—	21,785	1,842	2,314	—	25,941
Accrued compensation and retirement benefits	—	966	—	509	—	1,475
Accrued income taxes	10	1,620	—	564	—	2,194
Intercompany loans payable	11,316	14,835	23,868	21,251	(71,270)	—
Deferred tax liabilities	—	—	—	1,841	—	1,841
Other liabilities	25	63	—	845	—	933
Total liabilities	11,470	56,490	26,413	33,616	(85,109)	42,880
Shareholders’ equity	51,469	31,251	52,753	111,319	(195,323)	51,469
Noncontrolling interests	—	—	—	109	—	109
Total equity	51,469	31,251	52,753	111,428	(195,323)	51,578
Total liabilities and equity	$62,939	$87,741	$79,166	$145,044	$(280,432)	$94,458

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 27, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$269	$(743)	$128	$1,990	$—	$1,644
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(76)	—	(76)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	(132)	—	(392)	—	(524)
Purchases of investments	—	—	—	(1,685)	—	(1,685)
Sales and maturities of investments	—	—	—	2,354	—	2,354
Net (increase) decrease in intercompany loans	(112)	2,204	(1,617)	(7,695)	7,220	—
Capital contribution paid	—	(12)	(4,200)	—	4,212	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	(112)	2,060	(5,817)	(1,438)	11,432	6,125
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(39)	—	(39)
Change in current debt obligations, net	—	—	(202)	12	—	(190)
Issuance of long-term debt	—	—	—	20	—	20
Payments on long-term debt	—	(3,000)	—	(1,161)	—	(4,161)
Dividends to shareholders	(1,247)	—	—	—	—	(1,247)
Issuance of ordinary shares	230	—	—	—	—	230
Repurchase of ordinary shares	(1,888)	—	—	—	—	(1,888)
Net intercompany loan borrowings (repayments)	2,748	1,685	6,708	(3,921)	(7,220)	—
Capital contribution received	—	—	—	4,212	(4,212)	—
Other financing activities	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	(157)	(1,315)	6,506	(879)	(11,432)	(7,277)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	70	—	70
Net change in cash and cash equivalents	—	2	817	(257)	—	562
Cash and cash equivalents at beginning of period	—	45	5	4,917	—	4,967
Cash and cash equivalents at end of period	$—	$47	$822	$4,660	$—	$5,529

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 28, 2016
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$644	$513	$163	$1,702	$—	$3,022
Investing Activities:
Acquisitions, net of cash acquired	—	(918)	—	(388)	—	(1,306)
Additions to property, plant, and equipment	—	(161)	—	(437)	—	(598)
Purchases of investments	—	—	—	(2,272)	162	(2,110)
Sales and maturities of investments	—	210	—	3,577	(162)	3,625
Net (increase) decrease in intercompany loans	—	496	(2,117)	(1,855)	3,476	—
Capital contribution paid	—	(233)	—	—	233	—
Other investing activities, net	—	—	—	32	—	32
Net cash provided by (used in) investing activities	—	(606)	(2,117)	(1,343)	3,709	(357)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(36)	—	(36)
Change in current debt obligations, net	—	—	1,130	24	—	1,154
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	4	—	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	—	—	(252)	—	(252)
Dividends to shareholders	(1,192)	—	—	—	—	(1,192)
Issuance of ordinary shares	260	—	—	—	—	260
Repurchase of ordinary shares	(2,794)	—	—	—	—	(2,794)
Net intercompany loan borrowings (repayments)	3,082	109	928	(643)	(3,476)	—
Capital contribution received	—	—	—	233	(233)	—
Other financing activities	—	—	—	74	—	74
Net cash provided by (used in) financing activities	(644)	109	2,062	(469)	(3,709)	(2,651)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	64	—	64
Net change in cash and cash equivalents	—	16	108	(46)	—	78
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$71	$108	$2,775	$—	$2,954

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,050	$—	$7,050

Costs and expenses:
Cost of products sold	—	—	—	2,120	—	2,120
Research and development expense	—	—	—	555	—	555
Selling, general, and administrative expense	3	—	—	2,435	—	2,438
Amortization of intangible assets	—	—	—	460	—	460
Restructuring charges, net	—	—	—	8	—	8
Acquisition-related items	—	—	—	7	—	7
Divestiture-related items	—	—	—	67	—	67
Gain on sale of businesses	—	—	—	(697)	—	(697)
Special charge	—	—	—	80	—	80
Other (income) expense, net	12	—	—	99	—	111
Operating profit (loss)	(15)	—	—	1,916	—	1,901
Interest income	—	(16)	(107)	(128)	151	(100)
Interest expense	60	21	48	295	(151)	273
Interest expense, net	60	5	(59)	167	—	173
Equity in net (income) loss of subsidiaries	(2,091)	(811)	(2,032)	—	4,934	—
Income before income taxes	2,016	806	2,091	1,749	(4,934)	1,728
Income tax (benefit) provision	(1)	—	—	(284)	—	(285)
Net income	2,017	806	2,091	2,033	(4,934)	2,013
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	2,017	806	2,091	2,037	(4,934)	2,017
Other comprehensive income (loss), net of tax	(136)	(295)	(136)	(136)	567	(136)
Other comprehensive loss attributable to non-controlling interests	—	—	—	4	—	4
Total comprehensive income	$1,881	$511	$1,955	$1,901	$(4,367)	$1,881

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$14,440	$—	$14,440

Costs and expenses:
Cost of products sold	—	—	—	4,469	—	4,469
Research and development expense	—	—	—	1,103	—	1,103
Selling, general, and administrative expense	5	—	1	4,917	—	4,923
Amortization of intangible assets	—	—	—	914	—	914
Restructuring charges, net	—	—	—	16	—	16
Acquisition-related items	—	—	—	51	—	51
Divestiture-related items	—	—	—	114	—	114
Gain on sale of businesses	—	—	—	(697)	—	(697)
Special charge	—	—	—	80	—	80
Other (income) expense, net	25	1	—	151	—	177
Operating profit (loss)	(30)	(1)	(1)	3,322	—	3,290
Interest income	—	(32)	(219)	(239)	298	(192)
Interest expense	109	44	82	622	(298)	559
Interest expense, net	109	12	(137)	383	—	367
Equity in net (income) loss of subsidiaries	(3,169)	(1,200)	(3,033)	—	7,402	—
Income before income taxes	3,030	1,187	3,169	2,939	(7,402)	2,923
Income tax (benefit) provision	(3)	—	—	(96)	—	(99)
Net income	3,033	1,187	3,169	3,035	(7,402)	3,022
Net loss attributable to noncontrolling interests	—	—	—	11	—	11
Net income attributable to Medtronic	3,033	1,187	3,169	3,046	(7,402)	3,033
Other comprehensive loss, net of tax	553	(201)	553	553	(905)	553
Other comprehensive loss attributable to noncontrolling interests	—	—	—	11	—	11
Total comprehensive income (loss)	$3,586	$986	$3,722	$3,599	$(8,307)	$3,586

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 28, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,345	$—	$7,345

Costs and expenses:
Cost of products sold	—	—	—	2,326	—	2,326
Research and development expense	—	—	—	554	—	554
Selling, general, and administrative expense	3	—	1	2,412	—	2,416
Amortization of intangible assets	—	—	—	500	—	500
Restructuring charges, net	—	—	—	47	—	47
Acquisition-related items	—	—	—	28	—	28
Other (income) expense, net	(86)	—	—	175	—	89
Operating profit (loss)	83	—	(1)	1,303	—	1,385
Interest income	—	(18)	(166)	(102)	195	(91)
Interest expense	25	23	11	400	(195)	264
Interest expense, net	25	5	(155)	298	—	173
Equity in net (income) loss of subsidiaries	(1,055)	(445)	(901)	—	2,401	—
Income before income taxes	1,113	440	1,055	1,005	(2,401)	1,212
Income tax (benefit) provision	(2)	—	—	103	—	101
Net income	1,115	440	1,055	902	(2,401)	1,111
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	1,115	440	1,055	906	(2,401)	1,115
Other comprehensive income (loss), net of tax	(304)	(23)	(304)	(304)	631	(304)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income	$811	$417	$751	$602	$(1,770)	$811

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 28, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$14,511	$—	$14,511

Costs and expenses:
Cost of products sold	—	—	—	4,587	—	4,587
Research and development expense	—	—	—	1,110	—	1,110
Selling, general, and administrative expense	6	—	1	4,837	—	4,844
Amortization of intangible assets	—	—	—	987	—	987
Restructuring charges, net	—	—	—	141	—	141
Certain litigation charges	—	—	—	82	—	82
Acquisition-related items	—	—	—	80	—	80
Other (income) expense, net	(74)	—	—	202	—	128
Operating profit (loss)	68	—	(1)	2,485	—	2,552
Interest income	—	(47)	(324)	(207)	394	(184)
Interest expense	41	56	13	820	(394)	536
Interest expense, net	41	9	(311)	613	—	352
Equity in net (income) loss of subsidiaries	(2,013)	(1,249)	(1,703)	—	4,965	—
Income before income taxes	2,040	1,240	2,013	1,872	(4,965)	2,200
Income tax (benefit) provision	(4)	—	—	164	—	160
Net income	2,044	1,240	2,013	1,708	(4,965)	2,040
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income attributable to Medtronic	2,044	1,240	2,013	1,712	(4,965)	2,044
Other comprehensive income (loss), net of tax	(460)	19	(460)	(460)	901	(460)
Other comprehensive loss attributable to non-controlling interests	—	—	—	4	—	4
Total comprehensive income	$1,584	$1,259	$1,553	$1,252	$(4,064)	$1,584

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
October 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$823	$4,706	$—	$5,529
Investments	—	—	—	7,997	—	7,997
Accounts receivable, net	—	—	—	5,752	—	5,752
Inventories, net	—	—	—	3,638	—	3,638
Intercompany receivable	55	—	60	11	(126)	—
Other current assets	10	—	1	2,235	—	2,246
Total current assets	65	—	884	24,339	(126)	25,162
Property, plant, and equipment, net	—	—	—	4,441	—	4,441
Goodwill	—	—	—	39,077	—	39,077
Other intangible assets, net	—	—	—	22,625	—	22,625
Tax assets	—	—	—	1,749	—	1,749
Investment in subsidiaries	59,762	35,680	59,284	—	(154,726)	—
Intercompany loans receivable	3,112	2,332	19,005	23,967	(48,416)	—
Other assets	—	—	—	1,404	—	1,404
Total assets	$62,939	$38,012	$79,173	$117,602	$(203,268)	$94,458
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$699	$2,432	$—	$3,131
Accounts payable	—	—	—	1,718	—	1,718
Intercompany payable	11	—	—	115	(126)	—
Accrued compensation	6	—	—	1,496	—	1,502
Accrued income taxes	14	—	—	858	—	872
Other accrued expenses	88	21	8	3,156	—	3,273
Total current liabilities	119	21	707	9,775	(126)	10,496
Long-term debt	—	2,122	1,842	21,977	—	25,941
Accrued compensation and retirement benefits	—	—	—	1,475	—	1,475
Accrued income taxes	10	—	—	2,184	—	2,194
Intercompany loans payable	11,316	1,374	23,868	11,858	(48,416)	—
Deferred tax liabilities	—	—	—	1,841	—	1,841
Other liabilities	25	—	1	907	—	933
Total liabilities	11,470	3,517	26,418	50,017	(48,542)	42,880
Shareholders’ equity	51,469	34,495	52,755	67,476	(154,726)	51,469
Noncontrolling interests	—	—	—	109	—	109
Total equity	51,469	34,495	52,755	67,585	(154,726)	51,578
Total liabilities and equity	$62,939	$38,012	$79,173	$117,602	$(203,268)	$94,458

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$269	$997	$135	$1,291	$(1,048)	$1,644
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(76)	—	(76)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	—	—	(524)	—	(524)
Purchases of investments	—	—	—	(1,685)	—	(1,685)
Sales and maturities of investments	—	—	—	2,354	—	2,354
Net (increase) decrease in intercompany loans	(112)	646	(1,622)	(6,707)	7,795	—
Capital contribution paid	—	(531)	(4,200)	—	4,731	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	(112)	115	(5,822)	(582)	12,526	6,125
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(39)	—	(39)
Change in current debt obligations, net	—	—	(202)	12	—	(190)
Issuance of long-term debt	—	—	—	20	—	20
Payments on long-term debt	—	(1,150)	—	(3,011)	—	(4,161)
Dividends to shareholders	(1,247)	—	—	—	—	(1,247)
Issuance of ordinary shares	230	—	—	—	—	230
Repurchase of ordinary shares	(1,888)	—	—	—	—	(1,888)
Net intercompany loan borrowings (repayments)	2,748	5	6,707	(1,665)	(7,795)	—
Intercompany dividend paid	—	—	—	(1,048)	1,048	—
Capital contribution received	—	—	—	4,731	(4,731)	—
Other financing activities	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	(157)	(1,145)	6,505	(1,002)	(11,478)	(7,277)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	70	—	70
Net change in cash and cash equivalents	—	(33)	818	(223)	—	562
Cash and cash equivalents at beginning of period	—	33	5	4,929	—	4,967
Cash and cash equivalents at end of period	$—	$—	$823	$4,706	$—	$5,529

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 28, 2016
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$644	$879	$162	$2,257	$(920)	$3,022
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,306)	—	(1,306)
Additions to property, plant, and equipment	—	—	—	(598)	—	(598)
Purchases of investments	—	—	—	(2,110)	—	(2,110)
Sales and maturities of investments	—	—	—	3,625	—	3,625
Net (increase) decrease in intercompany loans	—	3,198	(2,117)	2,707	(3,788)	—
Capital contributions paid	—	(325)	—	—	325	—
Other investing activities, net	—	—	—	32	—	32
Net cash provided by (used in) investing activities	—	2,873	(2,117)	2,350	(3,463)	(357)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(36)	—	(36)
Change in current debt obligations, net	—	—	1,130	24	—	1,154
Proceeds from current debt obligations (maturities greater than 90 days)	—	—	4	—	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	—	—	(252)	—	(252)
Dividends to shareholders	(1,192)	—	—	—	—	(1,192)
Issuance of ordinary shares	260	—	—	—	—	260
Repurchase of ordinary shares	(2,794)	—	—	—	—	(2,794)
Net intercompany loan borrowings (repayments)	3,082	(3,634)	929	(4,165)	3,788	—
Intercompany dividend paid	—	—	—	(920)	920	—
Capital contributions received	—	—	—	325	(325)	—
Other financing activities	—	—	—	74	—	74
Net cash provided by (used in) financing activities	(644)	(3,634)	2,063	(4,819)	4,383	(2,651)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	64	—	64
Net change in cash and cash equivalents	—	118	108	(148)	—	78
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$326	$108	$2,520	$—	$2,954

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and six months ended October 27, 2017.
In June 2017, we experienced a temporary information technology system disruption that affected our customer ordering, distribution, and manufacturing processes globally. We concluded that the system disruption impact was not material to our revenue or earnings per share for the six months ended October 27, 2017.
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
Refer to the “GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Free Cash Flow" sections for reconciliations of our results of operations prepared in accordance with U.S. GAAP to the adjusted non-GAAP measurements considered by management.
EXECUTIVE LEVEL OVERVIEW
Medtronic is among the world's largest medical technology, services, and solutions companies - alleviating pain, restoring health, and extending life for millions of people around the world. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat, and diabetes conditions.

Net income attributable to Medtronic for the three months ended October 27, 2017 was $2.0 billion, or $1.48 per diluted share, as compared to net income attributable to Medtronic for the three months ended October 28, 2016 of $1.1 billion, or $0.80 per diluted share, representing increases of 81 percent and 85 percent, respectively.

Net income attributable to Medtronic for the six months ended October 27, 2017 was $3.0 billion, or $2.21 per diluted share, as compared to net income attributable to Medtronic for the six months ended October 28, 2016 of $2.0 billion, or $1.46 per diluted share, representing increases of 48 percent and 51 percent, respectively.

The table below illustrates net sales by operating segment for the three and six months ended October 27, 2017 and October 28, 2016:

	Three months ended			Six months ended
(in millions)	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Cardiac and Vascular Group	$2,773	$2,584	7%	$5,419	$5,102	6%
Minimally Invasive Therapies Group	1,952	2,473	(21)	4,438	4,897	(9)
Restorative Therapies Group	1,863	1,826	2	3,672	3,598	2
Diabetes Group	462	462	—	911	914	—
Total Net Sales	$7,050	$7,345	(4)%	$14,440	$14,511	—%

For the three and six months ended October 27, 2017, net sales was unfavorably affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group. Further, net sales was unfavorably impacted by Hurricane Maria, which significantly affected our manufacturing operations in Puerto Rico. We estimate that Hurricane Maria had an approximate $55 million to $65 million unfavorable impact to net sales for the three months ended October 27, 2017. The unfavorable growth impacts for the three months ended October 27, 2017 were partially offset by the favorable impact of the acquisition of HeartWare International, Inc. (HeartWare). For the six months ended October 27, 2017, our net sales growth was favorably impacted by the acquisitions of HeartWare and Smith & Nephew's gynecology business, which contributed $112 million to our net sales growth.

Our performance continues to be fueled by our three growth strategies: therapy innovation, globalization, and economic value. We are creating competitive advantages and capitalizing on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems. In our therapy innovation growth strategy, we continue to see strong adoption of our products across all our operating segments. In globalization, net sales in emerging markets and non-U.S. developed markets grew 9 percent and 1 percent, respectively, during the three months ended October 27, 2017, and 10 percent and 3 percent, respectively, during the six months ended October 27, 2017 as compared to the corresponding periods in the prior fiscal year as we continue to expand access to our products and services around the world. In our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions across each of our operating segments. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume. See our discussion in the “Net Sales” section of this Management's Discussion and Analysis for more information on the results of our operating segments.

GAAP to Non-GAAP Reconciliation We provide non-GAAP financial measures to facilitate review of our operational performance and as a basis for strategic planning. Management believes that in order to properly understand its short-term and long-term financial trends, including period over period comparisons of the company’s operations, investors may find it useful to exclude the effect of certain charges or gains that contribute to or reduce earnings but that result from transactions or events that management believes may or may not recur with similar materiality or impact to operations in future periods. Refer to our discussion in the "Costs and Expenses" and "Income Taxes" sections of this Management's Discussion and Analysis for more information on the Non-GAAP Adjustments. Non-GAAP financial measures should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP, and investors are cautioned that we may calculate non-GAAP financial measures in a way that is different from other companies.

The tables below present our GAAP to Non-GAAP reconciliations for the three and six months ended October 27, 2017 and October 28, 2016:

	Three months ended October 27, 2017
(in millions)	Income Before Income Taxes	Diluted EPS (1)	Income tax (benefit) provision (2)	Effective Tax Rate
GAAP	$1,728	$1.48	$(285)	(16.5)%
Non-GAAP Adjustments: (3)
Restructuring charges, net	18	0.01	4	22.2
Acquisition-related items	18	0.01	10	55.6
Divestiture-related items (a)	67	0.04	7	10.4
Gain on sale of businesses (b)	(697)	(0.51)	—	—
Hurricane Maria (c)	34	0.02	1	2.9
Special charge (d)	80	0.04	29	36.3
Amortization of intangible assets	460	0.27	86	18.7
Certain tax adjustments, net (e)	—	(0.30)	404	—
Non-GAAP	$1,708	$1.07	$256	15.0%

	Three months ended October 28, 2016
(in millions)	Income Before Income Taxes	Diluted EPS (1)	Income tax (benefit) provision (2)	Effective Tax Rate
GAAP	$1,212	$0.80	$101	8.3%
Non-GAAP Adjustments: (3)
Impact of inventory step-up (f)	38	0.02	14	36.8
Restructuring charges, net	47	0.03	12	25.5
Acquisition-related items	28	—	26	92.9
Amortization of intangible assets	500	0.28	115	23.0
Non-GAAP	$1,825	$1.12	$268	14.7%

(1)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

(3)	Non-GAAP adjustments relate to charges or benefits that management believes may or may not recur with similar materiality or impact on results in future periods.

(a)	The transaction expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(b)	The gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(c)	The charges represent idle facility costs, asset write-downs, and humanitarian efforts related to Hurricane Maria.

(d)	The charge represents a commitment to fund the Medtronic Foundation.

(e)	The net benefit primarily relates to the tax effect from the intercompany sale of intellectual property.

(f)	Represents amortization of step-up in fair value of inventory acquired in connection with the HeartWare acquisition.

	Six months ended October 27, 2017
(in millions)	Income Before Income Taxes	Diluted EPS (1)	Income tax (benefit) provision (2)	Effective Tax Rate
GAAP	$2,923	$2.21	$(99)	(3.4)%
Non-GAAP Adjustments: (3)
Restructuring charges, net	32	0.02	6	18.8
Acquisition-related items	71	0.03	24	33.8
Divestiture-related items (a)	115	0.07	15	13.0
Gain on sale of businesses (b)	(697)	(0.51)	—	—
Hurricane Maria (c)	34	0.02	1	2.9
Special charge (d)	80	0.04	29	36.3
Amortization of intangible assets	914	0.55	166	18.2
Certain tax adjustments, net (e)	—	(0.25)	344	—
Non-GAAP	$3,472	$2.19	$486	14.0%

	Six months ended October 28, 2016
(in millions)	Income Before Income Taxes	Diluted EPS (1)	Income tax (benefit) provision (2)	Effective Tax Rate
GAAP	$2,200	$1.46	160	7.3%
Non-GAAP Adjustments: (3)
Impact of inventory step-up (f)	38	0.02	14	36.8
Restructuring charges, net	151	0.08	38	25.2
Certain litigation charges	82	0.04	30	36.6
Acquisition-related items	80	0.03	39	48.8
Amortization of intangible assets	987	0.54	226	22.9
Certain tax adjustments, net (g)	—	(0.02)	31	—
Non-GAAP	$3,538	$2.15	$538	15.2%

(1)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

(3)	Non-GAAP adjustments relate to charges or gains that management believes may or may not recur with similar materiality or impact on results in future periods.

(a)	The transaction expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(b)	The gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(c)	The charges represent idle facility costs, asset write-downs, and humanitarian efforts related to Hurricane Maria.

(d)	The charge represents a commitment to fund the Medtronic Foundation.

(e)
The net benefit primarily relates to the tax effect from the intercompany sale of intellectual property, which is partially offset by the impacts from the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(f)	Represents amortization of step-up in fair value of inventory acquired in connection with the HeartWare acquisition.

(g)
The net benefit in certain tax adjustments relates to the resolution of various tax positions from prior years and other certain tax charges recorded in connection with the redemption of an intercompany minority interest.

Diluted EPS and Non-GAAP diluted EPS for the three months ended October 27, 2017 were $1.48 and $1.07, respectively. Diluted EPS and Non-GAAP diluted EPS for the six months ended October 27, 2017 were $2.21 and $2.19, respectively. For the three and six months ended October 27, 2017, diluted EPS and Non-GAAP diluted EPS were unfavorably affected by the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group, which had a significant impact on revenue and expenses in the current periods as compared to the corresponding periods in the prior fiscal year. Further, diluted EPS and Non-GAAP diluted EPS were unfavorably impacted by Hurricane Maria, which significantly affected our manufacturing operations in Puerto Rico. In addition to the $.02 non-GAAP adjustment, we estimate that Hurricane Maria had an approximate $0.03 unfavorable impact for the three months ended October 27, 2017, which was driven by the $55 million to $65 million unfavorable impact to net sales.
For the three and six months ended October 27, 2017, diluted EPS was favorably affected by a $697 million gain on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group. Diluted EPS was also favorably impacted by certain tax adjustments for the three and six months ended October 27, 2017 of $404 million and $344 million, respectively. These adjustments primarily related to a net tax benefit associated with the intercompany sales of certain intellectual property and a net tax charge primarily associated with the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
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
Our critical accounting estimates include the following:
Revenue Recognition Rebates are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, we consider the lag time between the point of sale and the payment of the rebate claim, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience and recognize such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales for the three and six months ended October 27, 2017 were $541 million and $1.3 billion, respectively as compared to $772 million and $1.5 billion for the three and six months ended October 28, 2016, respectively.
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimates of probable losses resulting from litigation and governmental proceedings involving us are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 17 to the current period's consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 17 to the current period's consolidated financial statements, we believe it is possible that costs associated with these matters could have a material adverse impact on our consolidated earnings, financial position, and/or cash flows.
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
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. We assess the impairment of goodwill at the reporting unit level annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $39.1 billion and $38.5 billion at October 27, 2017 and April 28, 2017, respectively.
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rates, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. Definite-lived intangible assets, net of accumulated amortization, were $22.1 billion and $22.8 billion at October 27, 2017 and April 28, 2017, respectively.
We assess the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangibles require us to make several estimates about fair value, including projected future cash flows and the appropriate discount rates. Indefinite-lived intangible assets were $561 million and $594 million at October 27, 2017 and April 28, 2017, respectively.
Contingent Consideration Contingent consideration liabilities are recorded at the acquisition date at estimated fair value and are remeasured each reporting period with the change in fair value recognized within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration may result from changes in the estimated timing and amount of revenue, estimated timing or probability of achieving the milestones which trigger payment, or discount rates. The fair value of contingent consideration liabilities was $190 million and $246 million at October 27, 2017 and April 28, 2017, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's consolidated financial statements.

NET SALES
The table below illustrates net sales by operating segment and division for the three and six months ended October 27, 2017 and October 28, 2016:

	Three months ended			Six months ended
(in millions)	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Cardiac Rhythm & Heart Failure	$1,467	$1,400	5%	$2,857	$2,734	4%
Coronary & Structural Heart	854	753	13	1,671	1,515	10
Aortic & Peripheral Vascular	452	431	5	891	853	4
Cardiac and Vascular Group	2,773	2,584	7	5,419	5,102	6
Surgical Innovations	1,334	1,271	5	2,640	2,530	4
Respiratory, Gastrointestinal & Renal	618	1,202	(49)	1,798	2,367	(24)
Minimally Invasive Therapies Group	1,952	2,473	(21)	4,438	4,897	(9)
Spine	659	663	(1)	1,308	1,308	—
Brain Therapies	575	506	14	1,097	995	10
Specialty Therapies	365	369	(1)	734	725	1
Pain Therapies	264	288	(8)	533	570	(6)
Restorative Therapies Group	1,863	1,826	2	3,672	3,598	2
Diabetes Group	462	462	—	911	914	—
Total	$7,050	$7,345	(4)%	$14,440	$14,511	—%
The decrease in net sales for the three and six months ended October 27, 2017 as compared to the three and six months ended October 28, 2016 was primarily attributable to the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Respiratory, Gastrointestinal, & Renal division of the Minimally Invasive Therapies Group during the three months ended October 27, 2017, along with the impact of Hurricane Maria, which significantly affected our manufacturing operations in Puerto Rico.
During the second quarter of fiscal year 2018, the Surgical Solutions and Patient Monitoring & Recovery divisions of the Minimally Invasive Therapies Group were realigned into the Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions. Refer to the "Minimally Invasive Therapies Group" discussion within this Management's Discussion and Analysis for more information on the composition of the Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions.
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and six months ended October 27, 2017 were $2.8 billion and $5.4 billion, respectively, an increase of 7 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact on net sales for the three and six months ended October 27, 2017 of $16 million and $4 million, respectively. The Cardiac and Vascular Group's net sales for the three and six months ended October 27, 2017, as compared to the corresponding periods in the prior fiscal year, benefited from strong net sales growth in all three divisions. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and six months ended October 27, 2017 were $1.5 billion and $2.9 billion, respectively, an increase of 5 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales growth for the three and six months ended October 27, 2017 was driven by strong growth in Arrhythmia Management and Heart Failure. The strong growth in Arrhythmia Management was driven by growth in AF Solutions, strong adoption of the Micra transcatheter pacing system as a result of receiving final approval for reimbursement in the U.S. from the Centers for Medicare & Medicaid Services during the fourth quarter of fiscal year 2017, the strong adoption of the TYRX absorbable antibacterial envelope, and growth in Diagnostics driven by the continued global demand of the Reveal

LINQ insertable cardiac monitor. The strong net sales growth in Heart Failure for the three and six months ended October 27, 2017 was also driven by strong demand for the CRT-P quadripolar pacing system, which launched in the U.S. in the first quarter of fiscal year 2018, as well as growth in Mechanical Circulatory Support during the three months ended October 27, 2017 due to the acquisition of of HeartWare, which was acquired in late August of fiscal year 2017.
Coronary & Structural Heart net sales for the three and six months ended October 27, 2017 were $854 million and $1.7 billion, respectively, an increase of 13 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Coronary & Structural Heart net sales growth for the three and six months ended October 27, 2017 was largely driven by the continued strong customer adoption of the Evolut PRO Transcatheter Aortic Valve system (Evolut PRO) and the Evolut R 34mm transcatheter aortic heart valve, as well as continued penetration into intermediate risk in the U.S., which received approval late in the first quarter of fiscal year 2018. Net sales growth for the three months ended October 27, 2017 was also driven by the continued launch of the Resolute Onyx drug-eluting stent in the U.S. and Japan in the first quarter of fiscal year 2018.
Aortic & Peripheral Vascular net sales for the three and six months ended October 27, 2017 were $452 million and $891 million, respectively, an increase of 5 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Aortic & Peripheral Vascular net sales growth for the three and six months ended October 27, 2017 was driven by strong performance in drug-coated balloons and success of the Endurant IIs aortic stent graft, as well as success of the Heli-FX EndoAnchor System. For the three months ended October 27, 2017, net sales growth was also driven by Percutaneous Transluminal Angioplasty (PTA) balloons and the recent launch of Concento 3D detachable coil system, as well as the Valiant Captiva thorasic stent graft systems. Continued strong adoption of the HawkOne 6 French directional atherectomy system also contributed to net sales growth for the three and six months ended October 27, 2017.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•
Changes in procedural volumes, competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates.

•
Acceptance and future growth of the CRT-P quadripolar pacing system, which received CE Mark approval in February 2017 and launched in Europe during the fourth quarter of fiscal year 2017. In the U.S., we received Food and Drug Administration (FDA) approval in May 2017, and launched in the first quarter of fiscal year 2018.

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

•
Continued future growth of our Micra transcatheter pacing system. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems. We received final approval for reimbursement in the U.S. from the Centers for Medicare & Medicaid Services and in Japan from the Ministry of Health, Labour, and Welfare during the fourth quarter of fiscal year 2017 and during the second quarter of fiscal year 2018, respectively, for this transformative therapy, which we expect will continue to accelerate sales in the U.S. and in Japan.

•
Acceptance and future growth of the HeartWare HVAD System as a Destination Therapy for patients with advanced heart failure who are not candidates for heart transplants. The HVAD System, a left ventricular assist device or LVAD, helps the heart pump and increases the amount of blood that flows through the body. In the U.S., we received FDA approval in September 2017 for this Destination Therapy indication.

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

•
Acceptance and future growth from Evolut PRO, which provides control during deployment to assist with accurate positioning with the ability to recapture and reposition the valve. Evolut PRO received U.S. FDA approval and launched in the fourth quarter of fiscal year 2017. Evolut PRO also received CE Mark approval at the end of the first quarter of fiscal year 2018 and launched in Europe during the second quarter of fiscal year 2018.

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

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, dialysis, and monitors. Net sales for the three months ended July 28, 2017 and the three and six months ended October 28, 2016 also include sales of compression, enteral feeding, wound care, and medical surgical product lines which were divested on July 29, 2017. The Minimally Invasive Therapies Group’s net sales for the three and six months ended October 27, 2017 were $2.0 billion and $4.4 billion, a decrease of 21 percent and 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact on net sales for the three months ended October 27, 2017 of $8 million. Currency had an unfavorable impact on net sales for the six months ended October 27, 2017 of $6 million. The Minimally Invasive Therapies Group's net sales for the three months ended October 27, 2017 were impacted by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017.
During the second quarter of fiscal year 2018, the Surgical Solutions and Patient Monitoring & Recovery divisions were realigned into the Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions. The Surgical Innovations division consists of the Advanced Surgical and General Surgical businesses. The Advanced Surgical business includes the Advanced Stapling, Advanced Energy, Hernia, Gynecology, and Interventional Lung product lines. The General Surgical business includes the Wound Closure, Electosurgery and Instruments product lines.
The Respiratory, Gastrointestinal, & Renal business consists of the Respiratory & Monitoring Solutions and Renal Care Solutions businesses. The Respiratory & Monitoring Solutions business includes the Patient Monitoring, Respiratory Solutions, Advanced Ablation, and GI Solutions product lines. The Renal Care Solutions business includes the Renal Access and Dialyzers product lines.
Surgical Innovations net sales for the three and six months ended October 27, 2017 were $1.3 billion and $2.6 billion, an increase of 5 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales performance in Surgical Innovations was mainly attributable to Advanced Stapling and Advanced Energy products due to continued adoption of Open-to-Minimally Invasive Surgery (MIS) techniques and tools, as well as growth in emerging markets. Advanced Stapling growth was driven by endo stapling specialty reloads with Tri-Staple technology and Signia, the powered surgical stapling system. Advanced Energy benefited from the continued launch of new LigaSure vessel sealing instruments and the Valleylab F10 energy platform. Further, net sales growth in Surgical Innovations for the three and six months ended October 27, 2017 was partially offset by Hurricane Maria, which had a negative impact to net sales.

Respiratory, Gastrointestinal, & Renal net sales for the three and six months ended October 27, 2017 were $618 million and $1.8 billion, respectively, a decrease of 49 percent and 24 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales declined as a result of the July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Apart from the decline in net sales due to the divestiture, net sales performance in Respiratory, Gastrointestinal, & Renal benefited from growth of Patient Monitoring and Gastrointestinal and

Renal Care Solutions products. This growth was offset by a decline in Respiratory net sales driven by a difficult comparison following the return to market of the Puritan Bennett 980 ventilator in the corresponding period in the prior fiscal year.

Looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive product launches and pricing pressure, geographic macro-economic risks, reprocessing of our products, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued acceptance and future growth of Open-to-MIS techniques and tools supported by our efforts to transition open surgery to MIS. The Open-to-MIS initiative focuses on establishing our presence in and working to optimize open surgery globally, while capturing the market opportunity that exists in transitioning open procedures to MIS, whether through traditional MIS, or advanced technologies including robotics. To achieve this transition, we are focused on product training, surgical skill training and continued therapy innovation to advance MIS.

•
The July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Net sales of the businesses included in the divestiture were $0.6 billion for the three months ended July 29, 2017, and $0.6 billion and $1.2 billion for the three and six months ended October 28, 2016, respectively. We have entered into Transition Manufacturing Agreements (TMAs) with Cardinal Health, Inc. The TMAs will contribute to net sales and are designed to ensure and facilitate an orderly transfer of business operations for a transition period of two to five years, with the ability to extend upon mutual agreement of the parties.

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

•
Continued acceptance and growth in respiratory care, airway and ventilation management, and Patient Monitoring. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography bedside capnography monitor, portable monitor with Nellcor pulse oximetry system with OxiMax technology and the Nellcor Respiratory Compromise monitor with vital signs of SpO2, pulse rate, End-Tidal CO2, and Respiratory Rate.

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
Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and six months ended October 27, 2017 were $1.9 billion and $3.7 billion, respectively, an increase of 2 percent as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact on net sales for the three months ended October 27, 2017 of $4 million and an unfavorable impact on net sales for the six months ended October 27, 2017 of $3 million. Net sales growth for the three and six months ended October 27, 2017 was driven by growth in Brain Therapies, partially offset by declines in Pain Therapies and the negative impact to net sales from Hurricane Maria. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and six months ended October 27, 2017 were $659 million and $1.3 billion, respectively, a decrease of 1 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year. Spine net sales growth was impacted by declines in Core Spine, partially offset by net sales growth in BMP (composed of INFUSE bone graft (InductOs in the European Union)) due to favorable product mix. Core Spine net sales declined due to overall market softness in the U.S. and Europe and the negative net sales impact from Hurricane Maria, partially offset by the continued success of our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics sold by our Neurosurgery business, and our "Speed-to-Scale" initiative, which involves faster innovation cycles and the launching of a steady cadence of new products at scale with sets immediately available for the entire market.
Brain Therapies net sales for the three and six months ended October 27, 2017 were $575 million and $1.1 billion, respectively, an increase of 14 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neursurgery. Neurovascular net sales growth was driven by strong sales of our Solitaire family of revascularization devices for acute ischemic stroke. Neurosurgery net sales growth was driven by strong sales of the StealthStation S8 surgical navigation system and Midas disposables, as well as placement of capital equipment through our distributor agreement with Mazor. Net sales growth in Neurovascular and Neurosurgery was partially offset by declines in Brain Modulation due to competitive pressures in the U.S. and Europe.
Specialty Therapies net sales for the three and six months ended October 27, 2017 were $365 million and $734 million, respectively, a decrease of 1 percent and an increase of 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Specialty Therapies net sales was driven by growth in ENT and Transformative Solutions for the three and six months ended October 27, 2017, offset by declines in Pelvic Health. ENT net sales growth was driven by strong growth in disposables, and Transformative Solutions net sales growth was driven by the Aquamantys Transcollation and PEAK PlasmaBlade technologies. InterStim supply issues related to Hurricane Maria negatively impacted Pelvic Health net sales growth for the three and six months ended October 27, 2017.
Pain Therapies net sales for the three and six months ended October 27, 2017 were $264 million and $533 million, respectively, a decrease of 8 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The decrease in net sales was driven primarily by decreases in our Spinal Cord Stimulation products due to competitive pressures in the U.S. and Europe, as we await full launch of our Intellis platform, as well as the negative net sales impact related to Hurricane Maria, partially offset by growth in Interventional from the OsteoCool RF Spinal Tumor ablation system and strong sales in Japan and China.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

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

•
Continued market acceptance of our new integrated solutions through the Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics.

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

•
Continued acceptance and adoption rates of stimulators and leads approved to treat chronic pain in major markets around the world. Our Intellis spinal cord stimulator recently received U.S. FDA approval and CE Mark.

•
Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA recently lifted its distributor requirements on our implantable drug pump in October and its warning letter in November 2017.

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

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and six months ended October 27, 2017 were $462 million and $911 million, respectively, and were flat compared to the corresponding periods in the prior fiscal year. The Diabetes Group's net sales were flat for the three and six months ended October 27, 2017, primarily as a result of a decline in sales in the U.S. due to ongoing sensor supply constraints, offset by growth in international markets due to strong sales in Europe and Asia Pacific of the MiniMed 640G system. In the U.S., we continue to experience strong consumer demand and acceptance of our revolutionary 670G hybrid closed loop system.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued sensor supply constraints, along with higher than expected demand, will impact net sales as we prioritize fulfillment against our installed base of patients first. We continue to ramp manufacturing and expect new and expanded sensor manufacturing lines to be ready for commercial production by the fourth quarter of fiscal year 2018, at which time we expect to have the unconstrained capacity needed to meet the rapidly growing sensor demand.

•	Future growth associated with the transition of Animas insulin pump customers to our insulin pump technology.

•
Continued acceptance and future growth of the MiniMed 670G system, the first hybrid closed loop system in the world. The system features our most advanced SmartGuard algorithm, which enables improved glucose control with reduced user input. The MiniMed 670G system received U.S. FDA approval during the second quarter of fiscal year 2017 and launched in the U.S. in June 2017.

•	Changes in medical reimbursement policies and programs, along with payor coverage of the MiniMed 670G system.

•
Continued acceptance and future growth of the MiniMed 640G system with SmartGuard Suspend before Low technology, which has launched in Europe, Australia, and select countries in Latin America and Asia, and the MiniMed 620G system, the first integrated system customized for the Japanese market.

•
Continued acceptance and future growth of Guardian Connect CGM system which displays information directly to a smartphone. This system received CE mark in 2016 and has launched internationally, with an expected U.S. launch in the second half of fiscal year 2018.

•	Continued partnership with UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members access to our advanced diabetes technology and comprehensive support services.

•
Continued partnership and future growth of our outcomes-based agreement with Aetna, where a component of our pump reimbursement is based on successfully meeting clinical improvement thresholds as part of our value-based healthcare solutions.

OPERATIONS BY MARKET GEOGRAPHY
The tables below include net sales by market geography for each of our operating segments for the three and six months ended October 27, 2017 and October 28, 2016:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Cardiac and Vascular Group	$1,423	$1,353	5%	$895	$823	9%	$455	$408	12%
Minimally Invasive Therapies Group	795	1,266	(37)	783	853	(8)	374	354	6
Restorative Therapies Group	1,258	1,261	—	394	383	3	211	182	16
Diabetes Group	258	272	(5)	169	150	13	35	40	(13)
Total	$3,734	$4,152	(10)%	$2,241	$2,209	1%	$1,075	$984	9%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Six months ended			Six months ended			Six months ended
(in millions)	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Cardiac and Vascular Group	$2,756	$2,650	4%	$1,782	$1,652	8%	$881	$800	10%
Minimally Invasive Therapies Group	2,040	2,501	(18)	1,648	1,716	(4)	750	680	10
Restorative Therapies Group	2,479	2,468	—	788	767	3	405	363	12
Diabetes Group	501	535	(6)	336	305	10	74	74	—
Total	$7,776	$8,154	(5)%	$4,554	$4,440	3%	$2,110	$1,917	10%

(1)	U.S. includes the United States and U.S. territories

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above

Net sales declines in the U.S. for the three and six months ended October 27, 2017 were primarily attributable to the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses, as well as the impact of Hurricane Maria, partially offset by growth in the Cardiac and Vascular Group. Net sales growth in non-U.S. developed markets was led by strong performance in the Cardiac and Vascular Group, the Restorative Therapies Group, and the Diabetes Group for the three and six months ended October 27, 2017. Emerging market sales growth was driven by solid performance in all of our groups. Currency had a favorable impact of $35 million and $2 million on net sales for the three and six months ended October 27, 2017, respectively.
COSTS AND EXPENSES
Cost of Products Sold

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net sales	$7,050	$7,345	$14,440	$14,511
Cost of products sold	2,120	2,326	4,469	4,587
Gross profit	$4,930	$5,019	$9,971	$9,924

Gross margin percent	69.9%	68.3%	69.1%	68.4%
We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. For the three and six months ended October 27, 2017, gross margin percent was 69.9 percent and 69.1 percent, respectively, as compared to 68.3 percent and 68.4 percent for the three and six months ended October 28, 2016, respectively. The increase in gross margin percent was due primarily to the divestiture of lower-margin products in conjunction with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the three months ended October 27, 2017, partially offset by the infusion set recall in our Diabetes Group and $17 million of costs recognized in relation to restoring operations at our four Puerto Rico manufacturing sites after Hurricane Maria, including idle facility costs, asset write-downs, and other facility-related costs. Further, we incurred a $38 million charge during the three months ended October 28, 2016 related to recognition of the fair value step-up taken on inventory acquired in connection with the HeartWare acquisition.
Research and Development & Selling, General, and Administrative Expense
The following is a summary of research and development and selling, general, and administrative expenses as a percent of net sales:

	Three months ended		Six months ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Research and development expense	7.9%	7.5%	7.6%	7.6%
Selling, general, and administrative expense	34.6%	32.9%	34.1%	33.4%
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, that lead to enhanced quality of life, and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
Research and development expense for the three and six months ended October 27, 2017 was $555 million and $1.1 billion, respectively. Research and development expense increased as a percentage of sales for the three months ended October 27, 2017 primarily due to our sales declining faster than research and development expense declined following the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions. Selling, general, and administrative expense primarily consists of salaries and wages, as well as other administrative costs, such as professional fees and marketing expenses.
Selling, general, and administrative expense for the three and six months ended October 27, 2017 was $2.4 billion and $4.9 billion, respectively. Selling, general, and administrative expense increased as a percentage of net sales for the three and six months ended October 27, 2017 as compared to the three and six months ended October 28, 2016, respectively, as we incurred expenses associated with Transition Service Agreements (TSAs) and new product launches, against a decline in revenue following the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

Other Costs and Expenses

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Amortization of intangible assets	$460	$500	$914	$987
Restructuring charges, net	8	47	16	141
Acquisition-related items	7	28	51	80
Certain litigation charges	—	—	—	82
Divestiture-related items	67	—	114	—
Gain on sale of businesses	(697)	—	(697)	—
Special charge	80	—	80	—
Other expense, net	111	89	177	128
Interest expense, net	173	173	367	352
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $460 million and $914 million for the three and six months ended October 27, 2017, respectively, as compared to $500 million and $987 million for the three and six months ended October 28, 2016, respectively. The decrease in amortization expense was primarily attributable to the discontinuation of amortization on the definite-lived intangible assets classified as assets held for sale at April 28, 2017 and through the first quarter of fiscal year 2018 related to the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. This divestiture was completed during the second quarter of fiscal year 2018.
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
Our restructuring reserve balances at October 27, 2017 and April 28, 2017 were $212 million and $291 million, respectively. During the three and six months ended October 27, 2017, we recognized restructuring charges of $26 million, and $45 million, respectively, which were partially offset by accrual adjustments of $8 million and $13 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company and cancellations of employee terminations. For the three and six months ended October 27, 2017, restructuring charges included $7 million and $12 million, respectively, recognized within cost of products sold, and $3 million and $4 million, respectively, recognized within selling, general and administrative expense.
For the three and six months ended October 28, 2016, the Company recognized $47 million and $158 million in charges, respectively. The Company recognized no reversals of excess restructuring reserves for the three months ended October 28, 2016. As a result of certain employees identified for termination finding other positions within the Company, the Company recognized a $7 million reversal of excess restructuring reserves for the six months ended October 28, 2016. For the three months and six months ended October 28, 2016, charges included asset write-downs included $3 million and $7 million, respectively, related to property, plant, and equipment impairments, and $10 million for the six months ended October 28, 2016 related to inventory write-offs recognized within cost of products sold in the consolidated statements of income.
For additional information about our restructuring program, see Note 6 to the current period's consolidated financial statements.

Acquisition-Related Items Acquisition-related items includes expenses incurred in connection with the integration of Covidien, our $50.0 billion acquisition completed in the fourth quarter of fiscal year 2015, expenses incurred in connection with business acquisitions, and changes in fair value of contingent consideration. During the three and six months ended October 27, 2017, we recognized acquisition-related items expense of $18 million and $71 million, respectively, including $11 million and $20 million, respectively, recognized within cost of products sold in the consolidated statements of income. For the three and six months ended October 27, 2017, acquisition-related items expense includes $44 million and $90 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as IT system implementation, partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
During the three and six months ended October 28, 2016, we recognized acquisition-related items expense of $28 million and $80 million, respectively. For the three and six months ended October 28, 2016, acquisition-related items expense includes $59 million and $102 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as IT system implementation and benefits harmonization, and $9 million and $16 million, respectively, of accelerated and incremental stock compensation expense, partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
Certain Litigation Charges We classify litigation charges and gains related to significant legal proceedings as certain litigation charges. During the three and six months ended October 27, 2017, there were no certain litigation charges. During the three months ended October 28, 2016, there were no certain litigation charges. During the six months ended October 28, 2016, we recognized $82 million of litigation charges related to probable and estimable damages.
Divestiture-Related Items Divestiture-related items includes expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. During the three months ended October 27, 2017, we recognized divestiture-related items expense of $67 million primarily comprised of expenses incurred for professional services, including banker fees and legal, tax, and advisory fees. During the six months ended October 27, 2017, we recognized divestiture-related items expense of $114 million, primarily comprised of expenses incurred for professional services, including banker fees and legal, tax, and advisory fees, as well as $16 million of accelerated stock compensation expense related to the acceleration of the vesting period for employees that transferred with the divestiture. There were no divestiture-related items expenses for the three or six months ended October 28, 2016.
Gain on Sale of Businesses We recognized a pre-tax gain of $697 million on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the three and six months ended October 27, 2017. There were no sales of businesses during the three or six months ended October 28, 2016.
Special Charge During the three and six months ended October 27, 2017, continuing our commitment to improve the health of people and communities throughout the world, we made an $80 million commitment to fund the Medtronic Foundation. During the three and six months ended October 28, 2016, we did not recognize a special charge.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, currency transaction and derivative gains and losses, impairment charges on equity securities, and Puerto Rico excise tax. For the three and six months ended October 27, 2017, other expense, net was $111 million and $177 million, respectively as compared to $89 million and $128 million for the three and six months ended October 28, 2016, respectively. The increase was partially attributable to $15 million of humanitarian aid provided to our employees impacted by Hurricane Maria during the current quarter. The increase was also driven by our remeasurement and hedging programs, which, combined, were a $32 million and $37 million loss for the three and six months ended October 27, 2017, respectively, as compared to a $20 million and $16 million loss for the three and six months ended October 28, 2016, respectively.
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and ineffectiveness on interest rate derivative instruments. For the three and six months ended October 27, 2017, interest expense, net was $173 million and $367 million, respectively, as compared to $173 million and $352 million for the three and six months ended October 28, 2016, respectively. The increase in interest expense, net during the six months ended October 27, 2017 was primarily driven by modestly higher average interest rates on total debt obligations outstanding as compared to the corresponding period in the prior fiscal year.

INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Income tax (benefit) provision	$(285)	$101	$(99)	$160
Income before income taxes	1,728	1,212	2,923	2,200
Effective tax rate	(16.5)%	8.3%	(3.4)%	7.3%

Non-GAAP income tax provision	$256	$268	$486	$538
Non-GAAP income before income taxes	1,708	1,825	3,472	3,538
Non-GAAP Nominal Tax Rate	15.0%	14.7%	14.0%	15.2%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	31.5%	6.4%	17.4%	7.9%
Many of the countries we operate in have statutory tax rates lower than the U.S., thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 35 percent. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 39.0 percent. Our earnings in Puerto Rico and Switzerland are subject to certain tax incentive grants which provide for tax rates lower than the country statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2018 and 2029. The tax incentive grants scheduled to expire during fiscal year 2018 are not expected to have a material impact on our financial results. See Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017 for additional information.
Our effective tax rate for the three and six months ended October 27, 2017 was (16.5) percent and (3.4) percent, respectively, as compared to 8.3 percent and 7.3 percent for the three and six months ended October 28, 2016, respectively. The decrease in our effective tax rate for the three and six months ended October 27, 2017 was primarily due to the impacts from the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses, the utilization of non-U.S. special deductions, and the tax effect from the intercompany sales of certain intellectual property.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 27, 2017 was 15.0 percent and 14.0 percent, respectively, as compared to 14.7 percent and 15.2 percent for the three and six months ended October 28, 2016, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the finalization of certain tax audits, the lapse of a statute of limitations for federal purposes, excess tax benefits related to stock based compensation due to the adoption of new guidance and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 27, 2017 of approximately $17 million and $35 million, respectively.
Certain Tax Adjustments In August 2017, we received a tax ruling confirming the treatment of various intercompany transactions which have the effect of utilizing the $12.0 billion of non-U.S. special deductions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017. The ruling allowed us to offset a portion of the gain on the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses as well as recognize a net income tax benefit associated with an intercompany sale of intellectual property and the associated elimination of a deferred tax liability.
During the six months ended October 27, 2017, we recognized a $344 million net benefit comprised of a $398 million net tax benefit associated with the intercompany sales of certain intellectual property and a $54 million net tax charge primarily associated with the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Inclusive of the tax adjustments recorded during the fourth quarter of fiscal year 2017 and the six months ended October 27, 2017, the tax adjustment related to the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses was a net income tax charge of $175 million. These net benefits were recorded within income tax (benefit) provision in the consolidated statement of income for the six months ended October 27, 2017.
During the six months ended October 28, 2016, we recognized a $31 million net benefit from certain tax adjustments. A $431 million tax benefit was recognized as a result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the U.S. Internal Revenue Service (IRS). This benefit was partially offset by a $371 million charge associated with the expected resolution with the IRS for the for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution did not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. In addition, we recognized a $29 million charge in connection with the redemption of an intercompany minority interest. These net benefits were recorded within income tax (benefit) provision in the consolidated statement of income for the six months ended October 28, 2016.
LIQUIDITY AND CAPITAL RESOURCES

(in millions)	October 27, 2017	April 28, 2017
Working capital	$14,666	$10,316
Current ratio(1)	2.4:1.0	1.7:1.0
Cash, cash equivalents, and current investments	$13,526	$13,708
Current debt obligations and long-term debt	$29,072	$33,441

(1)	The ratio of current assets to current liabilities, excluding current assets and current liabilities held for sale at April 28, 2017.
We believe our balance sheet and liquidity provide us with flexibility in the future. Approximately $5 billion of our cash, cash equivalents, and investments held by certain U.S.-controlled non-U.S. subsidiaries may not represent available liquidity for general corporate purposes. However, we believe our other existing cash, cash equivalents and investments, as well as our $3.5 billion revolving credit facility and related commercial paper program ($700 million of commercial paper outstanding at October 27, 2017), will satisfy our foreseeable operating needs for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.

Agency Rating(1)
	October 27, 2017	April 28, 2017
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at October 27, 2017 were unchanged as compared to the ratings at April 28, 2017. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and our $3.5 billion revolving credit facility and related commercial paper program.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows.
Note 17 to the consolidated financial statements provides information regarding amounts we have accrued related to legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position, and/or cash flows.
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
For the three and six months ended October 27, 2017, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At October 27, 2017, we have $227 million of gross unrealized losses on our aggregate available-for-sale debt securities of $7.6 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely impact our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. See Note 7 to the current period's consolidated financial statements for additional information regarding fair value measurements.
Summary of Cash Flows

	Six months ended
(in millions)	October 27, 2017	October 28, 2016
Cash provided by (used in):
Operating activities	$1,644	$3,022
Investing activities	6,125	(357)
Financing activities	(7,277)	(2,651)
Effect of exchange rate changes on cash and cash equivalents	70	64
Net change in cash and cash equivalents	$562	$78
Operating Activities The $1.4 billion decrease in net cash provided was primarily driven by an increase in cash paid for income taxes of $416 million, funding of our retirement benefit plans of $170 million, cash paid for for divestiture-related expenses of approximately $100 million, an increase in certain litigation payments of $96 million, net cash outflows for collateral related to our currency exchange rate derivative instruments, a decrease in cash collected from customers, and an increase in cash paid for inventory. The increase in cash paid for income taxes was primarily a result of tax payments related to the intercompany sale of intellectual property and sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses as well as settlement payments for U.S federal income taxes for fiscal years 2012 to 2014 and audit settlements outside of the U.S. during the six months ended October 27, 2017. The decrease in net cash provided by operating activities related to the funding of our retirement benefit plans is due to timing of contributions; we made a contribution of $170 million in the second quarter of fiscal year 2018 whereas the prior year contribution was made in the second half of fiscal year 2017. The decrease in cash collected from customers is partially attributable to reduced sales due to the July 29, 2017 sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. The increase in cash paid for inventory is partially attributable to higher inventory in the Cardiac and Vascular Group and Minimally Invasive Therapies Group related to new product launches and in Diabetes due to sensor supply constraints. For more information on collateral received/posted see Note 9 to the current period's consolidated financial statements.
Investing Activities The $6.5 billion increase in net cash provided was primarily attributable to sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017 resulting in net proceeds of $6.1 billion.
Financing Activities The $4.6 billion increase in net cash used was primarily attributable to the repayment of our senior unsecured term loan, including accrued interest, for $3.0 billion in August 2017, the repayment of our 6.000 percent ten-year 2008 CIFSA senior notes, including accrued interest, for $1.2 billion in October 2017, and a reduction of commercial paper borrowings of $1.1 billion, partially offset by a decrease in share repurchases of $906 million.

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

	Six months ended
(in millions)	October 27, 2017	October 28, 2016
Net cash provided by operating activities	$1,644	$3,022
Net cash used in investing activities	6,125	(357)
Net cash used in financing activities	(7,277)	(2,651)

Net cash provided by operating activities	$1,644	$3,022
Additions to property, plant, and equipment	(524)	(598)
Free cash flow	$1,120	$2,424

Dividends to shareholders	$1,247	$1,192
Repurchase of ordinary shares	1,888	2,794
Issuances of ordinary shares	(230)	(260)
Return to shareholders	$2,905	$3,726
Return of operating cash flow percentage	177%	123%
Return of free cash flow percentage	259%	154%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, was $3.1 billion at October 27, 2017 compared to $7.5 billion at April 28, 2017. We utilize Senior Notes to meet our long-term financing needs. Long-term debt was $25.9 billion at both October 27, 2017 and April 28, 2017.
Total debt at October 27, 2017 was $29.1 billion, as compared to $33.4 billion at April 28, 2017. The decrease in total debt was primarily driven by the repayment of our senior unsecured term loan and senior notes detailed below, along with a reduction in our commercial paper borrowings of $201 million.
During the three months ended October 27, 2017, we used a portion of the proceeds received in connection with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses to repay our senior unsecured term loan, including accrued interest, for $3.0 billion. Additionally, we repaid our 6.000 percent ten-year 2008 CIFSA senior notes, including accrued interest, for $1.2 billion.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At October 27, 2017, we had $700 million of commercial paper outstanding, as compared to $901 million at April 28, 2017. During the three and six months ended October 27, 2017, the weighted average original maturity of the commercial paper outstanding was approximately 30 and 31 days, respectively, and the weighted average interest rate was 1.31 percent and 1.27 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase our borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At October 27, 2017 and April 28, 2017, no amounts were outstanding on the committed line of credit.

Interest rates on advances of our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at October 27, 2017.
We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2015, our Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of our ordinary shares. At April 28, 2017, we had used 51 million of the 80 million shares authorized under the June 2015 share redemption program. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases, replacing the previous 2015 repurchase authorization to redeem up to an aggregate number of ordinary shares. During the three and six months ended October 27, 2017, we repurchased a total of 7.4 million and 21.8 million shares, respectively, at an average price per share of $82.32 and $84.28, respectively. At October 27, 2017, we had approximately $4.2 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis, Note 8 to the current period's consolidated financial statements, and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at October 27, 2017 and April 28, 2017 was $12.0 billion and $10.8 billion, respectively. At October 27, 2017, these contracts were in a net unrealized loss position of $69 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 27, 2017 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $882 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at October 27, 2017 was comprised of debt predominately denominated in U.S. dollars, of which approximately 95% is fixed rate debt and approximately 5% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at October 27, 2017, indicates that the fair value of these instruments would correspondingly change by $68 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of the current period's Management's Discussion and Analysis. For additional discussion of market risk, see Notes 7 and 9 to the current period's consolidated financial statements.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis, and our legal proceedings and other loss contingencies are described in Note 17 to the current period's consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2018:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
7/29/2017-8/25/2017	4,761,958	$84.00	4,761,958	4,455,754,233
8/26/2017-9/29/2017	1,241,547	80.54	1,241,547	4,355,779,087
9/30/2017-10/27/2017	1,370,564	78.07	1,370,564	4,248,806,806
Total	7,374,069	$82.32	7,374,069	4,248,806,806

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

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	December 4, 2017	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	December 4, 2017	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer