Form 10-Q
period 2018-01-26
Medtronic plc
filed 2018-03-02
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 26, 2018
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
Yes ☐ No x
As of February 28, 2018, 1,355,373,428 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Net sales	$7,369	$7,283	$21,809	$21,794

Costs and expenses:
Cost of products sold	2,191	2,268	6,660	6,855
Research and development expense	558	530	1,661	1,640
Selling, general, and administrative expense	2,499	2,388	7,422	7,232
Amortization of intangible assets	461	497	1,375	1,484
Restructuring charges, net	7	21	23	162
Acquisition-related items	26	68	77	148
Certain litigation charges	61	218	61	300
Divestiture-related items	—	—	114	—
Gain on sale of businesses	—	—	(697)	—
Special charge	—	100	80	100
Other expense, net	140	46	317	174
Operating profit	1,426	1,147	4,716	3,699

Investment loss	227	—	227	—

Interest income	(98)	(88)	(290)	(272)
Interest expense	270	268	829	804
Interest expense, net	172	180	539	532
Income before income taxes	1,027	967	3,950	3,167
Income tax provision	2,419	147	2,320	307
Net (loss) income	(1,392)	820	1,630	2,860
Net loss attributable to noncontrolling interests	3	1	14	5
Net (loss) income attributable to Medtronic	$(1,389)	$821	$1,644	$2,865

Basic (loss) earnings per share	$(1.03)	$0.60	$1.21	$2.07

Diluted (loss) earnings per share	$(1.03)	$0.59	$1.20	$2.05

Basic weighted average shares outstanding	1,354.0	1,372.2	1,357.2	1,381.9

Diluted weighted average shares outstanding	1,354.0	1,383.1	1,368.9	1,394.7

Cash dividends declared per ordinary share	$0.46	$0.43	$1.38	$1.29
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Net (loss) income	$(1,392)	$820	$1,630	$2,860

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(14)	(115)	41	(40)
Currency translation	897	(553)	1,525	(1,239)
Net change in retirement obligations	(3)	22	11	66
Unrealized (loss) gain on derivatives	(202)	95	(346)	202
Other comprehensive income (loss)	678	(551)	1,231	(1,011)
Comprehensive (loss) income including noncontrolling interests	(714)	269	2,861	1,849
Comprehensive loss attributable to noncontrolling interests	3	1	14	5
Comprehensive (loss) income attributable to Medtronic	$(711)	$270	$2,875	$1,854
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 26, 2018	April 28, 2017
ASSETS

Current assets:
Cash and cash equivalents	$6,358	$4,967
Investments	8,078	8,741
Accounts receivable, less allowances of $183 and $155, respectively	5,775	5,591
Inventories, net	3,751	3,338
Other current assets	2,645	1,865
Current assets held for sale	—	371
Total current assets	26,607	24,873

Property, plant, and equipment	10,006	9,691
Accumulated depreciation	(5,489)	(5,330)
Property, plant, and equipment, net	4,517	4,361
Goodwill	39,795	38,515
Other intangible assets, net	22,178	23,407
Tax assets	1,537	1,509
Other assets	1,166	1,232
Noncurrent assets held for sale	—	5,919
Total assets	$95,800	$99,816

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$2,902	$7,520
Accounts payable	1,809	1,731
Accrued compensation	1,645	1,860
Accrued income taxes	925	633
Other accrued expenses	3,652	2,442
Current liabilities held for sale	—	34
Total current liabilities	10,933	14,220

Long-term debt	25,918	25,921
Accrued compensation and retirement benefits	1,524	1,641
Accrued income taxes	4,758	2,405
Deferred tax liabilities	1,363	2,978
Other liabilities	964	1,515
Noncurrent liabilities held for sale	—	720
Total liabilities	45,460	49,400

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,355,260,722 and 1,369,424,818 shares issued and outstanding, respectively	—	—
Additional paid-in capital	28,190	29,551
Retained earnings	23,426	23,356
Accumulated other comprehensive loss	(1,382)	(2,613)
Total shareholders’ equity	50,234	50,294
Noncontrolling interests	106	122
Total equity	50,340	50,416
Total liabilities and equity	$95,800	$99,816
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 26, 2018	January 27, 2017
Operating Activities:
Net income	$1,630	$2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,980	2,199
Amortization of debt premium, discount, and issuance costs	(17)	21
Acquisition-related items	(37)	(43)
Provision for doubtful accounts	36	31
Deferred income taxes	(1,042)	(404)
Stock-based compensation	270	272
Gain on sale of businesses	(697)	—
Investment loss	227	—
Other, net	66	(113)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	19	18
Inventories, net	(318)	(261)
Accounts payable and accrued liabilities	13	32
Other operating assets and liabilities	1,516	495
Net cash provided by operating activities	3,646	5,107
Investing Activities:
Acquisitions, net of cash acquired	(111)	(1,328)
Proceeds from sale of businesses	6,058	—
Additions to property, plant, and equipment	(776)	(924)
Purchases of investments	(2,479)	(3,354)
Sales and maturities of investments	3,060	4,286
Other investing activities, net	(5)	21
Net cash provided by (used in) investing activities	5,747	(1,299)
Financing Activities:
Acquisition-related contingent consideration	(43)	(58)
Change in current debt obligations, net	(391)	1,118
Repayment of short-term borrowings (maturities greater than 90 days)	(44)	(2)
Proceeds from short-term borrowings (maturities greater than 90 days)	1	4
Issuance of long-term debt	21	131
Payments on long-term debt	(4,167)	(361)
Dividends to shareholders	(1,870)	(1,782)
Issuance of ordinary shares	333	309
Repurchase of ordinary shares	(1,964)	(3,409)
Other financing activities	(2)	80
Net cash used in financing activities	(8,126)	(3,970)
Effect of exchange rate changes on cash and cash equivalents	124	54
Net change in cash and cash equivalents	1,391	(108)
Cash and cash equivalents at beginning of period	4,967	2,876
Cash and cash equivalents at end of period	$6,358	$2,768
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$911	$474
Interest	651	626

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
2. New Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings; eliminating the requirement to classify the excess tax benefits and deficiencies as additional paid-in capital. Cash flows related to excess tax benefits are to be classified in operating activities in the statement of cash flows rather than financing. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. The standard also allows an entity to withhold up to the maximum statutory tax rate and classify the awards as equity. The Company prospectively adopted this guidance in the first quarter of fiscal year 2018. The Company has elected to continue to estimate forfeitures. The adoption of this guidance resulted in no cumulative adjustment to retained earnings and, including the impacts of U.S. Tax Reform, decreases to net loss and diluted loss per share of $9 million and $0.01, respectively, for the three months ended January 26, 2018, and increases to net income and diluted earnings per share of $50 million and $0.04, respectively, for the nine months ended January 26, 2018.
In October 2016, the FASB issued guidance that requires the tax effect of intra-entity transactions, other than sales of inventory, to be recognized when the transaction occurs. Previously, U.S. GAAP prohibited the recognition of current and deferred income taxes associated with an intra-entity asset transfer until an asset had been sold to a third-party. This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, such as equipment or intangibles, when the transfer occurs. The adoption of this guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has early adopted this guidance, as permitted, in the first quarter of fiscal year 2018. As a result of this adoption, the Company increased its beginning retained earnings by $296 million. The adoption of this guidance, not considering the impacts of U.S. Tax Reform, resulted in an increase to net loss of $5 million and no change to diluted loss per share for the three months ended January 26, 2018, and increases to net income and diluted earnings per share of $552 million and $0.40, respectively, for the nine months ended January 26, 2018.
Not Yet Adopted
In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and may be applied either retrospectively to each prior reporting period presented

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

(full retrospective method), or retrospectively with the cumulative effect of the change recognized at the date of initial application (modified retrospective method). The Company intends to adopt this guidance under the modified retrospective method. Based on the Company's current evaluation of the amended revenue recognition guidance, the Company does not expect the adoption of the amended guidance to have a material impact on the Company's consolidated financial statements. The Company is continuing to evaluate the impact of the amended guidance as it pertains to presentation and disclosure. The Company will continue to monitor any modifications, clarifications, and interpretations communicated by the FASB that may impact its conclusions.
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
In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The guidance requires a goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company is required to adopt this guidance beginning in the first quarter of fiscal year 2021. Early adoption is permitted, and the guidance must be applied prospectively. The Company is unable to estimate the impact of the future adoption of this guidance on its financial statements, as it is dependent on the specific facts and circumstances of any future impairments, if applicable.
3. Acquisitions and Acquisition-Related Items
The Company had acquisitions and other acquisition-related activity during the three and nine months ended January 26, 2018. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three and nine months ended January 26, 2018. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.
HeartWare International, Inc.
On August 23, 2016, the Company's Cardiac and Vascular Group acquired HeartWare International, Inc. (HeartWare), a medical device company that develops and manufactures miniaturized implantable heart pumps, or ventricular assist devices, to treat patients around the world suffering from advanced heart failure. Total consideration for the transaction was approximately $1.1 billion. The Company acquired $602 million of technology-based and customer-related intangible assets and $23 million of tradenames, with estimated useful lives of 15 and 5 years, respectively, and $481 million of goodwill. The acquired goodwill is not deductible for tax purposes. In addition, the Company acquired $245 million of debt through the acquisition, of which the Company redeemed $203 million as part of a cash tender offer in August 2016, and the remaining $42 million of debt acquired was repaid in December 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The acquisition date fair values of the assets and liabilities acquired were as follows:

(in millions)	HeartWare International, Inc.	All Other
Other current assets	$351	$3
Property, plant, and equipment	14	6
Other intangible assets	625	93
Goodwill	481	27
Other assets	84	—
Total assets acquired	1,555	129

Current liabilities	143	2
Deferred tax liabilities	6	3
Long-term debt	245	—
Other liabilities	89	—
Total liabilities assumed	483	5
Net assets acquired	$1,072	$124
See Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017 for additional information on the Company's fiscal year 2017 acquisitions.
Acquisition-Related Items
Acquisition-related items includes expenses incurred in connection with the integration of Covidien, the Company's $50.0 billion acquisition completed in the fourth quarter of fiscal year 2015, expenses incurred in connection with business acquisitions, and changes in fair value of contingent consideration. During the three and nine months ended January 26, 2018, the Company recognized acquisition-related items expense of $30 million and $101 million, respectively, including $4 million and $24 million, respectively, recognized within cost of products sold in the consolidated statements of income. For the three and nine months ended January 26, 2018, acquisition-related items expense includes $48 million and $137 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as information technology system implementation and benefits harmonization. For the three and nine months ended January 26, 2018, acquisition-related items expenses were partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
During the three and nine months ended January 27, 2017, the Company recognized acquisition-related items expense of $68 million and $148 million, respectively. For the three and nine months ended January 27, 2017, acquisition-related items expense includes $51 million and $154 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as information technology system implementation and benefits harmonization, and $5 million and $21 million, respectively, of accelerated and incremental stock compensation expense. For the nine months ended January 27, 2017, acquisition-related items expenses were partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
Contingent Consideration

Certain of the Company’s business combinations involve potential payments of future consideration that are contingent upon the achievement of product development milestones and/or contingent on the acquired business reaching performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period using Level 3 inputs, and the change in fair value is recognized within acquisition-related items in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

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

	Fair Value at
(in millions)	January 26, 2018	Valuation Technique	Unobservable Input	Range
			Discount rate	11% - 32.5%
Revenue-based payments	$88	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2018 - 2026
			Discount rate	5.5%
Product development and other milestone-based payments	$83	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2018 - 2025
The fair value of contingent consideration at January 26, 2018 and April 28, 2017 was $171 million and $246 million, respectively. At January 26, 2018, $80 million was recorded in other liabilities and $91 million was recorded in other accrued expenses in the consolidated balance sheets. At April 28, 2017, $180 million was recorded in other liabilities and $66 million was recorded in other accrued expenses in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Beginning Balance	$190	$285	$246	$377
Purchase price contingent consideration	13	(4)	28	28
Payments	(20)	(23)	(66)	(62)
Change in fair value	(12)	4	(37)	(81)
Ending Balance	$171	$262	$171	$262
4. Divestiture and Divestiture-Related Items
Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency Businesses
In April 2017, the Company entered into a definitive agreement for the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group segment to Cardinal Health, Inc. (Cardinal). The divestiture was completed on July 29, 2017. As a result of the transaction, the Company received proceeds of $6.1 billion, which was recorded in proceeds from sale of businesses in the consolidated statements of cash flows and recognized a before-tax gain of $697 million, which was recognized within gain on sale of businesses in the consolidated statements of income. Among the product lines included in the divestiture were the dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. The divestiture also included 17 dedicated manufacturing sites. In connection with the transaction, the Company entered into Transition Service Agreements (TSAs) and Transition Manufacturing Agreements (TMAs) with Cardinal designed to ensure and facilitate an orderly transfer of business operations. The TSAs are primarily related to administrative services and continue for 12 months from the divestiture date, with an ability to extend upon mutual agreement of both parties. Certain of the TSAs have been extended beyond the initial 12 month period in accordance with the provisions of the original agreement. Under the TMAs, both the Company and Cardinal will manufacture and supply certain products to each other for a transition period of up to 5 years.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses did not meet the criteria to be classified as discontinued operations, as such, the results of operations of these businesses were included within net income through the date of the divestiture. The Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses met the criteria to be classified as held for sale in the fourth quarter of fiscal year 2017, at which time the Company ceased depreciation and amortization of property, plant, and equipment and intangible assets classified as held for sale. The following table presents information related to the assets and liabilities that were classified as held for sale in the consolidated balance sheets:

(in millions)	April 28, 2017
Inventories, net	$371
Property, plant, and equipment, net	689
Goodwill	2,910
Other intangible assets, net	2,320
Total assets held for sale	$6,290

Other accrued expenses	$34
Accrued compensation and retirement benefits	12
Deferred tax liabilities	707
Other liabilities	1
Total liabilities held for sale	$754
Divestiture-Related Items
Divestiture-related items includes expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. During the nine months ended January 26, 2018, the Company recognized divestiture-related items expense of $114 million, primarily comprised of expenses incurred for professional services, including banker, legal, tax, and advisory fees, as well as $16 million of accelerated stock compensation expense related to the acceleration of the vesting period for employees that transferred with the divestiture. There were no divestiture-related items expenses for the three months ended January 26, 2018 and for the three and nine months ended January 27, 2017.
5. Special Charge
During the nine months ended January 26, 2018, continuing the Company's commitment to improve the health of people and communities throughout the world, the Company recognized a charge of $80 million for a commitment to fund the Medtronic Foundation. During the three months ended January 26, 2018, the Company did not recognize a special charge. During the three and nine months ended January 27, 2017, the Company recognized a charge of $100 million for a charitable cash contribution to the Medtronic Foundation.
6. Restructuring
Enterprise Excellence
In the third quarter of fiscal year 2018, the Company announced its Enterprise Excellence restructuring program, which is expected to leverage the Company's global size and scale, as well as enhance the customer and employee experience with a focus on three objectives: global operations, functional optimization, and commercial optimization. Primary activities of the restructuring program include integrating and enhancing global manufacturing and supply processes, systems and site presence; enhancing and leveraging global operating models across several enabling functions; and optimizing certain commercial processes, systems and models.

The Company estimates that, in connection with its Enterprise Excellence restructuring program, it will recognize pre-tax exit and disposal costs and other costs associated with the restructuring program across all reportable segments of approximately $1.6 billion to $1.8 billion, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately half of the estimated charges are related to employee termination benefits. The remaining restructuring charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general and administrative expense in the consolidated statements of income. For the three months ended January 26, 2018, the Company recognized $32 million in charges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to employee termination benefits liability and the associated costs for the nine months ended January 26, 2018:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 28, 2017	$—	$—	$—
Charges	9	23	32
Cash payments	—	(23)	(23)
January 26, 2018	$9	$—	$9

(1)
Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses. For the three months ended January 26, 2018, $13 million was recognized within cost of products sold and $10 million was recognized within selling, general and administrative expense in the consolidated statements of income.

Cost Synergies
The cost synergies program related to administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings and completed in the third quarter of fiscal year 2018. Restructuring charges incurred throughout the life of the initiative were primarily related to employee termination costs and costs related to manufacturing and facility closures and affect all reportable segments.

A summary of the restructuring accrual and related activity is presented below:

(in millions)	Employee Termination Benefits	Other Costs	Total
April 28, 2017	$261	$30	$291
Charges	25	20	45
Cash payments	(119)	(30)	(149)
Accrual adjustments	(17)	2	(15)
January 26, 2018	$150	$22	$172
For the three months ended January 26, 2018, the Company recognized no charges, and for the nine months ended January 26, 2018, the Company recognized $45 million in charges. During the three and nine months ended January 26, 2018, the Company recognized accrual adjustments of $2 million and $15 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination benefits being less than initially estimated. For the nine months ended January 26, 2018, charges included $12 million recognized within cost of products sold and $4 million recognized within selling, general and administrative expense in the consolidated statements of income.
For the three and nine months ended January 27, 2017, the Company recognized $56 million and $214 million in charges, respectively, which were partially offset by accrual adjustments of $35 million and $42 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company and employee termination benefits being less than initially estimated. For the three months and nine months ended January 27, 2017, charges included asset disposal write-downs of $1 million and $8 million, respectively, related to property, plant, and equipment. For the nine months ended January 27, 2017, asset disposal write-downs included $10 million related to inventory write-offs of discontinued product lines, which were recognized within cost of products sold in the consolidated statements of income.
7. Financial Instruments
The Company holds investments, including marketable debt and equity securities, that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The Company also holds cost method, equity method, and other investments which are measured at fair value on a nonrecurring basis. For information regarding the valuation techniques and inputs used in the fair value measurements, refer to Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's investments by significant investment category and the related consolidated balance sheet classification at January 26, 2018:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$618	$—	$(16)	$602	$602	$—
Marketable equity securities	69	126	(2)	193	—	193
Total Level 1	687	126	(18)	795	602	193
Level 2:
Corporate debt securities	4,254	42	(30)	4,266	4,266	—
U.S. government and agency securities	882	—	(18)	864	864	—
Mortgage-backed securities	753	3	(26)	730	730	—
Foreign government and agency securities	66	—	(1)	65	65	—
Other asset-backed securities	337	1	(2)	336	336	—
Debt funds	939	7	(126)	820	820	—
Total Level 2	7,231	53	(203)	7,081	7,081	—
Level 3:
Corporate debt securities	1	—	—	1	—	1
Auction rate securities	47	—	(3)	44	—	44
Total Level 3	48	—	(3)	45	—	45
Investments measured at net asset value(1):
Debt funds	400	—	(5)	395	395	—
Total available-for-sale securities	8,366	179	(229)	8,316	8,078	238
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	407	—	—	N/A	—	407
Total Level 3	407	—	—	N/A	—	407
Total cost method, equity method, and other investments	407	—	—	N/A	—	407
Total investments	$8,773	$179	$(229)	$8,316	$8,078	$645
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Debt and Equity Securities
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 26, 2018 and April 28, 2017:

	January 26, 2018
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,675	$(19)	$295	$(11)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	435	(9)	107	(17)
U.S. government and agency securities	658	(20)	454	(14)
Foreign government and agency securities	—	—	36	(1)
Debt funds	—	—	1,001	(131)
Other asset-backed securities	184	(1)	61	(1)
Marketable equity securities	—	—	1	(2)
Total	$2,952	$(49)	$1,999	$(180)

	April 28, 2017
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,263	$(19)	$46	$(4)
Auction rate securities	—	—	44	(3)
Mortgage-backed securities	276	(4)	95	(12)
U.S. government and agency securities	896	(15)	—	—
Other asset-backed securities	127	(1)	—	—
Debt funds	173	(1)	1,125	(183)
Marketable equity securities	14	(3)	2	(1)
Total	$2,749	$(43)	$1,312	$(203)

The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at January 26, 2018:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended January 26, 2018 and January 27, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

There were no purchases, sales, settlements, or gains or losses recognized in earnings or other comprehensive income for available-for-sale securities classified as Level 3 during the three and nine months ended January 26, 2018 and January 27, 2017.
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	January 26, 2018		January 27, 2017
(in millions)	Debt(1)	Equity(2)	Debt(1)	Equity(2)
Proceeds from sales	$667	$39	$661	$1
Gross realized gains	3	8	10	—
Gross realized losses	(2)	—	(7)	—
Impairment losses recognized	—	(227)	—	(10)

	Nine months ended
	January 26, 2018		January 27, 2017
(in millions)	Debt(1)	Equity(2)	Debt(1)	Equity(2)
Proceeds from sales	$3,021	$39	$4,203	$83
Gross realized gains	22	15	74	29
Gross realized losses	(17)	—	(56)	—
Impairment losses recognized	—	(228)	—	(20)

(1)	Includes available-for-sale debt securities and debt funds.

(2)	Includes marketable equity securities and cost and equity method investments.
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
At January 26, 2018 and April 28, 2017, the credit loss portion of other-than-temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three and nine months ended January 26, 2018 and January 27, 2017 were not significant.
The January 26, 2018 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 26, 2018
Due in one year or less	$885
Due after one year through five years	2,748
Due after five years through ten years	3,161
Due after ten years	114
Total	$6,908
The Company holds investments in marketable equity securities, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $193 million and $103 million at January 26, 2018 and April 28, 2017, respectively. The Company did not recognize any significant impairment charges related to marketable equity securities during the three and nine months ended January 26, 2018 and January 27, 2017.
Cost method, equity method, and other investments
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. At January 26, 2018 and April 28, 2017, the aggregate carrying amount of equity and other securities accounted for using the cost or equity method was $407 million and $589 million, respectively. Cost and equity method investments are measured at fair value on a nonrecurring basis. Changes in circumstance or the occurrence of

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

events that suggest the Company’s investment may not be recoverable are assessed quarterly. If events or changes in circumstances are identified that may have a material adverse effect on the fair value of the investment, the investment is assessed for impairment. Cost and equity method investments are included within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the investees, including financial statements, market participant valuations from recent and proposed equity offerings, and other third-party data.
During the three months ended January 26, 2018, the Company received bids from potential buyers and investors for some or all of its ownership in a portfolio of selected investments, which indicated that the fair values of certain of the underlying cost and equity method investments in the portfolio may be below the respective carrying values. The Company determined that the decline in the fair values was other-than-temporary given the uncertainty regarding the Company’s intent to hold the investments for a period of time that would be sufficient to recover the carrying values. As a result, the Company recognized impairment charges of $227 million during the three and nine months ended January 26, 2018, which were recognized within investment loss in the consolidated statements of income. The fair values of the investments were determined based on Level 3 inputs. The carrying values of the investments prior to recognizing the impairment charges was $317 million. There were no other significant impairments charges recognized during the three and nine months ended January 26, 2018.

During the three and nine months ended January 27, 2017, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $10 million and $20 million in impairment charges during the three and nine months ended January 27, 2017, respectively, which were recognized in other expense, net in the consolidated statements of income.
8. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. Commercial paper outstanding at January 26, 2018 was $504 million, as compared to $901 million at April 28, 2017. During the three and nine months ended January 26, 2018, the weighted average original maturity of the commercial paper outstanding was approximately 24 and 29 days, respectively, and the weighted average interest rate was 1.44 percent and 1.33 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five year revolving syndicated line of credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. At January 26, 2018 and April 28, 2017, no amounts were outstanding.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remained in compliance with at January 26, 2018.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	January 26, 2018	April 28, 2017
Current debt obligations	2018 - 2019	$2,902	$7,520

Long-term debt
5.600 percent ten-year 2009 senior notes	2019	400	400
1.700 percent two-year 2017 senior notes	2019	1,000	1,000
4.450 percent ten-year 2010 senior notes	2020	766	766
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
Floating rate five-year 2015 senior notes	2020	500	500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
3.350 percent ten-year 2017 senior notes	2027	850	850
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,150	4,150
Interest rate swaps (Note 9)	2021 - 2022	10	40
Capital lease obligations	2019 - 2025	22	23
Bank borrowings	2019 - 2021	165	139
Debt premium, net	2019 - 2045	123	135
Deferred financing costs	2019 - 2045	(114)	(128)
Long-term debt		$25,918	$25,921
Senior Notes
The Company has outstanding unsecured senior debt obligations, described both as senior notes and current debt obligations in the table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at January 26, 2018. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Financial Instruments Not Measured at Fair Value
At January 26, 2018, the estimated fair value of the Company’s Senior Notes was $29.3 billion compared to a principal value of $27.7 billion. At April 28, 2017, the estimated fair value was $30.4 billion compared to a principal value of $28.9 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
9. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The cash flows related to all of the Company's derivative instruments are reported as operating activities in the consolidated statement of cash flows. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $12.6 billion and $10.8 billion at January 26, 2018 and April 28, 2017, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets and statements of income.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. These derivatives are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets, liabilities, and cash flows. The gross notional amount of these contracts outstanding at January 26, 2018 and April 28, 2017 was $5.5 billion and $4.9 billion, respectively.
The amounts and classification of the gains (losses) in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three and nine months ended January 26, 2018 and January 27, 2017 were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Currency exchange rate contract (losses) gains	Other expense, net	$(181)	$67	$(318)	$27
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
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and nine months ended January 26, 2018 and January 27, 2017. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and nine months ended January 26, 2018 and January 27, 2017. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 26, 2018 and April 28, 2017, was $7.0 billion and $5.8 billion, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of gross gains (losses), classification of the gains (losses) in the consolidated statements of income, and the accumulated other comprehensive income (loss) (AOCI) related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for the three and nine months ended January 26, 2018 and January 27, 2017 were as follows:

	Three months ended January 26, 2018
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$(287)	Other expense, net	$(11)

	Three months ended January 27, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$190	Other expense, net	$68

	Nine months ended January 26, 2018
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$(507)	Other expense, net	$1

	Nine months ended January 27, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$378	Other expense, net	$89
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges is reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that is determined to be ineffective is immediately recognized in interest expense, net.
The Company had $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 3.10 percent in anticipation of planned debt issuances. During the fourth quarter of fiscal year 2017, in connection with the issuance of the 2017 Senior Notes, these swaps were terminated. For the three and nine months ended January 27, 2017, there were $28 million and $22 million, respectively, of unrealized gains recorded in accumulated other comprehensive loss.
No gains or losses relating to ineffectiveness of forward starting interest rate derivative instruments were recognized in interest expense, net during the three and nine months ended January 27, 2017. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness during the three and nine months ended January 27, 2017. For the three and nine months ended January 27, 2017, there were no reclassifications of the effective portion of net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
At January 26, 2018 and April 28, 2017, the Company had $(309) million and $37 million, respectively, in after-tax net unrealized (losses) gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $169 million of after-tax net unrealized losses at January 26, 2018 will be recognized in the consolidated statements of income over the next 12 months.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
At both January 26, 2018 and April 28, 2017, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
At January 26, 2018 and April 28, 2017, the market value of outstanding interest rate swap agreements was an unrealized gain of $10 million and $41 million, respectively, and the market value of the hedged item was an unrealized loss of $10 million and $41 million, respectively. The amounts were recorded in other assets with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recognized as a result of these fair value hedges for the three and nine months ended January 26, 2018 and January 27, 2017. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 26, 2018 and January 27, 2017 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 26, 2018 and April 28, 2017. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	January 26, 2018
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$23	Other accrued expenses	$249
Interest rate contracts	Other assets	15	Other liabilities	5
Currency exchange rate contracts	Other assets	8	Other liabilities	113
Total derivatives designated as hedging instruments		$46		$367
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	$52	Other accrued expenses	$73
Total return swap	Other current assets	22	Other accrued expenses	—
Stock warrants	Other assets	29	Other liabilities	—
Cross currency interest rate contracts	Other assets	6	Other liabilities	8
Total derivatives not designated as hedging instruments		$109		$81
Total derivatives		$155		$448

	April 28, 2017
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$152	Other accrued expenses	$43
Interest rate contracts	Other assets	41	Other liabilities	—
Currency exchange rate contracts	Other assets	48	Other liabilities	14
Total derivatives designated as hedging instruments		$241		$57
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	16	Other accrued expenses	36
Cross currency interest rate contracts	Other assets	5	Other liabilities	11
Total derivatives not designated as hedging instruments		$21		$47
Total derivatives		$262		$104

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 26, 2018		April 28, 2017
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$83	$72	$216	$46
Derivative liabilities	435	13	93	11
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

	January 26, 2018
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$83	$(56)	$—	$27
Interest rate contracts	15	(12)	—	3
Cross currency interest rate contracts	6	(2)	—	4
Stock warrants	29	—	—	29
Total return swap	22	—	—	22
	$155	$(70)	$—	$85

Derivative liabilities:
Currency exchange rate contracts	$(435)	$66	$98	$(271)
Interest rate contracts	(5)	2	1	(2)
Cross currency interest rate contracts	(8)	2	—	(6)
	$(448)	$70	$99	$(279)
Total	$(293)	$—	$99	$(194)

	April 28, 2017
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$216	$(58)	$(55)	$103
Interest rate contracts	41	(15)	(5)	21
Cross currency interest rate contracts	5	(2)	—	3
	$262	$(75)	$(60)	$127

Derivative liabilities:
Currency exchange rate contracts	$(93)	$73	$—	$(20)
Cross currency interest rate contracts	(11)	2	—	(9)
	$(104)	$75	$—	$(29)
Total	$158	$—	$(60)	$98

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments, or other economic factors. Inventory balances, net of reserves, were as follows:

(in millions)	January 26, 2018	April 28, 2017
Finished goods	$2,472	$2,211
Work in-process	523	458
Raw materials	756	669
Total	$3,751	$3,338
11. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 28, 2017	$6,651	$20,411	$9,600	$1,853	$38,515
Goodwill as a result of acquisitions	—	11	9	7	27
Purchase accounting adjustments	54	—	—	—	54
Currency translation	110	959	130	—	1,199
January 26, 2018	$6,815	$21,381	$9,739	$1,860	$39,795
The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three or nine months ended January 26, 2018 or January 27, 2017.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 26, 2018		April 28, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,989	$(2,901)	$16,862	$(2,166)
Purchased technology and patents	11,548	(4,248)	11,461	(3,690)
Trademarks and tradenames	822	(562)	772	(461)
Other	84	(48)	77	(42)
Total	$29,443	$(7,759)	$29,172	$(6,359)
Indefinite-lived:
IPR&D	$494		$594

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset impairments during the three or nine months ended January 26, 2018 or January 27, 2017.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. During the three and nine months ended January 26, 2018, the Company recognized impairment losses on indefinite-lived intangibles of $63 million and $68 million, respectively, which were recognized within other expense, net in the consolidated statements of income. During the three months ended January 26, 2018, impairment losses of $63 million were recognized as a result of the discontinuation of certain IPR&D projects within the Restorative Therapies Group segment. The Company did not recognize any significant indefinite-lived intangibles impairments during the three or nine months ended January 27, 2017. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation a certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three and nine months ended January 26, 2018 was $461 million and $1.4 billion, respectively, as compared to $497 million and $1.5 billion for the three and nine months ended January 27, 2017, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 26, 2018, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2018	$433
2019	1,684
2020	1,631
2021	1,611
2022	1,572
2023	1,494
12. Income Taxes
The Company’s effective tax rates for the three and nine months ended January 26, 2018 were 235.5 percent and 58.7 percent, respectively, as compared to 15.2 percent and 9.7 percent for the three and nine months ended January 27, 2017, respectively. The increase in the effective tax rate for the three and nine months ended January 26, 2018 was primarily due to the impacts from U.S. Tax Reform.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadening the base of taxation, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The decrease in the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent results in a blended statutory tax rate of 30.5 percent for the fiscal year ending April 27, 2018. In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates and are disclosed as provisional.
As of January 26, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act. The Company’s provision for income taxes for the three and nine months ended January 26, 2018 is based on a reasonable estimate of the transition tax and expected reversal of existing deferred tax balances. As a result of the Tax Act, the Company has removed

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

its permanently reinvested assertion on historical earnings for legal entities with accumulated earnings subject to the transition tax. The Company continues to evaluate its permanently reinvested assertion for certain legal entities. For the amounts which the Company was able to reasonably estimate, the Company recognized a provisional net tax charge of $2.2 billion within income tax provision in the consolidated statements of income. The components of the provisional tax amounts are as follows:

•
The Company recognized a provisional tax charge of $2.4 billion for the transition tax liability. The Company has not yet completed the calculation of the total post-1986 foreign earnings & profits (E&P) and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
The Company recognized a provisional net tax benefit of $155 million to remeasure certain deferred tax assets, liabilities, and valuation allowances as a result of the enactment of the Tax Act. The Company is still analyzing certain aspects of the Tax Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Act. The Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. The Company is currently in the process of analyzing its structure and is not yet able to determine the effect of this provision of the Tax Act. Therefore, the Company has not yet made a policy decision regarding whether to record deferred tax on GILTI and has not made any adjustments related to potential GILTI tax in its consolidated financial statements.
During the nine months ended January 26, 2018, the Company recognized a $1.9 billion net tax charge comprised of a $2.2 billion net tax cost associated with U.S. tax reform, a $398 million net tax benefit associated with the intercompany sales of certain intellectual property and a $37 million net tax charge primarily associated with the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. These net charges were recorded within income tax provision in the consolidated statement of income for the nine months ended January 26, 2018.
During the three months ended January 27, 2017, the Company recognized a charge of $86 million associated with the IRS’s disallowance of the utilization of certain net operating losses, and the recording of a valuation allowance against the net operating loss deferred tax asset.
During the nine months ended January 27, 2017, the Company also recognized a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. The Company also recognized a $29 million charge in connection with the redemption of an intercompany minority interest. These charges were partially offset by a $431 million tax benefit recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS. These net charges were recorded within income tax provision in the consolidated statement of income for the nine months ended January 27, 2017.
During the nine months ended January 26, 2018, the Company's gross unrecognized tax benefits decreased from $1.9 billion to $1.8 billion. In addition, accrued gross interest and penalties were $420 million at January 26, 2018. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.7 billion would impact the Company’s effective tax rate. At January 26, 2018, the Company had $15 million of gross unrecognized tax benefits recorded as a current liability within accrued income taxes with the balance recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheet. At April 28, 2017, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheet. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
See Note 17 to the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.
13. Earnings Per Share
Earnings per share is calculated using the two-class method, as the Company's A Preferred Shares are considered participating securities. Accordingly, earnings are allocated to both ordinary shares and participating securities in determining earnings per ordinary share. Due to the limited number of A Preferred Shares outstanding, this allocation had no effect on ordinary earnings per share; therefore, it is not presented below. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive ordinary shares been issued, and reduced by the number of shares the Company could have repurchased with the proceeds from issuance of the potentially dilutive shares. Potentially dilutive ordinary shares include stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Numerator:
Net (loss) income attributable to ordinary shareholders	$(1,389)	$821	$1,644	$2,865
Denominator:
Basic – weighted average shares outstanding	1,354.0	1,372.2	1,357.2	1,381.9
Effect of dilutive securities:
Employee stock options	—	7.9	8.1	9.2
Employee restricted stock units	—	3.0	3.4	3.4
Other	—	—	0.2	0.2
Diluted – weighted average shares outstanding	1,354.0	1,383.1	1,368.9	1,394.7

Basic (loss) earnings per share	$(1.03)	$0.60	$1.21	$2.07
Diluted (loss) earnings per share	$(1.03)	$0.59	$1.20	$2.05
As a result of the net loss for the three months ended January 26, 2018, the Company excluded 10.5 million potentially dilutive common shares from the diluted loss per share calculation. The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 10 million and 9 million ordinary shares for the three and nine months ended January 26, 2018, respectively, and 10 million and 6 million ordinary shares for the three and nine months ended January 27, 2017, respectively, because the effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three and nine months ended January 26, 2018 and January 27, 2017:

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Stock options	$28	$37	$105	$128
Restricted stock	38	40	145	128
Employee stock purchase plan	6	5	20	16
Total stock-based compensation expense	$72	$82	$270	$272

Cost of products sold	$10	$12	$34	$38
Research and development expense	8	10	29	32
Selling, general, and administrative expense	53	55	187	179
Restructuring charges, net	—	—	—	2
Acquisition-related items	1	5	4	21
Divestiture-related items	—	—	16	—
Total stock-based compensation expense	72	82	270	272
Income tax benefits	(12)	(23)	(69)	(77)
Total stock-based compensation expense, net of tax	$60	$59	$201	$195
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 26, 2018 and January 27, 2017:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Service cost	$29	$29	$17	$19
Interest cost	29	27	7	6
Expected return on plan assets	(51)	(47)	(13)	(12)
Amortization of net actuarial loss	20	23	4	4
Plan settlement	15	—	—	—
Net periodic benefit cost	$42	$32	$15	$17

	U.S.		Non-U.S.
	Nine months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Service cost	$87	$87	$51	$57
Interest cost	89	81	21	18
Expected return on plan assets	(155)	(141)	(39)	(36)
Amortization of net actuarial loss	60	69	12	12
Plan settlement	15	—	—	—
Net periodic benefit cost	$96	$96	$45	$51

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

16. Accumulated Other Comprehensive Income and Supplemental Equity Disclosure
The following table provides changes in AOCI, net of tax, and by component.

(in millions)	Unrealized (Loss) Gain on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,452)	$(1,129)	$37	$(2,613)
Other comprehensive income (loss) before reclassifications	50	1,559	(38)	(351)	1,220
Reclassifications	(9)	(34)	49	5	11
Other comprehensive income (loss)	41	1,525	11	(346)	1,231
January 26, 2018	$(28)	$73	$(1,118)	$(309)	$(1,382)

(in millions)	Unrealized (Loss) Gain on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2016	$(107)	$(474)	$(1,197)	$(90)	$(1,868)
Other comprehensive income (loss) before reclassifications	(25)	(1,239)	—	255	(1,009)
Reclassifications	(15)	—	66	(53)	(2)
Other comprehensive income (loss)	(40)	(1,239)	66	202	(1,011)
January 27, 2017	$(147)	$(1,713)	$(1,131)	$112	$(2,879)

The income tax on gains and losses on available-for-sale securities in other comprehensive income before reclassifications during the nine months ended January 26, 2018 and January 27, 2017 was an expense of $33 million and $5 million, respectively. During the nine months ended January 26, 2018 and January 27, 2017, realized gains and losses on available-for-sale securities reclassified from AOCI were reduced by income taxes of $4 million and $8 million, respectively. When realized, gains and losses on available-for-sale securities reclassified from AOCI are recognized within other expense, net. Refer to Note 7 to the consolidated financial statements for additional information.

For the nine months ended January 26, 2018, there was no tax impact on cumulative translation adjustments. However, due to recently enacted U.S. Tax Reform and change in permanently reinvested assertion with respect to certain earnings, the Company continues to evaluate the tax impact these events may have on cumulative translation adjustments. For the nine months ended January 27, 2017, taxes were not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that were intended to be indefinitely reinvested outside the U.S.

The net change in retirement obligations in other comprehensive income includes net amortization of actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during the nine months ended January 26, 2018 was a benefit of $6 million. During the nine months ended January 27, 2017, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. During the nine months ended January 26, 2018 and January 27, 2017, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $21 million and $15 million, respectively. Refer to Note 15 to the consolidated financial statements for additional information.

The income tax on unrealized gains and losses on derivative financial instruments in other comprehensive income before reclassifications during the nine months ended January 26, 2018 and January 27, 2017 was a benefit of $156 million and an expense of $145 million, respectively. During the nine months ended January 26, 2018, there was no income tax impact on the gains and losses on derivative financial instruments reclassified from AOCI. During the nine months ended January 27, 2017, gains and losses on derivative financial instruments reclassified from AOCI were reduced by income taxes of $32 million. When realized, cash flow hedge gains and losses reclassified from AOCI are recognized within other expense, net, and forward starting interest rate derivative financial instrument gains and losses reclassified from AOCI are recognized within interest expense, net. Refer to Note 9 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The supplemental equity schedule below presents changes in the Company's total shareholders' equity and noncontrolling interests for the nine months ended January 26, 2018 and January 27, 2017.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 28, 2017	$50,294	$122	$50,416
Net income (loss)	1,644	(14)	1,630
Other comprehensive income	1,231	—	1,231
Dividends to shareholders	(1,870)	—	(1,870)
Issuance of shares under stock purchase and award plans	266	—	266
Repurchase of ordinary shares	(1,897)	—	(1,897)
Stock-based compensation	270	—	270
Cumulative effect of change in accounting principle	296	—	296
Additions (reductions) of noncontrolling ownership interests	—	(2)	(2)
January 26, 2018	$50,234	$106	$50,340

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 29, 2016	$52,063	$—	$52,063
Net income (loss)	2,865	(5)	2,860
Other comprehensive loss	(1,011)	—	(1,011)
Dividends to shareholders	(1,782)	—	(1,782)
Issuance of shares under stock purchase and award plans	309	—	309
Repurchase of ordinary shares	(3,409)	—	(3,409)
Tax benefit from exercise of stock-based awards	80	—	80
Stock-based compensation	272	—	272
Additions (reductions) of noncontrolling ownership interests	—	111	111
January 27, 2017	$49,387	$106	$49,493
17. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions.
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At January 26, 2018 and April 28, 2017, accrued litigation was approximately $1.0 billion and $1.1

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Sprint Fidelis
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to the Company's Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs' claim for punitive damages. Pretrial proceedings are underway. The Company has recognized an expense for probable and estimable damages related to this matter, and accrued expenses for this matter are included within accrued litigation as discussed above.
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
Pelvic Mesh Litigation
The Company, through the acquisition of Covidien, is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of March 1, 2018, the Company had reached agreements to settle approximately 13,400 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Patent Litigation
Ethicon
On December 14, 2011, Ethicon filed an action against Covidien in the U.S. District Court for the Southern District of Ohio, alleging patent infringement and seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien's favor, and the majority of this ruling was affirmed by the Federal Circuit on August 7, 2015. Following appeal, the case was remanded back to the District Court with respect to one patent. On January 21, 2016, Covidien filed a second action in the U.S. District Court for the Southern District of Ohio, seeking a declaration of non-infringement with respect to a second set of patents held by Ethicon. The court consolidated this second action with the remaining patent issues from the first action. Following consolidation of the cases, Ethicon dismissed six of the asserted patents, leaving a single asserted patent. In addition to claims of non-infringement, the Company asserts an affirmative defense of invalidity. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Shareholder Related Matters
INFUSE
On March 12, 2012, Charlotte Kokocinski (Kokocinski) filed a shareholder derivative action against both Medtronic, Inc. and certain of its current and former officers and directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the District Court dismissed the case without prejudice, and Kokocinski subsequently filed an amended complaint. On March 30, 2015, the District Court granted defendants’ motion to dismiss the amended complaint, dismissing the case with prejudice. Kokocinski sought reconsideration of that decision, and, on September 30, 2015, the District Court denied Kokocinski’s request for reconsideration. Kokocinski appealed the District Court’s decision to the U.S. Court of Appeals for the Eighth Circuit. On March 1, 2017, the Eighth Circuit Court of Appeals affirmed the lower Court’s dismissal of the case with prejudice, and on April 11, 2017, the Eighth Circuit rejected Kokocinski’s request for reconsideration. In September 2017, Kokocinski filed a petition for certiorari requesting review of the Eighth Circuit decision by the United States Supreme Court. On January 18, 2018, the United States Supreme Court denied Kokocinski’s petition for certiorari, allowing the lower court’s dismissal of the case with prejudice to stand and bringing this matter to a conclusion.
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements and engaged in a scheme to defraud regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the District Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and in December of 2016 the Eighth Circuit Court reversed and remanded the case to the District Court for further proceedings. On January 30, 2018, the District Court issued an order certifying a class for the period of September 8, 2010 through June 28, 2011. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
Government Matters
Medtronic received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. In December 2017, Medtronic and the states reached agreement to resolve these matters. Medtronic admitted no wrongdoing in connection with the agreement.
Since 2011, the Company has responded to requests from the U.S. Department of Justice for information about business practices relating to several neurovascular products. The requests seek information dating back to 2010, in connection with neurovascular products developed and first marketed by Covidien or one of its predecessors, including ev3. The Company has fully cooperated and continues to cooperate with the requests, which are at various stages. The Company’s accrued expenses for the matters are included within accrued litigation as discussed above.
Since 2014, the Company has responded to requests from the U.S. Department of Health and Human Services and the U.S. Department of Justice for information about business practices relating to several peripheral vascular products. The requests seek information dating back to 2009, in connection with peripheral vascular products developed and first marketed by Covidien or one of its predecessors, including ev3. The Company has fully cooperated and continues to cooperate with the requests, which are at various stages. The Company has not recognized an expense related to damages in connection with this matter because any

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. Medtronic, Inc. filed a petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, Medtronic, Inc. reached resolution with the IRS on various matters, including the deductibility of a settlement payment. Medtronic, Inc. and the IRS agreed to hold one issue, the calculation of amounts eligible for the one-time repatriation holiday, because such specific issue was being addressed by other taxpayers in litigation with the IRS. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court proceeding with respect to this issue began on February 3, 2015 and ended on March 12, 2015. On June 9, 2016, the U.S. Tax court issued its opinion with respect to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. During November 2016, Medtronic and the IRS entered into a Stipulation of Settled Issues with the Tax Court which resolved the one-time repatriation holiday as an outstanding issue unless either party decided to appeal the Tax Court Opinion and a final decision is inconsistent with the U.S. Tax Court Opinion. The U.S. Tax Court entered their final decision on January 25, 2017. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal has been scheduled for March 14, 2018.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
In the normal course of business, the Company and/or its affiliates periodically enter into agreements that require one or more of the Company and/or its affiliates to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising as a result of the Company or its affiliates’ products, the negligence of the Company's personnel, or claims alleging that the Company's products infringe on third-party patents or other intellectual property. The Company also offers warranties on various products. The Company’s maximum exposure under these guarantees is unable to be estimated. Historically, the Company has not experienced significant losses on these types of guarantees.
The Company believes the ultimate resolution of the above guarantees is not expected to have a material effect on the Company’s consolidated earnings, financial position, or cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

18. Segment and Geographic Information
Segment Information
The Company’s management evaluates segment performance and allocates resources based on net sales and earnings before interest expense, net, income tax provision, and amortization of intangible assets, not including centralized distribution costs and corporate charges, as presented in the table below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2017. The financial information that is regularly reviewed by the Company's chief operating decision maker to assess performance and allocate resources changed during fiscal year 2017. As a result, the Company has revised the disclosure for the prior period to align with current presentation.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products each reportable segment develops and manufactures or distributes. Segment disclosures are on a performance basis consistent with internal management reporting. Certain corporate and centralized expenses are not allocated to the segments. Net sales and earnings before interest expense, net, income tax provision, and amortization of intangible assets, not including centralized distribution costs and corporate charges by reportable segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Cardiac and Vascular Group	$2,800	$2,548	$8,219	$7,650
Minimally Invasive Therapies Group	2,041	2,417	6,479	7,314
Restorative Therapies Group	1,944	1,817	5,616	5,415
Diabetes Group	584	501	1,495	1,415
Net Sales	$7,369	$7,283	$21,809	$21,794

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Cardiac and Vascular Group	$1,082	$965	$3,197	$2,936
Minimally Invasive Therapies Group	797	820	2,433	2,530
Restorative Therapies Group	756	717	2,186	2,087
Diabetes Group	187	185	389	502
Reportable segments' EBITA before other adjustments	2,822	2,687	8,205	8,055
Amortization of intangible assets	(461)	(497)	(1,375)	(1,484)
Restructuring and associated costs	(30)	(21)	(62)	(172)
Acquisition-related items	(30)	(68)	(101)	(148)
Certain litigation charges	(61)	(218)	(61)	(300)
IPR&D impairment	(46)	—	(46)	—
Divestiture-related items	—	—	(115)	—
Gain on sale of businesses	—	—	697	—
Special charge	—	(100)	(80)	(100)
Hurricane Maria	—	—	(34)	—
Impact of inventory step-up	—	—	—	(38)
Centralized distribution costs	(471)	(364)	(1,399)	(1,211)
Interest expense, net	(172)	(180)	(539)	(532)
Corporate	(524)	(272)	(1,140)	(903)
Income before income taxes	$1,027	$967	$3,950	$3,167

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Geographic Information
Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Americas (1)	$4,202	$4,417	$12,659	$13,185
EMEA (2)	1,895	1,652	5,319	4,895
Asia-Pacific	815	818	2,506	2,530
Greater China	457	396	1,325	1,184
Net Sales	$7,369	$7,283	$21,809	$21,794
(1) The U.S., which is included in the Americas, had net sales to external customers of $3.9 billion and $11.7 billion for the three and nine months ended January 26, 2018, respectively, compared to $4.1 billion and $12.3 billion for the three and nine months ended January 27, 2017, respectively.
(2) EMEA consists of Europe, Middle East, and Africa. Sales to Ireland were insignificant during all periods presented.
19. Guarantor Financial Information
Medtronic plc and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a wholly-owned subsidiary guarantor, each have provided full and unconditional guarantees of the obligations of Medtronic, Inc., a wholly-owned subsidiary issuer, under the Senior Notes (Medtronic Senior Notes) and full and unconditional guarantees of the obligations of Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary issuer, under the Senior Notes (CIFSA Senior Notes). The guarantees of the CIFSA Senior Notes are in addition to the guarantees of the CIFSA Senior Notes by Covidien Ltd. and Covidien Group Holdings Ltd., both of which are wholly-owned subsidiary guarantors of the CIFSA Senior Notes. Effective March 28, 2017, Medtronic plc and Medtronic, Inc. each have provided a full and unconditional guarantee of the obligations of Medtronic Luxco under the Medtronic Luxco Senior Notes. The following is a summary of these guarantees:

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

The following presents the Company’s consolidating statements of comprehensive income for the three and nine months ended January 26, 2018 and January 27, 2017, condensed consolidating balance sheets at January 26, 2018 and April 28, 2017, and condensed consolidating statements of cash flows for the nine months ended January 26, 2018 and January 27, 2017. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries. The Company has presented the provisional tax impacts related to the Tax Act within the condensed consolidating financial statements for the three and nine months ended January 26, 2018, at the subsidiary which the Company reasonably expects to be affected by the Tax Act. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

The Company made revisions to its condensed consolidating balance sheets of the guarantees of the Medtronic Senior Notes, Medtronic Luxco Senior Notes and the CIFSA Senior Notes, as previously presented in Note 23 in the Company’s Annual Report on Form 10-K for the year ended April 28, 2017. An approximate $16.0 billion revision was made to decrease the investment in subsidiaries and shareholders' equity balances in the Medtronic, Inc. column for the Medtronic Senior Notes and Medtronic Luxco

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Senior Notes, as well as an approximate $16.0 billion revision to increase the investment in subsidiaries and shareholders' equity balances in the CIFSA column for the CIFSA Senior Notes. Both revisions were primarily related to an incorrect presentation of an intercompany asset sale. There is no impact to the consolidated financial statements of Medtronic plc as previously filed in the 2017 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

During the third quarter of fiscal year 2018, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$275	$—	$7,369	$(275)	$7,369

Costs and expenses:
Cost of products sold	—	243	—	2,126	(178)	2,191
Research and development expense	—	165	—	393	—	558
Selling, general, and administrative expense	4	346	—	2,149	—	2,499
Amortization of intangible assets	—	2	—	459	—	461
Restructuring charges, net	—	—	—	7	—	7
Acquisition-related items	—	27	—	(1)	—	26
Certain litigation charges	—	24	—	37	—	61
Other (income) expense, net	10	(768)	—	1,006	(108)	140
Operating profit (loss)	(14)	236	—	1,193	11	1,426
Investment loss	—	172	—	55	—	227
Interest income	—	(90)	(133)	(410)	535	(98)
Interest expense	63	464	73	205	(535)	270
Interest expense, net	63	374	(60)	(205)	—	172
Equity in net (income) loss of subsidiaries	1,314	1,161	1,374	—	(3,849)	—
Income (loss) before income taxes	(1,391)	(1,471)	(1,314)	1,343	3,860	1,027
Income tax (benefit) provision	(2)	316	—	2,105	—	2,419
Net income (loss)	(1,389)	(1,787)	(1,314)	(762)	3,860	(1,392)
Net loss attributable to noncontrolling interests	—	—	—	3	—	3
Net income (loss) attributable to Medtronic	(1,389)	(1,787)	(1,314)	(759)	3,860	(1,389)
Other comprehensive income (loss), net of tax	678	428	678	664	(1,770)	678
Other comprehensive loss attributable to noncontrolling interests	—	—	—	3	—	3
Total comprehensive income (loss)	$(711)	$(1,359)	$(636)	$(95)	$2,090	$(711)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$879	$—	$21,807	$(877)	$21,809

Costs and expenses:
Cost of products sold	—	693	—	6,548	(581)	6,660
Research and development expense	—	492	—	1,169	—	1,661
Selling, general, and administrative expense	9	1,020	—	6,393	—	7,422
Amortization of intangible assets	—	6	—	1,369	—	1,375
Restructuring charges, net	—	2	—	21	—	23
Acquisition-related items	—	45	—	32	—	77
Certain litigation charges	—	24	—	37	—	61
Divestiture-related items	—	15	—	99	—	114
Gain on sale of businesses	—	—	—	(697)	—	(697)
Special charge	—	80	—	—	—	80
Other (income) expense, net	35	(1,397)	—	2,001	(322)	317
Operating profit (loss)	(44)	(101)	—	4,835	26	4,716

Investment loss	—	172	—	55	—	227
Interest income	—	(225)	(344)	(1,091)	1,370	(290)
Interest expense	172	1,330	155	542	(1,370)	829
Interest expense, net	172	1,105	(189)	(549)	—	539
Equity in net (income) loss of subsidiaries	(1,855)	(1,599)	(1,666)	—	5,120	—
Income (loss) before income taxes	1,639	221	1,855	5,329	(5,094)	3,950
Income tax (benefit) provision	(5)	3	—	2,322	—	2,320
Net income (loss)	1,644	218	1,855	3,007	(5,094)	1,630
Net loss attributable to noncontrolling interests	—	—	—	14	—	14
Net income (loss) attributable to Medtronic	1,644	218	1,855	3,021	(5,094)	1,644
Other comprehensive income (loss), net of tax	1,231	948	1,231	1,194	(3,373)	1,231
Other comprehensive loss attributable to noncontrolling interests	—	—	—	14	—	14
Total comprehensive income (loss)	$2,875	$1,166	$3,086	$4,215	$(8,467)	$2,875

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 27, 2017
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$237	$—	$7,283	$(237)	$7,283

Costs and expenses:
Cost of products sold	—	214	—	2,207	(153)	2,268
Research and development expense	—	147	—	383	—	530
Selling, general, and administrative expense	4	264	—	2,120	—	2,388
Amortization of intangible assets	—	3	—	494	—	497
Restructuring charges, net	—	22	—	(1)	—	21
Acquisition-related items	—	36	—	32	—	68
Certain litigation charges	—	—	—	218	—	218
Special charge	—	100	—	—	—	100
Other (income) expense, net	80	(462)	—	526	(98)	46
Operating profit (loss)	(84)	(87)	—	1,304	14	1,147
Interest income	—	(62)	(157)	(294)	425	(88)
Interest expense	32	397	18	246	(425)	268
Interest expense, net	32	335	(139)	(48)	—	180
Equity in net (income) loss of subsidiaries	(937)	(594)	(798)	—	2,329	—
Income (loss) before income taxes	821	172	937	1,352	(2,315)	967
Income tax (benefit) provision	—	(105)	—	252	—	147
Net income (loss)	821	277	937	1,100	(2,315)	820
Net loss attributable to noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to Medtronic	821	277	937	1,101	(2,315)	821
Other comprehensive income (loss), net of tax	(551)	(183)	(551)	(584)	1,318	(551)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income (loss)	$270	$94	$386	$517	$(997)	$270

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 27, 2017
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$919	$—	$21,793	$(918)	$21,794

Costs and expenses:
Cost of products sold	—	706	—	6,775	(626)	6,855
Research and development expense	—	469	—	1,171	—	1,640
Selling, general, and administrative expense	9	828	—	6,395	—	7,232
Amortization of intangible assets	—	9	—	1,475	—	1,484
Restructuring charges, net	—	40	—	122	—	162
Acquisition-related items	—	96	—	52	—	148
Certain litigation charges	—	—	—	300	—	300
Special charge	—	100	—	—	—	100
Other (income) expense, net	5	(1,431)	—	1,906	(306)	174
Operating profit (loss)	(14)	102	—	3,597	14	3,699
Interest income	—	(183)	(477)	(719)	1,107	(272)
Interest expense	74	1,203	31	603	(1,107)	804
Interest expense, net	74	1,020	(446)	(116)	—	532
Equity in net (income) loss of subsidiaries	(2,949)	(2,785)	(2,503)	—	8,237	—
Income (loss) before income taxes	2,861	1,867	2,949	3,713	(8,223)	3,167
Income tax (benefit) provision	(4)	(179)	—	490	—	307
Net income (loss)	2,865	2,046	2,949	3,223	(8,223)	2,860
Net loss attributable to noncontrolling interests	—	—	—	5	—	5
Net income (loss) attributable to Medtronic	2,865	2,046	2,949	3,228	(8,223)	2,865
Other comprehensive income (loss), net of tax	(1,011)	(472)	(1,011)	(1,085)	2,568	(1,011)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	5	—	5
Total comprehensive income (loss)	$1,854	$1,574	$1,938	$2,143	$(5,655)	$1,854

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
January 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$38	$61	$6,259	$—	$6,358
Investments	—	—	—	8,078	—	8,078
Accounts receivable, net	—	—	—	5,775	—	5,775
Inventories, net	—	166	—	3,739	(154)	3,751
Intercompany receivable	40	14,773	—	33,103	(47,916)	—
Other current assets	5	313	—	2,327	—	2,645
Total current assets	45	15,290	61	59,281	(48,070)	26,607
Property, plant, and equipment, net	—	1,378	—	3,139	—	4,517
Goodwill	—	—	—	39,795	—	39,795
Other intangible assets, net	—	13	—	22,165	—	22,178
Tax assets	—	564	—	973	—	1,537
Investment in subsidiaries	59,130	58,914	59,923	—	(177,967)	—
Intercompany loans receivable	3,000	6,520	18,357	32,510	(60,387)	—
Other assets	—	267	—	899	—	1,166
Total assets	$62,175	$82,946	$78,341	$158,762	$(286,424)	$95,800
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$2,000	$504	$398	$—	$2,902
Accounts payable	—	368	—	1,441	—	1,809
Intercompany payable	—	25,285	7,833	14,798	(47,916)	—
Accrued compensation	18	624	—	1,003	—	1,645
Accrued income taxes	14	—	—	911	—	925
Other accrued expenses	2	640	15	2,995	—	3,652
Total current liabilities	34	28,917	8,352	21,546	(47,916)	10,933
Long-term debt	—	21,771	1,843	2,304	—	25,918
Accrued compensation and retirement benefits	—	988	—	536	—	1,524
Accrued income taxes	10	1,710	—	3,038	—	4,758
Intercompany loans payable	11,897	14,885	16,023	17,582	(60,387)	—
Deferred tax liabilities	—	—	—	1,363	—	1,363
Other liabilities	—	64	—	900	—	964
Total liabilities	11,941	68,335	26,218	47,269	(108,303)	45,460
Shareholders’ equity	50,234	14,611	52,123	111,387	(178,121)	50,234
Noncontrolling interests	—	—	—	106	—	106
Total equity	50,234	14,611	52,123	111,493	(178,121)	50,340
Total liabilities and equity	$62,175	$82,946	$78,341	$158,762	$(286,424)	$95,800

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$45	$5	$4,917	$—	$4,967
Investments	—	—	—	8,741	—	8,741
Accounts receivable, net	—	—	—	5,591	—	5,591
Inventories, net	—	155	—	3,361	(178)	3,338
Intercompany receivable	51	16,301	—	30,475	(46,827)	—
Other current assets	10	227	—	1,628	—	1,865
Current assets held for sale	—	—	—	371	—	371
Total current assets	61	16,728	5	55,084	(47,005)	24,873
Property, plant, and equipment, net	—	1,311	—	3,050	—	4,361
Goodwill	—	—	—	38,515	—	38,515
Other intangible assets, net	—	20	—	23,387	—	23,407
Tax assets	—	727	—	782	—	1,509
Investment in subsidiaries	55,833	55,811	52,618	—	(164,262)	—
Intercompany loans receivable	3,000	6,530	16,114	25,621	(51,265)	—
Other assets	—	434	—	798	—	1,232
Noncurrent assets held for sale	—	—	—	5,919	—	5,919
Total assets	$58,894	$81,561	$68,737	$153,156	$(262,532)	$99,816
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$5,000	$901	$1,619	$—	$7,520
Accounts payable	—	304	—	1,427	—	1,731
Intercompany payable	—	23,380	7,111	16,336	(46,827)	—
Accrued compensation	9	734	—	1,117	—	1,860
Accrued income taxes	13	—	—	620	—	633
Other accrued expenses	—	352	4	2,086	—	2,442
Current liabilities held for sale	—	—	—	34	—	34
Total current liabilities	22	29,770	8,016	23,239	(46,827)	14,220
Long-term debt	—	21,782	1,842	2,297	—	25,921
Accrued compensation and retirement benefits	—	1,120	—	521	—	1,641
Accrued income taxes	10	1,658	—	737	—	2,405
Intercompany loans payable	8,568	13,109	10,049	19,539	(51,265)	—
Deferred tax liabilities	—	—	—	2,978	—	2,978
Other liabilities	—	153	—	1,362	—	1,515
Noncurrent liabilities held for sale	—	—	—	720	—	720
Total liabilities	8,600	67,592	19,907	51,393	(98,092)	49,400
Shareholders' equity	50,294	13,969	48,830	101,641	(164,440)	50,294
Noncontrolling interests	—	—	—	122	—	122
Total equity	50,294	13,969	48,830	101,763	(164,440)	50,416
Total liabilities and equity	$58,894	$81,561	$68,737	$153,156	$(262,532)	$99,816

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$172	$(958)	$200	$4,232	$—	$3,646
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(111)	—	(111)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	(234)	—	(542)	—	(776)
Purchases of investments	—	—	—	(2,479)	—	(2,479)
Sales and maturities of investments	—	—	—	3,060	—	3,060
Capital contribution paid	—	(59)	(4,200)	—	4,259	—
Other investing activities, net	—	—	—	(5)	—	(5)
Net cash provided by (used in) investing activities	—	(293)	(4,200)	5,981	4,259	5,747
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(43)	—	(43)
Change in current debt obligations, net	—	—	(397)	6	—	(391)
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	—	(44)	—	(44)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	—	1	—	1
Issuance of long-term debt	—	—	—	21	—	21
Payments on long-term debt	—	(3,000)	—	(1,167)	—	(4,167)
Dividends to shareholders	(1,870)	—	—	—	—	(1,870)
Issuance of ordinary shares	333	—	—	—	—	333
Repurchase of ordinary shares	(1,964)	—	—	—	—	(1,964)
Net intercompany loan borrowings (repayments)	3,329	4,244	4,453	(12,026)	—	—
Capital contribution received	—	—	—	4,259	(4,259)	—
Other financing activities	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	(172)	1,244	4,056	(8,995)	(4,259)	(8,126)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	124	—	124
Net change in cash and cash equivalents	—	(7)	56	1,342	—	1,391
Cash and cash equivalents at beginning of period	—	45	5	4,917	—	4,967
Cash and cash equivalents at end of period	$—	$38	$61	$6,259	$—	$6,358

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 27, 2017
Medtronic Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$834	$933	$161	$3,179	$—	$5,107
Investing Activities:
Acquisitions, net of cash acquired	—	(940)	—	(388)	—	(1,328)
Additions to property, plant, and equipment	—	(257)	—	(667)	—	(924)
Purchases of investments	—	—	—	(3,516)	162	(3,354)
Sales and maturities of investments	—	210	—	4,238	(162)	4,286
Capital contribution paid	—	(241)	—	—	241	—
Other investing activities, net	—	—	—	21	—	21
Net cash provided by (used in) investing activities	—	(1,228)	—	(312)	241	(1,299)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(58)	—	(58)
Change in current debt obligations, net	—	—	1,099	19	—	1,118
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	—	(2)	—	(2)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	—	4	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	(29)	—	(332)	—	(361)
Dividends to shareholders	(1,782)	—	—	—	—	(1,782)
Issuance of ordinary shares	309	—	—	—	—	309
Repurchase of ordinary shares	(3,409)	—	—	—	—	(3,409)
Net intercompany loan borrowings (repayments)	4,048	275	(1,260)	(3,063)	—	—
Capital contribution received	—	—	—	241	(241)	—
Other financing activities	—	34	—	46	—	80
Net cash provided by (used in) financing activities	(834)	280	(161)	(3,014)	(241)	(3,970)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	54	—	54
Net change in cash and cash equivalents	—	(15)	—	(93)	—	(108)
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$40	$—	$2,728	$—	$2,768

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,369	$—	$7,369

Costs and expenses:
Cost of products sold	—	—	—	2,191	—	2,191
Research and development expense	—	—	—	558	—	558
Selling, general, and administrative expense	4	—	—	2,495	—	2,499
Amortization of intangible assets	—	—	—	461	—	461
Restructuring charges, net	—	—	—	7	—	7
Acquisition-related items	—	—	—	26	—	26
Certain litigation charges	—	—	—	61	—	61
Other (income) expense, net	10	—	—	130	—	140
Operating profit (loss)	(14)	—	—	1,440	—	1,426
Investment loss	—	—	—	227	—	227
Interest income	—	(13)	(137)	(154)	206	(98)
Interest expense	63	19	73	321	(206)	270
Interest expense, net	63	6	(64)	167	—	172
Equity in net (income) loss of subsidiaries	1,314	(765)	1,378	—	(1,927)	—
Income (loss) before income taxes	(1,391)	759	(1,314)	1,046	1,927	1,027
Income tax (benefit) provision	(2)	—	—	2,421	—	2,419
Net income (loss)	(1,389)	759	(1,314)	(1,375)	1,927	(1,392)
Net loss attributable to noncontrolling interests	—	—	—	3	—	3
Net income (loss) attributable to Medtronic	(1,389)	759	(1,314)	(1,372)	1,927	(1,389)
Other comprehensive income (loss), net of tax	678	245	678	678	(1,601)	678
Other comprehensive loss attributable to non-controlling interests	—	—	—	3	—	3
Total comprehensive income (loss)	$(711)	$1,004	$(636)	$(694)	$326	$(711)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$21,809	$—	$21,809

Costs and expenses:
Cost of products sold	—	—	—	6,660	—	6,660
Research and development expense	—	—	—	1,661	—	1,661
Selling, general, and administrative expense	9	—	1	7,412	—	7,422
Amortization of intangible assets	—	—	—	1,375	—	1,375
Restructuring charges, net	—	—	—	23	—	23
Acquisition-related items	—	—	—	77	—	77
Certain litigation charges	—	—	—	61	—	61
Divestiture-related items	—	—	—	114	—	114
Gain on sale of businesses	—	—	—	(697)	—	(697)
Special charge	—	—	—	80	—	80
Other (income) expense, net	35	1	—	281	—	317
Operating profit (loss)	(44)	(1)	(1)	4,762	—	4,716
Investment loss	—	—	—	227	—	227
Interest income	—	(45)	(355)	(392)	502	(290)
Interest expense	172	63	156	940	(502)	829
Interest expense, net	172	18	(199)	548	—	539
Equity in net (income) loss of subsidiaries	(1,855)	(1,938)	(1,657)	—	5,450	—
Income (loss) before income taxes	1,639	1,919	1,855	3,987	(5,450)	3,950
Income tax (benefit) provision	(5)	—	—	2,325	—	2,320
Net income (loss)	1,644	1,919	1,855	1,662	(5,450)	1,630
Net loss attributable to noncontrolling interests	—	—	—	14	—	14
Net income (loss) attributable to Medtronic	1,644	1,919	1,855	1,676	(5,450)	1,644
Other comprehensive income (loss), net of tax	1,231	314	1,231	1,231	(2,776)	1,231
Other comprehensive loss attributable to noncontrolling interests	—	—	—	14	—	14
Total comprehensive income (loss)	$2,875	$2,233	$3,086	$2,907	$(8,226)	$2,875

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,283	$—	$7,283

Costs and expenses:
Cost of products sold	—	—	—	2,268	—	2,268
Research and development expense	—	—	—	530	—	530
Selling, general, and administrative expense	4	—	—	2,384	—	2,388
Amortization of intangible assets	—	—	—	497	—	497
Restructuring charges, net	—	—	—	21	—	21
Acquisition-related items	—	—	—	68	—	68
Certain litigation charges	—	—	—	218	—	218
Special charge	—	—	—	100	—	100
Other (income) expense, net	80	—	—	(34)	—	46
Operating profit (loss)	(84)	—	—	1,231	—	1,147
Interest income	—	(23)	(158)	(108)	201	(88)
Interest expense	32	26	18	393	(201)	268
Interest expense, net	32	3	(140)	285	—	180
Equity in net (income) loss of subsidiaries	(937)	(434)	(797)	—	2,168	—
Income (loss) before income taxes	821	431	937	946	(2,168)	967
Income tax (benefit) provision	—	—	—	147	—	147
Net income (loss)	821	431	937	799	(2,168)	820
Net loss attributable to noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to Medtronic	821	431	937	800	(2,168)	821
Other comprehensive income (loss), net of tax	(551)	(358)	(551)	(551)	1,460	(551)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income (loss)	$270	$73	$386	$249	$(708)	$270

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$21,794	$—	$21,794

Costs and expenses:
Cost of products sold	—	—	—	6,855	—	6,855
Research and development expense	—	—	—	1,640	—	1,640
Selling, general, and administrative expense	9	1	2	7,220	—	7,232
Amortization of intangible assets	—	—	—	1,484	—	1,484
Restructuring charges, net	—	—	—	162	—	162
Acquisition-related items	—	—	—	148	—	148
Certain litigation charges	—	—	—	300	—	300
Special charge	—	—	—	100	—	100
Other (income) expense, net	5	1	—	168	—	174
Operating profit (loss)	(14)	(2)	(2)	3,717	—	3,699
Interest income	—	(71)	(482)	(315)	596	(272)
Interest expense	74	81	30	1,215	(596)	804
Interest expense, net	74	10	(452)	900	—	532
Equity in net (income) loss of subsidiaries	(2,949)	(1,462)	(2,499)	—	6,910	—
Income (loss) before income taxes	2,861	1,450	2,949	2,817	(6,910)	3,167
Income tax (benefit) provision	(4)	—	—	311	—	307
Net income (loss)	2,865	1,450	2,949	2,506	(6,910)	2,860
Net loss attributable to noncontrolling interests	—	—	—	5	—	5
Net income (loss) attributable to Medtronic	2,865	1,450	2,949	2,511	(6,910)	2,865
Other comprehensive income (loss), net of tax	(1,011)	(385)	(1,011)	(1,011)	2,407	(1,011)
Other comprehensive loss attributable to non-controlling interests	—	—	—	5	—	5
Total comprehensive income (loss)	$1,854	$1,065	$1,938	$1,500	$(4,503)	$1,854

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
January 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$61	$6,297	$—	$6,358
Investments	—	—	—	8,078	—	8,078
Accounts receivable, net	—	—	—	5,775	—	5,775
Inventories, net	—	—	—	3,751	—	3,751
Intercompany receivable	40	—	1,338	7,855	(9,233)	—
Other current assets	5	—	—	2,640	—	2,645
Total current assets	45	—	1,399	34,396	(9,233)	26,607
Property, plant, and equipment, net	—	—	—	4,517	—	4,517
Goodwill	—	—	—	39,795	—	39,795
Other intangible assets, net	—	—	—	22,178	—	22,178
Tax assets	—	—	—	1,537	—	1,537
Investment in subsidiaries	59,130	53,153	58,590	—	(170,873)	—
Intercompany loans receivable	3,000	2,316	18,357	16,123	(39,796)	—
Other assets	—	—	—	1,166	—	1,166
Total assets	$62,175	$55,469	$78,346	$119,712	$(219,902)	$95,800
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$504	$2,398	$—	$2,902
Accounts payable	—	—	—	1,809	—	1,809
Intercompany payable	—	1,278	7,833	122	(9,233)	—
Accrued compensation	18	—	—	1,627	—	1,645
Accrued income taxes	14	—	—	911	—	925
Other accrued expenses	2	12	19	3,619	—	3,652
Total current liabilities	34	1,290	8,356	10,486	(9,233)	10,933
Long-term debt	—	2,117	1,843	21,958	—	25,918
Accrued compensation and retirement benefits	—	—	—	1,524	—	1,524
Accrued income taxes	10	—	—	4,748	—	4,758
Intercompany loans payable	11,897	100	16,023	11,776	(39,796)	—
Deferred tax liabilities	—	—	—	1,363	—	1,363
Other liabilities	—	—	1	963	—	964
Total liabilities	11,941	3,507	26,223	52,818	(49,029)	45,460
Shareholders’ equity	50,234	51,962	52,123	66,788	(170,873)	50,234
Noncontrolling interests	—	—	—	106	—	106
Total equity	50,234	51,962	52,123	66,894	(170,873)	50,340
Total liabilities and equity	$62,175	$55,469	$78,346	$119,712	$(219,902)	$95,800

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$33	$5	$4,929	$—	$4,967
Investments	—	—	—	8,741	—	8,741
Accounts receivable, net	—	—	—	5,591	—	5,591
Inventories, net	—	—	—	3,338	—	3,338
Intercompany receivable	51	—	1,329	7,111	(8,491)	—
Other current assets	10	—	—	1,855	—	1,865
Current assets held for sale	—	—	—	371	—	371
Total current assets	61	33	1,334	31,936	(8,491)	24,873
Property, plant, and equipment, net	—	—	—	4,361	—	4,361
Goodwill	—	—	—	38,515	—	38,515
Other intangible assets, net	—	—	—	23,407	—	23,407
Tax assets	—	—	—	1,509	—	1,509
Investment in subsidiaries	55,833	47,248	51,294	—	(154,375)	—
Intercompany loans receivable	3,000	2,978	16,114	10,149	(32,241)	—
Other assets	—	—	—	1,232	—	1,232
Noncurrent assets held for sale	—	—	—	5,919	—	5,919
Total assets	$58,894	$50,259	$68,742	$117,028	$(195,107)	$99,816
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$1,176	$901	$5,443	$—	$7,520
Accounts payable	—	—	—	1,731	—	1,731
Intercompany payable	—	1,269	7,111	111	(8,491)	—
Accrued compensation	9	—	—	1,851	—	1,860
Accrued income taxes	13	—	—	620	—	633
Other accrued expenses	—	23	8	2,411	—	2,442
Current liabilities held for sale	—	—	—	34	—	34
Total current liabilities	22	2,468	8,020	12,201	(8,491)	14,220
Long-term debt	—	2,133	1,842	21,946	—	25,921
Accrued compensation and retirement benefits	—	—	—	1,641	—	1,641
Accrued income taxes	10	—	—	2,395	—	2,405
Intercompany loans payable	8,568	100	10,050	13,523	(32,241)	—
Deferred tax liabilities	—	—	—	2,978	—	2,978
Other liabilities	—	—	—	1,515	—	1,515
Noncurrent liabilities held for sale	—	—	—	720	—	720
Total liabilities	8,600	4,701	19,912	56,919	(40,732)	49,400
Shareholders' equity	50,294	45,558	48,830	59,987	(154,375)	50,294
Noncontrolling interests	—	—	—	122	—	122
Total Equity	50,294	45,558	48,830	60,109	(154,375)	50,416
Total liabilities and equity	$58,894	$50,259	$68,742	$117,028	$(195,107)	$99,816

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$172	$978	$210	$3,334	$(1,048)	$3,646
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(111)	—	(111)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	—	—	(776)	—	(776)
Purchases of investments	—	—	—	(2,479)	—	(2,479)
Sales and maturities of investments	—	—	—	3,060	—	3,060
Capital contribution paid	—	(531)	(4,200)	—	4,731	—
Other investing activities, net	—	—	—	(5)	—	(5)
Net cash provided by (used in) investing activities	—	(531)	(4,200)	5,747	4,731	5,747
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(43)	—	(43)
Change in current debt obligations, net	—	—	(397)	6	—	(391)
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	—	(44)	—	(44)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	—	1	—	1
Issuance of long-term debt	—	—	—	21	—	21
Payments on long-term debt	—	(1,150)	—	(3,017)	—	(4,167)
Dividends to shareholders	(1,870)	—	—	—	—	(1,870)
Issuance of ordinary shares	333	—	—	—	—	333
Repurchase of ordinary shares	(1,964)	—	—	—	—	(1,964)
Net intercompany loan borrowings (repayments)	3,329	670	4,443	(8,442)	—	—
Intercompany dividend paid	—	—	—	(1,048)	1,048	—
Capital contribution received	—	—	—	4,731	(4,731)	—
Other financing activities	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	(172)	(480)	4,046	(7,837)	(3,683)	(8,126)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	124	—	124
Net change in cash and cash equivalents	—	(33)	56	1,368	—	1,391
Cash and cash equivalents at beginning of period	—	33	5	4,929	—	4,967
Cash and cash equivalents at end of period	$—	$—	$61	$6,297	$—	$6,358

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$834	$867	$15	$4,311	$(920)	$5,107
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,328)	—	(1,328)
Additions to property, plant, and equipment	—	—	—	(924)	—	(924)
Purchases of investments	—	—	—	(3,354)	—	(3,354)
Sales and maturities of investments	—	—	—	4,286	—	4,286
Capital contributions paid	—	(537)	—	—	537	—
Other investing activities, net	—	—	—	21	—	21
Net cash provided by (used in) investing activities	—	(537)	—	(1,299)	537	(1,299)
Financing Activities:
Acquisition-related contingent consideration	—	—	—	(58)	—	(58)
Change in current debt obligations, net	—	—	1,099	19	—	1,118
Repayment of short-term borrowings (maturities greater than 90 days)	—	—	—	(2)	—	(2)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	—	4	—	4
Issuance of long-term debt	—	—	—	131	—	131
Payments on long-term debt	—	—	—	(361)	—	(361)
Dividends to shareholders	(1,782)	—	—	—	—	(1,782)
Issuance of ordinary shares	309	—	—	—	—	309
Repurchase of ordinary shares	(3,409)	—	—	—	—	(3,409)
Net intercompany loan borrowings (repayments)	4,048	(457)	(1,114)	(2,477)	—	—
Intercompany dividend paid	—	—	—	(920)	920	—
Capital contributions received	—	—	—	537	(537)	—
Other financing activities	—	—	—	80	—	80
Net cash provided by (used in) financing activities	(834)	(457)	(15)	(3,047)	383	(3,970)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	54	—	54
Net change in cash and cash equivalents	—	(127)	—	19	—	(108)
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$81	$—	$2,687	$—	$2,768

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 26, 2018.
In June 2017, we experienced a temporary information technology system disruption that affected our customer ordering, distribution, and manufacturing processes globally. We concluded that the system disruption impact was not material to our revenue or earnings per share for the nine months ended January 26, 2018.
Financial Trends
Throughout this Management’s Discussion and Analysis, we present certain financial measures that management uses to evaluate the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S.) (U.S. GAAP). These financial measures are considered "non-GAAP financial measures." We generally use non-GAAP financial measures to facilitate management's review of the operational performance of the Company and as a basis for strategic planning. Management believes that non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operational performance and trends and to facilitate comparisons with the performance of other companies in the medical technologies industry.
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
In the event there is a Non-GAAP Adjustment recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and reported. Because the effective rate can be significantly impacted by the Non-GAAP Adjustments that take place during the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate (Non-GAAP Nominal Tax Rate). The Non-GAAP Nominal Tax Rate is calculated as the provision for income taxes, adjusted for the impact of Non-GAAP Adjustments, as a percentage of income before provision for income taxes, excluding Non-GAAP Adjustments.
Free cash flow is a non-GAAP financial measure calculated by subtracting property, plant, and equipment additions from operating cash flows.
Refer to the “GAAP to Non-GAAP Reconciliation," "Income Taxes," and "Free Cash Flow" sections for reconciliations of financial measures prepared in accordance with U.S. GAAP to the adjusted non-GAAP financial measures.
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
The table below presents our net (loss) income attributable to Medtronic and our diluted (loss) earnings per share for the three and nine months ended January 26, 2018 and January 27, 2017:

	Three months ended			Nine months ended
(in millions)	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Net (loss) income attributable to Medtronic	$(1,389)	$821	(269)%	$1,644	$2,865	(43)%
Diluted (loss) earnings per share	$(1.03)	$0.59	(275)%	$1.20	$2.05	(41)%
Diluted loss per share (LPS) and earnings per share (EPS) for the three and nine months ended January 26, 2018, respectively, were unfavorably affected by the tax charge related to the enactment of U.S. comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which had a significant effect on the income tax provision in the current periods as compared to the corresponding periods in the prior fiscal year. Further, diluted LPS and EPS for the three and nine months ended January 26, 2018, respectively, were unfavorably affected by an investment loss related to the impairment of certain cost and equity method investments of $227 million, along with impairments of IPR&D of $63 million. Additionally, for the three and nine months ended January 26, 2018, diluted LPS and EPS were unfavorably affected by the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group. Net sales of these businesses were $0.6 billion for the three months ended July 29, 2017, and $0.6 billion and $1.8 billion for the three and nine months ended January 27, 2017, respectively. For the nine months ended January 26, 2018, diluted EPS was partially offset by the favorable impact of a $697 million gain on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three and nine months ended January 26, 2018 and January 27, 2017:

	Three months ended January 26, 2018
(in millions)	Income Before Income Taxes	Income tax provision (benefit) (1)	Net (Loss) Income attributable to Medtronic	Diluted (LPS) EPS (2)(3)	Effective Tax Rate
GAAP	$1,027	$2,419	$(1,389)	$(1.03)	235.5%
Non-GAAP Adjustments:
Restructuring and associated costs (4)	30	4	26	0.02	13.3
Acquisition-related items	30	13	17	0.01	43.3
Certain litigation charges	61	8	53	0.04	13.1
Investment loss (5)	227	(1)	228	0.17	(0.4)
IPR&D impairment	46	5	41	0.03	10.9
Amortization of intangible assets	461	87	374	0.27	18.9
Certain tax adjustments, net (6)	—	(2,242)	2,242	1.64	—
Non-GAAP	$1,882	$293	$1,592	$1.17	15.6%

	Three months ended January 27, 2017
(in millions)	Income Before Income Taxes	Income tax provision (benefit) (1)	Net Income attributable to Medtronic	Diluted EPS (3)	Effective Tax Rate
GAAP	$967	$147	$821	$0.59	15.2%
Non-GAAP Adjustments:
Special charge (7)	100	37	63	0.05	37.0
Restructuring charges, net	21	2	19	0.01	9.5
Certain litigation charges	218	80	138	0.10	36.7
Acquisition-related items	68	16	52	0.04	23.5
Amortization of intangible assets	497	123	374	0.27	24.7
Certain tax adjustment (8)	—	(86)	86	0.06	—
Non-GAAP	$1,871	$319	$1,553	$1.12	17.0%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

(2)
GAAP diluted LPS for the three months ended January 26, 2018 is calculated using diluted weighted average shares of 1,354.0 million, which is the same as basic weighted average shares, due to the net loss resulting from the tax charge as discussed in footnote (6). Non-GAAP diluted EPS for the respective period is calculated using diluted weighted average shares of 1,364.5 million as we had non-GAAP net income for the period.

(3)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(4)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(5)	The charge was recognized in connection with the impairment of certain cost and equity method investments.

(6)
The net charge primarily relates to the impact from U.S. tax reform, inclusive of the transition tax, remeasurement of deferred tax assets and liabilities, and the decrease in the U.S. statutory tax rate.

(7)	The charge represents a contribution to the Medtronic Foundation.

(8)	The charge relates to the IRS's disallowance of the utilization of certain net operating losses and the recording of a valuation allowance against the net operating loss deferred tax asset.

	Nine months ended January 26, 2018
(in millions)	Income Before Income Taxes	Income tax provision (benefit) (1)	Net Income attributable to Medtronic	Diluted EPS (2)	Effective Tax Rate
GAAP	$3,950	$2,320	$1,644	$1.20	58.7%
Non-GAAP Adjustments:
Restructuring and associated costs (3)	62	10	52	0.04	16.1
Acquisition-related items	101	35	66	0.05	34.7
Divestiture-related items (4)	115	12	103	0.08	10.4
Certain litigation charges	61	8	53	0.04	13.1
Investment loss (5)	227	(1)	228	0.17	(0.4)
IPR&D impairment	46	5	41	0.03	10.9
Gain on sale of businesses (6)	(697)	—	(697)	(0.51)	—
Hurricane Maria (7)	34	1	33	0.02	2.9
Special charge (8)	80	26	54	0.04	32.5
Amortization of intangible assets	1,375	241	1,134	0.83	17.5
Certain tax adjustments, net (9)	—	(1,877)	1,877	1.37	—
Non-GAAP	$5,354	$780	$4,588	$3.35	14.6%

	Nine months ended January 27, 2017
(in millions)	Income Before Income Taxes	Income tax provision (benefit) (1)	Net Income attributable to Medtronic	Diluted EPS (2)	Effective Tax Rate
GAAP	$3,167	307	$2,865	$2.05	9.7%
Non-GAAP Adjustments:
Impact of inventory step-up (10)	38	14	24	0.02	36.8
Special charge (11)	100	37	63	0.05	37.0
Restructuring charges, net	172	40	132	0.09	23.3
Certain litigation charges	300	110	190	0.14	36.7
Acquisition-related items	148	55	93	0.07	37.2
Amortization of intangible assets	1,484	349	1,135	0.81	23.5
Certain tax adjustments, net (12)	—	(55)	55	0.04	—
Non-GAAP	$5,409	$857	$4,557	$3.27	15.8%

(1)	The tax effect of each Non-GAAP Adjustment is based on the jurisdictions in which the expense (income) is incurred and the tax laws in effect for each such jurisdiction.

(2)	The data in this schedule has been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(3)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(4)	The transaction expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(5)	The charge was recognized in connection with the impairment of certain cost and equity method investments.

(6)	The gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(7)	The charges represent idle facility costs, asset write-downs, and humanitarian efforts related to Hurricane Maria.

(8)	The charge represents a commitment to fund the Medtronic Foundation.

(9)
The net charge primarily relates to the impact of U.S. tax reform, inclusive of the transition tax, remeasurement of deferred tax assets and liabilities, and the decrease in the U.S. statutory tax rate. Additionally, the net charge includes the impacts from the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses, partially offset by the tax effects from the intercompany sale of intellectual property.

(10)	Represents amortization of step-up in fair value of inventory acquired in connection with the HeartWare acquisition.

(11)	The charge represents a contribution to the Medtronic Foundation.

(12)
The net charge relates to the IRS's disallowance of the utilization of certain net operating losses and the recording of a valuation allowance against the net operating loss deferred tax asset, and other certain tax charges recorded in connection with the redemption of an intercompany minority interest, partially offset by a benefit related to the resolution of various tax positions from prior years.

Non-GAAP diluted EPS for the three and nine months ended January 26, 2018 was favorably affected by operating profit improvements realized through efficiencies in selling, general, and administrative expenses, excluding Non-GAAP Adjustments, along with a decrease in our non-GAAP income tax provision.
NET SALES
Segment and Division
The table below illustrates net sales by segment and division for the three and nine months ended January 26, 2018 and January 27, 2017:

	Three months ended			Nine months ended
(in millions)	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Cardiac Rhythm & Heart Failure	$1,457	$1,371	6%	$4,314	$4,105	5%
Coronary & Structural Heart	886	751	18	2,557	2,266	13
Aortic & Peripheral Vascular	457	426	7	1,348	1,279	5
Cardiac and Vascular Group	2,800	2,548	10	8,219	7,650	7
Surgical Innovations(1)	1,384	1,255	10	4,024	3,785	6
Respiratory, Gastrointestinal, & Renal(1)	657	1,162	(43)	2,455	3,529	(30)
Minimally Invasive Therapies Group	2,041	2,417	(16)	6,479	7,314	(11)
Spine	661	657	1	1,969	1,965	—
Brain Therapies	585	518	13	1,682	1,513	11
Specialty Therapies	398	370	8	1,132	1,095	3
Pain Therapies	300	272	10	833	842	(1)
Restorative Therapies Group	1,944	1,817	7	5,616	5,415	4
Diabetes Group	584	501	17	1,495	1,415	6
Total	$7,369	$7,283	1%	$21,809	$21,794	—%

(1)
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

For the three and nine months ended January 26, 2018, total net sales was unfavorably affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group. Our performance continues to be fueled by our three growth strategies: therapy innovation, globalization, and economic value. We are creating competitive advantages and capitalizing on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems. In our therapy innovation growth strategy, we continue to see clear acceleration in our innovation cycle, with several important new product launches during the third quarter of fiscal year 2018 across all of our segments. In globalization, net sales in emerging markets grew 12 percent and 11 percent during the three and nine months ended January 26, 2018, respectively, as compared to the corresponding periods in the prior fiscal year. Our consistent emerging market performance continues to benefit from geographic diversification, with strong, balanced results around the world. In our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes across each of our segments. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.

Segment and Market Geography
The tables below include net sales by market geography for each of our segments for the three and nine months ended January 26, 2018 and January 27, 2017:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Cardiac and Vascular Group	$1,395	$1,320	6%	$934	$815	15%	$471	$413	14%
Minimally Invasive Therapies Group	862	1,234	(30)	807	842	(4)	372	341	9
Restorative Therapies Group	1,300	1,242	5	429	384	12	215	191	13
Diabetes Group	355	310	15	185	152	22	44	39	13
Total	$3,912	$4,106	(5)%	$2,355	$2,193	7%	$1,102	$984	12%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Nine months ended			Nine months ended			Nine months ended
(in millions)	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Cardiac and Vascular Group	$4,151	$3,970	5%	$2,716	$2,467	10%	$1,352	$1,213	11%
Minimally Invasive Therapies Group	2,902	3,735	(22)	2,455	2,558	(4)	1,122	1,021	10
Restorative Therapies Group	3,779	3,710	2	1,217	1,151	6	620	554	12
Diabetes Group	856	845	1	521	457	14	118	113	4
Total	$11,688	$12,260	(5)%	$6,909	$6,633	4%	$3,212	$2,901	11%

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
Net sales declines in the U.S. for the three and nine months ended January 26, 2018 were impacted by the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses, partially offset by growth in the Cardiac and Vascular Group and Restorative Therapies Group. Net sales growth in non-U.S. developed markets for the three and nine months ended January 26, 2018 was led by strong performance in Japan, South Korea, and Canada. Emerging market sales growth was driven by solid performance in all of our groups, with strong performance in China, Latin America, and the Middle East & Africa. Currency had a favorable effect of $177 million and $179 million on net sales for the three and nine months ended January 26, 2018, respectively.
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 26, 2018 were $2.8 billion and $8.2 billion, respectively, an increase of 10 percent and 7 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact on net sales for the three and nine months ended January 26, 2018 of $77 million and $81 million, respectively. The Cardiac and Vascular Group's net sales for the three and nine months ended January 26, 2018, as compared to the corresponding periods in the prior fiscal year, benefited from strong net sales growth in all three divisions. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 26, 2018 were $1.5 billion and $4.3 billion, respectively, an increase of 6 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales growth for the three and nine months ended January 26, 2018 was driven by strong growth in Arrhythmia Management and Heart Failure. The strong growth in Arrhythmia Management was driven by growth in Diagnostics, driven by the continued global demand of the Reveal LINQ insertable cardiac monitor, and in AF Solutions, as well as strong adoption of the Micra transcatheter pacing system and the TYRX absorbable antibacterial envelope, which, for the three months ended January 26, 2018, were partially offset by declines in implantable cardiac defibrillators. The strong net sales growth in Heart Failure for the three and nine months ended January 26, 2018 was driven by strong growth in Mechanical Circulatory Support from sales of the HVAD system, as well as continued demand for the CRT-P quadripolar pacing system, which launched in the U.S. in the first quarter of fiscal year 2018.
Coronary & Structural Heart net sales for the three and nine months ended January 26, 2018 were $886 million and $2.6 billion, respectively, an increase of 18 percent and 13 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Coronary & Structural Heart net sales growth for the three and nine months ended January 26, 2018 was largely driven by the continued strong customer adoption of the Evolut PRO Transcatheter Aortic Valve system (Evolut PRO) and the Evolut R 34mm transcatheter aortic heart valve, as well as continued penetration into intermediate risk in the U.S., which received approval late in the first quarter of fiscal year 2018. Net sales growth was also driven by the continued strong demand for the Resolute Onyx drug-eluting stent in the U.S. and Japan, which launched in the first quarter of fiscal year 2018.
Aortic & Peripheral Vascular net sales for the three and nine months ended January 26, 2018 were $457 million and $1.3 billion, respectively, an increase of 7 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Aortic & Peripheral Vascular net sales growth for the three and nine months ended January 26, 2018 was driven by strong performance in Percutaneous Transluminal Angioplasty (PTA) balloons and drug-coated balloons, as well as the performance of the Valiant Captivia thoracic stent graft systems. Net sales growth for the three months ended January 26, 2018 was also driven by stronger performance of the VenaSeal vein closure system, for which final approval for reimbursement payment in the U.S. from the Centers for Medicare & Medicaid Services (CMS) was received in January 2018. For the nine months ended January 26, 2018, net sales growth was further driven by both the success of the Heli-FX EndoAnchor System and continued strong adoption of the HawkOne 6 French directional atherectomy system.
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

•
Continued acceptance and future growth of the CRT-P quadripolar pacing system, which received CE Mark approval in February 2017 and launched in Europe during the fourth quarter of fiscal year 2017. In the U.S., we received Food and Drug Administration (FDA) approval in May 2017, and launched in the first quarter of fiscal year 2018.

•
Continued acceptance and future growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm, which launched in Japan during the third quarter of fiscal year 2018.

•	Continued future growth from the Reveal LINQ insertable cardiac monitor.

•
Continued future growth of our Micra transcatheter pacing system. Micra is a miniaturized single chamber pacemaker system that is delivered through the femoral vein and is implanted in the right ventricle of the heart. The system does not use a lead and does not have a subcutaneous device pocket underneath the skin as with conventional pacemaker systems. We received final approval for reimbursement in the U.S. from the CMS and in Japan from the Ministry of Health, Labour, and Welfare during the fourth quarter of fiscal year 2017 and during the second quarter of fiscal year 2018, respectively, for this transformative therapy, which we expect will continue to accelerate sales in the U.S. and in Japan.

•
Acceptance and future growth from the Azure XT and S SureScan pacing systems, which launched in the U.S. during the third quarter of fiscal year 2018. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased longevity.

•
Continued acceptance and future growth of the HVAD System as a Destination Therapy for patients with advanced heart failure who are not candidates for heart transplants. The HVAD System, a left ventricular assist device or LVAD, helps the heart pump and increases the amount of blood that flows through the body. In the U.S., we received FDA approval in September 2017 for this Destination Therapy indication, and expect to receive thoracotomy indication during fiscal year 2019. Further, we expect to launch the HVAD system in Japan during fiscal year 2019.

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

•
Acceptance and future growth from penetration of the self-expanding CoreValve Evolut Transcatheter Aortic Valve Replacement platform into intermediate risk indication in the U.S., which received FDA approval during the first quarter of fiscal year 2018.

•
Continued acceptance and future growth from Evolut PRO, which provides control during deployment to assist with accurate positioning with the ability to recapture and reposition the valve. Evolut PRO received U.S. FDA approval and launched in the fourth quarter of fiscal year 2017. Evolut PRO also received CE Mark approval at the end of the first quarter of fiscal year 2018 and launched in Europe during the second quarter of fiscal year 2018. Further, Evolut PRO is expected to launch in Japan during the first half of fiscal year 2019.

•
Continued acceptance and future growth from the market release of Resolute Onyx, which launched in the first quarter of fiscal year 2018 in the U.S. and in Japan. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during procedures.

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

•
Continued acceptance and future growth from the expansion of the Endurant II used with the Aptus Heli-FX EndoAnchor for the short neck indication in the U.S., which received FDA approval in October 2017.

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, dialysis, and monitors. Net sales for the three months ended July 28, 2017 and the three and nine months ended January 27, 2017 also include sales of compression, enteral feeding, wound care, and medical surgical product lines, which were divested on July 29, 2017. The Minimally Invasive Therapies Group’s net sales for the three and nine months ended January 26, 2018 were $2.0 billion and $6.5 billion, respectively, a decrease of 16 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact on net sales for the three and nine months ended January 26, 2018 of $53 million and $47 million, respectively. The Minimally Invasive Therapies Group's net sales for the three and nine months ended January 26, 2018 were affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017.
During the second quarter of fiscal year 2018, after the divestiture discussed above, the Surgical Solutions and Patient Monitoring & Recovery divisions were realigned into the Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions. The Surgical Innovations division consists of the Advanced Surgical and General Surgical businesses. The Advanced Surgical business includes the Advanced Stapling, Advanced Energy, Hernia, Gynecology, and Interventional Lung product lines. The General Surgical business includes the Wound Closure, Electosurgery and Instruments product lines.
The Respiratory, Gastrointestinal, & Renal business consists of the Respiratory & Monitoring Solutions and Renal Care Solutions businesses. The Respiratory & Monitoring Solutions business includes the Patient Monitoring, Respiratory Solutions, Advanced

Ablation, and GI Solutions product lines. The Renal Care Solutions business includes the Renal Access and Dialyzers product lines.
Surgical Innovations net sales for the three and nine months ended January 26, 2018 were $1.4 billion and $4.0 billion, respectively, an increase of 10 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Surgical Innovations net sales growth was driven by new products in Advanced Stapling and Advanced Energy, including the Signia powered stapler, endo stapling specialty reloads, and Ligasure vessel sealing instruments. Also driving net sales performance was the Valleylab F10 energy platform, stability of procedural volumes, and growth in emerging markets.

Respiratory, Gastrointestinal, & Renal net sales for the three and nine months ended January 26, 2018 were $657 million and $2.5 billion, respectively, a decrease of 43 percent and 30 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales declined as a result of the July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Apart from the decline in net sales due to the divestiture, net sales performance in Respiratory, Gastrointestinal, & Renal benefited from growth in GI Solutions, strength in Nellcor pulse oximetry products due to the intensity of the flu season in the U.S., and continued adoption of MicroStream capnography monitoring products. This growth was offset by a decline in Airway and Ventilation net sales.

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

•	Our ability to execute ongoing strategies to develop, gain regulatory approval, and commercialize new products including our surgical robotics platform.

•
The July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Net sales of the businesses included in the divestiture were $0.6 billion for the three months ended July 29, 2017, and $0.6 billion and $1.8 billion for the three and nine months ended January 27, 2017, respectively. We have entered into Transition Manufacturing Agreements (TMAs) with Cardinal Health, Inc. The TMAs will contribute to net sales and are designed to ensure and facilitate an orderly transfer of business operations for a transition period of two to five years, with the ability to extend upon mutual agreement of the parties.

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

•
Continued acceptance and future growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. In addition, the HD multi-pass system reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment. The system is expected to launch in late fiscal fiscal year 2020, but timing may shift depending on regulatory requirements.

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

•
Continued and future acceptance of less invasive standards of care, including the areas of GI Solutions and Advanced Ablation. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, and the Emprint ablation system with Thermosphere Technology, which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost.

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

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and nine months ended January 26, 2018 were $1.9 billion and $5.6 billion, respectively, an increase of 7 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact on net sales for the three and nine months ended January 26, 2018 of $31 million and $28 million, respectively. Net sales growth for the three and nine months ended January 26, 2018 was driven by growth in Brain Therapies and Specialty Therapies. Net sales growth for the three months ended January 26, 2018 was also driven by growth in Pain Therapies. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and nine months ended January 26, 2018 were $661 million and $2.0 billion, respectively, an increase of 1 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year. Spine net sales growth was driven by growth in BMP (composed of INFUSE bone graft (InductOs in the European Union)), offset by a slight decline in Core Spine. Core Spine net sales declined due to continued overall market softness in the U.S. and Europe, partially offset by the continued success of our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics sold by our Neurosurgery business, and our "Speed-to-Scale" initiative, which involves faster innovation cycles and the launching of a steady cadence of new products at scale with sets immediately available for the entire market.
Brain Therapies net sales for the three and nine months ended January 26, 2018 were $585 million and $1.7 billion, respectively, an increase of 13 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by strength across our entire stroke portfolio, including strong sales of our Solitaire family of revascularization devices for acute ischemic stroke. Neurosurgery net sales growth was driven by strong sales of the StealthStation S8 surgical navigation system, O-arm surgical imaging system, and Midas disposables, as well as disposables revenue from placement of capital equipment through our distributor agreement with Mazor. Net sales growth in Neurovascular and Neurosurgery for the nine months ended January 26, 2018 was partially offset by slight declines in Brain Modulation due to competitive pressures in every major market.
Specialty Therapies net sales for the three and nine months ended January 26, 2018 were $398 million and $1.1 billion, respectively, an increase of 8 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Specialty Therapies net sales growth for the three months ended January 26, 2018 was driven by growth in Pelvic Health due to strong InterStim sales in the U.S. and in ENT due to growth in power disposables. Specialty Therapies net sales growth for the nine months ended January 26, 2018 was driven by growth in ENT Navigation and in Transformative Solutions driven by the Aquamantys Transcollation and PEAK PlasmaBlade technologies.

Pain Therapies net sales for the three and nine months ended January 26, 2018 were $300 million and $833 million, respectively, an increase of 10 percent and a decrease of 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales for the three months ended January 26, 2018 was driven by strong sales of the recently launched Intellis spinal cord stimulation platform, continued success of the OsteoCool RF Spinal Tumor ablation system, and growth in pumps following the lifting of the FDA distribution restrictions during the second quarter of fiscal year 2018. The decrease in net sales for the nine months ended January 26, 2018 was primarily driven by decreases in our Spinal Cord Stimulation products due to competitive pressures in the U.S. and Europe in the first half of the fiscal year as we awaited the full launch of our Intellis platform.
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

•	Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas, and ENT power systems.

•	Continued sales of robotic units and associated market adoption of robot-assisted spine procedures, under an exclusive worldwide distributor agreement with Mazor Robotics.

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

•
Continued acceptance and adoption rates of stimulators and leads approved to treat chronic pain in major markets around the world. Our Intellis spinal cord stimulator and Evolve workflow algorithm have received positive customer reaction since their launch in the second quarter of fiscal year 2018.

•
Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distributor requirements on our implantable drug pump in October and its warning letter in November 2017.

•	Continued and future acceptance of our current and future devices for the treatment of Parkinson's Disease and other movement disorders.

•
Continued acceptance and growth of our Specialty Therapies, including InterStim therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Transformative Solutions products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and Cardiac Rhythm Disease Management device replacements.

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and nine months ended January 26, 2018 were $584 million and $1.5 billion, respectively, an increase of 17 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The Diabetes Group's net sales increased for the three and nine months ended January 26, 2018, primarily as a result of an increase in sales in the U.S. due to continued growth in our customer base through the continued adoption of the MiniMed 670G hybrid closed loop system. Further, we experienced continued growth in international markets due to strong sales of the MiniMed 640G system in Europe and Asia Pacific.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in currency exchange rates.

•
Continued increases in sensor manufacturing capacity, along with higher than expected demand. We continue to ramp manufacturing and expect these new lines to be ready for commercial production by the fourth quarter of fiscal year 2018, at which time we expect to have the unconstrained capacity needed to meet the rapidly growing sensor demand.

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

•
Continued acceptance and future growth of Guardian Connect CGM system which displays information directly to a smartphone. This system received CE mark in 2016 and has launched internationally, with an expected U.S. launch in the fourth quarter of fiscal year 2018, pending FDA approval.

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

Our critical accounting estimates include the following:
Revenue Recognition Price adjustment rebates are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, we consider the lag time between the point of sale and the payment of the rebate claim, contractual commitments, including stated rebate rates, and other relevant information. We adjust reserves to reflect differences between estimated and actual experience and recognize such adjustment as a reduction of sales in the period of adjustment. Adjustments to recorded reserves have not been significant. Price adjustment rebates charged against gross sales for the three and nine months ended January 26, 2018 were $593 million and $1.9 billion, respectively, as compared to $745 million and $2.3 billion for the three and nine months ended January 27, 2017, respectively.
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, income tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimates of probable losses resulting from litigation and governmental proceedings involving us are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 17 to the current period's consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 17 to the current period's consolidated financial statements, we believe it is possible that costs associated with these matters could have a material adverse impact on our consolidated earnings, financial position, and/or cash flows.
Income Tax Reserves and U.S. Tax Reform We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate, broadening the base of taxation, and implementing a territorial tax system. We have a measurement period of up to one year after the enactment date of the Tax Act to finalize the recognition of the related tax impacts. The final impact of the Tax Act may differ from the provisional amounts recognized in the current period, possibly materially, due to, among other things, changes in our interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.
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
The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. We assess the impairment of goodwill at the reporting unit level annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill was $39.8 billion and $38.5 billion at January 26, 2018 and April 28, 2017, respectively.

We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rates, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates. Definite-lived intangible assets, net of accumulated amortization, was $21.7 billion and $22.8 billion at January 26, 2018 and April 28, 2017, respectively.
We assess the impairment of indefinite-lived intangibles annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangibles require us to make several estimates about fair value, including projected future cash flows and the appropriate discount rates. Indefinite-lived intangible assets was $494 million and $594 million at January 26, 2018 and April 28, 2017, respectively.
Contingent Consideration Contingent consideration liabilities are recorded at the acquisition date at estimated fair value and are remeasured each reporting period with the change in fair value recognized within acquisition-related items in our consolidated statements of income. Changes to the fair value of contingent consideration may result from changes in the estimated timing and amount of revenue, estimated timing or probability of achieving the milestones which trigger payment, or discount rates. The fair value of contingent consideration liabilities was $171 million and $246 million at January 26, 2018 and April 28, 2017, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period's consolidated financial statements.
ACQUISITIONS
Information regarding acquisitions is included in Note 3 to the current period's consolidated financial statements.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Cost of products sold	29.7%	31.1%	30.5%	31.5%
Research and development expense	7.6%	7.3%	7.6%	7.5%
Selling, general, and administrative expense	33.9%	32.8%	34.0%	33.2%
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. The decrease in cost of products sold as a percentage of sales was due primarily to the divestiture of lower-margin products in conjunction with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the three months ended January 26, 2018. For the nine months ended January 26, 2018, the decrease in cost of products sold as a percentage of sales due to the divestiture was partially offset by the infusion set recall in our Diabetes Group and $17 million of costs recognized in relation to restoring operations at our four Puerto Rico manufacturing sites after Hurricane Maria, including idle facility costs, asset write-downs, and other facility-related costs. During the nine months ended January 27, 2017, we incurred a $38 million charge related to recognition of the fair value step-up taken on inventory acquired in connection with the HeartWare acquisition.

Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs, that lead to enhanced quality of life, and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
Research and development expense for the three and nine months ended January 26, 2018 was $558 million and $1.7 billion, respectively. Research and development expense increased as a percentage of sales for the three and nine months ended January 26, 2018 primarily due to our sales increasing at a slower rate than the increase in research and development following the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions. Selling, general, and administrative expense primarily consists of salaries and wages, as well as other administrative costs, such as professional fees and marketing expenses.
Selling, general, and administrative expense for the three and nine months ended January 26, 2018 was $2.5 billion and $7.4 billion, respectively. Selling, general, and administrative expense increased as a percentage of net sales for the three and nine months ended January 26, 2018 as compared to the three and nine months ended January 27, 2017, respectively, as we incurred expenses associated with Transition Service Agreements (TSAs) and new product launches, against a decline in revenue following the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
The following is a summary of other costs and expenses:

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Amortization of intangible assets	$461	$497	$1,375	$1,484
Restructuring charges, net	7	21	23	162
Acquisition-related items	26	68	77	148
Certain litigation charges	61	218	61	300
Divestiture-related items	—	—	114	—
Gain on sale of businesses	—	—	(697)	—
Special charge	—	100	80	100
Other expense, net	140	46	317	174
Investment loss	227	—	227	—
Interest expense, net	172	180	539	532
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $461 million and $1.4 billion for the three and nine months ended January 26, 2018, respectively, as compared to $497 million and $1.5 billion for the three and nine months ended January 27, 2017, respectively. The decrease in amortization expense was primarily attributable to the discontinuation of amortization on the definite-lived intangible assets classified as assets held for sale at April 28, 2017 and through the first quarter of fiscal year 2018 related to the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. This divestiture was completed during the second quarter of fiscal year 2018.
Restructuring
Enterprise Excellence
In the third quarter of fiscal year 2018, we announced a multi-year global Enterprise Excellence Program designed to drive long-term business growth and sustainable efficiency. The Enterprise Excellence Program is expected to further leverage our global size and scale as well as enhance the customer and employee experience.

The Enterprise Excellence Program is focused on three objectives:

•	Global Operations - integrating and enhancing global manufacturing and supply processes, systems and site presence to improve quality, delivery, cost and cash flow

•	Functional Optimization - enhancing and leveraging global operating models and systems across several enabling functions to improve productivity and employee experience

•	Commercial Optimization - optimizing certain processes, systems and models to improve productivity and the customer experience

The Enterprise Excellence Program is designed to drive operating margin improvement as well as fund investment in strategic growth initiatives, with expected annual gross savings of more than $3.0 billion from cost reductions and leverage of our fixed infrastructure by the end of fiscal year 2022. Approximately $500 million to $700 million of gross annual savings are expected to be achieved each fiscal year through the end of fiscal year 2022.

The Enterprise Excellence Program is expected to result in pre-tax restructuring charges of approximately $1.6 billion to $1.8 billion, the vast majority of which are expected to be incurred by the end of fiscal year 2022 and result in cash outlays to be substantially complete by the end of fiscal year 2023. Approximately half of the estimated restructuring charges are related to employee termination benefits. The remaining restructuring charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. We expect these costs to be recognized within restructuring charges, net, cost of products sold, and selling, general and administrative expense in the consolidated statements of income.

During the three and nine months ended January 26, 2018, we recognized restructuring charges of $32 million. For the three and nine months ended January 26, 2018, restructuring charges included $9 million of employee termination benefits recognized within restructuring charges, net in the consolidated statements of income. For the three and nine months ended January 26, 2018, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $13 million recognized within cost of products sold and $10 million recognized within selling, general and administrative expense in the consolidated statements of income.
Cost Synergies
In the third quarter of fiscal year 2018, we achieved $850 million in cost synergies related to the acquisition of Covidien. The costs synergies related to administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Cash outlays for the cost synergies program are scheduled to be substantially complete by the end of fiscal year 2019.
During the three months ended January 26, 2018, we recognized no restructuring charges, and for the nine months ended January 26, 2018, we recognized restructuring charges of $45 million. During the three and nine months ended January 26, 2018, we recognized accrual adjustments of $2 million and $15 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated. For the nine months ended January 26, 2018, restructuring charges included $29 million of employee termination benefits recognized within restructuring charges, net in the consolidated statements of income. For the nine months ended January 26, 2018, restructuring charges also included other costs of $12 million recognized within cost of products sold and $4 million recognized within selling, general and administrative expense.
For the three and nine months ended January 27, 2017, we recognized $56 million and $214 million in restructuring charges, respectively, which were partially offset reversals of excess reserves of $35 million and $42 million, respectively. Reversals of restructuring reserves relate to certain employees identified for termination finding other positions within Medtronic and employee termination benefits being less than initially estimated. For the three months and nine months ended January 27, 2017, restructuring charges included asset write-downs included $1 million and $8 million, respectively, related to property, plant, and equipment impairments, and $10 million for the nine months ended January 27, 2017 related to inventory write-offs recognized within cost of products sold in the consolidated statements of income.
For additional information about our restructuring programs, see Note 6 to the current period's consolidated financial statements.
Acquisition-Related Items Acquisition-related items includes expenses incurred in connection with the integration of Covidien, our $50.0 billion acquisition completed in the fourth quarter of fiscal year 2015, expenses incurred in connection with business acquisitions, and changes in fair value of contingent consideration. During the three and nine months ended January 26, 2018, we recognized acquisition-related items expense of $30 million and $101 million, respectively, including $4 million and $24 million, respectively, recognized within cost of products sold in the consolidated statements of income. For the three and nine months ended January 26, 2018, acquisition-related items expense includes $48 million and $137 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as information technology system implementation and benefits harmonization. For the three and nine months ended January 26, 2018, acquisition-related items expenses were partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
During the three and nine months ended January 27, 2017, we recognized acquisition-related items expense of $68 million and $148 million, respectively. For the three and nine months ended January 27, 2017, acquisition-related items expense includes $51 million and $154 million, respectively, of costs associated with the integration of Covidien manufacturing, distribution, and administrative facilities as well as information technology system implementation and benefits harmonization, and $5 million and $21 million, respectively, of accelerated and incremental stock compensation expense. For the nine months ended January 27, 2017, acquisition-related items expenses were partially offset by changes in fair value of contingent consideration as a result of revised revenue forecasts and the timing of anticipated regulatory payments.
Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three and nine months ended January 26, 2018, we recognized $61 million of litigation charges related to probable and estimable damages for significant legal matters. During the three and nine months ended January 27, 2017, we recognized $218 million and $300 million, respectively, of litigation charges related to probable and estimable damages for significant legal matters.
Divestiture-Related Items Divestiture-related items includes expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. During the nine months ended January 26, 2018, we recognized divestiture-related items expense of $114 million, primarily comprised of expenses incurred for professional services, including banker fees and legal, tax, and advisory fees, as well as $16 million of accelerated stock compensation expense related to the acceleration of the vesting period for employees that transferred with the divestiture. There were no divestiture-related items expenses for the three months ended January 26, 2018 or the three or nine months ended January 27, 2017.
Gain on Sale of Businesses We recognized a pre-tax gain of $697 million on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the nine months ended January 26, 2018. There were no sales of businesses during the three months ended January 26, 2018 or the three and nine months ended January 27, 2017.
Special Charge During the nine months ended January 26, 2018, continuing our commitment to improve the health of people and communities throughout the world, we made an $80 million commitment to fund the Medtronic Foundation. During the three months ended January 26, 2018, we did not recognize a special charge. During the three and nine months ended January 27, 2017, we recognized a charge of $100 million for a charitable cash contribution to the Medtronic Foundation.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, TSA income, intangible asset impairments, currency transaction and derivative gains and losses, and Puerto Rico excise tax. For the three and nine months ended January 26, 2018, other expense, net was $140 million and $317 million, respectively, as compared to $46 million and $174 million for the three and nine months ended January 27, 2017, respectively. The increase for the three and nine months ended January 26, 2018 was partially attributable to $63 million and $68 million, respectively, related to the impairment of IPR&D assets, offset by TSA income of $24 million and $48 million, respectively. The increase was also driven by remeasurement as well as our hedging programs, which, combined, resulted in a $44 million and $81 million loss for the three and nine months ended January 26, 2018, respectively, as compared to a $35 million and $19 million gain for the three and nine months ended January 27, 2017, respectively. Additionally, the increase for the nine months ended January 26, 2018 as compared to the nine months ended January 27, 2017 was partially attributable to $15 million of humanitarian aid provided to our employees affected by Hurricane Maria.
Investment Loss We recognized a pre-tax loss of $227 million during the three months ended January 26, 2018 related to the impairment of certain cost and equity method investments. We remain committed to future strategic and focused investments in the areas of medical device technologies, services, and solutions.

Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and ineffectiveness on interest rate derivative instruments. For the three and nine months ended January 26, 2018, interest expense, net was $172 million and $539 million, respectively, as compared to $180 million and $532 million for the three and nine months ended January 27, 2017, respectively. The decrease in interest expense, net during the three months ended January 26, 2018 was primarily driven by an increase in interest income due to higher average cash and invested balances as compared to the corresponding period in the prior fiscal year. The increase in interest expense, net during the nine months ended January 26, 2018 was primarily driven by modestly higher average interest rates on total debt obligations outstanding, partially offset by a slight increase in interest income, as compared to the corresponding period in the prior fiscal year.
INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Income tax provision	$2,419	$147	$2,320	$307
Income before income taxes	1,027	967	3,950	3,167
Effective tax rate	235.5%	15.2%	58.7%	9.7%

Non-GAAP income tax provision	$293	$319	$780	$857
Non-GAAP income before income taxes	1,882	1,871	5,354	5,409
Non-GAAP Nominal Tax Rate	15.6%	17.0%	14.6%	15.8%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(219.9)%	1.8%	(44.1)%	6.1%
On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, broadening the base of taxation, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The decrease in the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent results in a blended statutory tax rate of 30.5 percent for our fiscal year ended April 27, 2018.
Many of the countries we operate in have statutory tax rates lower than our blended U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 30.5 percent for the fiscal year ended April 27, 2018. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 39.0 percent. Our earnings in Puerto Rico and Switzerland are subject to certain tax incentive grants which provide for tax rates lower than the country statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2018 and 2029. The tax incentive grants scheduled to expire during fiscal year 2018 are not expected to have a material impact on our financial results. See Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017 for additional information.
Our effective tax rates for the three and nine months ended January 26, 2018 were 235.5 percent and 58.7 percent, respectively, as compared to 15.2 percent and 9.7 percent for the three and nine months ended January 27, 2017, respectively. The increase in the effective tax rate for the three and nine months ended January 26, 2018 was primarily due to the impacts from U.S. tax reform, the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses, the utilization of non-U.S. special deductions, and the tax effect from the intercompany sales of certain intellectual property.
Our Non-GAAP Nominal Tax Rates for the three and nine months ended January 26, 2018 were15.6 percent and 14.6 percent, respectively, as compared to 17.0 percent and 15.8 percent for the three and nine months ended January 27, 2017, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the finalization of certain tax returns and audits, the lapse of a statute of limitations for federal purposes, excess tax benefits related to stock based compensation due to the adoption of new guidance, and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 26, 2018 of approximately $19 million and $54 million, respectively.
As of January 26, 2018, we had not fully completed our accounting for the tax effects of the enactment of the Tax Act. The final impact of the Tax Act may differ from the provisional amounts recognized in the current period, possibly materially, due to, among other things, changes in our interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates.
Our provision for income taxes for the three and nine months ended January 26, 2018 is based on a reasonable estimate of the transition tax and expected reversal of existing deferred tax balances. For the amounts which we were able to reasonably estimate, we recognized a provisional net tax charge of $2.2 billion within income tax provision in the consolidated statements of income. The components of the provisional tax amounts are as follows:

•
We recognized a provisional tax charge of $2.4 billion for the transition tax liability. We have not yet completed the calculation of the total post-1986 foreign earnings & profits (E&P) and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
We recognized a provisional net tax benefit of $155 million to remeasure certain deferred tax assets, liabilities, and valuation allowances as a result of the enactment of the Tax Act. We are still analyzing certain aspects of the Tax Act and refining the estimate of the expected reversal of our deferred tax balances, which could affect the current measurement of these balances or give rise to new deferred tax amounts.

Another provision of the Tax Act that we are currently in the process of analyzing is the Global Intangible Low-Taxed Income (GILTI) tax rules. We are allowed to make an accounting policy election of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into the measurement of our deferred taxes. We have not yet made a policy decision regarding the treatment of GILTI and have not made any adjustments related to potential GILTI tax in our consolidated financial statements. We are currently in the process of analyzing our structure and are not yet able to reasonably estimate the effect of the GILTI provision of the Tax Act on current and future periods.
During the nine months ended January 26, 2018, we recognized a $1.9 billion net tax charge comprised of a $2.2 billion net tax cost associated with U.S. tax reform, a $398 million net tax benefit associated with the intercompany sales of certain intellectual property and a $37 million net tax charge primarily associated with the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. These net charges were recorded within income tax provision in the consolidated statement of income for the nine months ended January 26, 2018.
During the three months ended January 27, 2017, we recognized a charge of $86 million associated with the IRS’s disallowance of the utilization of certain net operating losses, and the recording of a valuation allowance against the net operating loss deferred tax asset.
During the nine months ended January 27, 2017, we also recognized a $371 million charge associated with the expected resolution with the IRS for the Ardian, CoreValve, Inc. and Ablation Frontiers, Inc. acquisition-related issues and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for certain businesses. This resolution does not include the businesses that are the subject of the Medtronic, Inc. U.S. Tax Court case for fiscal years 2005 and 2006. We also recognized a $29 million charge in connection with the redemption of an intercompany minority interest. These charges were partially offset by a $431 million tax benefit recognized as the result of the resolution of Covidien's previously disclosed Tyco International plc intercompany debt issues with the U.S. Tax Court and the Appeals Division of the IRS. These net charges were recorded within income tax provision in the consolidated statement of income for the nine months ended January 27, 2017.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	January 26, 2018	April 28, 2017
Working capital	$15,674	$10,316
Current ratio(1)	2.4:1.0	1.7:1.0
Cash, cash equivalents, and current investments	$14,436	$13,708
Current debt obligations and long-term debt	$28,820	$33,441

(1)	The ratio of current assets to current liabilities, excluding current assets and current liabilities held for sale at April 28, 2017.
Our working capital and current ratio at January 26, 2018 increased as compared to April 28, 2017, primarily due to the receipt of $6.1 billion of cash proceeds from the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017. A portion of the proceeds were used for the repayment of approximately $4.2 billion of our current debt obligations in the second and third quarters of fiscal year 2018.
We believe our balance sheet and liquidity provide us with flexibility in the future, and that our cash, cash equivalents, and short-term investments, as well as our $3.5 billion revolving credit facility and related commercial paper program ($504 million of commercial paper outstanding at January 26, 2018), will satisfy our foreseeable operating needs for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.

Agency Rating(1)
	January 26, 2018	April 28, 2017
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at January 26, 2018 were unchanged as compared to the ratings at April 28, 2017. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and our $3.5 billion revolving credit facility and related commercial paper program.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the "Off-Balance Sheet Arrangements and Long-Term Contractual Obligations" section of this Management's Discussion and Analysis for more information on these obligations and commitments.
Note 17 to the consolidated financial statements provides information regarding amounts we have accrued related to legal matters. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material effect on our consolidated earnings, financial position, and/or cash flows.
We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. As a result of the Tax Act, we have removed our permanently reinvested assertion on the historical earnings for legal entities with accumulated earnings subject to the transition tax. We continue to evaluate our permanently reinvested assertion for certain legal entities. We expect to have access to the majority of our cash flows in the future. In addition, we continue to evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.

We have investments in marketable debt and equity securities that are classified and accounted for as available-for-sale. Our debt and equity securities include U.S. and foreign government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, debt funds, equity securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings continue to experience reduced liquidity due to low investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For the three and nine months ended January 26, 2018, the total other-than-temporary impairment losses on available-for-sale debt securities and funds were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At January 26, 2018, we have $227 million of gross unrealized losses on our aggregate available-for-sale debt securities and funds of $8.1 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. See Note 7 to the current period's consolidated financial statements for additional information regarding fair value measurements.
Summary of Cash Flows

	Nine months ended
(in millions)	January 26, 2018	January 27, 2017
Cash provided by (used in):
Operating activities	$3,646	$5,107
Investing activities	5,747	(1,299)
Financing activities	(8,126)	(3,970)
Effect of exchange rate changes on cash and cash equivalents	124	54
Net change in cash and cash equivalents	$1,391	$(108)
Operating Activities The $1.5 billion decrease in net cash provided was primarily driven by an increase in cash paid for income taxes of $437 million, cash paid for divestiture-related expenses of approximately $100 million, an increase in certain litigation payments of $129 million, and an increase in net cash outflows for collateral related to our derivative instruments of $313 million. The decrease in net cash provided was also attributable to a decrease in cash collected from customers and an increase in cash paid for inventory. The increase in cash paid for income taxes was primarily a result of tax payments related to the intercompany sale of intellectual property and sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses as well as settlement payments for U.S federal income taxes for fiscal years 2012 to 2014 and audit settlements outside of the U.S. during the nine months ended January 26, 2018. The decrease in cash collected from customers is partially attributable to reduced sales due to the July 29, 2017 sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
Investing Activities The $7.0 billion increase in net cash provided was primarily attributable to sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017 resulting in net proceeds of $6.1 billion and a decrease in cash paid for acquisitions of $1.2 billion primarily due to the acquisition of Heartware during the nine months ended January 27, 2017, partially offset by a decrease in net proceeds from purchases and sales and maturities of investments during the nine months ended January 26, 2018.
Financing Activities The $4.2 billion increase in net cash used was primarily attributable to the repayment of our senior unsecured term loan, including accrued interest, for $3.0 billion in August 2017, the repayment of our 6.000 percent ten-year 2008 CIFSA senior notes, including accrued interest, for $1.2 billion in October 2017, and a reduction of commercial paper borrowings, partially offset by a decrease in share repurchases of $1.4 billion.

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

	Nine months ended
(in millions)	January 26, 2018	January 27, 2017
Net cash provided by operating activities	$3,646	$5,107
Net cash provided by (used in) investing activities	5,747	(1,299)
Net cash used in financing activities	(8,126)	(3,970)

Net cash provided by operating activities	$3,646	$5,107
Additions to property, plant, and equipment	(776)	(924)
Free cash flow	$2,870	$4,183

Dividends to shareholders	$1,870	$1,782
Repurchase of ordinary shares	1,964	3,409
Issuances of ordinary shares	(333)	(309)
Return to shareholders	$3,501	$4,882
Return of operating cash flow percentage	96%	96%
Return of free cash flow percentage	122%	117%
OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS
In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising as a result of of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions is unable to be estimated, and we have not accrued any liabilities within our consolidated financial statements or included any indemnification provisions in the table below. Historically, we have not experienced significant losses on these types of indemnification agreements.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2018	2019	2020	2021	2022	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases	$693	$73	$203	$159	$111	$71	$76
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	270	30	106	47	42	43	2
Interest payments(2)	12,882	467	969	930	806	773	8,937
Other(3)	620	210	225	98	34	8	45
Contractual obligations related to off-balance sheet arrangements subtotal	$14,465	$780	$1,503	$1,234	$993	$895	$9,060

Contractual obligations reflected in the balance sheet:
Debt obligations(4)	$27,877	$2,000	$1,403	$3,808	$1,220	$3,175	$16,271
Capital leases	22	1	4	4	3	2	8
Contingent consideration(5)	171	11	97	37	13	6	7
Tax obligations(6)	2,528	—	257	197	197	197	1,680
Contractual obligations reflected in the balance sheet subtotal(7)	$30,598	$2,012	$1,761	$4,046	$1,433	$3,380	$17,966
Total contractual obligations	$45,063	$2,792	$3,264	$5,280	$2,426	$4,275	$27,026

(1)
Includes commitments related to the funding of cost or equity method investments, estimated milestone payments, and royalty obligations. While it is not certain if and/or when payments will be made, the maturity dates included in the table reflect our best estimates.

(2)
Includes the contractual interest payments on our outstanding debt and excludes the impacts of debt premium and discount amortization and interest rate swap agreements. For further information, see Note 8 to the current period's consolidated financial statements.

(3)
Includes inventory purchase commitments and research and development arrangements which are legally binding and specify minimum purchase quantities or spending amounts. These purchase commitments do not exceed our projected requirements and are in the normal course of business. Excludes open purchase orders with a remaining term of less than one year.

(4)
Includes the current and non-current portion of our Senior Notes and non-current portion of our bank borrowings. Excludes debt premium and discount, the fair value impact of outstanding interest rate swap agreements, unamortized gains from terminated interest rate swap agreements, current bank borrowings and commercial paper. For further information, see Note 8 to the current period's consolidated financial statements.

(5)
Includes the fair value of our current and non-current portions of contingent consideration. While it is not certain if and/or when payments will be made, the maturity dates included in this table reflect our best estimates.

(6)
Represents the tax obligations associated with the transition tax that resulted from U.S. Tax Reform. The transition tax will be paid over an eight-year period and will not accrue interest. For further information, see Note 12 to the current period's consolidated financial statements.

(7)
Excludes defined benefit plan obligations, guarantee obligations, uncertain tax positions, and non-current tax liabilities for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Note 17 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended April 28, 2017 and Notes 12, 15, and 17 to the current period's consolidated financial statements.

Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, was $2.9 billion at January 26, 2018 compared to $7.5 billion at April 28, 2017. We utilize Senior Notes to meet our long-term financing needs. Long-term debt was $25.9 billion at both January 26, 2018 and April 28, 2017.
Total debt at January 26, 2018 was $28.8 billion, as compared to $33.4 billion at April 28, 2017. The decrease in total debt was primarily driven by the repayment of our senior unsecured term loan and senior notes detailed below, along with a reduction in our commercial paper borrowings of $397 million.
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

During the three months ended January 26, 2018, we repaid our 3.500 percent seven-year 2010 HTWR senior notes, including interest, for $43 million.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At January 26, 2018, we had $504 million of commercial paper outstanding, as compared to $901 million at April 28, 2017. During the three and nine months ended January 26, 2018, the weighted average original maturity of the commercial paper outstanding was approximately 24 and 29 days, respectively, and the weighted average interest rate was 1.44 percent and 1.33 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion syndicated line of credit facility ($3.5 Billion Revolving Credit Facility) which expires in January 2020. The $3.5 Billion Revolving Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The $3.5 Billion Revolving Credit Facility provides us with the ability to increase our borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the $3.5 Billion Revolving Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At January 26, 2018 and April 28, 2017, no amounts were outstanding on the committed line of credit.
Interest rates on advances of our $3.5 Billion Revolving Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at January 26, 2018.
We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2015, our Board of Directors authorized, subject to the ongoing existence of sufficient distributable reserves, the redemption of 80 million of our ordinary shares. At April 28, 2017, we had used 51 million of the 80 million shares authorized under the June 2015 share redemption program. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases, replacing the previous 2015 repurchase authorization to redeem up to an aggregate number of ordinary shares. During the three and nine months ended January 26, 2018, we repurchased a total of 0.7 million and 22.5 million shares, respectively, at an average price per share of $80.46 and $84.15, respectively. At January 26, 2018, we had approximately $4.2 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, see the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis, Note 8 to the current period's consolidated financial statements, and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring, cost-saving, and global enterprise initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. Such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the effect of our global enterprise program; the costs and benefits of integrating previous acquisitions; anticipated timing for U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effects of tax reform; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity shortfalls, decreasing prices and pricing pressure, fluctuations in currency exchange rates, changes in applicable tax rates, positions taken by taxing authorities, adverse regulatory action, delays in regulatory approvals, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to complete or achieve the intended benefits of acquisitions or divestitures, or disruption of our current plans and operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 28, 2017.

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
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated transactions in other currencies and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 26, 2018 and April 28, 2017 was $12.6 billion and $10.8 billion, respectively. At January 26, 2018, these contracts were in a net unrealized loss position of $354 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 26, 2018 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $983 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 26, 2018 was comprised of debt predominately denominated in U.S. dollars, of which approximately 95% is fixed rate debt and approximately 5% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our investments in interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at January 26, 2018, indicates that the fair value of these instruments would correspondingly change by $75 million.
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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2018:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
10/28/2017-11/24/2017	526,032	$79.84	526,032	4,206,817,373
11/25/2017-12/29/2017	123,896	80.71	123,896	4,196,819,855
12/30/2017-1/26/2018	120,640	82.89	120,640	4,186,822,325
Total	770,568	$80.46	770,568	4,186,822,325

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
10.1
Medtronic plc Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc.’s Current Report on Form 8-K filed with the Commission on December 12, 2017)

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

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	March 2, 2018	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	March 2, 2018	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer