Form 10-Q
period 2018-07-27
Medtronic plc
filed 2018-08-31
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 27, 2018
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
Yes ☐ No x
As of August 29, 2018, 1,350,511,193 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 27, 2018	July 28, 2017
Net sales	$7,384	$7,390
Costs and expenses:
Cost of products sold	2,204	2,352
Research and development expense	585	549
Selling, general, and administrative expense	2,597	2,580
Amortization of intangible assets	446	454
Restructuring charges, net	62	8
Certain litigation charges	103	—
Other operating expense, net	151	65
Operating profit	1,236	1,382
Other non-operating income, net	(186)	(99)
Interest expense	242	286
Income before income taxes	1,180	1,195
Income tax provision	103	186
Net income	1,077	1,009
Net (income) loss attributable to noncontrolling interests	(2)	7
Net income attributable to Medtronic	$1,075	$1,016
Basic earnings per share	$0.79	$0.75
Diluted earnings per share	$0.79	$0.74
Basic weighted average shares outstanding	1,352.7	1,361.9
Diluted weighted average shares outstanding	1,365.4	1,375.6
Cash dividends declared per ordinary share	$0.50	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Net income	$1,077	$1,009

Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale securities	—	30
Currency translation	(824)	831
Net change in retirement obligations	27	(1)
Unrealized gain (loss) on derivatives	213	(171)
Other comprehensive (loss) income	(584)	689
Comprehensive income including noncontrolling interests	493	1,698
Comprehensive (income) loss attributable to noncontrolling interests	(2)	7
Comprehensive income attributable to Medtronic	$491	$1,705
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 27, 2018	April 27, 2018
ASSETS

Current assets:
Cash and cash equivalents	$4,380	$3,669
Investments	6,624	7,558
Accounts receivable, less allowances of $184 and $193, respectively	5,674	5,987
Inventories, net	3,681	3,579
Other current assets	2,101	2,187
Total current assets	22,460	22,980

Property, plant, and equipment	10,336	10,259
Accumulated depreciation	(5,812)	(5,655)
Property, plant, and equipment, net	4,524	4,604
Goodwill	38,955	39,543
Other intangible assets, net	21,270	21,723
Tax assets	1,413	1,465
Other assets	1,099	1,078
Total assets	$89,721	$91,393

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$1,545	$2,058
Accounts payable	1,789	1,628
Accrued compensation	1,371	1,988
Accrued income taxes	784	979
Other accrued expenses	3,623	3,431
Total current liabilities	9,112	10,084

Long-term debt	23,678	23,699
Accrued compensation and retirement benefits	1,412	1,425
Accrued income taxes	3,042	3,051
Deferred tax liabilities	1,347	1,423
Other liabilities	801	889
Total liabilities	39,392	40,571

Commitments and contingencies (Note 16)

Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,351,728,548 and 1,354,218,154 shares issued and outstanding, respectively	—	—
Additional paid-in capital	27,817	28,127
Retained earnings	24,730	24,379
Accumulated other comprehensive loss	(2,323)	(1,786)
Total shareholders’ equity	50,224	50,720
Noncontrolling interests	105	102
Total equity	50,329	50,822
Total liabilities and equity	$89,721	$91,393
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Operating Activities:
Net income	$1,077	$1,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	636
Provision for doubtful accounts	15	10
Deferred income taxes	3	58
Stock-based compensation	64	92
Other, net	3	(5)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	138	(88)
Inventories, net	(180)	(164)
Accounts payable and accrued liabilities	85	(392)
Other operating assets and liabilities	(169)	(419)
Net cash provided by operating activities	1,702	737
Investing Activities:
Acquisitions, net of cash acquired	(104)	—
Additions to property, plant, and equipment	(291)	(278)
Purchases of investments	(982)	(615)
Sales and maturities of investments	2,020	971
Other investing activities, net	—	5
Net cash provided by investing activities	643	83
Financing Activities:
Change in current debt obligations, net	(505)	569
Issuance of long-term debt	—	18
Payments on long-term debt	(12)	(8)
Dividends to shareholders	(677)	(625)
Issuance of ordinary shares	450	143
Repurchase of ordinary shares	(824)	(1,233)
Other financing activities	(5)	(5)
Net cash used in financing activities	(1,573)	(1,141)
Effect of exchange rate changes on cash and cash equivalents	(61)	45
Net change in cash and cash equivalents	711	(276)
Cash and cash equivalents at beginning of period	3,669	4,967
Cash and cash equivalents at end of period	$4,380	$4,691
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$348	$417
Interest	55	68

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements include all of the adjustments necessary for a fair statement in conformity with U.S. GAAP. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. For the purpose of providing more concise consolidated statements of income, amounts previously reported in acquisition-related items were reclassified to selling, general, and administrative expense and other operating expense, net; amounts previously reported in divestiture-related items were reclassified to selling, general, and administrative expense; and amounts previously reported in interest income were reclassified to other non-operating income, net.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2018. The Company’s fiscal years 2019, 2018, and 2017 will end or ended on April 26, 2019, April 27, 2018, and April 28, 2017, respectively.
2. New Accounting Pronouncements
Recently Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2019, and elected to apply the guidance only to contracts that were not completed as of the date of initial application. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In January 2016, the FASB issued guidance which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance also includes a simplified impairment assessment of equity investments without readily determinable fair values and presentation and disclosure changes. The Company adopted this guidance in the first quarter of fiscal year 2019 on a prospective basis. As a result of the adoption, the Company reclassified $47 million from accumulated other comprehensive loss to the opening balance of retained earnings as of April 28, 2018.
In March 2017, the FASB issued guidance which changes the financial statement presentation requirements for pension and other postretirement benefit expense. While service cost will continue to be recognized in the same financial statement line items as other current employee compensation costs, the guidance requires all other non-service components of net benefit costs to be classified and presented outside of income from operations. The Company adopted this guidance in the first quarter of fiscal year 2019, and the consolidated statements of income were retrospectively adjusted. For the three months ended July 28, 2017, the Company reclassified $7 million of income from non-service components of net periodic benefit costs, which were previously presented as a component of operating profit, to other non-operating income, net.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Not Yet Adopted
In February 2016, the FASB issued guidance which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. The guidance will be adopted using the modified retrospective method by applying the new guidance as of the transition date with a cumulative-effect adjustment to the opening balance of retained earnings. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company is evaluating the impact of the lease guidance on the Company's consolidated financial statements and anticipates recording additional assets and corresponding liabilities on its consolidated balance sheets related to operating leases within its lease portfolio upon adoption of the guidance.
3. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, renal disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include hospitals, clinics, third-party health care providers, distributors, and other institutions, including governmental health care programs and group purchasing organizations.
The table below illustrates net sales by segment and division for the three months ended July 27, 2018 and July 28, 2017:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Cardiac Rhythm & Heart Failure	$1,426	$1,390
Coronary & Structural Heart	917	817
Aortic, Peripheral & Venous	468	439
Cardiac and Vascular Group	2,811	2,646
Surgical Innovations	1,397	1,306
Respiratory, Gastrointestinal, & Renal	655	1,180
Minimally Invasive Therapies Group	2,052	2,486
Spine	652	649
Brain Therapies	599	522
Specialty Therapies	384	369
Pain Therapies	314	269
Restorative Therapies Group	1,949	1,809
Diabetes Group	572	449
Total	$7,384	$7,390
The table below illustrates net sales by market geography for each of our segments for the three months ended July 27, 2018 and July 28, 2017:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	July 27, 2018	July 28, 2017	July 27, 2018	July 28, 2017	July 27, 2018	July 28, 2017
Cardiac and Vascular Group	$1,389	$1,333	$947	$887	$475	$426
Minimally Invasive Therapies Group	857	1,245	828	865	367	376
Restorative Therapies Group	1,294	1,221	428	394	227	194
Diabetes Group	324	243	203	167	45	39
Total	$3,864	$4,042	$2,406	$2,313	$1,114	$1,035

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company sells its products through direct sales representatives and independent distributors. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals. The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives and independent distributors, control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements. For consignment inventory, control is transferred when the product is used or implanted. Payment terms vary depending on the country of sale, type of customer, and type of product.
If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative standalone selling price. Shipping and handling is treated as a fulfillment activity rather than a promised service, and therefore, is not considered a performance obligation. Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction and collected by the Company from customers (for example, sales, use, value added, and some excise taxes) are not included in revenue. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the time value of money.
The amount of revenue recognized reflects sales rebates and returns, which are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the rebate claim, the stated rebate rates, and other relevant information. The Company records adjustments to rebates and returns reserves as increases or decreases of revenue. At July 27, 2018, $646 million of rebates were classified as other accrued expenses and $444 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. At April 27, 2018, $614 million of rebates were classified as other accrued expenses and $376 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. The Company includes obligations for returns in other accrued expenses in the consolidated balance sheets and the right-of-return asset in other current assets in the consolidated balance sheets. The right-of-return asset at July 27, 2018 and right-of-return liability at July 27, 2018 and April 27, 2018 were not material. There was no right-of-return asset at April 27, 2018 as the liability was recorded net of the asset under previous guidance. For the three months ended July 27, 2018, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
The Company offers warranties on various products. For standard, assurance-type warranties, the Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. The amount of the reserve is equal to the net costs to repair or otherwise satisfy the obligation. The Company includes the warranty obligation in other accrued expenses and other liabilities in the consolidated balance sheets. For extended, service-type warranties, a portion of the transaction price is allocated to the performance obligation. Warranty obligations at July 27, 2018 and April 27, 2018 were not material.
Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents remote monitoring services and equipment maintenance, for which consideration is received at the same time as consideration for the device or equipment. Deferred revenue also includes extended, service-type warranties. Revenue related to remote monitoring services, equipment maintenance, and service-type warranties is recognized over the service period as time elapses.
Deferred revenue at July 27, 2018 and April 27, 2018 was $288 million and $289 million, respectively. At July 27, 2018 and April 27, 2018, $195 million and $196 million was included in other accrued expenses, respectively, and $93 million was included in other liabilities. During the three months ended July 27, 2018, the Company recognized $74 million of revenue that was included in deferred revenue as of April 27, 2018.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments, primarily related to consumables for previously sold equipment as well as remote monitoring services and equipment maintenance. For contracts that have an original duration of one year or less, the Company has elected the practical expedient applicable to such contracts and does not disclose the transaction price for remaining performance obligations at the end of each reporting period and when the Company expects to recognize this revenue. At July 27, 2018, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $600 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

4. Acquisitions
The Company had acquisitions during the three months ended July 27, 2018, that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three months ended July 27, 2018. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.
The acquisition date fair values of the assets and liabilities acquired were as follows:

(in millions)
Current assets	$5
Other intangible assets	101
Goodwill	62
Other assets	3
Total assets acquired	171

Current liabilities	16
Other liabilities	5
Total liabilities assumed	21
Net assets acquired	$150
Refer to Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018 for additional information on the Company's fiscal year 2018 acquisitions.
Contingent Consideration

Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within other operating expense, net in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

The fair value of contingent consideration at July 27, 2018, and April 27, 2018, was $208 million and $173 million, respectively. At July 27, 2018, $92 million was recorded in other liabilities and $116 million was recorded in other accrued expenses in the consolidated balance sheets. At April 27, 2018, $65 million was recorded in other liabilities and $108 million was recorded in other accrued expenses in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Beginning Balance	$173	$246
Purchase price contingent consideration	35	—
Payments	(6)	(3)
Change in fair value	6	(1)
Ending Balance	$208	$242
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based consideration). Projected revenues are based on the Company's most recent internal operational budgets and long-range strategic plans. Changes in projected payment dates, discount rates, probabilities of payment, and projected revenues may result in adjustments to the fair value measurement. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

	Fair Value at
(in millions)	July 27, 2018	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5% - 32.5%
Revenue and other performance-based payments	$121	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2019 - 2025
			Discount rate	5.5%
Product development and other milestone-based payments	$87	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2019 - 2027
5. Restructuring
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
The Company estimates that, in connection with its Enterprise Excellence restructuring program, it will recognize pre-tax exit and disposal costs and other costs associated with the restructuring program across all segments of approximately $1.6 billion to $1.8 billion, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately half of the estimated charges are related to employee termination benefits. The remaining restructuring charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income. For the three months ended July 27, 2018, the Company recognized $120 million in charges, partially offset by accrual adjustments of $2 million related to certain employees identified for termination finding other positions within Medtronic.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the three months ended July 27, 2018:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-Downs(2)	Other Costs	Total
April 27, 2018	$27	$2	$—	$—	$29
Charges	66	38	13	3	120
Cash payments	(17)	(33)	—	—	(50)
Settled non-cash	—	—	(13)	—	(13)
Accrual adjustments	(2)	—	—	—	(2)
July 27, 2018	$74	$7	$—	$3	$84

(1)
Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses. For the three months ended July 27, 2018, $15 million was recognized within cost of products sold and $23 million was recognized within selling, general and administrative expense in the consolidated statements of income.

(2)	Recognized within selling, general, and administrative expense in the consolidated statements of income.
Cost Synergies
The cost synergies program related to administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings was achieved as part of the Covidien plc (Covidien) integration and completed in the third quarter of fiscal year 2018. Restructuring charges incurred throughout the life of the initiative affecting all segments were primarily related to employee termination costs and costs related to manufacturing and facility closures.
A summary of the restructuring accrual and related activity is presented below:

(in millions)	Employee Termination Benefits	Other Costs	Total
April 27, 2018	$116	$22	$138
Cash payments	(17)	(11)	(28)
Accrual adjustments	(5)	—	(5)
July 27, 2018	$94	$11	$105
For the three months ended July 27, 2018, the Company recognized no charges and accrual adjustments of $5 million. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination benefits being less than initially estimated.
For the three months ended July 28, 2017, the Company recognized $19 million in charges, which were partially offset by accrual adjustments of $5 million. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination benefits being less than initially estimated. For the three months ended July 28, 2017, charges included $5 million recognized within cost of products sold and $1 million recognized within selling, general and administrative expense.
6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. For information regarding the valuation techniques and inputs used in the fair value measurements, refer to Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 27, 2018:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$635	$—	$(25)	$610	$610	$—
Level 2:
Corporate debt securities	4,162	16	(71)	4,107	4,107	—
U.S. government and agency securities	838	—	(23)	815	815	—
Mortgage-backed securities	620	1	(36)	585	585	—
Non-U.S. government and agency securities	87	—	(1)	86	86	—
Other asset-backed securities	424	—	(3)	421	421	—
Total Level 2	6,131	17	(134)	6,014	6,014	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$6,813	$17	$(162)	$6,668	$6,624	$44
The following table summarizes the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 27, 2018:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$732	$—	$(26)	$706	$706	$—
Level 2:
Corporate debt securities	4,179	20	(75)	4,124	4,124	—
U.S. government and agency securities	848	—	(24)	824	824	—
Mortgage-backed securities	725	2	(34)	693	693	—
Non-U.S. government and agency securities	74	—	(1)	73	73	—
Other asset-backed securities	358	—	(2)	356	356	—
Total Level 2	6,184	22	(136)	6,070	6,070	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$6,963	$22	$(165)	$6,820	$6,776	$44

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 27, 2018 and April 27, 2018:

	July 27, 2018
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$668	$(31)	$358	$(17)
Corporate debt securities	2,766	(56)	265	(15)
Mortgage-backed securities	425	(13)	115	(23)
Non-U.S. government and agency securities	42	—	36	(1)
Other asset-backed securities	288	(2)	60	(1)
Auction rate securities	—	—	44	(3)
Total	$4,189	$(102)	$878	$(60)

	April 27, 2018
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$762	$(33)	$374	$(17)
Corporate debt securities	2,620	(58)	272	(17)
Mortgage-backed securities	442	(15)	102	(19)
Non-U.S. government and agency securities	32	—	36	(1)
Other asset-backed securities	238	(1)	63	(1)
Auction rate securities	—	—	44	(3)
Total	$4,094	$(107)	$891	$(58)
The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at July 27, 2018:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended July 27, 2018 and July 28, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
There were no purchases, sales, settlements, or gains or losses recognized in earnings or other comprehensive income for available-for-sale securities classified as Level 3 during the three months ended July 27, 2018 and July 28, 2017.
Activity related to the Company’s debt securities portfolio is as follows:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Proceeds from sales	$1,112	$971
Gross realized gains	6	8
Gross realized losses	(7)	(3)
Impairment losses recognized	—	—

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
At July 27, 2018 and April 27, 2018, the credit loss portion of other-than-temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three months ended July 27, 2018 and July 28, 2017 were not significant.
The July 27, 2018 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 27, 2018
Due in one year or less	$1,009
Due after one year through five years	2,769
Due after five years through ten years	2,775
Due after ten years	115
Total	$6,668
Equity Securities, Equity Method Investments, and Other Investments
The Company holds investments in equity securities with readily determinable fair values, equity investments without readily determinable fair values, investments accounted for under the equity method, and other investments.
Effective April 28, 2018, the Company adopted accounting standard update (ASU) 2016-01, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the adoption, the Company reclassified $47 million from accumulated other comprehensive loss to the opening balance of retained earnings as of April 28, 2018. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. Additionally, at each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.
Equity securities with readily determinable fair values are included within Level 1 of the fair value hierarchy, as they are measured using quoted market prices. Equity method investments and investments without readily determinable fair values, as described above, are included within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the investees, including financial statements, market participant valuations from recent and proposed equity offerings, and other third-party data.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's equity and other investments at July 27, 2018, which are classified as other assets in the consolidated balance sheets:

(in millions)	July 27, 2018
Investments with readily determinable fair values (marketable equity securities)	$218
Investments without readily determinable fair values	150
Equity method and other investments	132
Total equity and other investments	$500
Prior to the adoption of ASU 2016-01, marketable equity securities were classified as available-for-sale and measured at fair value with unrealized changes recognized in AOCI, net of deferred taxes. Gains and losses on available-for-sale marketable equity securities were recognized in net income when realized. The Company also accounted for certain investments with no quoted market price under the cost method of accounting.
The follow table summarizes the values of the Company's equity and other investments by significant investment category and the related consolidated balance sheet classification at April 27, 2018:

	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities
Level 1:
Marketable equity securities	$63	$99	$—	$162	$—	$162
Level 2:
Debt funds	739	—	(154)	585	585	—
Investments measured at net asset value(1):
Debt funds	199	—	(2)	197	197	—
Total available-for-sale equity securities	1,001	99	(156)	944	782	162
Cost method, equity method, and other investments:
Level 3:
Cost method, equity method, and other investments	353	—	—	N/A	—	353
Total equity and other investments	$1,354	$99	$(156)	$944	$782	$515
(1) Certain investments that are measured at the net asset value per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy. The fair value amounts presented herein are intended to permit reconciliation to the consolidated balance sheets.
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended
(in millions)	July 27, 2018	July 28, 2017(1)
Proceeds from sales	$908	$—
Gross gains	114	7
Gross losses	(16)	—
Impairment losses recognized	—	—
(1) Gains and losses for the three months ended July 28, 2017 represent realized amounts.
Net gains recognized during the three months ended July 27, 2018 were $98 million, comprised of $45 million of net realized gains on equity and other investments sold during the period and $53 million of net unrealized gains on equity and other investments still held at July 27, 2018. The Company did not recognize any significant impairment charges related to equity investments during the three months ended July 27, 2018 and July 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. Commercial paper outstanding at July 27, 2018 was $224 million, as compared to $698 million at April 27, 2018. During the three months ended July 27, 2018, the weighted average original maturity of the commercial paper outstanding was approximately 26 days, and the weighted average interest rate was 2.08 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five year revolving syndicated line of credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. No amounts were outstanding at July 27, 2018 and April 27, 2018.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remained in compliance with at July 27, 2018.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 27, 2018	April 27, 2018
Current debt obligations	2019 - 2020	$1,545	$2,058

Long-term debt
Floating rate five-year 2015 senior notes	2020	500	500
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
3.350 percent ten-year 2017 senior notes	2027	850	850
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,150	4,150
Bank borrowings	2020 - 2022	109	125
Debt premium, net	2020 - 2045	116	120
Capital lease obligations	2020 - 2025	20	21
Interest rate swaps	2021 - 2022	(10)	(6)
Deferred financing costs	2020 - 2045	(103)	(107)
Long-term debt		$23,678	$23,699
Senior Notes
The Company has outstanding unsecured senior debt obligations, described both as senior notes and current debt obligations in the table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at July 27, 2018. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018.
Financial Instruments Not Measured at Fair Value
At July 27, 2018, the estimated fair value of the Company’s Senior Notes was $25.3 billion compared to a principal value of $24.5 billion. At April 27, 2018, the estimated fair value was $25.1 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The cash flows related to all of the Company's derivative instruments are reported as operating activities in the consolidated statement of cash flows. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $11.8 billion and $11.5 billion at July 27, 2018 and April 27, 2018, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets and statements of income.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of these contracts outstanding at July 27, 2018 and April 27, 2018 was $5.0 billion and $5.2 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also entered into total return swaps in fiscal year 2018, which are used to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at July 27, 2018 and April 27, 2018 was $175 million and $210 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings.
The amounts and classification of the gains (losses) in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three months ended July 27, 2018 and July 28, 2017 were as follows:

		Three months ended
(in millions)	Classification	July 27, 2018	July 28, 2017
Currency exchange rate contracts	Other operating expense, net	$130	$(31)
Total return swaps	Other operating expense, net	11	6
Total		$141	$(25)
Cash Flow Hedges
Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings.
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 27, 2018 and July 28, 2017. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness, and no hedges were derecognized or discontinued during the three months ended July 27, 2018 and July 28, 2017. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 27, 2018 and April 27, 2018, was $6.7 billion and $6.3 billion, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of gross gains (losses), classification of the gains (losses) in the consolidated statements of income, and the AOCI related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 27, 2018 and July 28, 2017 were as follows:

	Three months ended July 27, 2018
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$270	Other operating expense, net	$(3)

	Three months ended July 28, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$(250)	Other operating expense, net	$22
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges is reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense over the term of the related debt. Any portion of the gains or losses that is determined to be ineffective is immediately recognized in interest expense.
At July 27, 2018 and April 27, 2018, the Company had $6 million and $(207) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $32 million of after-tax net unrealized gains at July 27, 2018 will be recognized in the consolidated statements of income over the next 12 months.
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
Changes in the fair value of the derivative instruments are recognized in interest expense, and are offset by changes in the fair value of the underlying debt instrument. The gains (losses) from terminated interest rate swap agreements are recognized in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction of (addition to) interest expense over the remaining life of the related debt.
At both July 27, 2018 and April 27, 2018, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
At July 27, 2018 and April 27, 2018, the market value of outstanding interest rate swap agreements was a net unrealized loss of $10 million and $6 million, respectively. The amounts were recorded in other assets and other liabilities, with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recognized as a result of these fair value hedges for the three months ended July 27, 2018 and July 28, 2017. In addition, the Company did not recognize any gains or losses during the three months ended July 27, 2018 and July 28, 2017 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 27, 2018 and April 27, 2018. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	July 27, 2018
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$98	Other accrued expenses	$43
Interest rate contracts	Other assets	6	Other liabilities	16
Currency exchange rate contracts	Other assets	52	Other liabilities	11
Total derivatives designated as hedging instruments		$156		$70
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	$20	Other accrued expenses	$17
Total return swap	Other current assets	6	Other accrued expenses	—
Cross currency interest rate contracts	Other current assets	5	Other accrued expenses	4
Stock warrants	Other assets	27	Other liabilities	—
Cross currency interest rate contracts	Other assets	5	Other liabilities	1
Total derivatives not designated as hedging instruments		63		22
Total derivatives		$219		$92

	April 27, 2018
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$37	Other accrued expenses	$162
Interest rate contracts	Other assets	8	Other liabilities	14
Currency exchange rate contracts	Other assets	11	Other liabilities	51
Total derivatives designated as hedging instruments		$56		$227
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	$31	Other accrued expenses	$25
Total return swaps	Other current assets	4	Other accrued expenses	—
Stock warrants	Other assets	21	Other liabilities	—
Cross currency interest rate contracts	Other assets	6	Other liabilities	6
Total derivatives not designated as hedging instruments		62		31
Total derivatives		$118		$258

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 27, 2018		April 27, 2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$175	$44	$79	$39
Derivative liabilities	75	17	238	20
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

	July 27, 2018
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Securities Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$170	$(68)	$—	$—	$102
Interest rate contracts	6	(3)	—	—	3
Total return swaps	6	—	—	—	6
Stock warrants	27	—	—	—	27
Cross currency interest rate contracts	10	(1)	—	—	9
	$219	$(72)	$—	$—	$147
Derivative liabilities:
Currency exchange rate contracts	$(71)	$61	$—	$—	$(10)
Interest rate contracts	(16)	10	—	—	(6)
Cross currency interest rate contracts	(5)	1	—	—	(4)
	(92)	72	—	—	(20)
Total	$127	$—	$—	$—	$127

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 27, 2018
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Securities Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$79	$(61)	$—	$—	$18
Interest rate contracts	8	(6)	—	—	2
Total return swaps	4	—	—	—	4
Stock warrants	21	—	—	—	21
Cross currency interest rate contracts	6	(4)	—	—	2
	$118	$(71)	$—	$—	$47
Derivative liabilities:
Currency exchange rate contracts	$(238)	$61	$—	$74	$(103)
Interest rate contracts	(14)	6	—	2	(6)
Cross currency interest rate contracts	(6)	4	—	—	(2)
	(258)	71	—	76	(111)
Total	$(140)	$—	$—	$76	$(64)
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	July 27, 2018	April 27, 2018
Finished goods	$2,420	$2,407
Work in-process	542	496
Raw materials	719	676
Total	$3,681	$3,579
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 27, 2018	$6,791	$21,155	$9,717	$1,880	$39,543
Goodwill as a result of acquisitions	—	20	42	—	62
Currency translation	(55)	(497)	(97)	(1)	(650)
July 27, 2018	$6,736	$20,678	$9,662	$1,879	$38,955
The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three months ended July 27, 2018 or July 28, 2017.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 27, 2018		April 27, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,931	$(3,372)	$16,949	$(3,139)
Purchased technology and patents	11,539	(4,599)	11,569	(4,441)
Trademarks and tradenames	821	(575)	822	(569)
Other	90	(54)	94	(52)
Total	$29,381	$(8,600)	$29,434	$(8,201)
Indefinite-lived:
IPR&D	$489		$490
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company recognized $61 million of definite-lived intangible asset charges during the three months ended July 27, 2018 in connection with the exit of a business within the Cardiac and Vascular Group segment, which were recognized in other operating expense, net in the consolidated statements of income. The Company did not recognize any definite-lived intangible asset charges during the three months ended July 28, 2017.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company did not recognize any significant indefinite-lived intangibles impairments during the three months ended July 27, 2018 or July 28, 2017. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation a certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 27, 2018 was $446 million as compared to $454 million for the three months ended July 28, 2017. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 27, 2018, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2019	$1,293
2020	1,687
2021	1,669
2022	1,647
2023	1,578
2024	1,547

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

11. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, broadening the base of taxation, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company adopted guidance allowing for a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates and are disclosed as provisional.
As of July 27, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act. The Company’s calculation of the transition tax and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances are based on reasonable estimates. The Company made the following adjustments to the provisional calculations during the three months ended July 27, 2018:

•
A $50 million reduction to the transition tax liability, resulting in a total provisional tax liability of $2.5 billion as of July 27, 2018. The Company has not yet completed the calculation of the total post-1986 foreign earnings & profits (E&P) and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
No adjustments were recorded during the three months ended July 27, 2018 associated with the remeasurement of deferred tax assets, liabilities, and valuation allowances. The Company continues to report the impact from the remeasurement of deferred tax assets, liabilities, and valuation allowances as provisional.

During the three months ended July 27, 2018, the Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred (the "period cost method").
The Company’s effective tax rate for the three months ended July 27, 2018 was 8.7 percent, as compared to 15.6 percent for the three months ended July 28, 2017. The decrease in the effective tax rate for the three months ended July 27, 2018 was primarily due to the impacts from certain tax adjustments, the finalization of certain tax returns and audits, the impact from the lapse of federal statutes of limitations, excess tax benefits related to stock-based compensation, and year-over-year changes in operational results by jurisdiction.
Certain Tax Adjustments
During the three months ended July 27, 2018, certain tax adjustments of $29 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A benefit of $50 million associated with the transition tax liability recorded in connection with the Tax Act, as noted above. Our income tax provision associated with the impact of the Tax Act is based on a reasonable estimate and will be finalized within the measurement period in accordance with U.S. GAAP.

•
A charge of $21 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current quarter sale of U.S. manufactured inventory held as of April 27, 2018.

During the three months ended July 28, 2017, certain tax adjustments of $60 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A charge of $60 million primarily related to the tax effect from certain restructuring steps taken in anticipation of the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses to Cardinal.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At both July 27, 2018 and April 27, 2018, the Company's gross unrecognized tax benefits were $1.7 billion. In addition, the Company had accrued gross interest and penalties of $150 million at July 27, 2018. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.7 billion would impact the Company’s effective tax rate. At both July 27, 2018 and April 27, 2018, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
Refer to Note 16 to the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 27, 2018	July 28, 2017
Numerator:
Net income attributable to ordinary shareholders	$1,075	$1,016
Denominator:
Basic – weighted average shares outstanding	1,352.7	1,361.9
Effect of dilutive securities:
Employee stock options	8.4	9.2
Employee restricted stock units	3.6	4.0
Other	0.7	0.5
Diluted – weighted average shares outstanding	1,365.4	1,375.6

Basic earnings per share	$0.79	$0.75
Diluted earnings per share	$0.79	$0.74
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 6 million and 4 million ordinary shares for the three months ended July 27, 2018 and July 28, 2017, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three months ended July 27, 2018 and July 28, 2017:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Stock options	$18	$35
Restricted stock	36	48
Employee stock purchase plan	10	9
Total stock-based compensation expense	$64	$92

Cost of products sold	$6	$10
Research and development expense	8	9
Selling, general, and administrative expense	50	73
Total stock-based compensation expense	64	92
Income tax benefits	(11)	(25)
Total stock-based compensation expense, net of tax	$53	$67
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 27, 2018 and July 28, 2017:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	July 27, 2018	July 28, 2017	July 27, 2018	July 28, 2017
Service cost	$27	$29	$15	$17
Interest cost	33	30	7	7
Expected return on plan assets	(54)	(52)	(14)	(13)
Amortization of net actuarial loss	19	20	3	4
Net periodic benefit cost	$25	$27	$11	$15

Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Income and Supplemental Equity Disclosure
The following table provides changes in AOCI, net of tax, and by component.

(in millions)	Unrealized (Loss) Gain on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 27, 2018	$(194)	$(268)	$(1,117)	$(207)	$(1,786)
Other comprehensive income (loss) before reclassifications	—	(824)	—	209	(615)
Reclassifications	—	—	27	4	31
Other comprehensive income (loss)	—	(824)	27	213	(584)
Cumulative effect of change in accounting principle(1)	47	—	—	—	47
July 27, 2018	$(147)	$(1,092)	$(1,090)	$6	$(2,323)

(in millions)	Unrealized (Loss) Gain on Available-for-Sale Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,452)	$(1,129)	$37	$(2,613)
Other comprehensive income (loss) before reclassifications	39	831	(17)	(159)	694
Reclassifications	(9)	—	16	(12)	(5)
Other comprehensive income (loss)	30	831	(1)	(171)	689
July 28, 2017	$(39)	$(621)	$(1,130)	$(134)	$(1,924)

(1)	Refer to Note 2 to the consolidated financial statements for discussion regarding the adoption of accounting standards during the three months ended July 27, 2018.
During the three months ended July 27, 2018, there was no income tax on gains and losses on available-for-sale debt securities in other comprehensive income before reclassifications. The income tax on gains and losses on available-for-sale securities in other comprehensive income before reclassifications during the three months ended July 28, 2017 was an expense of $17 million. During the three months ended July 27, 2018, there was no income tax impact on realized gains and losses on available-for-sale debt securities reclassified from AOCI. During the three months ended July 28, 2017, realized gains and losses on available-for-sale securities reclassified from AOCI were reduced by income taxes of $4 million. When realized, gains and losses on available-for-sale securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.

For the three months ended July 27, 2018, the income tax benefit on cumulative translation adjustments was $5 million. Due to recently enacted U.S. Tax Reform and change in permanently reinvested assertion with respect to certain earnings, the Company continues to evaluate the tax impact these events may have on cumulative translation adjustments. For the three months ended July 28, 2017, taxes were not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that were intended to be indefinitely reinvested outside the U.S.

The net change in retirement obligations in other comprehensive income includes net amortization of actuarial losses included in net periodic benefit cost. During the three months ended July 27, 2018, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during the three months ended July 28, 2017 was a benefit of $4 million. During the three months ended July 27, 2018 and July 28, 2017, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $5 million and $8 million, respectively. Refer to Note 14 to the consolidated financial statements for additional information. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The income tax on unrealized gains and losses on derivative financial instruments in other comprehensive income before reclassifications during the three months ended July 27, 2018 and July 28, 2017 was an expense of $60 million and a benefit of $91 million, respectively. During the three months ended July 28, 2017 and July 28, 2017, gains and losses on derivative financial instruments reclassified from AOCI were reduced by income taxes of $1 million and $8 million, respectively. When realized, cash flow hedge gains and losses reclassified from AOCI are recognized within other operating expense, net, and forward starting interest rate derivative financial instrument gains and losses reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.

The supplemental equity schedule below presents changes in the Company's total shareholders' equity and noncontrolling interests for the three months ended July 27, 2018 and July 28, 2017.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 27, 2018	$50,720	$102	$50,822
Net income	1,075	2	1,077
Other comprehensive loss	(584)	—	(584)
Dividends to shareholders	(677)	—	(677)
Issuance of shares under stock purchase and award plans	446	—	446
Repurchase of ordinary shares	(820)	—	(820)
Stock-based compensation	64	—	64
Changes to noncontrolling ownership interests	—	1	1
July 27, 2018	$50,224	$105	$50,329

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 28, 2017	$50,294	$122	$50,416
Net income (loss)	1,016	(7)	1,009
Other comprehensive income	689	—	689
Dividends to shareholders	(625)	—	(625)
Issuance of shares under stock purchase and award plans	138	—	138
Repurchase of ordinary shares	(1,228)	—	(1,228)
Stock-based compensation	92	—	92
Cumulative effect of change in accounting principle	296		296
July 28, 2017	$50,672	$115	$50,787
16. Commitments and Contingencies
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At July 27, 2018 and April 27, 2018, accrued litigation was approximately $1.0 billion and $0.9 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of August 1, 2018, the Company had reached agreements to settle approximately 14,400 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Shareholder Related Matters
INFUSE
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements and engaged in a scheme to defraud regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the District Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and in December of 2016 the Eighth Circuit Court reversed and remanded the case to the District Court for further proceedings. On January 30, 2018, the District Court issued an order certifying a class for the period of September 8, 2010 through June 28, 2011. In July of 2018, the parties reached an agreement to settle this matter. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and on June 9, 2016, issued its opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal occurred on March 14, 2018. The 8th Circuit Court of Appeals issued their opinion on August 16, 2018, and remanded the case back to the U.S. Tax Court for additional factual findings.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In October 2011, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2007 and 2008. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2007 and 2008 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.
In April 2014, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2009, 2010, and 2011. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2009, 2010, and 2011 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.
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
Covidien and the IRS have concluded and reached agreement on its audit of Covidien’s U.S. federal income tax returns for all tax years through 2012. The statute of limitations for Covidien’s 2013 and 2014 U.S. federal income tax returns lapsed during the first quarter of fiscal years 2018 and 2019, respectively. Covidien's fiscal year 2015 U.S. federal income tax returns are currently being audited by the IRS.
While it is not possible to predict the outcome for most of the income tax matters discussed above, the Company believes it is possible that charges associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Refer to Note 11 for additional discussion of income taxes.
Guarantees
As a result of the acquisition of Covidien, the Company has a guarantee commitment related to certain contingent tax liabilities as a party to the Tax Sharing Agreement that was entered into on June 29, 2007, between Covidien, Tyco International (now Johnson Controls), and Tyco Electronics (now TE Connectivity), associated with the spin-off from Tyco. The Tax Sharing Agreement covers certain income tax liabilities for periods prior to and including the spin-off. Medtronic’s share of the income tax liabilities for these periods is 42 percent, with Johnson Controls and TE Connectivity share being 27 percent, and 31 percent, respectively. If Johnson Controls and TE Connectivity default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities are being shared equally among the parties. The most significant amounts at risk under this Tax Sharing Agreement were resolved with the U.S. Tax Court and IRS Appeals resolutions reached in May 2016. However, the Tax Sharing Agreement remains in place with respect to income tax liabilities that are not the subject of such resolution, including certain state and international tax matters that remain open.
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
Refer to Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018 for additional information.
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

Medtronic plc
Notes to Consolidated Financial Statements
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
17. Segment and Geographic Information
Segment disclosures are on a performance basis, consistent with internal management reporting. Net sales of the Company's reportable segments include end-customer revenues from the sale of products the segment develops, manufactures, and distributes. There are certain corporate and centralized expenses that are not allocated to the segments.
The Company’s management evaluates performance of the segments and allocates resources based on net sales and segment earnings before interest, taxes, and amortization ("Segment EBITA"). Segment EBITA represents income before income taxes, excluding interest expense, interest income, amortization of intangible assets, centralized distribution costs, certain corporate charges, and other items not allocated to the segments.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Net Sales

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Cardiac and Vascular Group	$2,811	$2,646
Minimally Invasive Therapies Group	2,052	2,486
Restorative Therapies Group	1,949	1,809
Diabetes Group	572	449
Total	$7,384	$7,390

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Segment EBITA

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Cardiac and Vascular Group	$1,051	$1,011
Minimally Invasive Therapies Group	777	875
Restorative Therapies Group	766	680
Diabetes Group	172	112
Segment EBITA	2,766	2,678
Interest expense	(242)	(286)
Interest income	81	92
Amortization of intangible assets	(446)	(454)
Corporate	(311)	(278)
Centralized distribution costs	(446)	(442)
Restructuring and associated costs	(113)	(14)
Acquisition-related items	(36)	(53)
Certain litigation charges	(103)	—
Gain on minority investments	110	—
Exit of business	(80)	—
Divestiture-related items	—	(48)
Income Before Income Taxes	$1,180	$1,195
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 27, 2018 and July 28, 2017 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Ireland	$22	$20

United States	3,864	4,042
Rest of world	3,498	3,328
Total other countries, excluding Ireland	7,362	7,370
Total	$7,384	$7,390

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

18. Guarantor Financial Information
Medtronic plc and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a wholly-owned subsidiary guarantor, each have provided full and unconditional guarantees of the obligations of Medtronic, Inc., a wholly-owned subsidiary issuer, under the Senior Notes (Medtronic Senior Notes) and full and unconditional guarantees of the obligations of Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary issuer, under the Senior Notes (CIFSA Senior Notes). The guarantees of the CIFSA Senior Notes are in addition to the guarantees of the CIFSA Senior Notes by Covidien Ltd. and Covidien Group Holdings Ltd., both of which are wholly-owned subsidiary guarantors of the CIFSA Senior Notes. Additionally, Medtronic plc and Medtronic, Inc. each have provided a full and unconditional guarantee of the obligations of Medtronic Luxco under the Medtronic Luxco Senior Notes. The following is a summary of these guarantees:
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
The following presents the Company’s consolidating statements of comprehensive income for the three months ended July 27, 2018 and July 28, 2017, condensed consolidating balance sheets at July 27, 2018 and April 27, 2018, and condensed consolidating statements of cash flows for the three months ended July 27, 2018 and July 28, 2017. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries. The Company has presented the provisional tax impacts related to the Tax Act within the condensed consolidating financial statements for the three months ended July 27, 2018, at the subsidiary which the Company reasonably expects to be affected by the Tax Act. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
During the first quarter of fiscal year 2019, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$362	$—	$7,384	$(362)	$7,384

Costs and expenses:
Cost of products sold	—	273	—	2,168	(237)	2,204
Research and development expense	—	168	—	417	—	585
Selling, general, and administrative expense	3	366	—	2,228	—	2,597
Amortization of intangible assets	—	2	—	444	—	446
Restructuring charges, net	—	10	—	52	—	62
Certain litigation charges	—	78	—	25	—	103
Other operating (income) expense, net	—	(259)	—	511	(101)	151
Operating profit (loss)	(3)	(276)	—	1,539	(24)	1,236
Other non-operating income, net	—	(160)	(164)	(504)	642	(186)
Interest expense	99	465	103	217	(642)	242
Equity in net (income) loss of subsidiaries	(1,175)	(830)	(1,114)	—	3,119	—
Income (loss) before income taxes	1,073	249	1,175	1,826	(3,143)	1,180
Income tax (benefit) provision	(2)	(104)	—	209	—	103
Net income (loss)	1,075	353	1,175	1,617	(3,143)	1,077
Net (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,075	353	1,175	1,615	(3,143)	1,075
Other comprehensive income (loss), net of tax	(584)	(308)	(584)	(604)	1,496	(584)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$491	$45	$591	$1,011	$(1,647)	$491

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$303	$—	$7,390	$(303)	$7,390

Costs and expenses:
Cost of products sold	—	225	—	2,322	(195)	2,352
Research and development expense	—	159	—	390	—	549
Selling, general, and administrative expense	3	339	—	2,238	—	2,580
Amortization of intangible assets	—	2	—	452	—	454
Restructuring charges, net	—	1	—	7	—	8
Other operating (income) expense, net	13	(369)	—	526	(105)	65
Operating profit (loss)	(16)	(54)	—	1,455	(3)	1,382
Other non-operating income, net	—	(78)	(110)	(334)	423	(99)
Interest expense	49	441	35	184	(423)	286
Equity in net (income) loss of subsidiaries	(1,079)	(338)	(1,004)	—	2,421	—
Income (loss) before income taxes	1,014	(79)	1,079	1,605	(2,424)	1,195
Income tax (benefit) provision	(2)	(118)	—	306	—	186
Net income (loss)	1,016	39	1,079	1,299	(2,424)	1,009
Net loss attributable to noncontrolling interests	—	—	—	7	—	7
Net income (loss) attributable to Medtronic	1,016	39	1,079	1,306	(2,424)	1,016
Other comprehensive income (loss), net of tax	689	578	689	680	(1,947)	689
Other comprehensive loss attributable to noncontrolling interests	—	—	—	7	—	7
Total comprehensive income (loss)	$1,705	$617	$1,768	$1,986	$(4,371)	$1,705

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$24	$390	$3,966	$—	$4,380
Investments	—	—	—	6,624	—	6,624
Accounts receivable, net	—	—	—	5,674	—	5,674
Inventories, net	—	163	—	3,659	(141)	3,681
Intercompany receivable	68	12,402	—	25,257	(37,727)	—
Other current assets	16	221	1	1,863	—	2,101
Total current assets	84	12,810	391	47,043	(37,868)	22,460
Property, plant, and equipment, net	—	1,412	—	3,112	—	4,524
Goodwill	—	1,883	—	37,072	—	38,955
Other intangible assets, net	—	10	—	21,260	—	21,270
Tax assets	—	385	—	1,028	—	1,413
Investment in subsidiaries	60,974	74,304	61,996	—	(197,274)	—
Intercompany loans receivable	3,000	6,519	20,663	34,131	(64,313)	—
Other assets	—	242	—	857	—	1,099
Total assets	$64,058	$97,565	$83,050	$144,503	$(299,455)	$89,721
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,224	$321	$—	$1,545
Accounts payable	54	505	—	1,230	—	1,789
Intercompany payable	2	17,814	7,494	12,417	(37,727)	—
Accrued compensation	19	505	—	847	—	1,371
Accrued income taxes	—	—	—	784	—	784
Other accrued expenses	17	603	15	2,988	—	3,623
Total current liabilities	92	19,427	8,733	18,587	(37,727)	9,112
Long-term debt	—	20,598	844	2,236	—	23,678
Accrued compensation and retirement benefits	—	908	—	504	—	1,412
Accrued income taxes	10	560	—	2,472	—	3,042
Intercompany loans payable	13,732	14,379	19,499	16,703	(64,313)	—
Deferred tax liabilities	—	—	—	1,347	—	1,347
Other liabilities	—	68	—	733	—	801
Total liabilities	13,834	55,940	29,076	42,582	(102,040)	39,392
Shareholders’ equity	50,224	41,625	53,974	101,816	(197,415)	50,224
Noncontrolling interests	—	—	—	105	—	105
Total equity	50,224	41,625	53,974	101,921	(197,415)	50,329
Total liabilities and equity	$64,058	$97,565	$83,050	$144,503	$(299,455)	$89,721

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$20	$1	$3,648	$—	$3,669
Investments	—	76	—	7,482	—	7,558
Accounts receivable, net	—	—	—	5,987	—	5,987
Inventories, net	—	165	—	3,539	(125)	3,579
Intercompany receivable	37	23,480	—	33,929	(57,446)	—
Other current assets	6	178	—	2,003	—	2,187
Total current assets	43	23,919	1	56,588	(57,571)	22,980
Property, plant, and equipment, net	—	1,426	—	3,178	—	4,604
Goodwill	—	1,883	—	37,660	—	39,543
Other intangible assets, net	—	12	—	21,711	—	21,723
Tax assets	—	385	—	1,080	—	1,465
Investment in subsidiaries	60,381	73,585	61,461	—	(195,427)	—
Intercompany loans receivable	3,000	6,519	19,337	34,196	(63,052)	—
Other assets	—	223	—	855	—	1,078
Total assets	$63,424	$107,952	$80,799	$155,268	$(316,050)	$91,393
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,696	$362	$—	$2,058
Accounts payable	—	381	—	1,247	—	1,628
Intercompany payable	—	28,401	5,542	23,503	(57,446)	—
Accrued compensation	3	787	—	1,198	—	1,988
Accrued income taxes	—	—	—	979	—	979
Other accrued expenses	16	359	4	3,052	—	3,431
Total current liabilities	19	29,928	7,242	30,341	(57,446)	10,084
Long-term debt	—	20,598	844	2,257	—	23,699
Accrued compensation and retirement benefits	—	902	—	523	—	1,425
Accrued income taxes	10	531	—	2,510	—	3,051
Intercompany loans payable	12,675	14,339	19,335	16,703	(63,052)	—
Deferred tax liabilities	—	—	—	1,423	—	1,423
Other liabilities	—	68	—	821	—	889
Total liabilities	12,704	66,366	27,421	54,578	(120,498)	40,571
Shareholders' equity	50,720	41,586	53,378	100,588	(195,552)	50,720
Noncontrolling interests	—	—	—	102	—	102
Total equity	50,720	41,586	53,378	100,690	(195,552)	50,822
Total liabilities and equity	$63,424	$107,952	$80,799	$155,268	$(316,050)	$91,393

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(6)	$(387)	$72	$2,023	$—	$1,702
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(104)	—	(104)
Additions to property, plant, and equipment	—	(49)	—	(242)	—	(291)
Purchases of investments	—	—	—	(982)	—	(982)
Sales and maturities of investments	—	76	—	1,944	—	2,020
Capital contribution paid	—	(32)	—	—	32	—
Net cash provided by (used in) investing activities	—	(5)	—	616	32	643
Financing Activities:
Change in current debt obligations, net	—	—	(472)	(33)	—	(505)
Payments on long-term debt	—	—	—	(12)	—	(12)
Dividends to shareholders	(677)	—	—	—	—	(677)
Issuance of ordinary shares	450	—	—	—	—	450
Repurchase of ordinary shares	(824)	—	—	—	—	(824)
Net intercompany loan borrowings (repayments)	1,057	396	789	(2,242)	—	—
Capital contribution received	—	—	—	32	(32)	—
Other financing activities	—	—	—	(5)	—	(5)
Net cash provided by (used in) financing activities	6	396	317	(2,260)	(32)	(1,573)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(61)	—	(61)
Net change in cash and cash equivalents	—	4	389	318	—	711
Cash and cash equivalents at beginning of period	—	20	1	3,648	—	3,669
Cash and cash equivalents at end of period	$—	$24	$390	$3,966	$—	$4,380

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$24	$(400)	$160	$953	$—	$737
Investing Activities:
Additions to property, plant, and equipment	—	(68)	—	(210)	—	(278)
Purchases of investments	—	—	—	(615)	—	(615)
Sales and maturities of investments	—	—	—	971	—	971
Other investing activities, net	—	—	—	5	—	5
Net cash provided by (used in) investing activities	—	(68)	—	151	—	83
Financing Activities:
Change in current debt obligations, net	—	—	572	(3)	—	569
Issuance of long-term debt	—	—	—	18	—	18
Payments on long-term debt	—	—	—	(8)	—	(8)
Dividends to shareholders	(625)	—	—	—	—	(625)
Issuance of ordinary shares	143	—	—	—	—	143
Repurchase of ordinary shares	(1,233)	—	—	—	—	(1,233)
Net intercompany loan borrowings (repayments)	1,691	486	(708)	(1,469)	—	—
Other financing activities	—	—	—	(5)	—	(5)
Net cash provided by (used in) financing activities	(24)	486	(136)	(1,467)	—	(1,141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	45	—	45
Net change in cash and cash equivalents	—	18	24	(318)	—	(276)
Cash and cash equivalents at beginning of period	—	45	5	4,917	—	4,967
Cash and cash equivalents at end of period	$—	$63	$29	$4,599	$—	$4,691

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,384	$—	$7,384

Costs and expenses:
Cost of products sold	—	—	—	2,204	—	2,204
Research and development expense	—	—	—	585	—	585
Selling, general, and administrative expense	3	—	1	2,593	—	2,597
Amortization of intangible assets	—	—	—	446	—	446
Restructuring charges, net	—	—	—	62	—	62
Certain litigation charges	—	—	—	103	—	103
Other operating expense, net	—	—	—	146	5	151
Operating profit (loss)	(3)	—	(1)	1,245	(5)	1,236
Other non-operating income, net	—	(11)	(170)	(273)	268	(186)
Interest expense	99	21	103	287	(268)	242
Equity in net (income) loss of subsidiaries	(1,175)	(955)	(1,109)	—	3,239	—
Income (loss) before income taxes	1,073	945	1,175	1,231	(3,244)	1,180
Income tax (benefit) provision	(2)	—	—	105	—	103
Net income (loss)	1,075	945	1,175	1,126	(3,244)	1,077
Net loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,075	945	1,175	1,124	(3,244)	1,075
Other comprehensive income (loss), net of tax	(584)	(239)	(584)	(584)	1,407	(584)
Other comprehensive loss attributable to non-controlling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	491	706	591	540	(1,837)	491

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,390	$—	$7,390

Costs and expenses:
Cost of products sold	—	—	—	2,352	—	2,352
Research and development expense	—	—	—	549	—	549
Selling, general, and administrative expense	3	—	—	2,577	—	2,580
Amortization of intangible assets	—	—	—	454	—	454
Restructuring charges, net	—	—	—	8	—	8
Other operating expense, net	13	1	—	51	—	65
Operating profit (loss)	(16)	(1)	—	1,399	—	1,382
Other non-operating income,net	—	(16)	(112)	(119)	148	(99)
Interest expense	49	23	35	327	(148)	286
Equity in net (income) loss of subsidiaries	(1,079)	(875)	(1,002)	—	2,956	—
Income (loss) before income taxes	1,014	867	1,079	1,191	(2,956)	1,195
Income tax (benefit) provision	(2)	—	—	188	—	186
Net income (loss)	1,016	867	1,079	1,003	(2,956)	1,009
Net loss attributable to noncontrolling interests	—	—	—	7	—	7
Net income (loss) attributable to Medtronic	1,016	867	1,079	1,010	(2,956)	1,016
Other comprehensive income (loss), net of tax	689	194	689	689	(1,572)	689
Other comprehensive loss attributable to noncontrolling interests	—	—	—	7	—	7
Total comprehensive income (loss)	$1,705	$1,061	$1,768	$1,699	$(4,528)	$1,705

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$390	$3,990	$—	$4,380
Investments	—	—	1	6,623	—	6,624
Accounts receivable, net	—	—	—	5,674	—	5,674
Inventories, net	—	—	—	3,681	—	3,681
Intercompany receivable	68	—	1,348	7,490	(8,906)	—
Other current assets	16	—	1	2,084	—	2,101
Total current assets	84	—	1,740	29,542	(8,906)	22,460
Property, plant, and equipment, net	—	—	—	4,524	—	4,524
Goodwill	—	—	—	38,955	—	38,955
Other intangible assets, net	—	—	—	21,270	—	21,270
Tax assets	—	—	—	1,413	—	1,413
Investment in subsidiaries	60,974	31,963	60,647	—	(153,584)	—
Intercompany loans receivable	3,000	1,088	20,663	19,600	(44,351)	—
Other assets	—	—	—	1,099	—	1,099
Total assets	$64,058	$33,051	$83,050	$116,403	$(206,841)	$89,721
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,224	$321	$—	$1,545
Accounts payable	54	—	—	1,735	—	1,789
Intercompany payable	2	1,287	7,489	128	(8,906)	—
Accrued compensation	19	—	—	1,352	—	1,371
Accrued income taxes	—	—	—	784	—	784
Other accrued expenses	17	13	20	3,573	—	3,623
Total current liabilities	92	1,300	8,733	7,893	(8,906)	9,112
Long-term debt	—	2,106	844	20,728	—	23,678
Accrued compensation and retirement benefits	—	—	—	1,412	—	1,412
Accrued income taxes	10	—	—	3,032	—	3,042
Intercompany loans payable	13,732	101	19,499	11,019	(44,351)	—
Deferred tax liabilities	—	—	—	1,347	—	1,347
Other liabilities	—	—	—	801	—	801
Total liabilities	13,834	3,507	29,076	46,232	(53,257)	39,392
Shareholders’ equity	50,224	29,544	53,974	70,066	(153,584)	50,224
Noncontrolling interests	—	—	—	105	—	105
Total equity	50,224	29,544	53,974	70,171	(153,584)	50,329
Total liabilities and equity	$64,058	$33,051	$83,050	$116,403	$(206,841)	$89,721

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$3,668	$—	$3,669
Investments	—	—	—	7,558	—	7,558
Accounts receivable, net	—	—	—	5,987	—	5,987
Inventories, net	—	—	—	3,579	—	3,579
Intercompany receivable	37	—	1,343	5,560	(6,940)	—
Other current assets	6	—	—	2,181	—	2,187
Total current assets	43	—	1,344	28,533	(6,940)	22,980
Property, plant, and equipment, net	—	—	—	4,604	—	4,604
Goodwill	—	—	—	39,543	—	39,543
Other intangible assets, net	—	—	—	21,723	—	21,723
Tax assets	—	—	—	1,465	—	1,465
Investment in subsidiaries	60,381	31,149	60,122	—	(151,652)	—
Intercompany loans receivable	3,000	1,291	19,337	19,436	(43,064)	—
Other assets	—	—	—	1,078	—	1,078
Total assets	$63,424	$32,440	$80,803	$116,382	$(201,656)	$91,393
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,696	$362	$—	$2,058
Accounts payable	—	—	—	1,628	—	1,628
Intercompany payable	—	1,283	5,542	115	(6,940)	—
Accrued compensation	3	—	—	1,985	—	1,988
Accrued income taxes	—	—	—	979	—	979
Other accrued expenses	16	21	8	3,386	—	3,431
Total current liabilities	19	1,304	7,246	8,455	(6,940)	10,084
Long-term debt	—	2,111	844	20,744	—	23,699
Accrued compensation and retirement benefits	—	—	—	1,425	—	1,425
Accrued income taxes	10	—	—	3,041	—	3,051
Intercompany loans payable	12,675	100	19,335	10,954	(43,064)	—
Deferred tax liabilities	—	—	—	1,423	—	1,423
Other liabilities	—	—	—	889	—	889
Total liabilities	12,704	3,515	27,425	46,931	(50,004)	40,571
Shareholders' equity	50,720	28,925	53,378	69,349	(151,652)	50,720
Noncontrolling interests	—	—	—	102	—	102
Total Equity	50,720	28,925	53,378	69,451	(151,652)	50,822
Total liabilities and equity	$63,424	$32,440	$80,803	$116,382	$(201,656)	$91,393

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(6)	$(24)	$77	$1,655	$—	$1,702
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(104)	—	(104)
Proceeds from sale of businesses	—	—	—	—	—	—
Additions to property, plant, and equipment	—	—	—	(291)	—	(291)
Purchases of investments	—	—	—	(982)	—	(982)
Sales and maturities of investments	—	—	—	2,020	—	2,020
Capital contribution paid	—	(185)	—	—	185	—
Net cash provided by (used in) investing activities	—	(185)	—	643	185	643
Financing Activities:
Change in current debt obligations, net	—	—	(473)	(32)	—	(505)
Payments on long-term debt	—	—	—	(12)	—	(12)
Dividends to shareholders	(677)	—	—	—	—	(677)
Issuance of ordinary shares	450	—	—	—	—	450
Repurchase of ordinary shares	(824)	—	—	—	—	(824)
Net intercompany loan borrowings (repayments)	1,057	209	785	(2,051)	—	—
Capital contribution received	—	—	—	185	(185)	—
Other financing activities	—	—	—	(5)	—	(5)
Net cash provided by (used in) financing activities	6	209	312	(1,915)	(185)	(1,573)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(61)	—	(61)
Net change in cash and cash equivalents	—	—	389	322	—	711
Cash and cash equivalents at beginning of period	—	—	1	3,668	—	3,669
Cash and cash equivalents at end of period	$—	$—	$390	$3,990	$—	$4,380

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$24	$234	$162	$567	$(250)	$737
Investing Activities:
Additions to property, plant, and equipment	—	—	—	(278)	—	(278)
Purchases of investments	—	—	—	(615)	—	(615)
Sales and maturities of investments	—	—	—	971	—	971
Net (increase) decrease in intercompany loans	—	—	—	—	—	—
Intercompany dividend received	—	—	—	—	—	—
Capital contributions paid	—	(452)	—	—	452	—
Other investing activities, net	—	—	—	5	—	5
Net cash provided by (used in) investing activities	—	(452)	—	83	452	83
Financing Activities:
Change in current debt obligations, net	—	—	572	(3)	—	569
Issuance of long-term debt	—	—	—	18	—	18
Payments on long-term debt	—	—	—	(8)	—	(8)
Dividends to shareholders	(625)	—	—	—	—	(625)
Issuance of ordinary shares	143	—	—	—	—	143
Repurchase of ordinary shares	(1,233)	—	—	—	—	(1,233)
Net intercompany loan borrowings (repayments)	1,691	185	(709)	(1,167)	—	—
Intercompany dividend paid	—	—	—	(250)	250	—
Capital contributions received	—	—	—	452	(452)	—
Other financing activities	—	—	—	(5)	—	(5)
Net cash provided by (used in) financing activities	(24)	185	(137)	(963)	(202)	(1,141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	45	—	45
Net change in cash and cash equivalents	—	(33)	25	(268)	—	(276)
Cash and cash equivalents at beginning of period	—	33	5	4,929	—	4,967
Cash and cash equivalents at end of period	$—	$—	$30	$4,661	$—	$4,691

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 27, 2018.
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
The table below presents net income attributable to Medtronic and our diluted earnings per share for the three months ended July 27, 2018 and July 28, 2017:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017	% Change
Net income attributable to Medtronic	$1,075	$1,016	6%
Diluted earnings per share	$0.79	$0.74	7%

The increase in net income attributable to Medtronic and diluted earnings per share (EPS) for the three months ended July 27, 2018 as compared to the corresponding period in the prior fiscal year was primarily driven by a decrease in cost of products sold as a result of the divestiture of lower-margin products in conjunction with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017, gains on our minority investments, and a reduction in our income tax provision. These benefits were partially offset by increases in certain litigation charges, restructuring and associated costs, and charges associated with the exit of a business as compared to the corresponding period in the prior fiscal year. Refer to the "Costs and Expenses" section of this Management's Discussion and Analysis for more information on the items impacting net income attributable to Medtronic and diluted EPS during the three months ended July 27, 2018 and July 28, 2017.
GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 27, 2018 and July 28, 2017:

	Three months ended July 27, 2018
(in millions)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,180	$103	$1,075	$0.79	8.7%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	113	16	97	0.07	14.2
Acquisition-related items	36	7	29	0.02	19.4
Certain litigation charges	103	12	91	0.07	11.7
(Gain)/loss on minority investments (3)	(110)	(7)	(103)	(0.08)	6.4
Exit of business (4)	80	18	62	0.05	22.5
Amortization of intangible assets	446	67	379	0.28	15.0
Certain tax adjustments, net (5)	—	29	(29)	(0.02)	—
Non-GAAP	$1,848	$245	$1,601	$1.17	13.3%

	Three months ended July 28, 2017
(in millions)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,195	$186	$1,016	$0.74	15.6%
Non-GAAP Adjustments:
Restructuring charges, net	14	2	12	0.01	14.3
Acquisition-related items	53	14	39	0.03	26.4
Divestiture-related items (6)	48	8	40	0.03	16.7
Amortization of intangible assets	454	80	374	0.27	17.6
Certain tax adjustment (7)	—	(60)	60	0.04	—
Non-GAAP	$1,764	$230	$1,541	$1.12	13.0%

(1)	Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(3)	Unrealized and realized gains and losses on our minority investments.

(4)	The net charge relates to the exit of a business and is primarily comprised of intangible asset charges.

(5)	The net charge relates to the impact of U.S. tax reform.

(6)	The transaction expenses incurred in connection with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(7)
The net benefit in certain tax adjustments relates to the resolution of various tax positions from prior years and other certain tax charges recorded in connection with the redemption of an intercompany minority interest.

Non-GAAP diluted EPS for the three months ended July 27, 2018 was favorably impacted by decreases in cost of products sold and interest expense when compared to the corresponding period in the prior fiscal year. These decreases were partially offset by an increase in selling, general, and administrative expense.

NET SALES
Segment and Division
The table below illustrates net sales by segment and division for the three months ended July 27, 2018 and July 28, 2017:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017	% Change
Cardiac Rhythm & Heart Failure	$1,426	$1,390	3%
Coronary & Structural Heart	917	817	12
Aortic, Peripheral & Venous	468	439	7
Cardiac and Vascular Group	2,811	2,646	6
Surgical Innovations	1,397	1,306	7
Respiratory, Gastrointestinal, & Renal	655	1,180	(44)
Minimally Invasive Therapies Group	2,052	2,486	(17)
Spine	652	649	—
Brain Therapies	599	522	15
Specialty Therapies	384	369	4
Pain Therapies	314	269	17
Restorative Therapies Group	1,949	1,809	8
Diabetes Group	572	449	27
Total	$7,384	$7,390	—%
For the three months ended July 27, 2018, total net sales were unfavorably affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017. Our performance displays our continued execution against our three growth strategies: therapy innovation, globalization, and economic value. We continue to allocate our capital to higher growth markets and new opportunities that create competitive advantages and capitalize on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems.
In our therapy innovation growth strategy, we continue to see a clear acceleration in our innovation cycle as all of our segments invest in a pipeline of groundbreaking medical technology, with several important product launches and adoption of new therapies contributing to net sales growth. In globalization, net sales in emerging markets grew 8 percent during the three months ended July 27, 2018, as compared to the corresponding period in the prior fiscal year. Our emerging market performance continues to benefit from geographic diversification, with strong, balanced results around the world. In our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes across each of our segments and deliver improved economic value to the payers and providers. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.

Segment and Market Geography
The tables below includes net sales by market geography for each of our segments for the three months ended July 27, 2018 and July 28, 2017:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	July 27, 2018	July 28, 2017	% Change	July 27, 2018	July 28, 2017	% Change	July 27, 2018	July 28, 2017	% Change
Cardiac and Vascular Group	$1,389	$1,333	4%	$947	$887	7%	$475	$426	12%
Minimally Invasive Therapies Group	857	1,245	(31)	828	865	(4)	367	376	(2)
Restorative Therapies Group	1,294	1,221	6	428	394	9	227	194	17
Diabetes Group	324	243	33	203	167	22	45	39	15
Total	$3,864	$4,042	(4)%	$2,406	$2,313	4%	$1,114	$1,035	8%

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
Net sales declines in the U.S. for the three months ended July 27, 2018 were impacted by the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017, partially offset by growth in our other segments. Net sales growth in non-U.S. developed markets for the three months ended July 27, 2018 was led by strong performance across all of our segments in Western Europe. Net sales growth in emerging markets continues to reflect our broad diversification and was driven by strong performance in China, the Middle East & Africa, Eastern Europe, and both South and Southeast Asia. Currency had a favorable effect of $78 million on net sales for the three months ended July 27, 2018.
Looking ahead, our segments are likely to face competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product approvals, replacement cycle challenges, and fluctuations in currency exchange rates. Additionally, changes in procedural volumes could affect our Cardiac and Vascular, Minimally Invasive Therapies, and Restorative Therapies Groups.
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three months ended July 27, 2018 were $2.8 billion, an increase of 6 percent as compared to the corresponding period in the prior fiscal year. Currency had a favorable impact on net sales for the three months ended July 27, 2018 of $34 million. The Cardiac and Vascular Group's net sales for the three months ended July 27, 2018, as compared to the corresponding period in the prior fiscal year, benefited from strong net sales growth in Coronary & Structural Heart and Aortic, Peripheral & Venous (formerly known as Aortic & Peripheral Vascular) divisions. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three months ended July 27, 2018 were $1.4 billion, an increase of 3 percent as compared to the corresponding period in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales growth for the three months ended July 27, 2018 was driven by growth in Arrhythmia Management, partially offset by declines in Heart Failure. The growth in Arrhythmia Management was driven by AF Solutions and Pacing, due to the continued strong adoption of the Micra transcatheter pacing system and Azure wireless pacemaker. Arrhythmia Management net sales growth also benefited from strong adoption of the TYRX absorbable antibacterial envelope through further expansion of value-based health-care arrangements. Heart Failure had strong growth in Mechanical Circulatory Support from sales of the HVAD system as well as continued demand for the CRT-P quadripolar pacing system, which were offset by declines in CRT-D devices.

Coronary & Structural Heart net sales for the three months ended July 27, 2018 were $917 million, an increase of 12 percent as compared to the corresponding period in the prior fiscal year. Coronary & Structural Heart net sales growth for the three months ended July 27, 2018 was driven by strong growth in Structural Heart, Coronary, and Cardiac Surgery businesses. Net sales growth in Structural Heart was driven by the global strength of the CoreValve Evolut PRO transcatheter aortic valve system (Evolut PRO) and the continued global roll-out of the Evolut 34mm transcatheter aortic heart valve, as well as continued penetration into intermediate risk in the U.S. Coronary net sales growth benefited from growth in drug-eluting stents, including the Resolute Onyx, and guide catheters.
Aortic, Peripheral & Venous net sales for the three months ended July 27, 2018 were $468 million, an increase of 7 percent compared to the corresponding period in the prior fiscal year. Aortic, Peripheral & Venous net sales growth for the three months ended July 27, 2018 was driven by strong performance of the VenaSeal vein closure system, for which final approval for reimbursement payment in the U.S. from the Centers for Medicare & Medicaid Services (CMS) was received in January 2018. Net sales growth was also attributable to growth in Percutaneous Transluminal Angioplasty (PTA) balloons and drug-coated balloon growth in international markets, driven by our recent launch of IN.PACT Admiral drug coated balloon in Japan.
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

•
Continued acceptance and growth of the HVAD System as a Destination Therapy for patients with advanced heart failure who are not candidates for heart transplants. The HVAD System, a left ventricular assist device or LVAD, helps the heart pump and increases the amount of blood that flows through the body. In the U.S., we received FDA approval for the Destination Therapy indication in September 2017 and received the thoracotomy indication in July 2018, which allows for a less-invasive implant via a small surgical incision between the patient's ribs on the left side of the chest. Further, we expect to launch the HVAD system in Japan during fiscal year 2019.

•	Continued acceptance and growth from Care Management Services as post-acute care services become even more critical in bundled payment models for different interventions or therapies.

•	Continued acceptance and growth from Evolut R 34mm transcatheter aortic heart valve, our next-generation recapturable system with differentiated 16 French equivalent delivery system.

•	Acceptance and growth from penetration of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform into intermediate risk indication in the U.S.

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
Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, dialysis, and monitors. Net sales for the three months ended July 28, 2017 also include sales of dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings, which were divested on July 29, 2017.
The Minimally Invasive Therapies Group’s net sales for the three months ended July 27, 2018 were $2.1 billion, a decrease of 17 percent as compared to the corresponding period in the prior fiscal year. Currency had a favorable impact on net sales for the three months ended July 27, 2018 of $22 million. The Minimally Invasive Therapies Group's net sales for the three months ended July 28, 2017 were affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017.
During the second quarter of fiscal year 2018, after the divestiture discussed above, the Surgical Solutions and Patient Monitoring & Recovery divisions were realigned into the Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions. The Surgical Innovations division consists of the Advanced Surgical and General Surgical businesses. The Advanced Surgical business includes the Advanced Stapling, Advanced Energy, Hernia, Gynecology, and Lung Health product lines. The General Surgical business includes the Wound Closure, Electrosurgery and Instruments product lines.
The Respiratory, Gastrointestinal, & Renal division consists of the Respiratory & Monitoring Solutions and Renal Care Solutions businesses. The Respiratory & Monitoring Solutions business includes the Patient Monitoring, Respiratory Interventions, Advanced Ablation, and GI Solutions product lines. The Renal Care Solutions business includes the Renal Access and Dialyzers product lines.
Surgical Innovations net sales for the three months ended July 27, 2018 were $1.4 billion, an increase of 7 percent as compared to the corresponding period in the prior fiscal year. Surgical Innovations net sales growth was driven by new products in Advanced Energy and Advanced Stapling, including the LigaSure vessel sealing instruments with nano-coating, and both the Signia powered stapler and Tri-Staple 2.0 endo stapling specialty reloads. Also driving net sales growth was the stability of procedural volumes.

Respiratory, Gastrointestinal, & Renal net sales for the three months ended July 27, 2018 were $655 million, a decrease of 44 percent as compared to the corresponding period in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales declined as a result of the July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Apart from the decline in net sales due to the divestiture, net sales performance in Respiratory, Gastrointestinal, & Renal benefited from growth in GI and Hepatology, the continued adoption of MicroStream capnography monitoring products, and growth in Airway and Ventilation net sales.

Looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:

•
Continued acceptance and future growth of Open-to-MIS techniques and tools supported by our efforts to transition open surgery to MIS. The Open-to-MIS initiative focuses on furthering our presence in and working to optimize open surgery globally, while capturing the market opportunity that exists in transitioning open procedures to MIS, whether through traditional MIS, or advanced technologies including robotics.

•
Continued acceptance and future growth of the powered stapling and energy platform, along with our ability to execute ongoing strategies to develop, gain regulatory approval, and commercialize new products including our surgical robotics platform.

•
The July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Net sales of the businesses included in the divestiture were $0.6 billion for the three months ended July 28, 2017. We have entered into Transition Manufacturing Agreements (TMAs) with Cardinal Health, Inc. (Cardinal). The TMAs will contribute to net sales and are designed to ensure and facilitate an orderly transfer of business operations for a transition period of two to five years, with the ability to extend upon mutual agreement of the parties.

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

•
Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding. Our expanded and strengthened surgical offerings are expected to complement our global gynecology business.

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The

Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three months ended July 27, 2018 were $1.9 billion, an increase of 8 percent as compared to the corresponding period in the prior fiscal year. Currency had a favorable impact on net sales for the three months ended July 27, 2018 of $17 million. Net sales growth for the three months ended July 27, 2018 was driven by the Brain Therapies and Pain Therapies divisions. See the more detailed discussion of each division’s performance below.
Spine net sales for the three months ended July 27, 2018 were $652 million. While net sales were flat as compared to the corresponding period in the prior fiscal year, our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics, resulted in spine enabling technologies contributing to the strong performance in our Neurosurgery business. Additionally, in line with our "Speed-to-Scale" initiative, which involves faster innovation cycles and the launching of a steady cadence of new products at scale with sets immediately available for the entire market, recently launched products including Elevate, the Solera Voyager 5.5/6.0 fixation system, and Prestige LP cervical discs contributed incremental net sales during the quarter.
Brain Therapies net sales for the three months ended July 27, 2018 were $599 million, an increase of 15 percent as compared to the corresponding period in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by adoption of our endovascular stoke treatments and our stents, flow diversion, and access products. Neurosurgery net sales growth was driven by strong sales of the StealthStation S8 surgical navigation systems, O-arm surgical imaging systems, Mazor X robotic guidance systems, and the Visualase MRI-guided laser ablation systems.
Specialty Therapies net sales for the three months ended July 27, 2018 were $384 million, an increase of 4 percent as compared to the corresponding period in the prior fiscal year. Specialty Therapies net sales growth was driven by growth in ENT.
Pain Therapies net sales for the three months ended July 27, 2018 were $314 million, an increase of 17 percent as compared to the corresponding period in the prior fiscal year. The increase in net sales was driven by our Intellis spinal cord stimulation platform, the Evolve workflow algorithm, and Snapshot reports. Also contributing to net sales growth was our targeted drug delivery pump.
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

•
Continued market acceptance of our integrated solutions through the Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics.

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

•	Continued market acceptance and global adoption of our Intellis spinal cord stimulator and leads and Evolve workflow algorithm to treat chronic pain in major markets around the world.

•
Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distribution requirements on our implantable drug pump in October and its warning letter in November 2017.

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

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three months ended July 27, 2018 were $572 million, an increase of 27 percent, as compared to the corresponding period in the prior fiscal year. The Diabetes Group's net sales growth for the three months ended July 27, 2018 was primarily attributable to the continued demand for the MiniMed 670G hybrid closed loop system, which offers the latest in SmartGuard technology, as well as the higher sensor attachment and utilization we are seeing with our integrated pump users. Further, we experienced continued growth in international markets due to strong sales of the MiniMed 640G system in Europe and Asia Pacific.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Continued acceptance and growth of the MiniMed 670G system, the first hybrid closed loop system in the world, through regulatory approvals outside of the U.S. and expanded indications. The system features our most advanced SmartGuard algorithm, which enables improved glucose control with reduced user input. The MiniMed 670G system received U.S. FDA approval during the second quarter of fiscal year 2017 and launched in the U.S. in June 2017. This system received CE mark in June 2018 and will launch in select European countries beginning in late calendar year 2018.

•	Changes in medical reimbursement policies and programs, along with additional payor coverage of the MiniMed 670G system.

•
Continued acceptance and future growth of the MiniMed 640G system with SmartGuard Suspend before Low technology, which has launched in Europe, Australia, and select countries in Latin America and Asia. The MiniMed 640G system received regulatory approval in Japan in the fourth quarter of fiscal year 2018.

•	Continued acceptance and future growth of the MiniMed 620G system, the first integrated system customized for the Japanese market.

•
Continued acceptance and growth of Guardian Connect CGM system which displays glucose information directly to a smartphone. This system has launched internationally and now in the U.S after receiving FDA approval for the system in the fourth quarter of fiscal year 2018.

•	Continued partnership with UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members access to our advanced diabetes technology and comprehensive support services.

•
Continued partnership and future growth of our outcomes-based agreement with select health plans (i.e. Aetna), where a component of our pump reimbursement is based on successfully meeting clinical improvement thresholds as part of our value-based healthcare solutions.

CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate, broadening the base of taxation, and implementing a territorial tax system. We have a measurement period of up to one year after the enactment date of the Tax Act to finalize the recognition of the related tax impacts. The final impact of the Tax Act may differ from the provisional amounts recognized in the current period, possibly materially, due to, among other things, changes in our interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impacts.
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
ACQUISITIONS
Information regarding acquisitions is included in Note 4 to the current period's consolidated financial statements.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

	Three months ended
	July 27, 2018	July 28, 2017
Cost of products sold	29.8%	31.8%
Research and development expense	7.9%	7.4%
Selling, general, and administrative expense	35.2%	34.9%
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
The decrease in cost of products sold as a percentage of sales for the three months ended July 27, 2018 as compared to the corresponding period in the prior fiscal year was due primarily to the divestiture of lower-margin products in conjunction with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017.
Research and Development Expense Research and development expense during the three months ended July 27, 2018 and July 28, 2017 was $585 million and $549 million, respectively. We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition, restructuring, and divestiture-related expenses.
Selling, general, and administrative expense was $2.6 billion during the three months ended July 27, 2018 and the three months ended July 28, 2017. Selling, general, and administrative expense remained flat as a percentage of net sales for the three months ended July 27, 2018 as compared to the corresponding period in the prior fiscal year. Selling, general, and administrative expense for the three months ended July 27, 2018 includes $23 million of acquisition-related items, as well as $36 million of costs incurred as a direct result of our restructuring programs. Selling, general, and administrative expense for the three months ended July 28, 2017 includes $45 million of acquisition-related items and $47 million of divestiture-related expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

The following is a summary of other costs and expenses:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Amortization of intangible assets	$446	$454
Restructuring charges, net	62	8
Certain litigation charges	103	—
Other operating expense, net	151	65
Other non-operating income, net	(186)	(99)
Interest expense	242	286
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $446 million for the three months ended July 27, 2018, as compared to $454 million for the three months ended July 28, 2017.
Restructuring Charges, Net
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

The Enterprise Excellence Program is expected to result in pre-tax restructuring charges of approximately $1.6 billion to $1.8 billion, the vast majority of which are expected to be incurred by the end of fiscal year 2022 and result in cash outlays to be substantially complete by the end of fiscal year 2023. Approximately half of the estimated restructuring charges are related to employee termination benefits. The remaining restructuring charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. We expect these costs to be recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 27, 2018, we recognized restructuring charges of $120 million, partially offset by accrual adjustments of $2 million related to certain employees identified for termination finding other positions within Medtronic. For the three months ended July 27, 2018, restructuring charges included $69 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits . For the three months ended July 27, 2018, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $15 million recognized within cost of products sold and $23 million recognized within selling, general, and administrative expense in the consolidated statements of income. For the three months ended July 27, 2018, selling, general, and administrative expense also includes $13 million of fixed asset write-downs.

Cost Synergies
In the third quarter of fiscal year 2018, we achieved $850 million in cost synergies related to the acquisition of Covidien plc. The costs synergies related to administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings. Cash outlays for the cost synergies program are scheduled to be substantially complete by the end of fiscal year 2019.
During the three months ended July 27, 2018, we recognized no restructuring charges and accrual adjustments of $5 million. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated.
For the three months ended July 28, 2017, we recognized $19 million in restructuring charges, which were partially offset by accrual adjustments of $5 million. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated. For the three months ended July 28, 2017, restructuring charges included $5 million recognized within cost of products sold and $1 million recognized within selling, general and administrative expense.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three months ended July 27, 2018, we recognized $103 million of litigation charges related to probable and estimable damages for significant legal matters. During the three months ended July 28, 2017, there were no certain litigation charges.
Other Operating Expense, Net Other operating expense, net includes royalty income and expense, Transition Service Agreement (TSA) income, intangible asset charges, currency transaction and derivative gains and losses, Puerto Rico excise taxes, and changes in the fair value of contingent consideration. For the three months ended July 27, 2018, other operating expense, net was $151 million, as compared to $65 million for the three months ended July 28, 2017. The increase in net expense as compared to the corresponding period in the prior fiscal year was primarily due to intangible asset and other charges of $80 million associated with the exit of a business during the three months ended July 27, 2018.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three months ended July 27, 2018, other non-operating income, net was $186 million, as compared to $99 million for the three months ended July 28, 2017. The increase in other non-operating income, net as compared to the corresponding period in the prior fiscal year was driven primarily by an increase in investment gains recognized in income, partially due to the adoption of new accounting guidance in the first quarter of fiscal year 2019. Refer to Note 2 to the current period's consolidated financial statements for more information on recently adopted accounting pronouncements.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and ineffectiveness on interest rate derivative instruments. For the three months ended July 27, 2018, interest expense was $242 million, as compared to $286 million for the three months ended July 28, 2017. The decrease in interest expense during the three months ended July 27, 2018 was largely driven by a decrease in total debt obligations, on average, compared to the corresponding period in the prior fiscal year.

INCOME TAXES

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Income tax provision	$103	$186
Income before income taxes	1,180	1,195
Effective tax rate	8.7%	15.6%

Non-GAAP income tax provision	$245	$230
Non-GAAP income before income taxes	1,848	1,764
Non-GAAP Nominal Tax Rate	13.3%	13.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	4.6%	(2.6)%
On December 22, 2017, the U.S. government enacted the Tax Act. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company adopted guidance allowing for a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates and are disclosed as provisional. Refer to Note 11 to the current period's consolidated financial statements for additional information.
Many of the countries we operate in have statutory tax rates lower than our U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 21 percent for fiscal year 2019. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 45.1 percent. Our earnings in Puerto Rico and Switzerland are subject to certain tax incentive grants which provide for tax rates lower than the country statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2019 and 2029. The tax incentive grants scheduled to expire during fiscal year 2019 are not expected to have a material impact on our financial results. Refer to Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018 for additional information.
Our effective tax rate for the three months ended July 27, 2018 was 8.7 percent, as compared to 15.6 percent for the three months ended July 28, 2017. The decrease in the effective tax rate for the three months ended July 27, 2018 was primarily due to the impacts from certain tax adjustments and operational tax adjustments described below, along with year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three months ended July 27, 2018 was 13.3 percent, as compared to 13.0 percent for the three months ended July 28, 2017. The change in our Non-GAAP Nominal Tax Rate was primarily due to the finalization of certain tax returns and audits, the impact from the lapse of federal statutes of limitations, excess tax benefits related to stock-based compensation, and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 27, 2018 of approximately $18 million.
Certain Tax Adjustments
During the three months ended July 27, 2018, certain tax adjustments of $29 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A benefit of $50 million associated with the transition tax liability recorded in connection with the Tax Act. Our income tax provision associated with the impact of the Tax Act is based on a reasonable estimate and will be finalized within the measurement period in accordance with U.S. GAAP.

•
A charge of $21 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current quarter sale of U.S. manufactured inventory held as of April 27, 2018.

During the three months ended July 28, 2017, certain tax adjustments of $60 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A charge of $60 million primarily related to the tax effect from certain restructuring steps taken in anticipation of the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses to Cardinal.

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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Cash provided by (used in):
Operating activities	$1,702	$737
Investing activities	643	83
Financing activities	(1,573)	(1,141)
Effect of exchange rate changes on cash and cash equivalents	(61)	45
Net change in cash and cash equivalents	$711	$(276)
Operating Activities The $1.0 billion increase in net cash provided was primarily driven by an increase in cash collected from customers, as well as decreases in cash paid to suppliers and other vendors, certain litigation payments, and cash paid for income taxes. The increase in cash collected from customers reflects collections on higher sales from the fourth quarter of fiscal year 2018 and is also partially attributable to delays in billing and collections during the three months ended July 28, 2017 stemming from a global information technology system interruption. The decrease in cash paid to suppliers is primarily due to our continued progress in extending supplier payment terms. The decrease in certain litigation payments and cash paid for taxes resulted from normal changes in the timing of payments across fiscal quarters.
Investing Activities The $560 million increase in net cash provided was primarily attributable to higher net sales of investments of $682 million, partially offset by cash paid for acquisitions of $104 million.
Financing Activities The $432 million increase in net cash used was primarily attributable to reductions of commercial paper borrowings of $474 million during the three months ended July 27, 2018 compared to increases in commercial paper borrowings of $572 million during the three months ended July 28, 2017 and an increase in dividend payments of $52 million, partially offset by an increase in issuances of ordinary shares of $307 million and a decrease in repurchases of ordinary shares of $409 million.

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

	Three months ended
(in millions)	July 27, 2018	July 28, 2017
Net cash provided by operating activities	$1,702	$737
Net cash provided by (used in) investing activities	643	83
Net cash used in financing activities	(1,573)	(1,141)

Net cash provided by operating activities	$1,702	$737
Additions to property, plant, and equipment	(291)	(278)
Free cash flow	$1,411	$459

Dividends to shareholders	$677	$625
Repurchase of ordinary shares	824	1,233
Issuances of ordinary shares	(450)	(143)
Return to shareholders	$1,051	$1,715
Return of operating cash flow percentage	62%	233%
Return of free cash flow percentage	74%	374%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, was $1.5 billion at July 27, 2018 as compared to $2.1 billion at April 27, 2018. We utilize unsecured senior debt obligations to meet our long-term financing needs. Long-term debt was $23.7 billion at both July 27, 2018 and April 27, 2018.
Total debt at July 27, 2018 was $25.2 billion, as compared to $25.8 billion at April 27, 2018. The decrease in total debt was primarily driven by a reduction in our commercial paper borrowings of $474 million.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At July 27, 2018, we had $224 million of commercial paper outstanding, as compared to $698 million at April 27, 2018. During the three months ended July 27, 2018, the weighted average original maturity of the commercial paper outstanding was approximately 26 days and the weighted average interest rate was 2.08 percent. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion syndicated line of credit facility (Credit Facility) which expires in January 2020. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At July 27, 2018 and April 27, 2018, no amounts were outstanding on the committed line of credit.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at July 27, 2018.

We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases. During the three months ended July 27, 2018, we repurchased a total of 9.5 million shares at an average price per share of $86.63. At July 27, 2018, we had approximately $3.2 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements, and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018.
Liquidity
The following table is a summary of our cash, cash equivalents, and current investments, working capital, and current ratio:

(in millions)	July 27, 2018	April 27, 2018
Cash, cash equivalents, and current investments	$11,004	$11,227
Working capital	13,348	12,896
Current ratio	2.5:1.0	2.3:1.0
Our liquidity sources at July 27, 2018 include $4.4 billion of cash and cash equivalents and $6.6 billion of current investments. Additionally, we maintain a commercial paper program ($224 million of commercial paper outstanding at July 27, 2018) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.
Our current investments include marketable debt and equity securities. Our debt and equity securities include U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, equity securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings continue to experience reduced liquidity due to low investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For the three months ended July 27, 2018, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At July 27, 2018, we have $162 million of gross unrealized losses on our aggregate available-for-sale debt securities of $6.7 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.

Agency Rating(1)
	July 27, 2018	April 27, 2018
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at July 27, 2018 were unchanged as compared to the ratings at April 27, 2018. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.

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
We believe our balance sheet and liquidity provide us with flexibility in the future, and that our cash, cash equivalents, and short-term investments, as well as our Credit Facility and related commercial paper program, will satisfy our foreseeable operating needs for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
Off-Balance Sheet Arrangements and Long-Term Contractual Obligations
There have been no material changes to our off-balance sheet arrangements and long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 27, 2018.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as well as those related to:

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
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 27, 2018 and April 27, 2018 was $11.8 billion and $11.5 billion, respectively. At July 27, 2018, these contracts were in a net unrealized gain position of $104 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 27, 2018 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $950 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 27, 2018 was comprised of debt predominately denominated in U.S. dollars, of which approximately 95% is fixed rate debt and approximately 5% is floating-rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at July 27, 2018, indicates that the fair value of these instruments would correspondingly change by $70 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of the current period's Management's Discussion and Analysis. For additional discussion of market risk, refer to Notes 6 and 8 to the current period's consolidated financial statements.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company is deploying an enterprise resource planning (ERP) software program, SAP, to the Minimally Invasive Therapies Group. During the first quarter of fiscal year 2019, the Company continued the deployment of this software along with other enterprise systems, which resulted in changes to the internal controls over financial reporting for the Minimally Invasive Therapies Group in Latin America. The internal controls were updated to reflect these changes. These system deployments will continue with projected completion in fiscal year 2020. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2019:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (1)
4/28/2018-5/25/2018	1,806,290	$83.04	1,806,290	3,836,453,281
5/26/2018-6/29/2018	2,734,035	86.46	2,734,035	3,600,072,248
6/30/2018-7/27/2018	4,922,121	88.03	4,922,121	3,166,759,189
Total	9,462,446	$86.63	9,462,446	3,166,759,189

(1)	In June 2017, the Company's Board of Directors authorized the repurchase of $5 billion of the Company’s ordinary shares. There is no specific time-period associated with this repurchase authorization.
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	August 31, 2018	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	August 31, 2018	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer