Form 10-Q
period 2018-10-26
Medtronic plc
filed 2018-11-29
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 26, 2018
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
Yes ☐ No x
As of November 27, 2018, 1,343,045,417 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Net sales	$7,481	$7,050	$14,865	$14,440
Costs and expenses:
Cost of products sold	2,203	2,123	4,407	4,475
Research and development expense	590	556	1,175	1,105
Selling, general, and administrative expense	2,605	2,539	5,202	5,119
Amortization of intangible assets	445	460	891	914
Restructuring charges, net	24	8	86	16
Certain litigation charges	—	—	103	—
Gain on sale of businesses	—	(697)	—	(697)
Other operating expense, net	70	167	221	232
Operating profit	1,544	1,894	2,780	3,276
Other non-operating income, net	(52)	(107)	(238)	(206)
Interest expense	241	273	483	559
Income before income taxes	1,355	1,728	2,535	2,923
Income tax provision (benefit)	235	(285)	338	(99)
Net income	1,120	2,013	2,197	3,022
Net (income) loss attributable to noncontrolling interests	(5)	4	(7)	11
Net income attributable to Medtronic	$1,115	$2,017	$2,190	$3,033
Basic earnings per share	$0.83	$1.49	$1.62	$2.23
Diluted earnings per share	$0.82	$1.48	$1.61	$2.21
Basic weighted average shares outstanding	1,349.2	1,355.1	1,350.9	1,358.5
Diluted weighted average shares outstanding	1,360.9	1,365.8	1,363.0	1,370.8
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Net income	$1,120	$2,013	$2,197	$3,022

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(9)	25	(9)	55
Currency translation	(431)	(203)	(1,255)	628
Net change in retirement obligations	21	15	48	14
Unrealized gain (loss) on derivatives	127	27	340	(144)
Other comprehensive (loss) income	(292)	(136)	(876)	553
Comprehensive income including noncontrolling interests	828	1,877	1,321	3,575
Comprehensive (income) loss attributable to noncontrolling interests	(2)	4	(4)	11
Comprehensive income attributable to Medtronic	$826	$1,881	$1,317	$3,586
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 26, 2018	April 27, 2018
ASSETS

Current assets:
Cash and cash equivalents	$3,911	$3,669
Investments	6,222	7,558
Accounts receivable, less allowances of $184 and $193, respectively	5,743	5,987
Inventories, net	3,763	3,579
Other current assets	2,014	2,187
Total current assets	21,653	22,980

Property, plant, and equipment	10,512	10,259
Accumulated depreciation	(5,976)	(5,655)
Property, plant, and equipment, net	4,536	4,604
Goodwill	38,605	39,543
Other intangible assets, net	20,819	21,723
Tax assets	1,414	1,465
Other assets	1,123	1,078
Total assets	$88,150	$91,393

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$1,343	$2,058
Accounts payable	1,742	1,628
Accrued compensation	1,663	1,988
Accrued income taxes	536	979
Other accrued expenses	3,179	3,431
Total current liabilities	8,463	10,084

Long-term debt	23,673	23,699
Accrued compensation and retirement benefits	1,301	1,425
Accrued income taxes	2,950	3,051
Deferred tax liabilities	1,325	1,423
Other liabilities	724	889
Total liabilities	38,436	40,571

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,346,179,202 and 1,354,218,154 shares issued and outstanding, respectively	—	—
Additional paid-in capital	27,048	28,127
Retained earnings	25,171	24,379
Accumulated other comprehensive loss	(2,612)	(1,786)
Total shareholders’ equity	49,607	50,720
Noncontrolling interests	107	102
Total equity	49,714	50,822
Total liabilities and equity	$88,150	$91,393
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 26, 2018	October 27, 2017
Operating Activities:
Net income	$2,197	$3,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,317	1,314
Provision for doubtful accounts	32	20
Deferred income taxes	(80)	(830)
Stock-based compensation	168	198
Gain on sale of businesses	—	(697)
Other, net	55	(41)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(37)	(68)
Inventories, net	(312)	(273)
Accounts payable and accrued liabilities	24	(307)
Other operating assets and liabilities	(499)	(694)
Net cash provided by operating activities	2,865	1,644
Investing Activities:
Acquisitions, net of cash acquired	(119)	(76)
Proceeds from sale of businesses	—	6,058
Additions to property, plant, and equipment	(497)	(524)
Purchases of investments	(1,444)	(1,685)
Sales and maturities of investments	2,824	2,354
Other investing activities	—	(2)
Net cash provided by investing activities	764	6,125
Financing Activities:
Change in current debt obligations, net	(700)	(190)
Issuance of long-term debt	1	20
Payments on long-term debt	(17)	(4,161)
Dividends to shareholders	(1,351)	(1,247)
Issuance of ordinary shares	800	230
Repurchase of ordinary shares	(2,047)	(1,888)
Other financing activities	11	(41)
Net cash used in financing activities	(3,303)	(7,277)
Effect of exchange rate changes on cash and cash equivalents	(84)	70
Net change in cash and cash equivalents	242	562
Cash and cash equivalents at beginning of period	3,669	4,967
Cash and cash equivalents at end of period	$3,911	$5,529
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$941	$674
Interest	482	587

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
In March 2017, the FASB issued guidance which changes the financial statement presentation requirements for pension and other postretirement benefit expense. While service cost will continue to be recognized in the same financial statement line items as other current employee compensation costs, the guidance requires all other non-service components of net benefit costs to be classified and presented outside of income from operations. The Company adopted this guidance in the first quarter of fiscal year 2019, and the consolidated statements of income were retrospectively adjusted. For the three and six months ended October 27, 2017, the Company reclassified $7 million and $14 million, respectively, of income from non-service components of net periodic benefit costs, which were previously presented as a component of operating profit, to other non-operating income, net.
In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company has adopted all

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

relevant disclosure requirements, with the exception of the shareholders’ equity interim disclosures, which is allowed to be adopted in a future interim period.
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
The table below illustrates net sales by segment and division for the three and six months ended October 26, 2018 and October 27, 2017:

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Cardiac Rhythm & Heart Failure	$1,472	$1,467	$2,898	$2,857
Coronary & Structural Heart	906	854	1,823	1,671
Aortic, Peripheral & Venous	480	452	948	891
Cardiac and Vascular Group	2,858	2,773	5,669	5,419
Surgical Innovations	1,393	1,334	2,790	2,640
Respiratory, Gastrointestinal, & Renal	654	618	1,309	1,798
Minimally Invasive Therapies Group	2,047	1,952	4,099	4,438
Spine	656	659	1,308	1,308
Brain Therapies	618	575	1,217	1,097
Specialty Therapies	405	365	789	734
Pain Therapies	314	264	628	533
Restorative Therapies Group	1,993	1,863	3,942	3,672
Diabetes Group	583	462	1,155	911
Total	$7,481	$7,050	$14,865	$14,440

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by market geography for each segment for the three and six months ended October 26, 2018 and October 27, 2017:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Cardiac and Vascular Group	$1,482	$1,423	$895	$895	$481	$455
Minimally Invasive Therapies Group	872	795	772	783	403	374
Restorative Therapies Group	1,357	1,258	412	394	224	211
Diabetes Group	334	258	203	169	46	35
Total	$4,045	$3,734	$2,282	$2,241	$1,154	$1,075

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Six months ended		Six months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Cardiac and Vascular Group	$2,871	$2,756	$1,842	$1,782	$956	$881
Minimally Invasive Therapies Group	1,729	2,040	1,600	1,648	770	750
Restorative Therapies Group	2,651	2,479	840	788	451	405
Diabetes Group	658	501	406	336	91	74
Total	$7,909	$7,776	$4,688	$4,554	$2,268	$2,110

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of revenue recognized reflects sales rebates and returns, which are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the rebate claim, the stated rebate rates, and other relevant information. The Company records adjustments to rebates and returns reserves as increases or decreases of revenue. At October 26, 2018, $697 million of rebates were classified as other accrued expenses and $410 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. At April 27, 2018, $614 million of rebates were classified as other accrued expenses and $376 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. The Company includes obligations for returns in other accrued expenses in the consolidated balance sheets and the right-of-return asset in other current assets in the consolidated balance sheets. The right-of-return asset at October 26, 2018 and right-of-return liability at October 26, 2018 and April 27, 2018 were not material. There was no right-of-return asset at April 27, 2018 as the liability was recorded net of the asset under previous guidance. For the three and six months ended October 26, 2018, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
The Company offers warranties on various products. For standard, assurance-type warranties, the Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. The amount of the reserve is equal to the net costs to repair or otherwise satisfy the obligation. The Company includes the warranty obligation in other accrued expenses and other liabilities in the consolidated balance sheets. For extended, service-type warranties, a portion of the transaction price is allocated to the performance obligation. Warranty obligations at October 26, 2018 and April 27, 2018 were not material.
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
Deferred revenue at October 26, 2018 and April 27, 2018 was $280 million and $289 million, respectively. At October 26, 2018 and April 27, 2018, $186 million and $196 million was included in other accrued expenses, respectively, and $94 million and $93 million was included in other liabilities, respectively. During the six months ended October 26, 2018, the Company recognized $126 million of revenue that was included in deferred revenue as of April 27, 2018.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments, primarily related to consumables for previously sold equipment as well as remote monitoring services and equipment maintenance. For contracts that have an original duration of one year or less, the Company has elected the practical expedient applicable to such contracts and does not disclose the transaction price for remaining performance obligations at the end of each reporting period and when the Company expects to recognize this revenue. At October 26, 2018, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $600 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions
The Company had acquisitions during the three and six months ended October 26, 2018 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three or six months ended October 26, 2018. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The acquisition date fair values of the assets and liabilities acquired were as follows:

(in millions)
Current assets	$6
Other intangible assets	118
Goodwill	60
Other assets	3
Total assets acquired	187

Current liabilities	16
Other liabilities	5
Total liabilities assumed	21
Net assets acquired	$166
Refer to Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018 for additional information on the Company's fiscal year 2018 acquisitions.
Acquired In-Process Research & Development
In-process research and development (IPR&D) acquired outside of a business combination is expensed immediately. During the three and six months ended October 26, 2018, the Company acquired $15 million of IPR&D in connection with an asset acquisition, which was recognized in other operating expense, net in the consolidated statements of income. During the three and six months ended October 27, 2017, the Company acquired no IPR&D in connection with an asset acquisition.
Subsequent Acquisitions
In September 2018, the Company announced its intention to acquire Mazor Robotics (Mazor), a pioneer in the field of robotic guidance systems, for approximately $1.6 billion, or $1.3 billion net of its existing stake in Mazor and cash acquired. The acquisition of Mazor should strengthen the Company's position as a global leader in enabling technologies for spine surgery. The Company anticipates the transaction will close in the third quarter of fiscal year 2019. The Company intends to fund the acquisition through the use of existing cash and cash equivalents.
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
The fair value of contingent consideration at October 26, 2018 and April 27, 2018 was $203 million and $173 million, respectively. At October 26, 2018, $79 million was recorded in other liabilities and $124 million was recorded in other accrued expenses in the consolidated balance sheets. At April 27, 2018, $65 million was recorded in other liabilities and $108 million was recorded in other accrued expenses in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Beginning Balance	$208	$242	$173	$246
Purchase price contingent consideration	11	15	46	15
Payments	(1)	(43)	(7)	(46)
Change in fair value	(15)	(24)	(9)	(25)
Ending Balance	$203	$190	$203	$190
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

	Fair Value at
(in millions)	October 26, 2018	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5% - 32.5%
Revenue and other performance-based payments	$104	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2019 - 2025
			Discount rate	5.5%
Product development and other milestone-based payments	$99	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2019 - 2027
5. Divestitures
Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency Businesses

On July 29, 2017, the Company completed the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group segment to Cardinal Health, Inc. (Cardinal). As a result of the transaction, the Company received proceeds of $6.1 billion, which was recorded in the line item proceeds from sale of businesses in the consolidated statements of cash flows, and recognized a before-tax gain of $697 million, which was recognized within gain on sale of businesses in the consolidated statements of income. Among the product lines included in the divestiture were dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. The divestiture also included 17 dedicated manufacturing sites.

During the three months ended October 27, 2017, the Company recognized expenses incurred in connection with the divestiture of $67 million, primarily comprised of professional services, including banker, legal, tax, and advisory fees. During the six months ended October 27, 2017, the Company recognized expenses incurred in connection with the divestiture of $115 million, primarily comprised of professional services, including banker, legal, tax, and advisory fees, as well as $16 million of accelerated stock compensation expense related to the acceleration of the vesting period for employees that transferred with the divestiture. Expenses incurred in connection with the divestiture were recognized in selling, general, and administrative expense in the consolidated statements of income. There were no divestiture-related expenses during the three and six months ended October 26, 2018.

The divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses did not meet the criteria to be classified as discontinued operations, as such, the results of operations of these businesses are included within net income through the date of the divestiture.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company estimates that, in connection with its Enterprise Excellence restructuring program, it will recognize pre-tax exit and disposal costs and other costs associated with the restructuring program across all segments of approximately $1.6 billion to $1.8 billion, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately half of the estimated charges are related to employee termination benefits. The remaining restructuring charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income. For the three and six months ended October 26, 2018, the Company recognized $75 million and $195 million in charges, respectively. Additionally, the Company incurred accrual adjustments of $4 million and $2 million for the three and six months ended October 26, 2018, respectively, related to employee termination benefits being more than initially estimated.

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the six months ended October 26, 2018:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-Downs(2)	Other Costs	Total
April 27, 2018	$27	$2	$—	$—	$29
Charges	78	91	13	13	195
Cash payments	(69)	(88)	—	(4)	(161)
Settled non-cash	—	—	(13)	—	(13)
Accrual adjustments	2	—	—	—	2
October 26, 2018	$38	$5	$—	$9	$52

(1)
Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses. For the three and six months ended October 26, 2018, charges included $22 million and $37 million, respectively, recognized within cost of products sold and $31 million and $54 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

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
A summary of the restructuring accrual and related activity is presented below:

(in millions)	Employee Termination Benefits	Other Costs	Total
April 27, 2018	$116	$22	$138
Cash payments	(28)	(14)	(42)
Accrual adjustments	(7)	—	(7)
October 26, 2018	$81	$8	$89
For the three and six months ended October 26, 2018, the Company recognized no charges and accrual adjustments of $2 million and $7 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination benefits being less than initially estimated.

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
7. Financial Instruments
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
The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at October 26, 2018 and April 27, 2018:

	October 26, 2018
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$607	$—	$(26)	$581	$581	$—
Level 2:
Corporate debt securities	3,859	12	(76)	3,795	3,795	—
U.S. government and agency securities	854	—	(23)	831	831	—
Mortgage-backed securities	502	1	(34)	469	469	—
Non-U.S. government and agency securities	112	—	(1)	111	111	—
Other asset-backed securities	438	—	(3)	435	435	—
Total Level 2	5,765	13	(137)	5,641	5,641	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$6,419	$13	$(166)	$6,266	$6,222	$44

	April 27, 2018
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$732	$—	$(26)	$706	$706	$—
Level 2:
Corporate debt securities	4,179	20	(75)	4,124	4,124	—
U.S. government and agency securities	848	—	(24)	824	824	—
Mortgage-backed securities	725	2	(34)	693	693	—
Non-U.S. government and agency securities	74	—	(1)	73	73	—
Other asset-backed securities	358	—	(2)	356	356	—
Total Level 2	6,184	22	(136)	6,070	6,070	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$6,963	$22	$(165)	$6,820	$6,776	$44

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 26, 2018 and April 27, 2018:

	October 26, 2018
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$223	$(8)	$804	$(41)
Corporate debt securities	2,538	(47)	536	(29)
Mortgage-backed securities	165	(5)	237	(29)
Non-U.S. government and agency securities	42	—	36	(1)
Other asset-backed securities	266	(2)	115	(1)
Auction rate securities	—	—	44	(3)
Total	$3,234	$(62)	$1,772	$(104)

	April 27, 2018
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$762	$(33)	$374	$(17)
Corporate debt securities	2,620	(58)	272	(17)
Mortgage-backed securities	442	(15)	102	(19)
Non-U.S. government and agency securities	32	—	36	(1)
Other asset-backed securities	238	(1)	63	(1)
Auction rate securities	—	—	44	(3)
Total	$4,094	$(107)	$891	$(58)
The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at October 26, 2018:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended October 26, 2018 and October 27, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
There were no purchases, sales, settlements, or gains or losses recognized in earnings or other comprehensive income for available-for-sale securities classified as Level 3 during the three and six months ended October 26, 2018 and October 27, 2017.
Activity related to the Company’s debt securities portfolio is as follows:

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Proceeds from sales	$804	$980	$1,916	$1,951
Gross realized gains	2	11	8	19
Gross realized losses	(12)	(11)	(19)	(14)

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
At October 26, 2018 and April 27, 2018, the credit loss portion of other-than-temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three and six months ended October 26, 2018 and October 27, 2017 were not significant.
The October 26, 2018 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 26, 2018
Due in one year or less	$1,103
Due after one year through five years	2,568
Due after five years through ten years	2,479
Due after ten years	116
Total	$6,266
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
The following table summarizes the Company's equity and other investments at October 26, 2018, which are classified as other assets in the consolidated balance sheets:

(in millions)	October 26, 2018
Investments with readily determinable fair values (marketable equity securities)	$205
Investments without readily determinable fair values	235
Equity method and other investments	71
Total equity and other investments	$511

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Prior to the adoption of ASU 2016-01, marketable equity securities were classified as available-for-sale and measured at fair value with unrealized changes recognized in accumulated other comprehensive income (AOCI), net of deferred taxes. Gains and losses on available-for-sale marketable equity securities were recognized in net income when realized. The Company also accounted for certain investments without quoted market prices under the cost method of accounting.
The following table summarizes the values of the Company's equity and other investments by significant investment category and the related consolidated balance sheet classification at April 27, 2018:

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

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017(1)	October 26, 2018	October 27, 2017(1)
Proceeds from sales	$—	$403	$908	$403
Gross gains	9	—	123	7
Gross losses	(13)	(1)	(29)	(1)
Impairment losses recognized	(12)	(1)	(12)	(1)
(1) Gains and losses for the three and six months ended October 27, 2017 represent realized amounts.
Net losses recognized during the three months ended October 26, 2018 were $4 million, comprised of no net realized gains or losses on equity and other investments sold during the period and $4 million of net unrealized losses on equity and other investments still held at October 26, 2018. Net gains recognized during the six months ended October 26, 2018 were $94 million, comprised of $45 million of net realized gains on equity and other investments sold during the period and $49 million of net unrealized gains on equity and other investments still held at October 26, 2018.
8. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. No commercial paper was outstanding at October 26, 2018, as compared to $698 million at April 27, 2018. During the three and six months ended October 26, 2018, the weighted average original maturity of the commercial paper outstanding was approximately 29 and 27 days, respectively, and the weighted average interest rate was 2.02 percent and 2.05 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Line of Credit
The Company has a $3.5 billion five-year revolving syndicated line of credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. No amounts were outstanding at October 26, 2018 and April 27, 2018.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remained in compliance with at October 26, 2018.
Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	October 26, 2018	April 27, 2018
Current debt obligations	2019 - 2020	$1,343	$2,058

Long-term debt
Floating rate five-year 2015 senior notes	2020	500	500
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
3.350 percent ten-year 2017 senior notes	2027	850	850
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,150	4,150
Bank borrowings	2020 - 2022	105	125
Debt premium, net	2020 - 2045	112	120
Capital lease obligations	2020 - 2025	21	21
Interest rate swaps	2021 - 2022	(11)	(6)
Deferred financing costs	2020 - 2045	(100)	(107)
Long-term debt		$23,673	$23,699
Senior Notes
The Company has outstanding unsecured senior debt obligations, described both as senior notes and current debt obligations in the table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at October 26, 2018. For additional information regarding the terms of these agreements,

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018.
Financial Instruments Not Measured at Fair Value
At October 26, 2018, the estimated fair value of the Company’s Senior Notes was $24.8 billion compared to a principal value of $24.5 billion. At April 27, 2018, the estimated fair value was $25.1 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
9. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The cash flows related to all of the Company's derivative instruments are reported as operating activities in the consolidated statement of cash flows. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $10.5 billion and $11.5 billion at October 26, 2018 and April 27, 2018, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets and statements of income.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of these contracts outstanding at October 26, 2018 and April 27, 2018 was $4.0 billion and $5.2 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also entered into total return swaps in fiscal year 2018, which are used to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at October 26, 2018 and April 27, 2018 was $185 million and $210 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings.
The amounts and classification of the gains (losses) in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the three and six months ended October 26, 2018 and October 27, 2017 were as follows:

		Three months ended		Six months ended
(in millions)	Classification	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Currency exchange rate contracts	Other operating expense, net	$71	$(42)	$201	$(137)
Total return swaps	Other operating expense, net	(11)	9	—	15
Total		$60	$(33)	$201	$(122)
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

of accumulated other comprehensive loss. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings.
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and six months ended October 26, 2018 and October 27, 2017. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness, and no hedges were derecognized or discontinued during the three and six months ended October 26, 2018 and October 27, 2017. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 26, 2018 and April 27, 2018, was $6.4 billion and $6.3 billion, respectively, and will mature within the subsequent two-year period.
The amount of gross gains (losses), classification of the gains (losses) in the consolidated statements of income, and the AOCI related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for the three and six months ended October 26, 2018 and October 27, 2017 were as follows:

	Three months ended October 26, 2018
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$174	Other operating expense, net	$11

	Three months ended October 27, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$30	Other operating expense, net	$(10)

	Six months ended October 26, 2018
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$444	Other operating expense, net	$8

	Six months ended October 27, 2017
	Recognized in AOCI	Recognized in Income
(in millions)	Amount	Classification	Amount
Currency exchange rate contracts	$(220)	Other operating expense, net	$12
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
At October 26, 2018 and April 27, 2018, the Company had $133 million and $(207) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $118 million of after-tax net unrealized gains at October 26, 2018 will be recognized in the consolidated statements of income over the next 12 months.
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
Changes in the fair value of the derivative instruments are recognized in interest expense, and are offset by changes in the fair value of the underlying debt instrument. The gains (losses) from terminated interest rate swap agreements are recognized in long-

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction of (addition to) interest expense over the remaining life of the related debt.
At both October 26, 2018 and April 27, 2018, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
At October 26, 2018 and April 27, 2018, the market value of outstanding interest rate swap agreements was a net unrealized loss of $11 million and $6 million, respectively. The amounts were recorded in other liabilities, with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recognized as a result of these fair value hedges for the three and six months ended October 26, 2018 and October 27, 2017. In addition, the Company did not recognize any gains or losses during the three and six months ended October 26, 2018 and October 27, 2017 on firm commitments that no longer qualify as fair value hedges.
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at October 26, 2018 and April 27, 2018. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	October 26, 2018
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$172	Other accrued expenses	$12
Interest rate contracts	Other assets	5	Other liabilities	16
Currency exchange rate contracts	Other assets	88	Other liabilities	3
Total derivatives designated as hedging instruments		265		31
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	30	Other accrued expenses	22
Total return swap	Other current assets	—	Other accrued expenses	12
Cross currency interest rate contracts	Other current assets	4	Other accrued expenses	4
Stock warrants	Other assets	17	Other liabilities	—
Cross currency interest rate contracts	Other assets	5	Other liabilities	1
Total derivatives not designated as hedging instruments		56		39
Total derivatives		$321		$70

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 27, 2018
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$37	Other accrued expenses	$162
Interest rate contracts	Other assets	8	Other liabilities	14
Currency exchange rate contracts	Other assets	11	Other liabilities	51
Total derivatives designated as hedging instruments		56		227
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	31	Other accrued expenses	25
Total return swaps	Other current assets	4	Other accrued expenses	—
Stock warrants	Other assets	21	Other liabilities	—
Cross currency interest rate contracts	Other assets	6	Other liabilities	6
Total derivatives not designated as hedging instruments		62		31
Total derivatives		$118		$258
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	October 26, 2018		April 27, 2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$294	$27	$79	$39
Derivative liabilities	41	29	238	20

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a gross basis, even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The cash flows related to collateral posted and received are reported gross as investing and financing activities, respectively, in the consolidated statements of cash flows. The following tables provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

	October 26, 2018
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Securities Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$290	$(35)	$(18)	$—	$237
Interest rate contracts	5	(2)	—	—	3
Stock warrants	17	—	—	—	17
Cross currency interest rate contracts	9	(1)	—	—	8
	321	(38)	(18)	—	265
Derivative liabilities:
Currency exchange rate contracts	(37)	25	—	—	(12)
Interest rate contracts	(16)	12	—	—	(4)
Total return swaps	(12)	—	—	—	(12)
Cross currency interest rate contracts	(5)	1	—	—	(4)
	(70)	38	—	—	(32)
Total	$251	$—	$(18)	$—	$233

	April 27, 2018
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Securities Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$79	$(61)	$—	$—	$18
Interest rate contracts	8	(6)	—	—	2
Total return swaps	4	—	—	—	4
Stock warrants	21	—	—	—	21
Cross currency interest rate contracts	6	(4)	—	—	2
	118	(71)	—	—	47
Derivative liabilities:
Currency exchange rate contracts	(238)	61	—	74	(103)
Interest rate contracts	(14)	6	—	2	(6)
Cross currency interest rate contracts	(6)	4	—	—	(2)
	(258)	71	—	76	(111)
Total	$(140)	$—	$—	$76	$(64)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	October 26, 2018	April 27, 2018
Finished goods	$2,479	$2,407
Work in-process	562	496
Raw materials	722	676
Total	$3,763	$3,579
11. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 27, 2018	$6,791	$21,155	$9,717	$1,880	$39,543
Goodwill as a result of acquisitions	—	20	40	—	60
Currency translation	(82)	(772)	(143)	(1)	(998)
October 26, 2018	$6,709	$20,403	$9,614	$1,879	$38,605
The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three or six months ended October 26, 2018 or October 27, 2017.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	October 26, 2018		April 27, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,917	$(3,611)	$16,949	$(3,139)
Purchased technology and patents	11,553	(4,784)	11,569	(4,441)
Trademarks and tradenames	821	(582)	822	(569)
Other	89	(55)	94	(52)
Total	$29,380	$(9,032)	$29,434	$(8,201)
Indefinite-lived:
IPR&D	$471		$490

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company recognized $61 million of definite-lived intangible asset charges during the six months ended October 26, 2018 in connection with the exit of a business within the Cardiac and Vascular Group segment, which were recognized in other operating expense, net in the consolidated statements of income. The Company did not recognize any definite-lived intangible asset charges during the three months ended October 26, 2018 or during the three or six months ended October 27, 2017.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company did not recognize any significant indefinite-lived intangibles impairments during the three or six months ended October 26, 2018 or October 27, 2017. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation a certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three and six months ended October 26, 2018 was $445 million and $891 million, respectively, as compared to $460 million and $914 million for the three and six months ended October 27, 2017, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at October 26, 2018, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2019	$852
2020	1,692
2021	1,676
2022	1,636
2023	1,568
2024	1,526
12. Income Taxes
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
As of October 26, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act. The Company’s calculation of the transition tax and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances are based on reasonable estimates. The Company made the following adjustments to the provisional calculations during the three and six months ended October 26, 2018:

•
A $37 million increase to the transition tax liability was recorded during the three months ended October 26, 2018. During the six months ended October 26, 2018, a net $13 million reduction to the transition tax liability was recorded, resulting in a total provisional transition tax charge of $2.5 billion as of October 26, 2018. The Company has not yet completed the calculation of the total post-1986 foreign earnings & profits (E&P) and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
No adjustments were recorded during the three and six months ended October 26, 2018 associated with the remeasurement of deferred tax assets, liabilities, and valuation allowances. The Company continues to report the impact from the remeasurement of deferred tax assets, liabilities, and valuation allowances as provisional.

The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred (the "period cost method").
The Company’s effective tax rate for the three and six months ended October 26, 2018 was 17.3 percent and 13.3 percent, respectively, as compared to (16.5) percent and (3.4) percent for the three and six months ended October 27, 2017, respectively. The increase in the effective tax rate for the three and six months ended October 26, 2018, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impacts from certain tax adjustments, the gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the second quarter of fiscal year 2018, the finalization of certain tax returns and audits, the impact from the lapse of federal statutes of limitations, excess tax benefits related to stock-based compensation, and year-over-year changes in operational results by jurisdiction.
Certain Tax Adjustments
During the three months ended October 26, 2018, the charge from certain tax adjustments of $58 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A charge of $37 million associated with the transition tax liability recorded in connection with the Tax Act, as noted above. The income tax provision associated with the impact of the Tax Act is based on a reasonable estimate and will be finalized within the measurement period in accordance with U.S. GAAP.

•
A charge of $21 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current quarter sale of U.S. manufactured inventory held as of April 27, 2018.

During the six months ended October 26, 2018, the net charge from certain tax adjustments of $29 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A benefit of $13 million associated with the transition tax liability recorded in connection with the Tax Act, as noted above. The income tax provision associated with the impact of the Tax Act is based on a reasonable estimate and will be finalized within the measurement period in accordance with U.S. GAAP.

•
A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current year sale of U.S. manufactured inventory held as of April 27, 2018.

During the three months ended October 27, 2017, the net benefit from certain tax adjustments of $404 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $398 million associated with the intercompany sales of intellectual property.

•	A benefit of $6 million related to the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
During the six months ended October 27, 2017, the net benefit from certain tax adjustments of $344 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $398 million associated with the intercompany sales of intellectual property.

•	A net charge of $54 million primarily related to the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At both October 26, 2018 and April 27, 2018, the Company's gross unrecognized tax benefits were $1.7 billion. In addition, the Company had accrued gross interest and penalties of $170 million at October 26, 2018. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.7 billion would impact the Company’s effective tax rate. At both October 26, 2018 and April 27, 2018, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
Refer to Note 17 to the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Numerator:
Net income attributable to ordinary shareholders	$1,115	$2,017	$2,190	$3,033
Denominator:
Basic – weighted average shares outstanding	1,349.2	1,355.1	1,350.9	1,358.5
Effect of dilutive securities:
Employee stock options	8.5	7.7	8.4	8.5
Employee restricted stock units	3.1	3.0	3.3	3.5
Other	0.1	—	0.4	0.3
Diluted – weighted average shares outstanding	1,360.9	1,365.8	1,363.0	1,370.8

Basic earnings per share	$0.83	$1.49	$1.62	$2.23
Diluted earnings per share	$0.82	$1.48	$1.61	$2.21
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 7 million and 6 million ordinary shares for the three and six months ended October 26, 2018, respectively, and 5 million and 4 million ordinary shares for the three and six months ended October 27, 2017, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three and six months ended October 26, 2018 and October 27, 2017:

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Stock options	$33	$42	$51	$77
Restricted stock	65	59	101	107
Employee stock purchase plan	6	5	16	14
Total stock-based compensation expense	$104	$106	$168	$198

Cost of products sold	$12	$14	$18	$24
Research and development expense	13	12	21	21
Selling, general, and administrative expense	79	80	129	153
Total stock-based compensation expense	104	106	168	198
Income tax benefits	(21)	(32)	(32)	(57)
Total stock-based compensation expense, net of tax	$83	$74	$136	$141
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 26, 2018 and October 27, 2017:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Service cost	$27	$29	$15	$17
Interest cost	33	30	7	7
Expected return on plan assets	(54)	(52)	(14)	(13)
Amortization of net actuarial loss	19	20	3	4
Net periodic benefit cost	$25	$27	$11	$15

	U.S.		Non-U.S.
	Six months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Service cost	$54	$58	$30	$34
Interest cost	66	60	14	14
Expected return on plan assets	(108)	(104)	(28)	(26)
Amortization of net actuarial loss	38	40	6	8
Net periodic benefit cost	$50	$54	$22	$30

Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

16. Accumulated Other Comprehensive Income and Supplemental Equity Disclosure
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 27, 2018	$(194)	$(268)	$(1,117)	$(207)	$(1,786)
Other comprehensive income (loss) before reclassifications	(19)	(1,252)	—	343	(928)
Reclassifications	10	—	48	(3)	55
Other comprehensive income (loss)	(9)	(1,252)	48	340	(873)
Cumulative effect of change in accounting principle(1)	47	—	—	—	47
October 26, 2018	$(156)	$(1,520)	$(1,069)	$133	$(2,612)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,452)	$(1,129)	$37	$(2,613)
Other comprehensive income (loss) before reclassifications	63	662	(19)	(140)	566
Reclassifications	(8)	(34)	33	(4)	(13)
Other comprehensive income (loss)	55	628	14	(144)	553
October 27, 2017	$(14)	$(824)	$(1,115)	$(107)	$(2,060)

(1)	Refer to Note 2 to the consolidated financial statements for discussion regarding the adoption of accounting standards during the six months ended October 26, 2018.
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the six months ended October 26, 2018 and October 27, 2017 was a benefit of $1 million and an expense of $27 million, respectively. During the six months ended October 26, 2018, there was no income tax on realized gains and losses on investment securities reclassified from AOCI. During the six months ended October 27, 2017, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $4 million. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 7 to the consolidated financial statements for additional information.

For the six months ended October 26, 2018, the income tax benefit on cumulative translation adjustments was $5 million. Due to recently enacted U.S. Tax Reform and change in permanently reinvested assertion with respect to certain earnings, the Company continues to evaluate the tax impact these events may have on cumulative translation adjustments. For the six months ended October 27, 2017, taxes were not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that were intended to be indefinitely reinvested outside the U.S.

The net change in retirement obligations in other comprehensive income includes net amortization of actuarial losses included in net periodic benefit cost. During the six months ended October 26, 2018, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during the six months ended October 27, 2017 was a benefit of $4 million. During the six months ended October 26, 2018 and October 27, 2017, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $10 million and $15 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 15 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The income tax on unrealized gains and losses on derivative financial instruments in other comprehensive income before reclassifications during the six months ended October 26, 2018 and October 27, 2017 was an expense of $100 million and a benefit of $81 million, respectively. During the six months ended October 26, 2018 and October 27, 2017, gains and losses on derivative financial instruments reclassified from AOCI were reduced by income taxes of $3 million and $4 million, respectively. When realized, cash flow hedge gains and losses reclassified from AOCI are recognized within other operating expense, net, and forward starting interest rate derivative financial instrument gains and losses reclassified from AOCI are recognized within interest expense. Refer to Note 9 to the consolidated financial statements for additional information.

The supplemental equity schedule below presents changes in the Company's total shareholders' equity and noncontrolling interests for the six months ended October 26, 2018 and October 27, 2017.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 27, 2018	$50,720	$102	$50,822
Net income	2,190	7	2,197
Other comprehensive loss	(873)	(3)	(876)
Dividends to shareholders	(1,351)	—	(1,351)
Issuance of shares under stock purchase and award plans	744	—	744
Repurchase of ordinary shares	(1,991)	—	(1,991)
Stock-based compensation	168	—	168
Changes to noncontrolling ownership interests	—	1	1
October 26, 2018	$49,607	$107	$49,714

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 28, 2017	$50,294	$122	$50,416
Net income (loss)	3,033	(11)	3,022
Other comprehensive income	553	—	553
Dividends to shareholders	(1,247)	—	(1,247)
Issuance of shares under stock purchase and award plans	177	—	177
Repurchase of ordinary shares	(1,835)	—	(1,835)
Stock-based compensation	198	—	198
Cumulative effect of change in accounting principle	296	—	296
Changes to noncontrolling ownership interests	—	(2)	(2)
October 27, 2017	$51,469	$109	$51,578
Cash dividends declared and paid per ordinary share were $0.50 for each quarter in fiscal year 2019 and $0.46 for each quarter in fiscal year 2018.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At October 26, 2018 and April 27, 2018, accrued litigation was approximately $0.9 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of November 1, 2018, the Company had reached agreements to settle approximately 15,100 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Sasso
The Company is involved in litigation in Indiana relating to certain patent and royalty disputes with Dr. Sasso under agreements originally entered into in 1999 and 2001. On November 28, 2018, a jury in Indiana state court returned a verdict against the Company for approximately $112 million. The Company has strong arguments to appeal the verdict and will file post-trial motions and, if necessary, appeals with the appropriate appellate courts. The Company has not recognized an expense in connection with this matter because it does not currently believe a loss is probable under U.S. GAAP.
Shareholder Related Matters
INFUSE
West Virginia Pipe Trades and Phil Pace, on June 27, 2013 and July 3, 2013, respectively, filed putative class action complaints against Medtronic, Inc. and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements and engaged in a scheme to defraud regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The matters were consolidated in September 2013, and in the consolidated complaint plaintiffs alleged a class period of September 28, 2010 through August 3, 2011. On September 30, 2015, the District Court granted defendants’ motion for summary judgment in the consolidated matters. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and in December of 2016 the Eighth Circuit Court reversed and remanded the case to the District Court for further proceedings. On January 30, 2018, the District Court issued an order certifying a class for the period of September 8, 2010 through June 28, 2011. In July of 2018, the parties reached an agreement to settle this matter, and in September of 2018, the Company paid the settlement amount into a qualified settlement fund to be distributed following final court approval.
COVIDIEN ACQUISITION
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On March 20, 2015, the District Court issued an order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal, and, in January of 2016, the Minnesota State Court of Appeals affirmed in part, and reversed in part. On April 19, 2016 the Minnesota Supreme Court granted the Company’s petition to review the issue of whether most of the original claims are properly characterized as direct or derivative under Minnesota law. In August of 2017, the Minnesota Supreme Court affirmed the decision of the Minnesota State Court of Appeals, sending the matter back to the trial court for further proceedings, which are ongoing. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
HEARTWARE
On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against HeartWare on behalf of all persons and entities who purchased or otherwise acquired shares of HeartWare from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims HeartWare and one of its executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, HeartWare’s response to a June 2014 U.S. FDA warning letter, the development of the Miniaturized Ventricular Assist Device (MVAD) System and the proposed acquisition of Valtech Cardio Ltd. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of HeartWare’s stock during the Class Period. In August of 2016, the Company acquired HeartWare. In October of 2018, the parties reached an agreement to settle this matter. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Since the early 2000s, the Company or its predecessors have also been involved in a lawsuit filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People’s Alliance. Plaintiffs sought an injunction requiring the Company's predecessor to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.
Following a trial in March 2002, the Court held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company’s predecessor was liable for the cost of performing a study of the River and Bay. Following a second trial in June 2014, the Court ordered that further engineering study and engineering design work was needed to determine the nature and extent of remediation in the Penobscot River and Bay. The Court also appointed an engineering firm to conduct such studies and issue a report on potential remediation alternatives. In connection with these proceedings, reports have been produced including a variety of cost estimates for a variety of potential remedial options. A third trial to determine the course of remediation to be pursued is scheduled to occur in October of 2019.
The Company's accrued expenses for environmental proceedings are included within accrued litigation as discussed above.
Government Matters
Since 2011, the Company or one of its predecessors, including ev3, Inc. (“ev3”), has been responding to requests from the Department of Justice and U.S. Department of Health and Human Services for information about business practices dating back to 2005 relating to several neurovascular and peripheral vascular products developed and first marketed by those predecessors. The Company has provided information in response to these requests, and in November of 2018, the Company reached agreements to resolve certain of these matters through two separate civil settlements and, in the case of sales of one product, a misdemeanor plea agreement by ev3 for conduct between October 2005 and December 2009. The misdemeanor conduct ended prior to the Covidien acquisition of ev3 in 2010 and many years before the Medtronic acquisition of Covidien. The Company’s accrued expenses for the resolved matters are included within accrued litigation as discussed above. The Company continues to provide information to the Department of Justice in responding to requests that were not subject to the resolutions described above. The Company has not recognized an expense in connection with any ongoing investigation, because any such potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from the ongoing information requests.
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
Refer to Note 12 for additional discussion of income taxes.
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
18. Segment and Geographic Information
Segment disclosures are on a performance basis consistent with internal management reporting. Net sales of the Company's reportable segments include end-customer revenues from the sale of products the segment develops, manufactures, and distributes. There are certain corporate and centralized expenses that are not allocated to the segments.
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
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Net Sales

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Cardiac and Vascular Group	$2,858	$2,773	$5,669	$5,419
Minimally Invasive Therapies Group	2,047	1,952	4,099	4,438
Restorative Therapies Group	1,993	1,863	3,942	3,672
Diabetes Group	583	462	1,155	911
Total	$7,481	$7,050	$14,865	$14,440

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Segment EBITA

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Cardiac and Vascular Group	$1,140	$1,104	$2,191	$2,115
Minimally Invasive Therapies Group	792	761	1,569	1,636
Restorative Therapies Group	805	750	1,571	1,430
Diabetes Group	176	91	349	202
Segment EBITA	2,913	2,706	5,680	5,383
Interest expense	(241)	(273)	(483)	(559)
Interest income	66	100	147	192
Amortization of intangible assets	(445)	(460)	(891)	(914)
Corporate	(335)	(339)	(646)	(616)
Centralized distribution costs	(482)	(486)	(929)	(928)
Restructuring and associated costs	(77)	(18)	(190)	(32)
Acquisition-related items	(4)	(18)	(40)	(71)
Gain/(loss) on minority investments	(25)	—	85	—
IPR&D charges	(15)	—	(15)	—
Certain litigation charges	—	—	(103)	—
Exit of business	—	—	(80)	—
Divestiture-related items	—	(67)	—	(115)
Gain on sale of businesses	—	697	—	697
Contribution to Medtronic Foundation	—	(80)	—	(80)
Hurricane Maria	—	(34)	—	(34)
Income Before Income Taxes	$1,355	$1,728	$2,535	$2,923
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and six months ended October 26, 2018 and October 27, 2017 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Ireland	$22	$22	$44	$42

United States	4,045	3,734	7,909	7,776
Rest of world	3,414	3,294	6,912	6,622
Total other countries, excluding Ireland	7,459	7,028	14,821	14,398
Total	$7,481	$7,050	$14,865	$14,440

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The following presents the Company’s consolidating statements of comprehensive income for the three and six months ended October 26, 2018 and October 27, 2017, condensed consolidating balance sheets at October 26, 2018 and April 27, 2018, and condensed consolidating statements of cash flows for the six months ended October 26, 2018 and October 27, 2017. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries. The Company has presented the provisional tax impacts related to the Tax Act within the condensed consolidating financial statements for the three and six months ended October 26, 2018, at the subsidiary which the Company reasonably expects to be affected by the Tax Act. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
During the six months ended October 26, 2018, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$364	$—	$7,481	$(364)	$7,481

Costs and expenses:
Cost of products sold	—	280	—	2,162	(239)	2,203
Research and development expense	—	176	—	414	—	590
Selling, general, and administrative expense	4	413	—	2,188	—	2,605
Amortization of intangible assets	—	2	—	443	—	445
Restructuring charges, net	—	1	—	23	—	24
Other operating expense (income), net	24	(672)	—	834	(116)	70
Operating profit (loss)	(28)	164	—	1,417	(9)	1,544
Other non-operating (income) expense, net	—	(138)	(175)	(429)	690	(52)
Interest expense	108	482	113	228	(690)	241
Equity in net (income) loss of subsidiaries	(1,249)	(762)	(1,187)	—	3,198	—
Income (loss) before income taxes	1,113	582	1,249	1,618	(3,207)	1,355
Income tax (benefit) provision	(2)	(15)	—	252	—	235
Net income (loss)	1,115	597	1,249	1,366	(3,207)	1,120
Net (income) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income (loss) attributable to Medtronic	1,115	597	1,249	1,361	(3,207)	1,115
Other comprehensive income (loss), net of tax	(289)	(194)	(289)	(310)	790	(292)
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$826	$403	$960	$1,054	$(2,417)	$826

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$726	$—	$14,865	$(726)	$14,865

Costs and expenses:
Cost of products sold	—	553	—	4,330	(476)	4,407
Research and development expense	—	344	—	831	—	1,175
Selling, general, and administrative expense	6	781	—	4,415	—	5,202
Amortization of intangible assets	—	4	—	887	—	891
Restructuring charges, net	—	11	—	75	—	86
Certain litigation charges	—	78	—	25	—	103
Other operating expense (income), net	25	(931)	—	1,349	(222)	221
Operating profit (loss)	(31)	(114)	—	2,953	(28)	2,780
Other non-operating (income) expense, net	—	(297)	(339)	(934)	1,332	(238)
Interest expense	208	946	216	445	(1,332)	483
Equity in net (income) loss of subsidiaries	(2,425)	(1,584)	(2,302)	—	6,311	—
Income (loss) before income taxes	2,186	821	2,425	3,442	(6,339)	2,535
Income tax (benefit) provision	(4)	(119)	—	461	—	338
Net income (loss)	2,190	940	2,425	2,981	(6,339)	2,197
Net (income) loss attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Net income (loss) attributable to Medtronic	2,190	940	2,425	2,974	(6,339)	2,190
Other comprehensive income (loss), net of tax	(873)	(503)	(873)	(914)	2,287	(876)
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total comprehensive income (loss)	$1,317	$437	$1,552	$2,063	$(4,052)	$1,317

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 27, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$300	$—	$7,050	$(300)	$7,050

Costs and expenses:
Cost of products sold	—	231	—	2,093	(201)	2,123
Research and development expense	—	170	—	386	—	556
Selling, general, and administrative expense	3	413	—	2,123	—	2,539
Amortization of intangible assets	—	2	—	458	—	460
Restructuring charges, net	—	—	—	8	—	8
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense (income), net	12	(216)	—	482	(111)	167
Operating profit (loss)	(15)	(300)	—	2,197	12	1,894
Other non-operating (income) expense, net	—	(71)	(103)	(348)	415	(107)
Interest expense	60	425	48	155	(415)	273
Equity in net (income) loss of subsidiaries	(2,091)	(1,408)	(2,036)	—	5,535	—
Income (loss) before income taxes	2,016	754	2,091	2,390	(5,523)	1,728
Income tax (benefit) provision	(1)	(202)	—	(82)	—	(285)
Net income (loss)	2,017	956	2,091	2,472	(5,523)	2,013
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income (loss) attributable to Medtronic	2,017	956	2,091	2,476	(5,523)	2,017
Other comprehensive (loss) income, net of tax	(136)	(56)	(136)	(150)	342	(136)
Comprehensive loss attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income (loss)	$1,881	$900	$1,955	$2,326	$(5,181)	$1,881

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 27, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$604	$—	$14,439	$(603)	$14,440

Costs and expenses:
Cost of products sold	—	456	—	4,422	(403)	4,475
Research and development expense	—	329	—	776	—	1,105
Selling, general, and administrative expense	5	752	—	4,362	—	5,119
Amortization of intangible assets	—	4	—	910	—	914
Restructuring charges, net	—	2	—	14	—	16
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense (income), net	25	(586)	—	1,009	(216)	232
Operating profit (loss)	(30)	(353)	—	3,643	16	3,276
Other non-operating (income) expense, net	—	(149)	(212)	(679)	834	(206)
Interest expense	109	865	82	337	(834)	559
Equity in net (income) loss of subsidiaries	(3,169)	(1,740)	(3,039)	—	7,948	—
Income (loss) before income taxes	3,030	671	3,169	3,985	(7,932)	2,923
Income tax (benefit) provision	(3)	(320)	—	224	—	(99)
Net income (loss)	3,033	991	3,169	3,761	(7,932)	3,022
Net loss attributable to noncontrolling interests	—	—	—	11	—	11
Net income (loss) attributable to Medtronic	3,033	991	3,169	3,772	(7,932)	3,033
Other comprehensive income (loss), net of tax	553	520	553	530	(1,603)	553
Comprehensive loss attributable to noncontrolling interests	—	—	—	11	—	11
Total comprehensive income (loss)	$3,586	$1,511	$3,722	$4,302	$(9,535)	$3,586

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
October 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$24	$495	$3,392	$—	$3,911
Investments	—	—	—	6,222	—	6,222
Accounts receivable, net	—	—	—	5,743	—	5,743
Inventories, net	—	181	—	3,735	(153)	3,763
Intercompany receivable	67	13,184	—	28,617	(41,868)	—
Other current assets	11	172	—	1,831	—	2,014
Total current assets	78	13,561	495	49,540	(42,021)	21,653
Property, plant, and equipment, net	—	1,431	—	3,105	—	4,536
Goodwill	—	1,883	—	36,722	—	38,605
Other intangible assets, net	—	24	—	20,795	—	20,819
Tax assets	—	418	—	996	—	1,414
Investment in subsidiaries	61,711	75,089	62,646	—	(199,446)	—
Intercompany loans receivable	3,000	6,535	22,128	34,193	(65,856)	—
Other assets	—	264	—	859	—	1,123
Total assets	$64,789	$99,205	$85,269	$146,210	$(307,323)	$88,150
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,000	$343	$—	$1,343
Accounts payable	—	458	—	1,284	—	1,742
Intercompany payable	—	19,544	9,073	13,251	(41,868)	—
Accrued compensation	9	709	—	945	—	1,663
Accrued income taxes	—	—	—	536	—	536
Other accrued expenses	20	419	4	2,736	—	3,179
Total current liabilities	29	21,130	10,077	19,095	(41,868)	8,463
Long-term debt	—	20,602	845	2,226	—	23,673
Accrued compensation and retirement benefits	—	822	—	479	—	1,301
Accrued income taxes	10	627	—	2,313	—	2,950
Intercompany loans payable	15,143	14,332	19,661	16,720	(65,856)	—
Deferred tax liabilities	—	—	—	1,325	—	1,325
Other liabilities	—	54	—	670	—	724
Total liabilities	15,182	57,567	30,583	42,828	(107,724)	38,436
Shareholders’ equity	49,607	41,638	54,686	103,275	(199,599)	49,607
Noncontrolling interests	—	—	—	107	—	107
Total equity	49,607	41,638	54,686	103,382	(199,599)	49,714
Total liabilities and equity	$64,789	$99,205	$85,269	$146,210	$(307,323)	$88,150

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$147	$(1,335)	$123	$3,930	$—	$2,865
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(119)	—	(119)
Additions to property, plant, and equipment	—	(133)	—	(364)	—	(497)
Purchases of investments	—	—	—	(1,444)	—	(1,444)
Sales and maturities of investments	—	76	—	2,748	—	2,824
Capital contribution paid	(18)	(32)	—	—	50	—
Net cash provided by (used in) investing activities	(18)	(89)	—	821	50	764
Financing Activities:
Change in current debt obligations, net	—	—	(696)	(4)	—	(700)
Issuance of long-term debt	—	—	—	1	—	1
Payments on long-term debt	—	—	—	(17)	—	(17)
Dividends to shareholders	(1,351)	—	—	—	—	(1,351)
Issuance of ordinary shares	800	—	—	—	—	800
Repurchase of ordinary shares	(2,047)	—	—	—	—	(2,047)
Net intercompany loan borrowings (repayments)	2,469	1,428	1,067	(4,964)	—	—
Capital contribution received	—	—	—	50	(50)	—
Other financing activities	—	—	—	11	—	11
Net cash provided by (used in) financing activities	(129)	1,428	371	(4,923)	(50)	(3,303)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(84)	—	(84)
Net change in cash and cash equivalents	—	4	494	(256)	—	242
Cash and cash equivalents at beginning of period	—	20	1	3,648	—	3,669
Cash and cash equivalents at end of period	$—	$24	$495	$3,392	$—	$3,911

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 27, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$157	$(743)	$162	$2,068	$—	$1,644
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(76)	—	(76)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	(132)	—	(392)	—	(524)
Purchases of investments	—	—	—	(1,685)	—	(1,685)
Sales and maturities of investments	—	—	—	2,354	—	2,354
Capital contribution paid	—	(12)	(4,200)	—	4,212	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	(144)	(4,200)	6,257	4,212	6,125
Financing Activities:
Change in current debt obligations, net	—	—	(202)	12	—	(190)
Issuance of long-term debt	—	—	—	20	—	20
Payments on long-term debt	—	(3,000)	—	(1,161)	—	(4,161)
Dividends to shareholders	(1,247)	—	—	—	—	(1,247)
Issuance of ordinary shares	230	—	—	—	—	230
Repurchase of ordinary shares	(1,888)	—	—	—	—	(1,888)
Net intercompany loan borrowings (repayments)	2,748	3,889	5,057	(11,694)	—	—
Capital contribution received	—	—	—	4,212	(4,212)	—
Other financing activities	—	—	—	(41)	—	(41)
Net cash provided by (used in) financing activities	(157)	889	4,855	(8,652)	(4,212)	(7,277)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	70	—	70
Net change in cash and cash equivalents	—	2	817	(257)	—	562
Cash and cash equivalents at beginning of period	—	45	5	4,917	—	4,967
Cash and cash equivalents at end of period	$—	$47	$822	$4,660	$—	$5,529

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,481	$—	$7,481

Costs and expenses:
Cost of products sold	—	—	—	2,203	—	2,203
Research and development expense	—	—	—	590	—	590
Selling, general, and administrative expense	4	—	1	2,600	—	2,605
Amortization of intangible assets	—	—	—	445	—	445
Restructuring charges, net	—	—	—	24	—	24
Other operating expense, net	24	—	—	46	—	70
Operating profit (loss)	(28)	—	(1)	1,573	—	1,544
Other non-operating (income) expense, net	—	(9)	(183)	(150)	290	(52)
Interest expense	108	22	113	288	(290)	241
Equity in net (income) loss of subsidiaries	(1,249)	(629)	(1,180)	—	3,058	—
Income (loss) before income taxes	1,113	616	1,249	1,435	(3,058)	1,355
Income tax (benefit) provision	(2)	—	—	237	—	235
Net income (loss)	1,115	616	1,249	1,198	(3,058)	1,120
Net loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net income (loss) attributable to Medtronic	1,115	616	1,249	1,193	(3,058)	1,115
Other comprehensive income (loss), net of tax	(289)	(91)	(289)	(295)	672	(292)
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$826	$525	$960	$901	$(2,386)	$826

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$14,865	$—	$14,865

Costs and expenses:
Cost of products sold	—	—	—	4,407	—	4,407
Research and development expense	—	—	—	1,175	—	1,175
Selling, general, and administrative expense	6	—	1	5,195	—	5,202
Amortization of intangible assets	—	—	—	891	—	891
Restructuring charges, net	—	—	—	86	—	86
Certain litigation charges	—	—	—	103	—	103
Other operating expense, net	25	—	—	196	—	221
Operating profit (loss)	(31)	—	(1)	2,812	—	2,780
Other non-operating (income) expense, net	—	(19)	(352)	(424)	557	(238)
Interest expense	208	43	216	573	(557)	483
Equity in net (income) loss of subsidiaries	(2,425)	(1,585)	(2,290)	—	6,300	—
Income (loss) before income taxes	2,186	1,561	2,425	2,663	(6,300)	2,535
Income tax (benefit) provision	(4)	—	—	342	—	338
Net income (loss)	2,190	1,561	2,425	2,321	(6,300)	2,197
Net loss attributable to noncontrolling interests	—	—	—	(7)	—	(7)
Net income (loss) attributable to Medtronic	2,190	1,561	2,425	2,314	(6,300)	2,190
Other comprehensive income (loss), net of tax	(873)	(331)	(873)	(879)	2,080	(876)
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total comprehensive income (loss)	$1,317	$1,230	$1,552	$1,438	$(4,220)	$1,317

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended October 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,050	$—	$7,050

Costs and expenses:
Cost of products sold	—	—	—	2,123	—	2,123
Research and development expense	—	—	—	556	—	556
Selling, general, and administrative expense	3	—	—	2,536	—	2,539
Amortization of intangible assets	—	—	—	460	—	460
Restructuring charges, net	—	—	—	8	—	8
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense, net	12	—	—	155	—	167
Operating profit (loss)	(15)	—	—	1,909	—	1,894
Other non-operating (income) expense, net	—	(16)	(107)	(135)	151	(107)
Interest expense	60	21	48	295	(151)	273
Equity in net (income) loss of subsidiaries	(2,091)	(1,264)	(2,032)	—	5,387	—
Income (loss) before income taxes	2,016	1,259	2,091	1,749	(5,387)	1,728
Income tax (benefit) provision	(1)	—	—	(284)	—	(285)
Net income (loss)	2,017	1,259	2,091	2,033	(5,387)	2,013
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income (loss) attributable to Medtronic	2,017	1,259	2,091	2,037	(5,387)	2,017
Other comprehensive (loss) income, net of tax	(136)	(120)	(136)	(136)	392	(136)
Comprehensive loss attributable to noncontrolling interests	—	—	—	4	—	4
Total comprehensive income (loss)	$1,881	$1,139	$1,955	$1,901	$(4,995)	$1,881

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Six Months Ended October 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$14,440	$—	$14,440

Costs and expenses:
Cost of products sold	—	—	—	4,475	—	4,475
Research and development expense	—	—	—	1,105	—	1,105
Selling, general, and administrative expense	5	—	1	5,113	—	5,119
Amortization of intangible assets	—	—	—	914	—	914
Restructuring charges, net	—	—	—	16	—	16
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense, net	25	1	—	206	—	232
Operating profit (loss)	(30)	(1)	(1)	3,308	—	3,276
Other non-operating (income) expense, net	—	(32)	(219)	(253)	298	(206)
Interest expense	109	44	82	622	(298)	559
Equity in net (income) loss of subsidiaries	(3,169)	(2,137)	(3,033)	—	8,339	—
Income (loss) before income taxes	3,030	2,124	3,169	2,939	(8,339)	2,923
Income tax (benefit) provision	(3)	—	—	(96)	—	(99)
Net income (loss)	3,033	2,124	3,169	3,035	(8,339)	3,022
Net loss attributable to noncontrolling interests	—	—	—	11	—	11
Net income (loss) attributable to Medtronic	3,033	2,124	3,169	3,046	(8,339)	3,033
Other comprehensive income (loss), net of tax	553	52	553	553	(1,158)	553
Comprehensive loss attributable to non-controlling interests	—	—	—	11	—	11
Total comprehensive income (loss)	$3,586	$2,176	$3,722	$3,599	$(9,497)	$3,586

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
October 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$496	$3,415	$—	$3,911
Investments	—	—	—	6,222	—	6,222
Accounts receivable, net	—	—	—	5,743	—	5,743
Inventories, net	—	—	—	3,763	—	3,763
Intercompany receivable	67	—	1,356	9,096	(10,519)	—
Other current assets	11	—	1	2,002	—	2,014
Total current assets	78	—	1,853	30,241	(10,519)	21,653
Property, plant, and equipment, net	—	—	—	4,536	—	4,536
Goodwill	—	—	—	38,605	—	38,605
Other intangible assets, net	—	—	—	20,819	—	20,819
Tax assets	—	—	—	1,414	—	1,414
Investment in subsidiaries	61,711	32,486	61,338	—	(155,535)	—
Intercompany loans receivable	3,000	1,081	22,128	19,762	(45,971)	—
Other assets	—	—	—	1,123	—	1,123
Total assets	$64,789	$33,567	$85,319	$116,500	$(212,025)	$88,150
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,000	$343	$—	$1,343
Accounts payable	—	—	—	1,742	—	1,742
Intercompany payable	—	1,295	9,072	152	(10,519)	—
Accrued compensation	9	—	—	1,654	—	1,663
Accrued income taxes	—	—	—	536	—	536
Other accrued expenses	20	21	8	3,130	—	3,179
Total current liabilities	29	1,316	10,080	7,557	(10,519)	8,463
Long-term debt	—	2,100	845	20,728	—	23,673
Accrued compensation and retirement benefits	—	—	—	1,301	—	1,301
Accrued income taxes	10	—	—	2,940	—	2,950
Intercompany loans payable	15,143	99	19,663	11,066	(45,971)	—
Deferred tax liabilities	—	—	—	1,325	—	1,325
Other liabilities	—	—	1	723	—	724
Total liabilities	15,182	3,515	30,589	45,640	(56,490)	38,436
Shareholders’ equity	49,607	30,052	54,730	70,753	(155,535)	49,607
Noncontrolling interests	—	—	—	107	—	107
Total equity	49,607	30,052	54,730	70,860	(155,535)	49,714
Total liabilities and equity	$64,789	$33,567	$85,319	$116,500	$(212,025)	$88,150

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$147	$(35)	$136	$2,617	$—	$2,865
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(119)	—	(119)
Additions to property, plant, and equipment	—	—	—	(497)	—	(497)
Purchases of investments	—	—	—	(1,444)	—	(1,444)
Sales and maturities of investments	—	—	—	2,824	—	2,824
Capital contribution paid	(18)	(187)	—	—	205	—
Net cash provided by (used in) investing activities	(18)	(187)	—	764	205	764
Financing Activities:
Change in current debt obligations, net	—	—	(697)	(3)	—	(700)
Issuance of long-term debt	—	—	—	1	—	1
Payments on long-term debt	—	—	—	(17)	—	(17)
Dividends to shareholders	(1,351)	—	—	—	—	(1,351)
Issuance of ordinary shares	800	—	—	—	—	800
Repurchase of ordinary shares	(2,047)	—	—	—	—	(2,047)
Net intercompany loan borrowings (repayments)	2,469	222	1,056	(3,747)	—	—
Capital contribution received	—	—	—	205	(205)	—
Other financing activities	—	—	—	11	—	11
Net cash provided by (used in) financing activities	(129)	222	359	(3,550)	(205)	(3,303)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(84)	—	(84)
Net change in cash and cash equivalents	—	—	495	(253)	—	242
Cash and cash equivalents at beginning of period	—	—	1	3,668	—	3,669
Cash and cash equivalents at end of period	$—	$—	$496	$3,415	$—	$3,911

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 27, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$157	$997	$169	$1,369	$(1,048)	$1,644
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(76)	—	(76)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	—	—	(524)	—	(524)
Purchases of investments	—	—	—	(1,685)	—	(1,685)
Sales and maturities of investments	—	—	—	2,354	—	2,354
Capital contributions paid	—	(531)	(4,200)	—	4,731	—
Other investing activities, net	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	(531)	(4,200)	6,125	4,731	6,125
Financing Activities:
Change in current debt obligations, net	—	—	(202)	12	—	(190)
Issuance of long-term debt	—	—	—	20	—	20
Payments on long-term debt	—	(1,150)	—	(3,011)	—	(4,161)
Dividends to shareholders	(1,247)	—	—	—	—	(1,247)
Issuance of ordinary shares	230	—	—	—	—	230
Repurchase of ordinary shares	(1,888)	—	—	—	—	(1,888)
Net intercompany loan borrowings (repayments)	2,748	651	5,051	(8,450)	—	—
Intercompany dividend paid	—	—	—	(1,048)	1,048	—
Capital contributions received	—	—	—	4,731	(4,731)	—
Other financing activities	—	—	—	(41)	—	(41)
Net cash provided by (used in) financing activities	(157)	(499)	4,849	(7,787)	(3,683)	(7,277)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	70	—	70
Net change in cash and cash equivalents	—	(33)	818	(223)	—	562
Cash and cash equivalents at beginning of period	—	33	5	4,929	—	4,967
Cash and cash equivalents at end of period	$—	$—	$823	$4,706	$—	$5,529

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and six months ended October 26, 2018.
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
The table below presents net income attributable to Medtronic and our diluted earnings per share for the three and six months ended October 26, 2018 and October 27, 2017:

	Three months ended			Six months ended
(in millions, except per share data)	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Net income attributable to Medtronic	$1,115	$2,017	(45)%	$2,190	$3,033	(28)%
Diluted earnings per share	$0.82	$1.48	(45)%	$1.61	$2.21	(27)%

The decrease in net income attributable to Medtronic and diluted earnings per share (EPS) for the three and six months ended October 26, 2018 as compared to the corresponding periods in the prior fiscal year, was primarily attributable to the $697 million gain on the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017. Further contributing to the decrease in net income and diluted EPS for the three and six months ended October 26, 2018 were increases in our income tax provision, research and development expense, and restructuring and associated costs. For the three months ended October 26, 2018, the decrease in net income was also attributable to an increase in cost of products sold. For the six months ended October 26, 2018, the decrease in net income was also attributable to an increase in certain litigation charges, partially offset by a decrease in cost of products sold as a result of the divestiture of lower-margin products in conjunction with the divestiture noted above. Refer to the "Costs and Expenses" section of this Management's Discussion and Analysis for more information on the items impacting net income attributable to Medtronic and diluted EPS during the three and six months ended October 26, 2018 and October 27, 2017.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three and six months ended October 26, 2018 and October 27, 2017:

	Three months ended October 26, 2018
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,355	$235	$1,115	$0.82	17.3%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	77	12	65	0.05	15.6
Acquisition-related items (3)	4	1	3	—	25.0
(Gain)/loss on minority investments (4)	25	(1)	26	0.02	(4.0)
IPR&D charges (5)	15	—	15	0.01	—
Amortization of intangible assets	445	67	378	0.28	15.1
Certain tax adjustments (6)	—	(58)	58	0.04	—
Non-GAAP	$1,921	$256	$1,660	$1.22	13.3%

	Three months ended October 27, 2017
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,728	$(285)	$2,017	$1.48	(16.5)%
Non-GAAP Adjustments:
Restructuring charges, net	18	4	14	0.01	22.2
Acquisition-related items (3)	18	10	8	0.01	55.6
Divestiture-related items (7)	67	7	60	0.04	10.4
Gain on sale of businesses (8)	(697)	—	(697)	(0.51)	—
Hurricane Maria (9)	34	1	33	0.02	2.9
Contribution to Medtronic Foundation	80	29	51	0.04	36.3
Amortization of intangible assets	460	86	374	0.27	18.7
Certain tax adjustments, net (10)	—	404	(404)	(0.30)	—
Non-GAAP	$1,708	$256	$1,456	$1.07	15.0%

(1)	Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(3)	The charges primarily include integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(4)	Unrealized and realized gains and losses on our minority investments.

(5)	The charge represents acquired in-process research and development ("IPR&D") in connection with an asset acquisition.

(6)	The charges relate to the impact of U.S. tax reform.

(7)	The transaction expenses incurred in connection with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(8)	The gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(9)	The charges represent idle facility costs, asset write-downs, and humanitarian efforts related to Hurricane Maria.

(10)	The net benefit primarily relates to the tax effect from the intercompany sale of intellectual property.
Non-GAAP diluted EPS for the three months ended October 26, 2018 was favorably impacted by an increase in net sales and decreases in other operating expense, net and interest expense when compared to the corresponding period in the prior fiscal year. These decreases were partially offset by an increase in cost of products sold and selling, general, and administrative expense.

	Six months ended October 26, 2018
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$2,535	$338	$2,190	$1.61	13.3%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	190	28	162	0.12	14.7
Acquisition-related items (3)	40	8	32	0.02	20.0
Certain litigation charges	103	12	91	0.07	11.7
(Gain)/loss on minority investments (4)	(85)	(8)	(77)	(0.06)	9.4
IPR&D charges (5)	15	—	15	0.01	—
Exit of business (6)	80	18	62	0.05	22.5
Amortization of intangible assets	891	134	757	0.56	15.0
Certain tax adjustments, net (7)	—	(29)	29	0.02	—
Non-GAAP	$3,769	$501	$3,261	$2.39	13.3%

	Six months ended October 27, 2017
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$2,923	$(99)	$3,033	$2.21	(3.4)%
Non-GAAP Adjustments:
Restructuring charges, net	32	6	26	0.02	18.8
Acquisition-related items (3)	71	24	47	0.03	33.8
Divestiture-related items (8)	115	15	100	0.07	13.0
Gain on sale of businesses (9)	(697)	—	(697)	(0.51)	—
Hurricane Maria (10)	34	1	33	0.02	2.9
Contribution to Medtronic Foundation	80	29	51	0.04	36.3
Amortization of intangible assets	914	166	748	0.55	18.2
Certain tax adjustments, net (11)	—	344	(344)	(0.25)	—
Non-GAAP	$3,472	$486	$2,997	$2.19	14.0%

(1)	Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(3)	The charges primarily include integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(4)	Unrealized and realized gains and losses on our minority investments.

(5)	The charge represents acquired in-process research and development ("IPR&D") in connection with an asset acquisition.

(6)	The net charge relates to the exit of a business and is primarily comprised of intangible asset charges.

(7)	The net charge relates to the impact of U.S. tax reform.

(8)	The transaction expenses incurred in connection with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(9)	The gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(10)	The charges represent idle facility costs, asset write-downs, and humanitarian efforts related to Hurricane Maria.

(11)
The net benefit primarily relates to the tax effect from the intercompany sale of intellectual property, which is partially offset by the impacts from the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

Non-GAAP diluted EPS for the six months ended October 26, 2018 was favorably impacted by an increase in net sales and decreases in cost of products sold and interest expense when compared to the corresponding period in the prior fiscal year. These decreases were partially offset by an increase in selling, general, and administrative expense.

NET SALES
Segment and Division
The table below illustrates net sales by segment and division for the three and six months ended October 26, 2018 and October 27, 2017:

	Three months ended			Six months ended
(in millions)	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Cardiac Rhythm & Heart Failure	$1,472	$1,467	—%	$2,898	$2,857	1%
Coronary & Structural Heart	906	854	6	1,823	1,671	9
Aortic, Peripheral & Venous	480	452	6	948	891	6
Cardiac and Vascular Group	2,858	2,773	3	5,669	5,419	5
Surgical Innovations	1,393	1,334	4	2,790	2,640	6
Respiratory, Gastrointestinal, & Renal	654	618	6	1,309	1,798	(27)
Minimally Invasive Therapies Group	2,047	1,952	5	4,099	4,438	(8)
Spine	656	659	—	1,308	1,308	—
Brain Therapies	618	575	7	1,217	1,097	11
Specialty Therapies	405	365	11	789	734	7
Pain Therapies	314	264	19	628	533	18
Restorative Therapies Group	1,993	1,863	7	3,942	3,672	7
Diabetes Group	583	462	26	1,155	911	27
Total	$7,481	$7,050	6%	$14,865	$14,440	3%
Our performance displays our continued execution against our three growth strategies: therapy innovation, globalization, and economic value. We continue to allocate our capital to higher growth markets and new opportunities that create competitive advantages and capitalize on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems. For the six months ended October 26, 2018, total net sales were affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017.
We continue to see an acceleration in our innovation cycle within therapy innovation growth strategy. Our segments invest in a pipeline of groundbreaking medical technology, with several recent product launches and adoption of new therapies contributing to net sales growth. We remain focused on our globalization strategy, as net sales in emerging markets grew 7 percent during the three and six months ended October 26, 2018, as compared to the corresponding periods in the prior fiscal year. Our emerging market performance continues to benefit from geographic diversification, with strong, balanced results around the world. Finally, in our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes and deliver improved economic value to the payers and providers. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.

Segment and Market Geography
The tables below includes net sales by market geography for each of our segments for the three and six months ended October 26, 2018 and October 27, 2017:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Cardiac and Vascular Group	$1,482	$1,423	4%	$895	$895	—%	$481	$455	6%
Minimally Invasive Therapies Group	872	795	10	772	783	(1)	403	374	8
Restorative Therapies Group	1,357	1,258	8	412	394	5	224	211	6
Diabetes Group	334	258	29	203	169	20	46	35	31
Total	$4,045	$3,734	8%	$2,282	$2,241	2%	$1,154	$1,075	7%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Six months ended			Six months ended			Six months ended
(in millions)	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Cardiac and Vascular Group	$2,871	$2,756	4%	$1,842	$1,782	3%	$956	$881	9%
Minimally Invasive Therapies Group	1,729	2,040	(15)	1,600	1,648	(3)	770	750	3
Restorative Therapies Group	2,651	2,479	7	840	788	7	451	405	11
Diabetes Group	658	501	31	406	336	21	91	74	23
Total	$7,909	$7,776	2%	$4,688	$4,554	3%	$2,268	$2,110	7%

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
Net sales increases in the U.S. for the three and six months ended October 26, 2018 were primarily attributable to strong growth in our Diabetes Group and Restorative Therapies Group. Net sales increases in the U.S. for the six months ended October 26, 2018 were partially offset by the impact of the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017. Net sales growth in non-U.S. developed markets for the three and six months ended October 26, 2018 was primarily attributable to consistent growth across our segments in Japan and Western Europe. Net sales growth in emerging markets continues to reflect our broad diversification and was driven by strong performance in China, the Middle East & Africa, Eastern Europe, and both South and Southeast Asia. Currency had an unfavorable effect on net sales of $95 million and $17 million for the three and six months ended October 26, 2018, respectively.
Looking ahead, our segments are likely to face competitive product launches and pricing pressure, geographic macro-economic risks, certain reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product approvals, replacement cycle challenges, and fluctuations in currency exchange rates. Additionally, changes in procedural volumes could affect our Cardiac and Vascular, Minimally Invasive Therapies, and Restorative Therapies Groups.
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and six months ended October 26, 2018 were $2.9 billion and $5.7 billion, respectively, an increase of 3 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and six months ended October 26, 2018 of $36 million and $2 million, respectively. The Cardiac and Vascular Group's net sales for the three and six months ended October 26, 2018, as compared to the corresponding periods in the prior fiscal year, benefited from strong net sales growth in Coronary & Structural Heart and Aortic, Peripheral & Venous (formerly known as Aortic & Peripheral Vascular) divisions. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and six months ended October 26, 2018 were $1.5 billion and $2.9 billion, respectively, flat and an increase of 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales growth for the six months ended October 26, 2018 was driven by growth in Arrhythmia Management, partially offset by declines in Heart Failure. The growth in Arrhythmia Management was driven by AF Solutions and Pacing, due to the continued strong adoption of the Micra transcatheter pacing system and Azure wireless pacemaker. Arrhythmia Management net sales growth also benefited from strong adoption of the TYRX absorbable antibacterial envelope through further expansion of value-based health-care arrangements. Heart Failure had strong growth in CRT-P quadripolar pacing devices, which was offset by declines in CRT-D devices due to replacement headwinds from our introduction of longer lasting implants over the last several years.
Coronary & Structural Heart net sales for the three and six months ended October 26, 2018 were $906 million and $1.8 billion, respectively, an increase of 6 percent and 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Coronary & Structural Heart net sales growth for the three and six months ended October 26, 2018 was driven by the global strength of the CoreValve Evolut PRO transcatheter aortic valve system (Evolut PRO), the continued global roll-out of the Evolut 34mm transcatheter aortic heart valve, continued penetration into intermediate risk in the U.S., and growth in cannulae, including the Bio-Medicus Next Gen Cannulae. Net sales growth also benefited from growth in drug-eluting stents, including the Resolute Onyx, guide catheters, and coronary balloons.
Aortic, Peripheral & Venous net sales for the three and six months ended October 26, 2018 were $480 million and $948 million, respectively, increases of 6 percent compared to the corresponding periods in the prior fiscal year. Aortic, Peripheral & Venous net sales growth for the three and six months ended October 26, 2018 was driven by strong performance of the VenaSeal vein closure system, for which final approval for reimbursement payment in the U.S. from the Centers for Medicare & Medicaid Services (CMS) was received in January 2018. Net sales growth for the three and six months ended October 26, 2018 was also attributable to growth in Percutaneous Transluminal Angioplasty (PTA) balloons and drug-coated balloon growth in international markets, driven by our recent launch of IN.PACT Admiral drug coated balloon in Japan. For the three months ended October 26, 2018, net sales growth was also driven by improved performance in abdominal aortic stent grafts.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•	Acceptance and growth from penetration of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform into intermediate risk indication in the U.S.

•
Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, and advanced sealing with an excellent safety profile. Evolut PRO received U.S. FDA approval and launched in the fourth quarter of fiscal year 2017. Evolut PRO also received CE Mark approval at the end of the first quarter of fiscal year 2018 and launched in Europe during the second quarter of fiscal year 2018. Evolut PRO launched in Japan and received approval from the Ministry of Health, Labour, and Welfare during the second quarter of fiscal year 2019.

•	Continued acceptance and growth of the CRT-P quadripolar pacing system.

•	Continued acceptance and growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm, which launched in Japan during the third quarter of fiscal year 2018.

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

•
Continued acceptance and growth of the HVAD System as a Destination Therapy for patients with advanced heart failure who are not candidates for heart transplants. The HVAD System, a left ventricular assist device or LVAD, helps the heart pump and increases the amount of blood that flows through the body. In the U.S., we received FDA approval for the Destination Therapy indication in September 2017 and the thoracotomy indication in July 2018, which allows for a less-invasive implant via a small surgical incision between the patient's ribs on the left side of the chest. Further, we expect to launch the HVAD system in Japan during fiscal year 2019.

•	Continued acceptance and growth from Care Management Services as post-acute care services become even more critical in bundled payment models for different interventions or therapies.

•
Continued acceptance and growth from the market release of Resolute Onyx. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during procedures.

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
Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical care including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, dialysis, and monitors. Net sales for the three months ended July 28, 2017 also include sales of dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings, which were divested on July 29, 2017.
The Minimally Invasive Therapies Group’s net sales for the three and six months ended October 26, 2018 were $2.0 billion and $4.1 billion, respectively, an increase of 5 percent and a decrease of 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and six months ended October 26, 2018 of $38 million and $16 million, respectively. The Minimally Invasive Therapies Group's net sales for the six months ended October 27, 2017 were affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017.
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
Surgical Innovations net sales for the three and six months ended October 26, 2018 were $1.4 billion and $2.8 billion, respectively, an increase of 4 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Surgical Innovations net sales growth was driven by new products in Advanced Energy and Advanced Stapling, including the LigaSure vessel sealing instruments with nano-coating, Valleylab FT10 energy platform, and both the Tri-Staple 2.0 endo stapling specialty reloads and Signia powered stapler.

Respiratory, Gastrointestinal, & Renal net sales for the three and six months ended October 26, 2018 were $654 million and $1.3 billion, respectively, an increase of 6 percent and a decrease of 27 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales for the three and six months ended October 26, 2018 benefited from growth in GI and Hepatology, the continued adoption of MicroStream capnography monitoring products, strength in renal access products, and growth in Airway and Ventilation net sales. Net sales performance in Respiratory, Gastrointestinal, & Renal for the six months ended October 26, 2018 declined as a result of the July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

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

•
Continued acceptance and future growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. In addition, the HD multi-pass system reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment. We are expecting regulatory filing in late fiscal year 2020, with launch following regulatory clearance in targeted countries.

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

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and six months ended October 26, 2018 were $2.0 billion and $3.9 billion, respectively, an increase of 7 percent as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended October 26, 2018 of $15 million and a favorable impact on net sales for the six months ended October 26, 2018 of $2 million. Net sales growth for the three and six months ended October 26, 2018 was driven by the Brain Therapies, Specialty Therapies and Pain Therapies divisions. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and six months ended October 26, 2018 were $656 million and $1.3 billion, respectively. While net sales were flat as compared to the corresponding periods in the prior fiscal year, our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics, resulted in spine enabling technologies contributing to the strong performance in our Neurosurgery business. Additionally, in line with our "Speed-to-Scale" initiative, which involves faster innovation cycles and the launching of a steady cadence of new products at scale with sets immediately available for the entire market, recently launched products including the Infinity OCT System, Elevate, the Solera Voyager 5.5/6.0 fixation system, and Prestige LP cervical discs contributed incremental net sales.
Brain Therapies net sales for the three and six months ended October 26, 2018 were $618 million and $1.2 billion, respectively, an increase of 7 and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by adoption of our endovascular stroke treatments and our stents, coils, flow diversion, and access products. Neurosurgery net sales growth was driven by strong sales of the StealthStation S8 surgical navigation systems, Mazor X robotic guidance systems, and the Visualase MRI-guided laser ablation systems. Additionally, Neurosurgery net sales for the six months ended October 26, 2018 benefited from strong sales of O-Arm Imaging Systems.
Specialty Therapies net sales for the three and six months ended October 26, 2018 were $405 million and $789 million, respectively, an increase of 11 and 7 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Specialty Therapies net sales growth was driven by growth in Transformative Solutions, ENT and Pelvic Health.
Pain Therapies net sales for the three and six months ended October 26, 2018 were $314 million and $628 million, respectively, an increase of 19 and 18 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales was driven by our Intellis spinal cord stimulation platform, the Evolve workflow algorithm, and Snapshot reports. Also contributing to net sales growth was our SynchroMed targeted drug delivery pump.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Continued acceptance and growth of the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.

•	Acceptance of our React Catheter and Riptide aspiration system, along with the expected launch of our next-generation Solitaire revascularization device.

•	Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas, and ENT Navigation and Power Systems.

•	Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, which received FDA approval in November 2018.

•
Closing of our acquisition of Mazor Robotics, a pioneer in the field of robotic guidance systems, which was announced in September 2018. We plan to acquire Mazor for approximately $1.6 billion, or $1.3 billion net of our existing stake in Mazor and cash acquired. Our acquisition of Mazor should strengthen our position as a global leader in enabling technologies for spine surgery.

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

•	Continued market acceptance and global adoption of our Intellis spinal cord stimulator and Evolve workflow algorithm to treat chronic pain in major markets around the world.

•
Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distribution requirements on our implantable drug pump in October and its warning letter in November 2017.

•	Continued acceptance of our devices for the treatment of Parkinson's Disease, epilepsy and other movement disorders.

•
Continued acceptance and growth of our Specialty Therapies, including InterStim therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Transformative Solutions products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and Cardiac Rhythm Disease Management device replacements.

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and six months ended October 26, 2018 were $583 million and $1.2 billion, respectively, an increase of 26 percent and 27 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The Diabetes Group's net sales growth for the three and six months ended October 26, 2018 was primarily attributable to the continued demand for the MiniMed 670G hybrid closed loop system, which offers the latest in SmartGuard technology, as well as the higher sensor attachment and utilization we are seeing with our integrated pump users. Further, we experienced continued international growth due to strong sales of the MiniMed 640G system in Europe and Asia Pacific.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Continued patient demand for the MiniMed 670G system, the first hybrid closed loop system in the world. The system features our most advanced SmartGuard algorithm, which enables improved glucose control with reduced user input. The MiniMed 670G system received U.S. FDA approval during the second quarter of fiscal year 2017 and launched in the U.S. in June 2017. This system received CE mark in June 2018 and has launched in select European countries. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.

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
We assess the impairment of indefinite-lived intangible assets annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Our impairment tests of indefinite-lived intangible assets require us to make several estimates to determine fair value, including projected future cash flows and discount rates.
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
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

	Three months ended		Six months ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Cost of products sold	29.4%	30.1%	29.6%	31.0%
Research and development expense	7.9%	7.9%	7.9%	7.7%
Selling, general, and administrative expense	34.8%	36.0%	35.0%	35.5%
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.

Cost of products sold during the three and six months ended October 26, 2018 was $2.2 billion and $4.4 billion, respectively. The decrease in cost of products sold as a percentage of net sales for the three and six months ended October 26, 2018, as compared to the corresponding periods in the prior fiscal year, was favorably affected by the infusion set recall in our Diabetes Group, along with $17 million of costs recognized in relation to restoring operations at our four Puerto Rico manufacturing sites after Hurricane Maria, including idle facility costs, asset write-downs, and other facility-related costs incurred during the three and six months ended October 27, 2017. The decrease in cost of products sold as a percentage of net sales for the six months ended October 26, 2018 was also driven by the divestiture of lower-margin products in conjunction with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017.
Research and Development Expense Research and development expense during the three and six months ended October 26, 2018 was $590 million and $1.2 billion, respectively. We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
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
Selling, general, and administrative expense during the three and six months ended October 26, 2018 was $2.6 billion and $5.2 billion, respectively. Selling, general, and administrative expense decreased as a percentage of net sales for the three and six months ended October 26, 2018, as compared to the corresponding periods in the prior fiscal year. Selling, general, and administrative expense for the three and six months ended October 26, 2018 includes $20 million and $43 million, respectively, of acquisition-related items, as compared to $31 million and $76 million for the three and six months ended October 27, 2017, respectively. Additionally, during the three and six months ended October 27, 2017, we recognized $67 million and $115 million, respectively, of expenses incurred in connection with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
The following is a summary of other costs and expenses:

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Amortization of intangible assets	$445	$460	$891	$914
Restructuring charges, net	24	8	86	16
Certain litigation charges	—	—	103	—
Gain on sale of businesses	—	(697)	—	(697)
Other operating expense, net	70	167	221	232
Other non-operating income, net	(52)	(107)	(238)	(206)
Interest expense	241	273	483	559
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $445 million and $891 million for the three and six months ended October 26, 2018, respectively, as compared to $460 million and $914 million for the three and six months ended October 27, 2017, respectively.
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

For the three and six months ended October 26, 2018, we recognized restructuring charges of $75 million and $195 million, respectively. Additionally, we incurred accrual adjustments of $4 million and $2 million for the three and six months ended October 26, 2018, primarily attributable to employee termination benefits being more than initially estimated. For the three and six months ended October 26, 2018, restructuring charges included $22 million and $91 million, respectively, recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three and six months ended October 26, 2018, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $22 million and $37 million, respectively, recognized within cost of products sold and $31 million and $54 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income. For the six months ended October 26, 2018, selling, general, and administrative expense also includes $13 million of fixed asset write-downs.
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
During the three and six months ended October 26, 2018, we recognized no restructuring charges and accrual adjustments of $2 million and $7 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated.
For the three and six months ended October 27, 2017, we recognized $26 million and $45 million, respectively, in restructuring charges, which were partially offset by accrual adjustments of $8 million and $13 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated. For the three and six months ended October 27, 2017, restructuring charges included $7 million and $12 million, respectively, recognized within cost of products sold and $3 million and $4 million, respectively, recognized within selling, general and administrative expense.
For additional information about our restructuring programs, refer to Note 6 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the six months ended October 26, 2018, we recognized $103 million of litigation charges related to probable and estimable damages for significant legal matters. There were no certain litigation charges recognized during the three and six months ended October 27, 2017.
Gain on Sale of Businesses We recognized a pre-tax gain of $697 million on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the three and six months ended October 27, 2017. There were no sales of businesses during the three or six months ended October 26, 2018.
Other Operating Expense, Net Other operating expense, net includes royalty income and expense, Transition Service Agreement income, intangible asset charges, currency transaction and derivative gains and losses, contributions to the Medtronic Foundation, Puerto Rico excise taxes, and changes in the fair value of contingent consideration. For the three and six months ended October 26, 2018, other operating expense, net was $70 million and $221 million, respectively, as compared to $167 million and $232 million for the three and six months ended October 27, 2017, respectively. For the three months ended October 26, 2018, the decrease in other operating expense, net is primarily attributable to the $80 million charge recognized in connection with a commitment to fund the Medtronic Foundation during the three months ended October 27, 2017. For the six months ended October 26, 2018, the decrease in other operating expense, net was partially offset by intangible asset and other charges of $80 million associated with the exit of a business. The decrease in net expense was also driven by our remeasurement and hedging programs, which, combined, were a $10 million and $26 million loss for the three and six months ended October 26, 2018, respectively, as compared to a $30 million and $35 million loss for the three and six months ended October 27, 2017, respectively.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three and six months ended October 26, 2018, other non-operating income, net was $52 million and $238 million, respectively, as compared to $107 million and $206 million for the three and six months ended October 27, 2017, respectively. The decrease in other non-operating income, net for the three months ended October 26, 2018 as compared to the corresponding period in the prior fiscal year was driven primarily by investment losses on our minority investment portfolio and a decrease in interest income.
The increase in other non-operating income, net for the six months ended October 26, 2018 as compared to the corresponding period in the prior fiscal year was primarily driven by an increase in investment gains on our minority investment portfolio, partially due to the adoption of new accounting guidance in the first quarter of fiscal year 2019, offset by a decrease in interest income. Refer to Note 2 to the current period's consolidated financial statements for more information on recently adopted accounting pronouncements.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and ineffectiveness on interest rate derivative instruments. For the three and six months ended October 26, 2018, interest expense was $241 million and $483 million, respectively, as compared to $273 million and $559 million for the three and six months ended October 27, 2017, respectively. The decrease in interest expense during the three and six months ended October 26, 2018 was primarily driven by a decrease in total debt obligations, on average, compared to the corresponding periods in the prior fiscal year.
INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Income tax provision (benefit)	$235	$(285)	$338	$(99)
Income before income taxes	1,355	1,728	2,535	2,923
Effective tax rate	17.3%	(16.5)%	13.3%	(3.4)%

Non-GAAP income tax provision	$256	$256	$501	$486
Non-GAAP income before income taxes	1,921	1,708	3,769	3,472
Non-GAAP Nominal Tax Rate	13.3%	15.0%	13.3%	14.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(4.0)%	31.5%	—%	17.4%
On December 22, 2017, the U.S. government enacted the Tax Act. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company adopted guidance allowing for a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates and are disclosed as provisional. Refer to Note 12 to the current period's consolidated financial statements for additional information.
Many of the countries we operate in have statutory tax rates lower than our U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 21 percent. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 45.1 percent. Our earnings in Puerto Rico and Switzerland are subject to certain tax incentive grants which provide for tax rates lower than the country statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2019 and 2029. The tax incentive grants scheduled to expire during fiscal year 2019 are not expected to have a material impact on our financial results. Refer to Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018 for additional information.
Our effective tax rate for the three and six months ended October 26, 2018 was 17.3 percent and 13.3 percent, respectively, as compared to (16.5) percent and (3.4) percent for the three and six months ended October 27, 2017, respectively. The increase in our effective tax rate for the three and six months ended October 26, 2018, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impacts from certain tax adjustments, the gain on the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the second quarter of fiscal year 2018, and operational tax adjustments described below, along with year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 26, 2018 was 13.3 percent, as compared to 15.0 percent and 14.0 percent for the three and six months ended October 27, 2017, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the finalization of certain tax returns and audits, the impact from the lapse of federal statutes of limitations, excess tax benefits related to stock-based compensation, and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 26, 2018 of approximately $19 million and $38 million, respectively.
Certain Tax Adjustments
During the three months ended October 26, 2018, the charge from certain tax adjustments of $58 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A charge of $37 million associated with the transition tax liability recorded in connection with the Tax Act. Our income tax provision associated with the impact of the Tax Act is based on a reasonable estimate and will be finalized within the measurement period in accordance with U.S. GAAP.

•
A charge of $21 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current quarter sale of U.S. manufactured inventory held as of April 27, 2018.

During the six months ended October 26, 2018, the net charge from certain tax adjustments of $29 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A benefit of $13 million associated with the transition tax liability recorded in connection with the Tax Act. Our income tax provision associated with the impact of the Tax Act is based on a reasonable estimate and will be finalized within the measurement period in accordance with U.S. GAAP.

•
A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current quarter sale of U.S. manufactured inventory held as of April 27, 2018.

During the three months ended October 27, 2017, the net benefit from certain tax adjustments of $404 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $398 million associated with the intercompany sales of intellectual property.

•	A benefit of $6 million related to the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
During the six months ended October 27, 2017, the net benefit from certain tax adjustments of $344 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $398 million associated with the intercompany sales of intellectual property.

•	A net charge of $54 million primarily related to the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Six months ended
(in millions)	October 26, 2018	October 27, 2017
Cash provided by (used in):
Operating activities	$2,865	$1,644
Investing activities	764	6,125
Financing activities	(3,303)	(7,277)
Effect of exchange rate changes on cash and cash equivalents	(84)	70
Net change in cash and cash equivalents	$242	$562
Operating Activities The $1.2 billion increase in net cash provided was primarily driven by our operating margin expansion, an increase in cash collected from customers, as well as decreases in cash paid to suppliers and other vendors, certain litigation payments, cash paid for interest, and retirement benefit plan contributions, partially offset by an increase in cash paid for taxes. The increase in cash collected from customers reflects collections on higher sales during the six months ended October 26, 2018 as compared to the six months ended October 27, 2017, and the decrease in cash paid to suppliers is primarily due to our continued progress in extending supplier payment terms. The decrease in certain litigation payments resulted from changes in the timing of payments across fiscal quarters. Cash paid for interest for the six months ended October 26, 2018 decreased compared to the corresponding period in the prior fiscal year primarily due to a decrease in total debt obligations. The decrease in retirement benefit plant contributions reflects lower contributions to the U.S. pension plan in fiscal year 2019 as compared to fiscal year 2018. The increase in cash paid for taxes is primarily due to our transition tax payment in the second quarter of fiscal year 2019.
Investing Activities The $5.4 billion decrease in net cash provided was primarily attributable to the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the six months ended October 27, 2017, which resulted in net proceeds of $6.1 billion, partially offset by higher net sales of investments of $711 million during the six months ended October 26, 2018 as compared to the corresponding period in the prior fiscal year.
Financing Activities The $4.0 billion decrease in net cash used was primarily attributable to the repayment of our senior unsecured term loan, including accrued interest, for $3.0 billion and the repayment of our 6.000 percent ten-year 2008 CIFSA senior notes, including accrued interest, for $1.2 billion during the six months ended October 27, 2017, partially offset by higher repayments of commercial paper borrowings of $510 million and an increase in issuances of ordinary shares of $570 million.

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

	Six months ended
(in millions)	October 26, 2018	October 27, 2017
Net cash provided by operating activities	$2,865	$1,644
Net cash provided by investing activities	764	6,125
Net cash used in financing activities	(3,303)	(7,277)

Net cash provided by operating activities	$2,865	$1,644
Additions to property, plant, and equipment	(497)	(524)
Free cash flow	$2,368	$1,120

Dividends to shareholders	$1,351	$1,247
Repurchase of ordinary shares	2,047	1,888
Issuances of ordinary shares	(800)	(230)
Return to shareholders	$2,598	$2,905
Return of operating cash flow percentage	91%	177%
Return of free cash flow percentage	110%	259%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, was $1.3 billion at October 26, 2018 as compared to $2.1 billion at April 27, 2018. Long-term debt was $23.7 billion at both October 26, 2018 and April 27, 2018. We utilize unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at October 26, 2018 was $25.0 billion, as compared to $25.8 billion at April 27, 2018. The decrease in total debt was primarily driven by a reduction in our commercial paper borrowings of $698 million.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At October 26, 2018, we had no commercial paper outstanding, as compared to $698 million at April 27, 2018. During the three and six months ended October 26, 2018, the weighted average original maturity of the commercial paper outstanding was approximately 29 and 27 days, respectively, and the weighted average interest rate was 2.02 percent and 2.05 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion syndicated line of credit facility (Credit Facility) which expires in January 2020. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $500 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At October 26, 2018 and April 27, 2018, no amounts were outstanding on the committed line of credit.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the credit facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with at October 26, 2018.

We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases. During the three and six months ended October 26, 2018, we repurchased a total of 12.4 million and 21.8 million shares, respectively, at an average price per share of $94.75 and $91.23, respectively. At October 26, 2018, we had approximately $2.0 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 8 to the current period's consolidated financial statements, and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018.
Liquidity
The following table is a summary of our cash, cash equivalents, and current investments, working capital, and current ratio:

(in millions)	October 26, 2018	April 27, 2018
Cash, cash equivalents, and current investments	$10,133	$11,227
Working capital	13,190	12,896
Current ratio	2.6:1.0	2.3:1.0
Our liquidity sources at October 26, 2018 include $3.9 billion of cash and cash equivalents and $6.2 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at October 26, 2018) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.
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
For the three and six months ended October 26, 2018, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At October 26, 2018, we have $166 million of gross unrealized losses on our aggregate available-for-sale debt securities of $6.3 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 7 to the current period's consolidated financial statements for additional information regarding fair value measurements.

Agency Rating(1)
	October 26, 2018	April 27, 2018
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at October 26, 2018 were unchanged as compared to the ratings at April 27, 2018. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.

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
Note 17 to the current period's consolidated financial statements provides information regarding amounts we have accrued related to legal matters. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material effect on our consolidated earnings, financial position, and/or cash flows.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at October 26, 2018 and April 27, 2018 was $10.5 billion and $11.5 billion, respectively. At October 26, 2018, these contracts were in a net unrealized gain position of $257 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 26, 2018 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $912 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three months ended October 26, 2018.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at October 26, 2018 was comprised of debt predominately denominated in U.S. dollars, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at October 26, 2018, indicates that the fair value of these instruments would correspondingly change by $62 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity” section of the current period's Management's Discussion and Analysis. For additional discussion of market risk, refer to Notes 7 and 9 to the current period's consolidated financial statements.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company is deploying an enterprise resource planning (ERP) software program, SAP, to the Minimally Invasive Therapies Group. During fiscal year 2019, the Company continued the deployment of this software along with other enterprise systems, which resulted in changes to the internal controls over financial reporting for the Minimally Invasive Therapies Group in Latin America. The internal controls were updated to reflect these changes. These system deployments will continue with projected completion in fiscal year 2020. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2019:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (1)
7/28/2018-8/24/2018	4,809,045	$92.27	4,809,045	$2,723,035,812
8/25/2018-9/28/2018	4,714,422	96.71	4,714,422	2,267,103,682
9/29/2018-10/26/2018	2,831,320	95.71	2,831,320	1,996,123,740
Total	12,354,787	$94.75	12,354,787	$1,996,123,740

(1)	In June 2017, the Company's Board of Directors authorized the repurchase of $5 billion of the Company’s ordinary shares. There is no specific time-period associated with this repurchase authorization.

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	November 29, 2018	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	November 29, 2018	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer