Form 10-Q
period 2019-01-25
Medtronic plc
filed 2019-03-01
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 25, 2019
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
Yes ☐ No x
As of February 27, 2019, 1,341,150,970 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Net sales	$7,546	$7,369	$22,411	$21,809
Costs and expenses:
Cost of products sold	2,265	2,194	6,672	6,669
Research and development expense	561	559	1,736	1,664
Selling, general, and administrative expense	2,596	2,523	7,798	7,642
Amortization of intangible assets	436	461	1,327	1,375
Restructuring charges, net	26	7	112	23
Certain litigation charges	63	61	166	61
Gain on sale of businesses	—	—	—	(697)
Other operating expense, net	57	128	278	360
Operating profit	1,542	1,436	4,322	4,712
Other non-operating (income) expense, net	(71)	139	(309)	(67)
Interest expense	243	270	726	829
Income before income taxes	1,370	1,027	3,905	3,950
Income tax provision	99	2,419	437	2,320
Net income (loss)	1,271	(1,392)	3,468	1,630
Net (income) loss attributable to noncontrolling interests	(2)	3	(9)	14
Net income (loss) attributable to Medtronic	$1,269	$(1,389)	$3,459	$1,644
Basic earnings (loss) per share	$0.95	$(1.03)	$2.57	$1.21
Diluted earnings (loss) per share	$0.94	$(1.03)	$2.54	$1.20
Basic weighted average shares outstanding	1,342.8	1,354.0	1,348.1	1,357.2
Diluted weighted average shares outstanding	1,352.7	1,354.0	1,359.5	1,368.9
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Net income (loss)	$1,271	$(1,392)	$3,468	$1,630

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	32	(14)	23	41
Currency translation	128	897	(1,127)	1,525
Net change in retirement obligations	17	(3)	65	11
Unrealized (loss) gain on derivatives	(23)	(202)	317	(346)
Other comprehensive income (loss)	154	678	(722)	1,231
Comprehensive income (loss) including noncontrolling interests	1,425	(714)	2,746	2,861
Comprehensive (income) loss attributable to noncontrolling interests	(2)	3	(6)	14
Comprehensive income (loss) attributable to Medtronic	$1,423	$(711)	$2,740	$2,875
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 25, 2019	April 27, 2018
ASSETS

Current assets:
Cash and cash equivalents	$3,703	$3,669
Investments	5,439	7,558
Accounts receivable, less allowances of $197 and $193, respectively	5,854	5,987
Inventories, net	3,866	3,579
Other current assets	2,015	2,187
Total current assets	20,877	22,980

Property, plant, and equipment	10,746	10,259
Accumulated depreciation	(6,153)	(5,655)
Property, plant, and equipment, net	4,593	4,604
Goodwill	40,003	39,543
Other intangible assets, net	20,835	21,723
Tax assets	1,496	1,465
Other assets	926	1,078
Total assets	$88,730	$91,393

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$1,356	$2,058
Accounts payable	1,706	1,628
Accrued compensation	1,796	1,988
Accrued income taxes	648	979
Other accrued expenses	3,347	3,431
Total current liabilities	8,853	10,084

Long-term debt	23,674	23,699
Accrued compensation and retirement benefits	1,313	1,425
Accrued income taxes	2,874	3,051
Deferred tax liabilities	1,356	1,423
Other liabilities	719	889
Total liabilities	38,789	40,571

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,340,592,569 and 1,354,218,154 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,518	28,127
Retained earnings	25,769	24,379
Accumulated other comprehensive loss	(2,458)	(1,786)
Total shareholders’ equity	49,829	50,720
Noncontrolling interests	112	102
Total equity	49,941	50,822
Total liabilities and equity	$88,730	$91,393
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 25, 2019	January 26, 2018
Operating Activities:
Net income	$3,468	$1,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,992	1,980
Provision for doubtful accounts	55	36
Deferred income taxes	(205)	(1,042)
Stock-based compensation	228	270
Gain on sale of businesses	—	(697)
Investment loss	—	227
Other, net	111	12
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(140)	19
Inventories, net	(367)	(318)
Accounts payable and accrued liabilities	211	13
Other operating assets and liabilities	(433)	1,516
Net cash provided by operating activities	4,920	3,646
Investing Activities:
Acquisitions, net of cash acquired	(1,615)	(111)
Proceeds from sale of businesses	—	6,058
Additions to property, plant, and equipment	(799)	(776)
Purchases of investments	(1,987)	(2,479)
Sales and maturities of investments	4,159	3,060
Other investing activities	(3)	(5)
Net cash (used in) provided by investing activities	(245)	5,747
Financing Activities:
Change in current debt obligations, net	(696)	(391)
Issuance of long-term debt	3	21
Payments on long-term debt	(29)	(4,167)
Dividends to shareholders	(2,022)	(1,870)
Issuance of ordinary shares	891	333
Repurchase of ordinary shares	(2,728)	(1,964)
Other financing activities	10	(88)
Net cash used in financing activities	(4,571)	(8,126)
Effect of exchange rate changes on cash and cash equivalents	(70)	124
Net change in cash and cash equivalents	34	1,391
Cash and cash equivalents at beginning of period	3,669	4,967
Cash and cash equivalents at end of period	$3,703	$6,358

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,206	$911
Interest	540	651

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements include all of the adjustments necessary for a fair statement in conformity with U.S. GAAP. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. For the purpose of providing more concise consolidated statements of income, amounts previously reported in acquisition-related items were reclassified to selling, general, and administrative expense and other operating expense, net; amounts previously reported in divestiture-related items were reclassified to selling, general, and administrative expense; amounts previously reported in special charge were reclassified to other operating expense, net, and amounts previously reported in investment loss and interest income were reclassified to other non-operating (income) expense, net.
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
In March 2017, the FASB issued guidance which changes the financial statement presentation requirements for pension and other postretirement benefit expense. While service cost will continue to be recognized in the same financial statement line items as other current employee compensation costs, the guidance requires all other non-service components of net benefit costs to be classified and presented outside of income from operations. The Company adopted this guidance in the first quarter of fiscal year 2019, and the consolidated statements of income were retrospectively adjusted. For the three and nine months ended January 26, 2018, the Company reclassified $10 million of expense and $4 million of income, respectively, of non-service components of net periodic benefit costs, which were previously presented as a component of operating profit, to other non-operating (income) expense, net.
In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company has adopted all relevant disclosure requirements, with the exception of the shareholders’ equity interim disclosures, which is allowed to be adopted in a future interim period.
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
The table below illustrates net sales by segment and division for the three and nine months ended January 25, 2019 and January 26, 2018:

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Cardiac Rhythm & Heart Failure	$1,397	$1,457	$4,295	$4,314
Coronary & Structural Heart	913	886	2,736	2,557
Aortic, Peripheral & Venous	476	457	1,424	1,348
Cardiac and Vascular Group	2,786	2,800	8,455	8,219
Surgical Innovations	1,434	1,384	4,224	4,024
Respiratory, Gastrointestinal, & Renal	690	657	1,999	2,455
Minimally Invasive Therapies Group	2,124	2,041	6,223	6,479
Spine	655	661	1,963	1,969
Brain Therapies	650	585	1,867	1,682
Specialty Therapies	407	398	1,196	1,132
Pain Therapies	314	300	942	833
Restorative Therapies Group	2,026	1,944	5,968	5,616
Diabetes Group	610	584	1,765	1,495
Total	$7,546	$7,369	$22,411	$21,809

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by market geography for each segment for the three and nine months ended January 25, 2019 and January 26, 2018:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Cardiac and Vascular Group	$1,369	$1,395	$924	$934	$493	$471
Minimally Invasive Therapies Group	930	862	796	807	398	372
Restorative Therapies Group	1,354	1,300	435	429	237	215
Diabetes Group	348	355	213	185	49	44
Total	$4,001	$3,912	$2,368	$2,355	$1,177	$1,102

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Cardiac and Vascular Group	$4,240	$4,151	$2,766	$2,716	$1,449	$1,352
Minimally Invasive Therapies Group	2,659	2,902	2,396	2,455	1,168	1,122
Restorative Therapies Group	4,005	3,779	1,275	1,217	688	620
Diabetes Group	1,006	856	619	521	140	118
Total	$11,910	$11,688	$7,056	$6,909	$3,445	$3,212

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
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
The amount of revenue recognized reflects sales rebates and returns, which are estimated based on sales terms, historical experience, and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the rebate claim, the stated rebate rates, and other relevant information. The Company records adjustments to rebates and returns reserves as increases or decreases of revenue. At January 25, 2019, $715 million of rebates were classified as other accrued expenses and $426 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. At April 27, 2018, $614 million of rebates were classified as other accrued expenses and $376 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. The Company includes obligations for returns in other accrued expenses in the consolidated balance sheets and the right-of-return asset in other current assets in the consolidated balance sheets. The right-of-return asset at January 25, 2019 and right-of-return liability at January 25, 2019 and April 27, 2018 were not material. There was no right-of-return asset at April 27, 2018 as the liability was recorded net of the asset under previous guidance. For the three and nine months ended January 25, 2019, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company offers warranties on various products. For standard, assurance-type warranties, the Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. The amount of the reserve is equal to the net costs to repair or otherwise satisfy the obligation. The Company includes the warranty obligation in other accrued expenses and other liabilities in the consolidated balance sheets. For extended, service-type warranties, a portion of the transaction price is allocated to the performance obligation. Warranty obligations at January 25, 2019 and April 27, 2018 were not material.
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
Deferred revenue at January 25, 2019 and April 27, 2018 was $308 million and $289 million, respectively. At January 25, 2019 and April 27, 2018, $209 million and $196 million was included in other accrued expenses, respectively, and $99 million and $93 million was included in other liabilities, respectively. During the nine months ended January 25, 2019, the Company recognized $170 million of revenue that was included in deferred revenue as of April 27, 2018.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments, primarily related to consumables for previously sold equipment as well as remote monitoring services and equipment maintenance. For contracts that have an original duration of one year or less, the Company has elected the practical expedient applicable to such contracts and does not disclose the transaction price for remaining performance obligations at the end of each reporting period and when the Company expects to recognize this revenue. At January 25, 2019, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $700 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions
The Company had acquisitions during the three and nine months ended January 25, 2019 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three or nine months ended January 25, 2019 and January 26, 2018. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The acquisition date fair values of the assets acquired and liabilities assumed were as follows:

(in millions)	Mazor Robotics	All Other	Total
Cash and cash equivalents	$109	$3	$112
Investments	52	—	52
Accounts receivable	10	2	12
Inventory	8	27	35
Other current assets	2	3	5
Property, plant, and equipment	3	29	32
Goodwill	1,214	146	1,360
Other intangible assets	400	211	611
Tax assets	—	6	6
Total assets acquired	1,798	427	2,225

Current liabilities	56	45	101
Accrued income taxes	3	5	8
Deferred tax liabilities	65	—	65
Total liabilities assumed	124	50	174
Net assets acquired	$1,674	$377	$2,051
Mazor Robotics
On December 18, 2018, the Company's Restorative Therapies Group acquired Mazor Robotics (Mazor), a pioneer in the field of robotic guidance systems. The acquisition of Mazor strengthens the Company's position as a global leader in enabling technologies for spine surgery. The Company offers a fully-integrated procedural solution for surgical planning, execution and confirmation by combining the Company's spine implants, navigation, and intra-operative imaging technology with Mazor's robotic-assisted surgery systems. Total consideration for the transaction, net of cash acquired, was $1.6 billion, consisting of $1.3 billion of cash and $246 million of a previously-held equity investment in Mazor. Based upon a preliminary acquisition valuation, the Company acquired $384 million of technology-based intangible assets and $16 million of tradenames with estimated useful lives of 10 years and $1.2 billion of goodwill. The goodwill is primarily attributable to pull-through revenue, future yet to be defined technologies, and assembled workforce. The goodwill is not deductible for tax purposes.
During the three and nine months ended January 25, 2019, the Company recognized $51 million of costs incurred in connection with the acquisition of Mazor, including payouts for unvested stock options and investment banker and other transaction fees, which were recognized in selling, general, and administrative expense in the consolidated statements of income. Revenue and net income (loss) attributable to Mazor since the date of acquisition included in the consolidated statements of income were not material for the three or nine months ended January 25, 2019.
Refer to Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018 for additional information on the Company's fiscal year 2018 acquisitions.
Acquired In-Process Research & Development
In-process research and development (IPR&D) acquired outside of a business combination is expensed immediately. During the nine months ended January 25, 2019, the Company acquired $15 million of IPR&D in connection with an asset acquisition, which was recognized in other operating expense, net in the consolidated statements of income. The Company did not acquire any IPR&D in connection with an asset acquisition during the three months ended January 25, 2019 or the three and nine months ended January 26, 2018.

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
The fair value of contingent consideration at January 25, 2019 and April 27, 2018 was $148 million and $173 million, respectively. At January 25, 2019, $99 million was recorded in other accrued expenses and $49 million was recorded in other liabilities in the consolidated balance sheets. At April 27, 2018, $108 million was recorded in other accrued expenses and $65 million was recorded in other liabilities in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Beginning balance	$203	$190	$173	$246
Purchase price contingent consideration	5	13	51	28
Payments	(1)	(20)	(8)	(66)
Change in fair value	(59)	(12)	(68)	(37)
Ending balance	$148	$171	$148	$171
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based consideration). Projected revenues are based on the Company's most recent internal operational budgets and long-range strategic plans. Changes in projected payment dates, discount rates, probabilities of payment, and projected revenues may result in adjustments to the fair value measurement. The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	January 25, 2019	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5% - 32.5%
Revenue and other performance-based payments	$97	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2019 - 2025
			Discount rate	5.5%
Product development and other milestone-based payments	$51	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2019 - 2027
5. Divestitures
On July 29, 2017, the Company completed the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group segment to Cardinal Health, Inc. (Cardinal). As a result of the transaction, the Company received proceeds of $6.1 billion, which was recorded in proceeds from sale of businesses in the consolidated statements of cash flows, and recognized a before-tax gain of $697 million, which was recognized within gain on sale of businesses in the consolidated statements of income. Among the product lines included in the divestiture were dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. The divestiture also included 17 dedicated manufacturing sites.

During the nine months ended January 26, 2018, the Company recognized expenses incurred in connection with the divestiture of $115 million, primarily comprised of professional services, including banker, legal, tax, and advisory fees, as well as $16 million of accelerated stock compensation expense related to the acceleration of the vesting period for employees that transferred

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

with the divestiture. Expenses incurred in connection with the divestiture were recognized in selling, general, and administrative expense in the consolidated statements of income. There were no divestiture-related expenses during the three months ended January 26, 2018 or the three and nine months ended January 25, 2019.

The divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses did not meet the criteria to be classified as discontinued operations, as such, the results of operations of these businesses are included within net income through the date of the divestiture.
6. Restructuring
For the three and nine months ended January 25, 2019, the Company recognized $66 million and $256 million in restructuring charges, net of $3 million and $8 million of accrual adjustments, respectively.
For the three and nine months ended January 26, 2018, the Company recognized $30 million and $62 million in restructuring charges, net of $2 million and $15 million of accrual adjustments, respectively. For the three and nine months ended January 26, 2018, the Company recognized $32 million of charges related to the Enterprise Excellence restructuring program, and for the three and nine months ended January 26, 2018, the Company recognized no charges and $45 million of charges, respectively, related to the Cost Synergies restructuring program.
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

For the three and nine months ended January 25, 2019, the Company recognized $69 million and $264 million in charges, respectively. Restructuring charges included $21 million and $58 million, respectively, recognized within cost of products sold and $19 million and $73 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three and nine months ended January 26, 2018, the Company recognized $32 million in charges. Restructuring charges included $13 million recognized within cost of products sold and $10 million recognized within selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the nine months ended January 25, 2019:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-Downs(2)	Other Costs	Total
April 27, 2018	$27	$2	$—	$—	$29
Charges	107	131	13	13	264
Cash payments	(97)	(128)	—	(5)	(230)
Settled non-cash	—	—	(13)	—	(13)
January 25, 2019	$37	$5	$—	$8	$50

(1)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(2)	Recognized within selling, general, and administrative expense in the consolidated statements of income.
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
A summary of the restructuring accrual and related activity is presented below:

(in millions)	Employee Termination Benefits	Other Costs	Total
April 27, 2018	$116	$22	$138
Cash payments	(34)	(18)	(52)
Accrual adjustments	(8)	—	(8)
January 25, 2019	$74	$4	$78
For the three and nine months ended January 25, 2019, the Company recognized accrual adjustments of $1 million and $8 million, respectively.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at January 25, 2019 and April 27, 2018:

	January 25, 2019
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$523	$—	$(15)	$508	$508	$—
Level 2:
Corporate debt securities	3,259	3	(60)	3,202	3,202	—
U.S. government and agency securities	841	—	(14)	827	827	—
Mortgage-backed securities	464	1	(28)	437	437	—
Non-U.S. government and agency securities	5	—	—	5	5	—
Other asset-backed securities	464	—	(4)	460	460	—
Total Level 2	5,033	4	(106)	4,931	4,931	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$5,603	$4	$(124)	$5,483	$5,439	$44

	April 27, 2018
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$732	$—	$(26)	$706	$706	$—
Level 2:
Corporate debt securities	4,179	20	(75)	4,124	4,124	—
U.S. government and agency securities	848	—	(24)	824	824	—
Mortgage-backed securities	725	2	(34)	693	693	—
Non-U.S. government and agency securities	74	—	(1)	73	73	—
Other asset-backed securities	358	—	(2)	356	356	—
Total Level 2	6,184	22	(136)	6,070	6,070	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$6,963	$22	$(165)	$6,820	$6,776	$44
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 25, 2019 and April 27, 2018:

	January 25, 2019
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$42	$—	$812	$(29)
Corporate debt securities	1,543	(21)	1,168	(39)
Mortgage-backed securities	87	(1)	287	(27)
Other asset-backed securities	313	(3)	81	(1)
Auction rate securities	—	—	44	(3)
Total	$1,985	$(25)	$2,392	$(99)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at January 25, 2019:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended January 25, 2019 and January 26, 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
There were no purchases, sales, settlements, or gains or losses recognized in earnings or other comprehensive income for available-for-sale securities classified as Level 3 during the three and nine months ended January 25, 2019 and January 26, 2018.
Activity related to the Company’s debt securities portfolio is as follows:

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Proceeds from sales	$1,301	$667	$3,217	$2,618
Gross realized gains	9	3	17	22
Gross realized losses	(36)	(2)	(55)	(16)
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
At January 25, 2019 and April 27, 2018, the credit loss portion of other-than-temporary impairments on debt securities was not significant. The total reductions of available-for-sale debt securities sold during the three and nine months ended January 25, 2019 and January 26, 2018 were not significant.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The January 25, 2019 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 25, 2019
Due in one year or less	$1,139
Due after one year through five years	1,867
Due after five years through ten years	2,358
Due after ten years	119
Total	$5,483
Equity Securities, Equity Method Investments, and Other Investments
The Company holds investments in equity securities with readily determinable fair values, equity investments without readily determinable fair values, investments accounted for under the equity method, and other investments.
Effective April 28, 2018, the Company adopted accounting standards update (ASU) 2016-01, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the adoption, the Company reclassified $47 million from accumulated other comprehensive loss to the opening balance of retained earnings as of April 28, 2018. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. Additionally, at each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.
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
The following table summarizes the Company's equity and other investments at January 25, 2019, which are classified as other assets in the consolidated balance sheets:

(in millions)	January 25, 2019
Investments with readily determinable fair values (marketable equity securities)	$20
Investments without readily determinable fair values	240
Equity method and other investments	70
Total equity and other investments	$330
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
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating (income) expense, net in the consolidated statements of income.

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018(1)	January 25, 2019	January 26, 2018(1)
Proceeds from sales	$33	$39	$941	$442
Gross gains	8	8	131	15
Gross losses	(1)	—	(30)	(1)
Impairment losses recognized	—	(227)	(12)	(228)
(1) Gains and losses for the three and nine months ended January 26, 2018 represent realized amounts.
Net gains recognized during the three months ended January 25, 2019 were $7 million, comprised of $1 million net realized gains on equity and other investments sold during the period and $6 million of net unrealized gains on equity and other investments still held at January 25, 2019. Net gains recognized during the nine months ended January 25, 2019 were $101 million, comprised of $71 million of net realized gains on equity and other investments sold during the period and $30 million of net unrealized gains on equity and other investments still held at January 25, 2019.
During the three months ended January 26, 2018, the Company received bids from potential buyers and investors for some or all of its ownership in a portfolio of selected investments, which indicated that the fair values of certain of the underlying cost and equity method investments in the portfolio may be below the respective carrying values. The Company determined that the decline in the fair values was other-than-temporary given the uncertainty regarding the Company’s intent to hold the investments for a period of time that would be sufficient to recover the carrying values. As a result, the Company recognized impairment charges of $227 million during the three and nine months ended January 26, 2018, which were recognized in other non-operating (income) expense, net in the consolidated statements of income. The fair values of the investments were determined based on Level 3 inputs. The carrying values of the investments prior to recognizing the impairment charges was $317 million. There were no other significant impairments charges recognized during the three and nine months ended January 26, 2018 and January 25, 2019.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

8. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. No commercial paper was outstanding at January 25, 2019, as compared to $698 million at April 27, 2018. There was no commercial paper activity during the three months ended January 25, 2019. During the nine months ended January 25, 2019, the weighted average original maturity of the commercial paper outstanding was approximately 28 days, and the weighted average interest rate was 2.10 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
On December 12, 2018, Medtronic Global Holdings S.C.A. (Medtronic Luxco), as borrower, entered into an amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank, which expires in December 2023. The Credit Facility replaces the previous credit agreement dated November 7, 2014 and effective as of January 26, 2015.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility, subject to two one-year extension options. The commitments are intended to be used for general corporate purposes, including to backstop the Company's $3.5 billion commercial paper program described above. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. No amounts were outstanding under the original and amended credit facilities at January 25, 2019 and April 27, 2018.
Interest rates on advances under the Credit Facility are based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company was in compliance with at January 25, 2019.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 25, 2019	April 27, 2018
Current debt obligations	2019 - 2020	$1,356	$2,058

Long-term debt
Floating rate five-year 2015 senior notes	2020	500	500
2.500 percent five-year 2015 senior notes	2020	2,500	2,500
4.200 percent ten-year 2010 CIFSA senior notes	2021	600	600
4.125 percent ten-year 2011 senior notes	2021	500	500
3.150 percent seven-year 2015 senior notes	2022	2,500	2,500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
2.750 percent ten-year 2013 senior notes	2023	530	530
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	4,000
3.350 percent ten-year 2017 senior notes	2027	850	850
4.375 percent twenty-year 2015 senior notes	2035	2,382	2,382
6.550 percent thirty-year 2008 CIFSA senior notes	2038	374	374
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	325	325
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,150	4,150
Bank borrowings	2020 - 2022	94	125
Debt premium, net	2020 - 2045	108	120
Capital lease obligations	2020 - 2025	21	21
Interest rate swaps	2021 - 2022	—	(6)
Deferred financing costs	2020 - 2045	(95)	(107)
Long-term debt		$23,674	$23,699
Senior Notes
The Company has outstanding unsecured senior debt obligations, described both as senior notes and current debt obligations in the table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at January 25, 2019. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2018.
On February 20, 2019, the Company announced the commencement of a cash tender offer for up to $5.0 billion of certain of our outstanding Senior Notes. The tender offer will expire on March 19, 2019 unless extended or terminated. The tender offer is subject to a number of conditions, including the condition that the Company receives net proceeds from one or more debt financings sufficient to fund the purchase of tendered notes.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Financial Instruments Not Measured at Fair Value
At January 25, 2019, the estimated fair value of the Company’s Senior Notes was $25.2 billion compared to a principal value of $24.5 billion. At April 27, 2018, the estimated fair value was $25.1 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
9. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rates changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The cash flows related to all of the Company's derivative instruments are reported as operating activities in the consolidated statement of cash flows. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $12.2 billion and $11.5 billion at January 25, 2019 and April 27, 2018, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets and statements of income.
Freestanding Derivative Contracts
Freestanding derivative contracts are used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of these contracts outstanding was $5.1 billion and $5.2 billion at January 25, 2019 and April 27, 2018 , respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also entered into total return swaps in fiscal year 2018, which are used to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding was $174 million and $210 million at January 25, 2019 and April 27, 2018, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings.
The amounts and classification of the gains (losses) in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three and nine months ended January 25, 2019 and January 26, 2018 were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Currency exchange rate contracts	Other operating expense, net	$(30)	$(181)	$171	$(318)
Total return swaps	Other operating expense, net	—	23	—	38
Total		$(30)	$(158)	$171	$(280)
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
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and nine months ended January 25, 2019 and January 26, 2018. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness, and no hedges were derecognized or discontinued during the three and nine months ended January 25, 2019 and January 26, 2018. The gross notional amount of these contracts, designated as cash flow hedges, outstanding was $7.0 billion and $6.3 billion at January 25, 2019 and April 27, 2018, respectively, and will mature within the subsequent three-year period.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amounts of the gains (losses) recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for the three and nine months ended January 25, 2019 and January 26, 2018 were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Currency exchange rate contracts	Other operating expense, net	$48	$(11)	$56	$1
The amount of the gains (losses) recognized in AOCI related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for the three and nine months ended January 25, 2019 and January 26, 2018 were as follows:

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Currency exchange rate contracts	$25	$(287)	$469	$(507)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges is reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense over the term of the related debt. Any portion of the gains or losses that is determined to be ineffective is immediately recognized in interest expense. For the three and nine months ended January 25, 2019, the reclassifications of the effective portion of net gains (losses) on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.
The Company had $110 million and $(207) million at January 25, 2019 and April 27, 2018, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $114 million of after-tax net unrealized gains at January 25, 2019 will be recognized in the consolidated statements of income over the next 12 months.
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
At both January 25, 2019 and April 27, 2018, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
At January 25, 2019, the market value of outstanding interest rate swap agreements was in a net zero position, as compared to a net unrealized loss of $6 million at April 27, 2018. The amounts were recorded in other liabilities, with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recognized as a result of these fair value hedges for the three and nine months ended January 25, 2019 and January 26, 2018. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 25, 2019 and January 26, 2018 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 25, 2019 and April 27, 2018. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	January 25, 2019
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$169	Other accrued expenses	$7
Interest rate contracts	Other assets	7	Other liabilities	7
Currency exchange rate contracts	Other assets	68	Other liabilities	7
Total derivatives designated as hedging instruments		244		21
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	16	Other accrued expenses	25
Total return swap	Other current assets	—	Other accrued expenses	4
Cross currency interest rate contracts	Other current assets	8	Other accrued expenses	3
Cross currency interest rate contracts	Other assets	1	Other liabilities	1
Total derivatives not designated as hedging instruments		25		33
Total derivatives		$269		$54

	April 27, 2018
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$37	Other accrued expenses	$162
Interest rate contracts	Other assets	8	Other liabilities	14
Currency exchange rate contracts	Other assets	11	Other liabilities	51
Total derivatives designated as hedging instruments		56		227
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	31	Other accrued expenses	25
Total return swaps	Other current assets	4	Other accrued expenses	—
Stock warrants	Other assets	21	Other liabilities	—
Cross currency interest rate contracts	Other assets	6	Other liabilities	6
Total derivatives not designated as hedging instruments		62		31
Total derivatives		$118		$258
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 25, 2019		April 27, 2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$253	$16	$79	$39
Derivative liabilities	39	15	238	20

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

	January 25, 2019
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Securities Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$253	$(33)	$(17)	$—	$203
Interest rate contracts	7	(4)	—	—	3
Cross currency interest rate contracts	9	(1)	—	—	8
	269	(38)	(17)	—	214
Derivative liabilities:
Currency exchange rate contracts	(39)	31	—	—	(8)
Interest rate contracts	(7)	6	—	—	(1)
Total return swaps	(4)	—	—	—	(4)
Cross currency interest rate contracts	(4)	1	—	—	(3)
	(54)	38	—	—	(16)
Total	$215	$—	$(17)	$—	$198

	April 27, 2018
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Securities Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$79	$(61)	$—	$—	$18
Interest rate contracts	8	(6)	—	—	2
Total return swaps	4	—	—	—	4
Stock warrants	21	—	—	—	21
Cross currency interest rate contracts	6	(4)	—	—	2
	118	(71)	—	—	47
Derivative liabilities:
Currency exchange rate contracts	(238)	61	—	74	(103)
Interest rate contracts	(14)	6	—	2	(6)
Cross currency interest rate contracts	(6)	4	—	—	(2)
	(258)	71	—	76	(111)
Total	$(140)	$—	$—	$76	$(64)
10. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	January 25, 2019	April 27, 2018
Finished goods	$2,545	$2,407
Work in-process	560	496
Raw materials	761	676
Total	$3,866	$3,579
11. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 27, 2018	$6,791	$21,155	$9,717	$1,880	$39,543
Goodwill as a result of acquisitions	—	82	1,254	24	1,360
Currency translation and other	(82)	(691)	(126)	(1)	(900)
January 25, 2019	$6,709	$20,546	$10,845	$1,903	$40,003
The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three or nine months ended January 25, 2019 or January 26, 2018.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 25, 2019		April 27, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,950	$(3,854)	$16,949	$(3,139)
Purchased technology and patents	11,469	(4,464)	11,569	(4,441)
Trademarks and tradenames	570	(320)	822	(569)
Other	88	(55)	94	(52)
Total	$29,077	$(8,693)	$29,434	$(8,201)
Indefinite-lived:
IPR&D	$451		$490

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. During the three months ended January 25, 2019, the Company recognized $26 million of definite-lived intangible asset charges in connection with business exits within the Restorative Therapies Group segment. During the nine months ended January 25, 2019, the Company recognized $87 million of definite-lived intangible asset charges, including $26 million and $61 million of charges in connection with business exits within the Restorative Therapies Group and Cardiac and Vascular Group segments, respectively. Definite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income. The Company did not recognize any definite-lived intangible asset charges during the three or nine months ended January 26, 2018.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. During the three and nine months ended January 25, 2019, the Company recognized $21 million of indefinite-lived intangible asset charges, including $11 million in connection with a business exit within the Restorative Therapies Group segment. During the three and nine months ended January 26, 2018, the Company recognized indefinite-lived intangible asset charges of $63 million and $68 million, respectively, including $63 million as the result of the discontinuation of certain IPR&D projects within the Restorative Therapies Group segment. Indefinite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation a certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three and nine months ended January 25, 2019 was $436 million and $1.3 billion, respectively, as compared to $461 million and $1.4 billion for the three and nine months ended January 26, 2018, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 25, 2019, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2019	$437
2020	1,740
2021	1,723
2022	1,683
2023	1,614
2024	1,573
12. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, broadening the base of taxation, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company adopted guidance allowing for a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. The measurement period closed during the three months ended January 25, 2019.
During the three months ended January 25, 2019, the Company recorded a net benefit of $12 million associated with the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances. The Company has recorded a cumulative income tax charge associated with the Tax Act totaling $2.5 billion, which is comprised of the following components:

•
A $2.4 billion charge associated with the one-time repatriation tax based on post-1986 undistributed earnings and profits not previously subject to U.S. income tax and whether such earnings were held in cash or other specified assets.

•	A $118 million charge resulting from the removal of the permanent reinvestment assertion on earnings through April 27, 2018 for entities subject to the one-time repatriation tax.

•	A $77 million net benefit associated with the remeasurement of U.S. Federal deferred tax assets, liabilities, and valuation allowances, and impacts from the decrease in the U.S. statutory tax rate.
The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred (the "period cost method").
The Company’s effective tax rate for the three and nine months ended January 25, 2019 was 7.2 percent and 11.2 percent, respectively, as compared to 235.5 percent and 58.7 percent for the three and nine months ended January 26, 2018, respectively. The decrease in the effective tax rate for the three and nine months ended January 25, 2019, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impacts from U.S. tax reform. Further driving the decrease were the impacts from certain tax adjustments, the gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the second quarter of fiscal year 2018, the impact from investment losses, the finalization of certain tax returns and audits, the impact from the lapse of federal statutes of limitations, excess tax benefits related to stock-based compensation, and year-over-year changes in operational results by jurisdiction.
Certain Tax Adjustments
During the three months ended January 25, 2019, the net benefit from certain tax adjustments of $64 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $12 million associated with the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances, as noted above.

•	A benefit of $32 million related to intercompany legal entity restructuring.

•	A net benefit of $20 million associated with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
During the nine months ended January 25, 2019, the net benefit from certain tax adjustments of $35 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $25 million associated with the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances, as noted above.

•	A $32 million benefit of related to intercompany legal entity restructuring.

•	A $20 million net benefit associated with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

•
A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current quarter sale of U.S. manufactured inventory held as of April 27, 2018.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended January 26, 2018, the net charge from certain tax adjustments of $2.2 billion, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net charge of $2.2 billion associated with U.S. tax reform.
During the nine months ended January 26, 2018, the net charge from certain tax adjustments of $1.9 billion, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net charge of $2.2 billion associated with U.S. tax reform.

•	A net benefit of $398 million associated with the intercompany sales of intellectual property.

•	A net charge of $37 million primarily related to the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
At January 25, 2019 and April 27, 2018, the Company's gross unrecognized tax benefits were $1.8 billion and $1.7 billion, respectively. In addition, the Company had accrued gross interest and penalties of $192 million at January 25, 2019. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.7 billion would impact the Company’s effective tax rate. At both January 25, 2019 and April 27, 2018, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Numerator:
Net income (loss) attributable to ordinary shareholders	$1,269	$(1,389)	$3,459	$1,644
Denominator:
Basic – weighted average shares outstanding	1,342.8	1,354.0	1,348.1	1,357.2
Effect of dilutive securities:
Employee stock options	6.9	—	7.9	8.1
Employee restricted stock units	3.0	—	3.2	3.4
Other	—	—	0.3	0.2
Diluted – weighted average shares outstanding	1,352.7	1,354.0	1,359.5	1,368.9

Basic earnings (loss) per share	$0.95	$(1.03)	$2.57	$1.21
Diluted earnings (loss) per share	$0.94	$(1.03)	$2.54	$1.20
As a result of the net loss for the three months ended January 26, 2018, the Company excluded 10.5 million potentially dilutive common shares from the diluted loss per share calculation. The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 7 million ordinary shares for both the three and nine months ended January 25, 2019, and 10 million and 9 million ordinary shares for the three and nine months ended January 26, 2018, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
14. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three and nine months ended January 25, 2019 and January 26, 2018:

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Stock options	$11	$28	$62	$105
Restricted stock	43	38	144	145
Employee stock purchase plan	6	6	22	20
Total stock-based compensation expense	$60	$72	$228	$270

Cost of products sold	$5	$10	$23	$34
Research and development expense	8	8	29	29
Selling, general, and administrative expense	47	54	176	207
Total stock-based compensation expense	60	72	228	270
Income tax benefits	(8)	(12)	(40)	(69)
Total stock-based compensation expense, net of tax	$52	$60	$188	$201

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 25, 2019 and January 26, 2018:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Service cost	$27	$29	$15	$17
Interest cost	33	29	7	7
Expected return on plan assets	(54)	(51)	(14)	(13)
Amortization of net actuarial loss	19	20	3	4
Plan settlement	—	15	—	—
Net periodic benefit cost	$25	$42	$11	$15

	U.S.		Non-U.S.
	Nine months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Service cost	$81	$87	$45	$51
Interest cost	99	89	21	21
Expected return on plan assets	(162)	(155)	(42)	(39)
Amortization of net actuarial loss	57	60	9	12
Plan settlement	—	15	—	—
Net periodic benefit cost	$75	$96	$33	$45
Components of net periodic benefit cost other than the service component are recognized in other non-operating (income) expense, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

16. Accumulated Other Comprehensive Income and Supplemental Equity Disclosure
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 27, 2018	$(194)	$(268)	$(1,117)	$(207)	$(1,786)
Other comprehensive (loss) income before reclassifications	(7)	(1,124)	—	353	(778)
Reclassifications	30	—	65	(36)	59
Other comprehensive income (loss)	23	(1,124)	65	317	(719)
Cumulative effect of change in accounting principle(1)	47	—	—	—	47
January 25, 2019	$(124)	$(1,392)	$(1,052)	$110	$(2,458)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,452)	$(1,129)	$37	$(2,613)
Other comprehensive income (loss) before reclassifications	50	1,559	(38)	(351)	1,220
Reclassifications	(9)	(34)	49	5	11
Other comprehensive income (loss)	41	1,525	11	(346)	1,231
January 26, 2018	$(28)	$73	$(1,118)	$(309)	$(1,382)

(1)	Refer to Note 2 to the consolidated financial statements for discussion regarding the adoption of accounting standards during the nine months ended January 25, 2019.
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the nine months ended January 25, 2019 and January 26, 2018 was a benefit of $2 million and an expense of $33 million, respectively. During the nine months ended January 25, 2019 and January 26, 2018, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $2 million and $4 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating (income) expense, net. Refer to Note 7 to the consolidated financial statements for additional information.
For the nine months ended January 25, 2019, the income tax benefit on cumulative translation adjustments was $8 million. For the nine months ended January 26, 2018, taxes were not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that were intended to be indefinitely reinvested outside the U.S.
The net change in retirement obligations in other comprehensive income includes net amortization of actuarial losses included in net periodic benefit cost. During the nine months ended January 25, 2019, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during the nine months ended January 26, 2018 was a benefit of $6 million. During the nine months ended January 25, 2019 and January 26, 2018, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $15 million and $21 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating (income) expense, net. Refer to Note 15 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The income tax on unrealized gains and losses on derivative financial instruments in other comprehensive income before reclassifications during the nine months ended January 25, 2019 and January 26, 2018 was an expense of $116 million and a benefit of $156 million, respectively. During the nine months ended January 25, 2019, gains and losses on derivative financial instruments reclassified from AOCI were reduced by income taxes of $16 million. During the nine months ended January 26, 2018, there was no income tax impact on the gains and losses on derivative financial instruments reclassified from AOCI. When realized, cash flow hedge gains and losses reclassified from AOCI are recognized within other operating expense, net, and forward starting interest rate derivative financial instrument gains and losses reclassified from AOCI are recognized within interest expense. Refer to Note 9 to the consolidated financial statements for additional information.
The supplemental equity schedule below presents changes in the Company's total shareholders' equity and noncontrolling interests for the nine months ended January 25, 2019 and January 26, 2018.

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 27, 2018	$50,720	$102	$50,822
Net income	3,459	9	3,468
Other comprehensive loss	(719)	(3)	(722)
Dividends to shareholders	(2,022)	—	(2,022)
Issuance of shares under stock purchase and award plans	826	—	826
Repurchase of ordinary shares	(2,663)	—	(2,663)
Stock-based compensation	228	—	228
Changes to noncontrolling ownership interests	—	4	4
January 25, 2019	$49,829	$112	$49,941

(in millions)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
April 28, 2017	$50,294	$122	$50,416
Net income (loss)	1,644	(14)	1,630
Other comprehensive income	1,231	—	1,231
Dividends to shareholders	(1,870)	—	(1,870)
Issuance of shares under stock purchase and award plans	266	—	266
Repurchase of ordinary shares	(1,897)	—	(1,897)
Stock-based compensation	270	—	270
Cumulative effect of change in accounting principle	296	—	296
Changes to noncontrolling ownership interests	—	(2)	(2)
January 26, 2018	$50,234	$106	$50,340
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

a change in business practice. At January 25, 2019 and April 27, 2018, accrued litigation was approximately $0.8 billion and $0.9 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of February 1, 2019, the Company had reached agreements to settle approximately 15,100 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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
Sasso
The Company is involved in litigation in Indiana relating to certain patent and royalty disputes with Dr. Sasso under agreements originally entered into in 1999 and 2001. On November 28, 2018, a jury in Indiana state court returned a verdict against the

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Company for approximately $112 million. The Company has strong arguments to appeal the verdict and has filed post-trial motions and appeals with the appropriate appellate courts. The Company has not recognized an expense in connection with this matter because it does not currently believe a loss is probable under U.S. GAAP.
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
HeartWare
On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against HeartWare on behalf of all persons and entities who purchased or otherwise acquired shares of HeartWare from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims HeartWare and one of its executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, HeartWare’s response to a June 2014 U.S. FDA warning letter, the development of the Miniaturized Ventricular Assist Device (MVAD) System and the proposed acquisition of Valtech Cardio Ltd. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of HeartWare’s stock during the Class Period. In August of 2016, the Company acquired HeartWare. In October of 2018, the parties reached an agreement to settle this matter, and in January 2019, the settlement amount was deposited into a qualified settlement fund to be distributed following final court approval.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Government Matters
Since 2017, the Company has been responding to requests from the Department of Justice and U.S. Department of Health and Human Services for information about business practices relating to a neurovascular product developed and first marketed by ev3 and Covidien. The Company has provided information in response to these requests and is cooperating with the inquiry. The Company has not recognized an expense in connection with any ongoing investigation, because any such potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from the ongoing information requests.
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
As part of the Company’s sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses to Cardinal on July 29, 2017, the Company has indemnified Cardinal for certain contingent tax liabilities related to the divested businesses that existed prior to the date of divestiture. The actual amounts that the Company may be required to ultimately accrue or pay could vary depending upon the outcome of the unresolved tax matters.
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
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Net Sales

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Cardiac and Vascular Group	$2,786	$2,800	$8,455	$8,219
Minimally Invasive Therapies Group	2,124	2,041	6,223	6,479
Restorative Therapies Group	2,026	1,944	5,968	5,616
Diabetes Group	610	584	1,765	1,495
Total	$7,546	$7,369	$22,411	$21,809

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Segment EBITA

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Cardiac and Vascular Group	$1,077	$1,082	$3,268	$3,197
Minimally Invasive Therapies Group	828	797	2,397	2,433
Restorative Therapies Group	825	756	2,396	2,186
Diabetes Group	189	187	538	389
Segment EBITA	2,919	2,822	8,599	8,205
Interest expense	(243)	(270)	(726)	(829)
Interest income	55	98	202	290
Amortization of intangible assets	(436)	(461)	(1,327)	(1,375)
Corporate	(323)	(524)	(969)	(1,140)
Centralized distribution costs	(383)	(471)	(1,312)	(1,399)
Restructuring and associated costs	(66)	(30)	(256)	(62)
Acquisition-related items	(17)	(30)	(57)	(101)
Certain litigation charges	(63)	(61)	(166)	(61)
Gain/(loss) on minority investments	7	—	92	—
IPR&D charges	(11)	(46)	(26)	(46)
Exit of businesses	(69)	—	(149)	—
Divestiture-related items	—	—	—	(115)
Gain on sale of businesses	—	—	—	697
Contribution to Medtronic Foundation	—	—	—	(80)
Hurricane Maria	—	—	—	(34)
Income before income taxes	$1,370	$1,027	$3,905	$3,950
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 25, 2019 and January 26, 2018 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Ireland	$24	$20	$68	$62
United States	4,001	3,912	11,910	11,688
Rest of world	3,521	3,437	10,433	10,059
Total other countries, excluding Ireland	7,522	7,349	22,343	21,747
Total	$7,546	$7,369	$22,411	$21,809

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
The following presents the Company’s consolidating statements of comprehensive income for the three and nine months ended January 25, 2019 and January 26, 2018, condensed consolidating balance sheets at January 25, 2019 and April 27, 2018, and condensed consolidating statements of cash flows for the nine months ended January 25, 2019 and January 26, 2018. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
During the nine months ended January 25, 2019, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 25, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$281	$—	$7,546	$(281)	$7,546

Costs and expenses:
Cost of products sold	—	223	—	2,206	(164)	2,265
Research and development expense	—	152	—	409	—	561
Selling, general, and administrative expense	2	362	—	2,232	—	2,596
Amortization of intangible assets	—	2	—	434	—	436
Restructuring charges, net	—	3	—	23	—	26
Certain litigation charges	—	12	—	51	—	63
Other operating expense (income), net	15	(827)	—	987	(118)	57
Operating profit (loss)	(17)	354	—	1,204	1	1,542
Other non-operating (income) expense, net	—	(151)	(200)	(480)	760	(71)
Interest expense	125	501	133	244	(760)	243
Equity in net (income) loss of subsidiaries	(1,410)	(678)	(1,343)	—	3,431	—
Income (loss) before income taxes	1,268	682	1,410	1,440	(3,430)	1,370
Income tax (benefit) provision	(1)	40	—	60	—	99
Net income (loss)	1,269	642	1,410	1,380	(3,430)	1,271
Net (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,269	642	1,410	1,378	(3,430)	1,269
Other comprehensive income (loss), net of tax	154	54	154	132	(340)	154
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$1,423	$696	$1,564	$1,510	$(3,770)	$1,423

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 25, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,007	$—	$22,411	$(1,007)	$22,411

Costs and expenses:
Cost of products sold	—	776	—	6,538	(642)	6,672
Research and development expense	—	496	—	1,240	—	1,736
Selling, general, and administrative expense	8	1,142	—	6,648	—	7,798
Amortization of intangible assets	—	6	—	1,321	—	1,327
Restructuring charges, net	—	14	—	98	—	112
Certain litigation charges	—	90	—	76	—	166
Other operating expense (income), net	40	(1,759)	—	2,336	(339)	278
Operating profit (loss)	(48)	242	—	4,154	(26)	4,322
Other non-operating (income) expense, net	—	(445)	(539)	(1,411)	2,086	(309)
Interest expense	333	1,444	349	686	(2,086)	726
Equity in net (income) loss of subsidiaries	(3,835)	(2,178)	(3,644)	—	9,657	—
Income (loss) before income taxes	3,454	1,421	3,834	4,879	(9,683)	3,905
Income tax (benefit) provision	(5)	(79)	—	521	—	437
Net income (loss)	3,459	1,500	3,834	4,358	(9,683)	3,468
Net (income) loss attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income (loss) attributable to Medtronic	3,459	1,500	3,834	4,349	(9,683)	3,459
Other comprehensive income (loss), net of tax	(719)	(747)	(719)	(779)	2,242	(722)
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Total comprehensive income (loss)	$2,740	$753	$3,115	$3,573	$(7,441)	$2,740

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$275	$—	$7,369	$(275)	$7,369

Costs and expenses:
Cost of products sold	—	246	—	2,126	(178)	2,194
Research and development expense	—	166	—	393	—	559
Selling, general, and administrative expense	4	364	—	2,155	—	2,523
Amortization of intangible assets	—	2	—	459	—	461
Restructuring charges, net	—	—	—	7	—	7
Certain litigation charges	—	24	—	37	—	61
Other operating expense (income), net	10	(773)	—	999	(108)	128
Operating profit (loss)	(14)	246	—	1,193	11	1,436
Other non-operating (income) expense, net	—	92	(133)	(355)	535	139
Interest expense	63	464	73	205	(535)	270
Equity in net (income) loss of subsidiaries	1,314	1,350	1,374	—	(4,038)	—
Income (loss) before income taxes	(1,391)	(1,660)	(1,314)	1,343	4,049	1,027
Income tax (benefit) provision	(2)	316	—	2,105	—	2,419
Net income (loss)	(1,389)	(1,976)	(1,314)	(762)	4,049	(1,392)
Net loss attributable to noncontrolling interests	—	—	—	3	—	3
Net income (loss) attributable to Medtronic	(1,389)	(1,976)	(1,314)	(759)	4,049	(1,389)
Other comprehensive (loss) income, net of tax	678	599	678	664	(1,941)	678
Comprehensive loss attributable to noncontrolling interests	—	—	—	3	—	3
Total comprehensive income (loss)	$(711)	$(1,377)	$(636)	$(95)	$2,108	$(711)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$879	$—	$21,807	$(877)	$21,809

Costs and expenses:
Cost of products sold	—	702	—	6,548	(581)	6,669
Research and development expense	—	495	—	1,169	—	1,664
Selling, general, and administrative expense	9	1,089	—	6,544	—	7,642
Amortization of intangible assets	—	6	—	1,369	—	1,375
Restructuring charges, net	—	2	—	21	—	23
Certain litigation charges	—	24	—	37	—	61
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense (income), net	35	(1,334)	—	1,981	(322)	360
Operating profit (loss)	(44)	(105)	—	4,835	26	4,712
Other non-operating (income) expense, net	—	(57)	(344)	(1,036)	1,370	(67)
Interest expense	172	1,330	155	542	(1,370)	829
Equity in net (income) loss of subsidiaries	(1,855)	(387)	(1,666)	—	3,908	—
Income (loss) before income taxes	1,639	(991)	1,855	5,329	(3,882)	3,950
Income tax (benefit) provision	(5)	(3)	—	2,328	—	2,320
Net income (loss)	1,644	(988)	1,855	3,001	(3,882)	1,630
Net loss attributable to noncontrolling interests	—	—	—	14	—	14
Net income (loss) attributable to Medtronic	1,644	(988)	1,855	3,015	(3,882)	1,644
Other comprehensive income (loss), net of tax	1,231	1,228	1,231	1,194	(3,653)	1,231
Comprehensive loss attributable to noncontrolling interests	—	—	—	14	—	14
Total comprehensive income (loss)	$2,875	$240	$3,086	$4,209	$(7,535)	$2,875

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
January 25, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$16	$336	$3,351	$—	$3,703
Investments	—	—	—	5,439	—	5,439
Accounts receivable, net	—	—	—	5,854	—	5,854
Inventories, net	—	176	—	3,870	(180)	3,866
Intercompany receivable	46	20,062	—	36,870	(56,978)	—
Other current assets	9	159	3	1,844	—	2,015
Total current assets	55	20,413	339	57,228	(57,158)	20,877
Property, plant, and equipment, net	—	1,439	—	3,154	—	4,593
Goodwill	—	1,883	—	38,120	—	40,003
Other intangible assets, net	—	—	—	20,835	—	20,835
Tax assets	—	447	—	1,049	—	1,496
Investment in subsidiaries	63,260	76,021	64,146	—	(203,427)	—
Intercompany loans receivable	3,000	21	30,022	33,786	(66,829)	—
Other assets	—	255	—	671	—	926
Total assets	$66,315	$100,479	$94,507	$154,843	$(327,414)	$88,730
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$1	$1,000	$355	$—	$1,356
Accounts payable	—	459	—	1,247	—	1,706
Intercompany payable	—	20,271	16,601	20,106	(56,978)	—
Accrued compensation	4	733	—	1,059	—	1,796
Accrued income taxes	—	—	—	648	—	648
Other accrued expenses	20	557	32	2,738	—	3,347
Total current liabilities	24	22,021	17,633	26,153	(56,978)	8,853
Long-term debt	—	20,620	845	2,209	—	23,674
Accrued compensation and retirement benefits	—	836	—	477	—	1,313
Accrued income taxes	10	650	—	2,214	—	2,874
Intercompany loans payable	16,452	13,879	19,794	16,704	(66,829)	—
Deferred tax liabilities	—	—	—	1,356	—	1,356
Other liabilities	—	41	—	678	—	719
Total liabilities	16,486	58,047	38,272	49,791	(123,807)	38,789
Shareholders’ equity	49,829	42,432	56,235	104,940	(203,607)	49,829
Noncontrolling interests	—	—	—	112	—	112
Total equity	49,829	42,432	56,235	105,052	(203,607)	49,941
Total liabilities and equity	$66,315	$100,479	$94,507	$154,843	$(327,414)	$88,730

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$20	$1	$3,648	$—	$3,669
Investments	—	76	—	7,482	—	7,558
Accounts receivable, net	—	—	—	5,987	—	5,987
Inventories, net	—	165	—	3,539	(125)	3,579
Intercompany receivable	37	23,480	—	33,929	(57,446)	—
Other current assets	6	178	—	2,003	—	2,187
Total current assets	43	23,919	1	56,588	(57,571)	22,980
Property, plant, and equipment, net	—	1,426	—	3,178	—	4,604
Goodwill	—	1,883	—	37,660	—	39,543
Other intangible assets, net	—	12	—	21,711	—	21,723
Tax assets	—	385	—	1,080	—	1,465
Investment in subsidiaries	60,381	73,495	61,461	—	(195,337)	—
Intercompany loans receivable	3,000	6,519	19,337	34,196	(63,052)	—
Other assets	—	223	—	855	—	1,078
Total assets	$63,424	$107,862	$80,799	$155,268	$(315,960)	$91,393
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,696	$362	$—	$2,058
Accounts payable	—	381	—	1,247	—	1,628
Intercompany payable	—	28,401	5,542	23,503	(57,446)	—
Accrued compensation	3	787	—	1,198	—	1,988
Accrued income taxes	—	—	—	979	—	979
Other accrued expenses	16	359	4	3,052	—	3,431
Total current liabilities	19	29,928	7,242	30,341	(57,446)	10,084
Long-term debt	—	20,598	844	2,257	—	23,699
Accrued compensation and retirement benefits	—	902	—	523	—	1,425
Accrued income taxes	10	531	—	2,510	—	3,051
Intercompany loans payable	12,675	14,339	19,335	16,703	(63,052)	—
Deferred tax liabilities	—	—	—	1,423	—	1,423
Other liabilities	—	68	—	821	—	889
Total liabilities	12,704	66,366	27,421	54,578	(120,498)	40,571
Shareholders' equity	50,720	41,496	53,378	100,588	(195,462)	50,720
Noncontrolling interests	—	—	—	102	—	102
Total equity	50,720	41,496	53,378	100,690	(195,462)	50,822
Total liabilities and equity	$63,424	$107,862	$80,799	$155,268	$(315,960)	$91,393

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 25, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$100	$(619)	$200	$5,239	$—	$4,920
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,615)	—	(1,615)
Additions to property, plant, and equipment	—	(207)	—	(592)	—	(799)
Purchases of investments	—	—	—	(1,987)	—	(1,987)
Sales and maturities of investments	—	76	—	4,083	—	4,159
Capital contribution paid	(18)	(47)	—	—	65	—
Other investing activities	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	(18)	(178)	—	(114)	65	(245)
Financing Activities:
Change in current debt obligations, net	—	—	(696)	—	—	(696)
Issuance of long-term debt	—	—	—	3	—	3
Payments on long-term debt	—	—	—	(29)	—	(29)
Dividends to shareholders	(2,022)	—	—	—	—	(2,022)
Issuance of ordinary shares	891	—	—	—	—	891
Repurchase of ordinary shares	(2,728)	—	—	—	—	(2,728)
Net intercompany loan borrowings (repayments)	3,777	793	814	(5,384)	—	—
Capital contribution received	—	—	—	65	(65)	—
Other financing activities	—	—	17	(7)	—	10
Net cash provided by (used in) financing activities	(82)	793	135	(5,352)	(65)	(4,571)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(70)	—	(70)
Net change in cash and cash equivalents	—	(4)	335	(297)	—	34
Cash and cash equivalents at beginning of period	—	20	1	3,648	—	3,669
Cash and cash equivalents at end of period	$—	$16	$336	$3,351	$—	$3,703

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 26, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$172	$(958)	$200	$4,232	$—	$3,646
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(111)	—	(111)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	(234)	—	(542)	—	(776)
Purchases of investments	—	—	—	(2,479)	—	(2,479)
Sales and maturities of investments	—	—	—	3,060	—	3,060
Capital contribution paid	—	(59)	(4,200)	—	4,259	—
Other investing activities	—	—	—	(5)	—	(5)
Net cash provided by (used in) investing activities	—	(293)	(4,200)	5,981	4,259	5,747
Financing Activities:
Change in current debt obligations, net	—	—	(397)	6	—	(391)
Issuance of long-term debt	—	—	—	21	—	21
Payments on long-term debt	—	(3,000)	—	(1,167)	—	(4,167)
Dividends to shareholders	(1,870)	—	—	—	—	(1,870)
Issuance of ordinary shares	333	—	—	—	—	333
Repurchase of ordinary shares	(1,964)	—	—	—	—	(1,964)
Net intercompany loan borrowings (repayments)	3,329	4,244	4,453	(12,026)	—	—
Capital contribution received	—	—	—	4,259	(4,259)	—
Other financing activities	—	—	—	(88)	—	(88)
Net cash provided by (used in) financing activities	(172)	1,244	4,056	(8,995)	(4,259)	(8,126)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	124	—	124
Net change in cash and cash equivalents	—	(7)	56	1,342	—	1,391
Cash and cash equivalents at beginning of period	—	45	5	4,917	—	4,967
Cash and cash equivalents at end of period	$—	$38	$61	$6,259	$—	$6,358

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 25, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,546	$—	$7,546

Costs and expenses:
Cost of products sold	—	—	—	2,265	—	2,265
Research and development expense	—	—	—	561	—	561
Selling, general, and administrative expense	2	—	1	2,593	—	2,596
Amortization of intangible assets	—	—	—	436	—	436
Restructuring charges, net	—	—	—	26	—	26
Certain litigation charges	—	—	—	63	—	63
Other operating expense, net	15	—	—	42	—	57
Operating profit (loss)	(17)	—	(1)	1,560	—	1,542
Other non-operating (income) expense, net	—	(9)	(207)	(190)	335	(71)
Interest expense	125	23	132	298	(335)	243
Equity in net (income) loss of subsidiaries	(1,410)	(655)	(1,336)	—	3,401	—
Income (loss) before income taxes	1,268	641	1,410	1,452	(3,401)	1,370
Income tax (benefit) provision	(1)	—	—	100	—	99
Net income (loss)	1,269	641	1,410	1,352	(3,401)	1,271
Net loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,269	641	1,410	1,350	(3,401)	1,269
Other comprehensive income (loss), net of tax	154	95	154	154	(403)	154
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$1,423	$736	$1,564	$1,504	$(3,804)	$1,423

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 25, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$22,411	$—	$22,411

Costs and expenses:
Cost of products sold	—	—	—	6,672	—	6,672
Research and development expense	—	—	—	1,736	—	1,736
Selling, general, and administrative expense	8	1	2	7,787	—	7,798
Amortization of intangible assets	—	—	—	1,327	—	1,327
Restructuring charges, net	—	—	—	112	—	112
Certain litigation charges	—	—	—	166	—	166
Other operating expense, net	40	—	—	238	—	278
Operating profit (loss)	(48)	(1)	(2)	4,373	—	4,322
Other non-operating (income) expense, net	—	(29)	(559)	(614)	893	(309)
Interest expense	333	66	348	872	(893)	726
Equity in net (income) loss of subsidiaries	(3,835)	(2,271)	(3,626)	—	9,732	—
Income (loss) before income taxes	3,454	2,233	3,835	4,115	(9,732)	3,905
Income tax (benefit) provision	(5)	—	—	442	—	437
Net income (loss)	3,459	2,233	3,835	3,673	(9,732)	3,468
Net loss attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income (loss) attributable to Medtronic	3,459	2,233	3,835	3,664	(9,732)	3,459
Other comprehensive income (loss), net of tax	(719)	69	(719)	(722)	1,369	(722)
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Total comprehensive income (loss)	$2,740	$2,302	$3,116	$2,945	$(8,363)	$2,740

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,369	$—	$7,369

Costs and expenses:
Cost of products sold	—	—	—	2,194	—	2,194
Research and development expense	—	—	—	559	—	559
Selling, general, and administrative expense	4	—	—	2,519	—	2,523
Amortization of intangible assets	—	—	—	461	—	461
Restructuring charges, net	—	—	—	7	—	7
Certain litigation charges	—	—	—	61	—	61
Gain on sale of businesses	—	—	—	—	—	—
Other operating expense, net	10	—	—	118	—	128
Operating profit (loss)	(14)	—	—	1,450	—	1,436
Other non-operating (income) expense, net	—	(13)	(137)	83	206	139
Interest expense	63	19	73	321	(206)	270
Equity in net (income) loss of subsidiaries	1,314	(921)	1,378	—	(1,771)	—
Income (loss) before income taxes	(1,391)	915	(1,314)	1,046	1,771	1,027
Income tax (benefit) provision	(2)	—	—	2,421	—	2,419
Net income (loss)	(1,389)	915	(1,314)	(1,375)	1,771	(1,392)
Net loss attributable to noncontrolling interests	—	—	—	3	—	3
Net income (loss) attributable to Medtronic	(1,389)	915	(1,314)	(1,372)	1,771	(1,389)
Other comprehensive (loss) income, net of tax	678	52	678	678	(1,408)	678
Comprehensive loss attributable to noncontrolling interests	—	—	—	3	—	3
Total comprehensive income (loss)	$(711)	$967	$(636)	$(694)	$363	$(711)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$21,809	$—	$21,809

Costs and expenses:
Cost of products sold	—	—	—	6,669	—	6,669
Research and development expense	—	—	—	1,664	—	1,664
Selling, general, and administrative expense	9	—	1	7,632	—	7,642
Amortization of intangible assets	—	—	—	1,375	—	1,375
Restructuring charges, net	—	—	—	23	—	23
Certain litigation charges	—	—	—	61	—	61
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense, net	35	1	—	324	—	360
Operating profit (loss)	(44)	(1)	(1)	4,758	—	4,712
Other non-operating (income) expense, net	—	(45)	(355)	(169)	502	(67)
Interest expense	172	63	156	940	(502)	829
Equity in net (income) loss of subsidiaries	(1,855)	(3,062)	(1,657)	—	6,574	—
Income (loss) before income taxes	1,639	3,043	1,855	3,987	(6,574)	3,950
Income tax (benefit) provision	(5)	—	—	2,325	—	2,320
Net income (loss)	1,644	3,043	1,855	1,662	(6,574)	1,630
Net loss attributable to noncontrolling interests	—	—	—	14	—	14
Net income (loss) attributable to Medtronic	1,644	3,043	1,855	1,676	(6,574)	1,644
Other comprehensive income (loss), net of tax	1,231	(7)	1,231	1,231	(2,455)	1,231
Comprehensive loss attributable to non-controlling interests	—	—	—	14	—	14
Total comprehensive income (loss)	$2,875	$3,036	$3,086	$2,907	$(9,029)	$2,875

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
January 25, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$336	$3,367	$—	$3,703
Investments	—	—	—	5,439	—	5,439
Accounts receivable, net	—	—	—	5,854	—	5,854
Inventories, net	—	—	—	3,866	—	3,866
Intercompany receivable	46	—	1,362	16,616	(18,024)	—
Other current assets	9	—	3	2,003	—	2,015
Total current assets	55	—	1,701	37,145	(18,024)	20,877
Property, plant, and equipment, net	—	—	—	4,593	—	4,593
Goodwill	—	—	—	40,003	—	40,003
Other intangible assets, net	—	—	—	20,835	—	20,835
Tax assets	—	—	—	1,496	—	1,496
Investment in subsidiaries	63,260	33,203	62,790	—	(159,253)	—
Intercompany loans receivable	3,000	1,061	30,022	19,894	(53,977)	—
Other assets	—	—	—	926	—	926
Total assets	$66,315	$34,264	$94,513	$124,892	$(231,254)	$88,730
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,000	$356	$—	$1,356
Accounts payable	—	—	—	1,706	—	1,706
Intercompany payable	—	1,302	16,601	121	(18,024)	—
Accrued compensation	4	—	—	1,792	—	1,796
Accrued income taxes	—	—	—	648	—	648
Other accrued expenses	20	12	37	3,278	—	3,347
Total current liabilities	24	1,314	17,638	7,901	(18,024)	8,853
Long-term debt	—	2,095	845	20,734	—	23,674
Accrued compensation and retirement benefits	—	—	—	1,313	—	1,313
Accrued income taxes	10	—	—	2,864	—	2,874
Intercompany loans payable	16,452	100	19,794	17,631	(53,977)	—
Deferred tax liabilities	—	—	—	1,356	—	1,356
Other liabilities	—	—	1	718	—	719
Total liabilities	16,486	3,509	38,278	52,517	(72,001)	38,789
Shareholders’ equity	49,829	30,755	56,235	72,263	(159,253)	49,829
Noncontrolling interests	—	—	—	112	—	112
Total equity	49,829	30,755	56,235	72,375	(159,253)	49,941
Total liabilities and equity	$66,315	$34,264	$94,513	$124,892	$(231,254)	$88,730

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$3,668	$—	$3,669
Investments	—	—	—	7,558	—	7,558
Accounts receivable, net	—	—	—	5,987	—	5,987
Inventories, net	—	—	—	3,579	—	3,579
Intercompany receivable	37	—	1,343	5,560	(6,940)	—
Other current assets	6	—	—	2,181	—	2,187
Total current assets	43	—	1,344	28,533	(6,940)	22,980
Property, plant, and equipment, net	—	—	—	4,604	—	4,604
Goodwill	—	—	—	39,543	—	39,543
Other intangible assets, net	—	—	—	21,723	—	21,723
Tax assets	—	—	—	1,465	—	1,465
Investment in subsidiaries	60,381	31,239	60,122	—	(151,742)	—
Intercompany loans receivable	3,000	1,291	19,337	19,436	(43,064)	—
Other assets	—	—	—	1,078	—	1,078
Total assets	$63,424	$32,530	$80,803	$116,382	$(201,746)	$91,393
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$1,696	$362	$—	$2,058
Accounts payable	—	—	—	1,628	—	1,628
Intercompany payable	—	1,283	5,542	115	(6,940)	—
Accrued compensation	3	—	—	1,985	—	1,988
Accrued income taxes	—	—	—	979	—	979
Other accrued expenses	16	21	8	3,386	—	3,431
Total current liabilities	19	1,304	7,246	8,455	(6,940)	10,084
Long-term debt	—	2,111	844	20,744	—	23,699
Accrued compensation and retirement benefits	—	—	—	1,425	—	1,425
Accrued income taxes	10	—	—	3,041	—	3,051
Intercompany loans payable	12,675	100	19,335	10,954	(43,064)	—
Deferred tax liabilities	—	—	—	1,423	—	1,423
Other liabilities	—	—	—	889	—	889
Total liabilities	12,704	3,515	27,425	46,931	(50,004)	40,571
Shareholders' equity	50,720	29,015	53,378	69,349	(151,742)	50,720
Noncontrolling interests	—	—	—	102	—	102
Total Equity	50,720	29,015	53,378	69,451	(151,742)	50,822
Total liabilities and equity	$63,424	$32,530	$80,803	$116,382	$(201,746)	$91,393

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 25, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$100	$(62)	$219	$4,663	$—	$4,920
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,615)	—	(1,615)
Additions to property, plant, and equipment	—	—	—	(799)	—	(799)
Purchases of investments	—	—	—	(1,987)	—	(1,987)
Sales and maturities of investments	—	—	—	4,159	—	4,159
Capital contribution paid	(18)	(187)	—	—	205	—
Other investing activities	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	(18)	(187)	—	(245)	205	(245)
Financing Activities:
Change in current debt obligations, net	—	—	(696)	—	—	(696)
Issuance of long-term debt	—	—	—	3	—	3
Payments on long-term debt	—	—	—	(29)	—	(29)
Dividends to shareholders	(2,022)	—	—	—	—	(2,022)
Issuance of ordinary shares	891	—	—	—	—	891
Repurchase of ordinary shares	(2,728)	—	—	—	—	(2,728)
Net intercompany loan borrowings (repayments)	3,777	249	795	(4,821)	—	—
Capital contribution received	—	—	—	205	(205)	—
Other financing activities	—	—	17	(7)	—	10
Net cash provided by (used in) financing activities	(82)	249	116	(4,649)	(205)	(4,571)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(70)	—	(70)
Net change in cash and cash equivalents	—	—	335	(301)	—	34
Cash and cash equivalents at beginning of period	—	—	1	3,668	—	3,669
Cash and cash equivalents at end of period	$—	$—	$336	$3,367	$—	$3,703

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 26, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$172	$978	$210	$3,334	$(1,048)	$3,646
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(111)	—	(111)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	—	—	(776)	—	(776)
Purchases of investments	—	—	—	(2,479)	—	(2,479)
Sales and maturities of investments	—	—	—	3,060	—	3,060
Capital contributions paid	—	(531)	(4,200)	—	4,731	—
Other investing activities	—	—	—	(5)	—	(5)
Net cash provided by (used in) investing activities	—	(531)	(4,200)	5,747	4,731	5,747
Financing Activities:
Change in current debt obligations, net	—	—	(397)	6	—	(391)
Issuance of long-term debt	—	—	—	21	—	21
Payments on long-term debt	—	(1,150)	—	(3,017)	—	(4,167)
Dividends to shareholders	(1,870)	—	—	—	—	(1,870)
Issuance of ordinary shares	333	—	—	—	—	333
Repurchase of ordinary shares	(1,964)	—	—	—	—	(1,964)
Net intercompany loan borrowings (repayments)	3,329	670	4,443	(8,442)	—	—
Intercompany dividend paid	—	—	—	(1,048)	1,048	—
Capital contributions received	—	—	—	4,731	(4,731)	—
Other financing activities	—	—	—	(88)	—	(88)
Net cash provided by (used in) financing activities	(172)	(480)	4,046	(7,837)	(3,683)	(8,126)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	124	—	124
Net change in cash and cash equivalents	—	(33)	56	1,368	—	1,391
Cash and cash equivalents at beginning of period	—	33	5	4,929	—	4,967
Cash and cash equivalents at end of period	$—	$—	$61	$6,297	$—	$6,358

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 25, 2019.
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
The table below presents net income attributable to Medtronic and our diluted earnings per share for the three and nine months ended January 25, 2019 and January 26, 2018:

	Three months ended			Nine months ended
(in millions, except per share data)	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Net income (loss) attributable to Medtronic	$1,269	$(1,389)	191%	$3,459	$1,644	110%
Diluted earnings (loss) per share	$0.94	$(1.03)	191%	$2.54	$1.20	112%

The increase in net income attributable to Medtronic and diluted earnings per share (EPS) for the three and nine months ended January 25, 2019 as compared to the corresponding periods in the prior fiscal year, was primarily attributable to the tax charge recognized during the three and nine months ended January 26, 2018 related to the enactment of U.S. comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Further contributing to the increase in net income and diluted EPS for the three and nine months ended January 25, 2019 were decreases in our other operating expense, net, other non-operating (income) expense, net, and interest expense. For the nine months ended January 25, 2019, the increase in net income and diluted EPS was partially offset by the $697 million gain on the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017 and increases in research and development expense and certain litigation charges. Refer to the "Costs and Expenses" section of this Management's Discussion and Analysis for more information on the items impacting net income attributable to Medtronic and diluted EPS during the three and nine months ended January 25, 2019 and January 26, 2018.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three and nine months ended January 25, 2019 and January 26, 2018:

	Three months ended January 25, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,370	$99	$1,269	$0.94	7.2%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	66	12	54	0.04	18.2
Acquisition-related items (3)	17	5	12	0.01	29.4
Certain litigation charges	63	12	51	0.04	19.0
(Gain)/loss on minority investments (4)	(7)	(1)	(6)	—	14.3
IPR&D charges (5)	11	3	8	0.01	27.3
Exit of businesses (6)	69	13	56	0.04	18.8
Amortization of intangible assets	436	65	371	0.27	14.9
Certain tax adjustments, net (7)	—	64	(64)	(0.05)	—
Non-GAAP	$2,025	$272	$1,751	$1.29	13.4%

	Three months ended January 26, 2018
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net (Loss) Income Attributable to Medtronic	Diluted (LPS) EPS(1)(8)	Effective Tax Rate
GAAP	$1,027	$2,419	$(1,389)	$(1.03)	235.5%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	30	4	26	0.02	13.3
Acquisition-related items (9)	30	13	17	0.01	43.3
Certain litigation charges	61	8	53	0.04	13.1
Investment loss (10)	227	(1)	228	0.17	(0.4)
IPR&D charges (5)	46	5	41	0.03	10.9
Amortization of intangible assets	461	87	374	0.27	18.9
Certain tax adjustments, net (11)	—	(2,242)	2,242	1.64	—
Non-GAAP	$1,882	$293	$1,592	$1.17	15.6%

(1)	Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(3)
The charges include unvested stock option payouts and investment banker and other transaction fees, along with integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(4)	Unrealized and realized gains and losses on our minority investments.

(5)	The charges were recognized in connection with the impairment of in-process research and development ("IPR&D") assets.

(6)	The net charge relates to business exits and is primarily comprised of intangible asset impairments.

(7)
The net benefit relates to the impact of U.S. tax reform, intercompany legal entity restructuring, and the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017.

(8)
GAAP diluted LPS for the three months ended January 26, 2018 is calculated using diluted weighted average shares outstanding of 1,354.0 million, which is the same as basic weighted average shares, due to the net loss resulting from the tax charge as discussed in footnote (11) below. Non-GAAP diluted EPS for the respective period is calculated using diluted weighted average shares of 1,364.5 million as the Company had non-GAAP net income for the period.

(9)	The charges primarily include integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(10)	The charge was recognized in connection with the impairment of certain cost and equity method investments.

(11)
The net charge primarily relates to the impact from U.S. tax reform, inclusive of the transition tax, remeasurement of deferred tax assets and liabilities, and the decrease in the U.S. statutory tax rate.

Non-GAAP diluted EPS for the three months ended January 25, 2019 was favorably impacted by an increase in net sales and decreases in other operating expense, net and interest expense when compared to the corresponding period in the prior fiscal year. These decreases were partially offset by an increase in cost of products sold and a decrease in other non-operating (income) expense, net.

	Nine months ended January 25, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$3,905	$437	$3,459	$2.54	11.2%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	256	40	216	0.16	15.6
Acquisition-related items (3)	57	13	44	0.03	22.8
Certain litigation charges	166	24	142	0.10	14.5
(Gain)/loss on minority investments (4)	(92)	(9)	(83)	(0.06)	9.8
IPR&D charges (5)	26	3	23	0.02	11.5
Exit of businesses (6)	149	31	118	0.09	20.8
Amortization of intangible assets	1,327	199	1,128	0.83	15.0
Certain tax adjustments, net (7)	—	35	(35)	(0.03)	—
Non-GAAP	$5,794	$773	$5,012	$3.69	13.3%

	Nine months ended January 26, 2018
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$3,950	$2,320	$1,644	$1.20	58.7%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	62	10	52	0.04	16.1
Acquisition-related items (8)	101	35	66	0.05	34.7
Divestiture-related items (9)	115	12	103	0.08	10.4
Certain litigation charges	61	8	53	0.04	13.1
Investment loss (10)	227	(1)	228	0.17	(0.4)
IPR&D charges (11)	46	5	41	0.03	10.9
Gain on sale of businesses (12)	(697)	—	(697)	(0.51)	—
Hurricane Maria (13)	34	1	33	0.02	2.9
Contribution to Medtronic Foundation	80	26	54	0.04	32.5
Amortization of intangible assets	1,375	241	1,134	0.83	17.5
Certain tax adjustments, net (14)	—	(1,877)	1,877	1.37	—
Non-GAAP	$5,354	$780	$4,588	$3.35	14.6%

(1)	Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(3)
The charges include unvested stock option payouts and investment banker and other transaction fees, along with integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(4)	Unrealized and realized gains and losses on our minority investments.

(5)	The charges represent acquired IPR&D in connection with an asset acquisition and charges recognized in connection with the impairment of IPR&D assets.

(6)	The net charge relates to business exits and is primarily comprised of intangible asset impairments.

(7)
The net benefit relates to the impact of U.S. tax reform, intercompany legal entity restructuring, and the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017.

(8)	The charges primarily include integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(9)	The transaction expenses incurred in connection with the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(10)	The charge was recognized in connection with the impairment of certain cost and equity method investments.

(11)	The charge was recognized in connection with the impairment of IPR&D assets.

(12)	The gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(13)	The charges represent idle facility costs, asset write-downs, and humanitarian efforts related to Hurricane Maria.

(14)
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

Non-GAAP diluted EPS for the nine months ended January 25, 2019 was favorably impacted by an increase in net sales, along with decreases in other operating expense, net and interest expense when compared to the corresponding period in the prior fiscal year, partially offset by increases in selling, general, and administrative expense and research development expense, along with a decrease in other non-operating (income) expense, net.
NET SALES
Segment and Division
The table below illustrates net sales by segment and division for the three and nine months ended January 25, 2019 and January 26, 2018:

	Three months ended			Nine months ended
(in millions)	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Cardiac Rhythm & Heart Failure	$1,397	$1,457	(4)%	$4,295	$4,314	—%
Coronary & Structural Heart	913	886	3	2,736	2,557	7
Aortic, Peripheral & Venous	476	457	4	1,424	1,348	6
Cardiac and Vascular Group	2,786	2,800	(1)	8,455	8,219	3
Surgical Innovations	1,434	1,384	4	4,224	4,024	5
Respiratory, Gastrointestinal, & Renal	690	657	5	1,999	2,455	(19)
Minimally Invasive Therapies Group	2,124	2,041	4	6,223	6,479	(4)
Spine	655	661	(1)	1,963	1,969	—
Brain Therapies	650	585	11	1,867	1,682	11
Specialty Therapies	407	398	2	1,196	1,132	6
Pain Therapies	314	300	5	942	833	13
Restorative Therapies Group	2,026	1,944	4	5,968	5,616	6
Diabetes Group	610	584	4	1,765	1,495	18
Total	$7,546	$7,369	2%	$22,411	$21,809	3%
Our performance displays our continued execution against our three growth strategies: therapy innovation, globalization, and economic value. We continue to allocate our capital to higher growth markets and new opportunities that create competitive advantages and capitalize on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems. For the nine months ended January 25, 2019, total net sales were affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017.
We continue to see an acceleration in our innovation cycle within our therapy innovation growth strategy. Our segments invest in a pipeline of groundbreaking medical technology, with several recent product launches and adoption of new therapies contributing to net sales growth. We remain focused on our globalization strategy, as net sales in emerging markets grew 7 percent during the three and nine months ended January 25, 2019, as compared to the corresponding periods in the prior fiscal year. Our emerging market performance continues to benefit from geographic diversification, with strong, balanced results around the world. Finally, in our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes and deliver improved economic value to the payers and providers. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.

Segment and Market Geography
The tables below includes net sales by market geography for each of our segments for the three and nine months ended January 25, 2019 and January 26, 2018:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Cardiac and Vascular Group	$1,369	$1,395	(2)%	$924	$934	(1)%	$493	$471	5%
Minimally Invasive Therapies Group	930	862	8	796	807	(1)	398	372	7
Restorative Therapies Group	1,354	1,300	4	435	429	1	237	215	10
Diabetes Group	348	355	(2)	213	185	15	49	44	11
Total	$4,001	$3,912	2%	$2,368	$2,355	1%	$1,177	$1,102	7%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Nine months ended			Nine months ended			Nine months ended
(in millions)	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Cardiac and Vascular Group	$4,240	$4,151	2%	$2,766	$2,716	2%	$1,449	$1,352	7%
Minimally Invasive Therapies Group	2,659	2,902	(8)	2,396	2,455	(2)	1,168	1,122	4
Restorative Therapies Group	4,005	3,779	6	1,275	1,217	5	688	620	11
Diabetes Group	1,006	856	18	619	521	19	140	118	19
Total	$11,910	$11,688	2%	$7,056	$6,909	2%	$3,445	$3,212	7%

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
Net sales increases in the U.S. for the three months ended January 25, 2019 were primarily attributable to strong growth in our Minimally Invasive Therapies Group and Restorative Therapies Group, partially offset by declines in our Cardiac and Vascular Group and Diabetes Group. Net sales increases in the U.S. for the nine months ended January 25, 2019 were primarily attributable to our Diabetes Group and Restorative Therapies Group, partially offset by the impact of the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017. Net sales growth in non-U.S. developed markets for the three and nine months ended January 25, 2019 was primarily attributable to strong growth in our Diabetes Group, along with consistent growth across our segments in Japan and, for the nine months ended January 25, 2019, Western Europe. Net sales growth in emerging markets continues to reflect our broad diversification and was driven by strong performance in China, the Middle East & Africa, Eastern Europe, and both South and Southeast Asia. Currency had an unfavorable effect on net sales of $149 million and $166 million for the three and nine months ended January 25, 2019, respectively.
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
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 25, 2019 were $2.8 billion and $8.5 billion, respectively, a decrease of 1 percent and an increase of 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and nine months ended January 25, 2019 of $60 million and $62 million, respectively. The Cardiac and Vascular Group's net sales for the three and nine months ended January 25, 2019, as compared to the corresponding periods in the prior fiscal year, had net sales growth in Coronary & Structural Heart and Aortic, Peripheral & Venous (formerly known as Aortic & Peripheral Vascular) divisions, offset by declines in Cardiac Rhythm & Heart Failure. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 25, 2019 were $1.4 billion and $4.3 billion, respectively, a decrease of 4 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales decrease for the three and nine months ended January 25, 2019 was driven by declines in Heart Failure, Care Management Services, and CLMS, offset by growth in Arrhythmia Management. The decline in Heart Failure was driven by CRT-D replacements and LVAD headwinds due to a competitor product launch in the U.S. and changes in the U.S. heart transplant guidelines. The growth in Arrhythmia Management was driven by AF Solutions and Pacing, due to the continued strong adoption of the Micra transcatheter pacing system and Azure wireless pacemaker. Arrhythmia Management net sales growth also benefited from strong adoption of the TYRX absorbable antibacterial envelope through further expansion of value-based health-care arrangements.
Coronary & Structural Heart net sales for the three and nine months ended January 25, 2019 were $913 million and $2.7 billion, respectively, an increase of 3 percent and 7 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Coronary & Structural Heart net sales growth for the three and nine months ended January 25, 2019 was driven by the global strength of the CoreValve Evolut PRO transcatheter aortic valve system (Evolut PRO) and continued penetration into intermediate risk in the U.S., as well as growth in cannulae, including the Bio-Medicus Next Gen Cannulae, guide catheters, and coronary balloons. For the three months ended January 25, 2019, net sales growth was partially offset by declines in drug-eluting stents in international markets. For the nine months ended January 25, 2019, net sales growth also benefited from growth in drug-eluting stents, including growth in the U.S. from Resolute Onyx.
Aortic, Peripheral & Venous net sales for the three and nine months ended January 25, 2019 were $476 million and $1.4 billion, respectively, an increase of 4 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Aortic, Peripheral & Venous net sales growth for the three and nine months ended January 25, 2019 was driven by strong performance of the VenaSeal vein closure system, for which final approval for reimbursement payment in the U.S. from the Centers for Medicare & Medicaid Services (CMS) was received in January 2018. Net sales growth for the three and nine months ended January 25, 2019 was also attributable to growth in Percutaneous Transluminal Angioplasty (PTA) balloons and drug-coated balloon growth in international markets, driven by our recent launch of IN.PACT Admiral drug-coated balloon in Japan. For the three months ended January 25, 2019, net sales growth was also driven by the launch of the Valiant Navion thoracic stent graft system which received U.S. FDA and CE Mark approval in October and November 2018, respectively.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•	Acceptance and growth from penetration of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform into intermediate risk indication in the U.S.

•
Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, and advanced sealing with an excellent safety profile. Evolut PRO received CE Mark approval at the end of the first quarter of fiscal year 2018 and launched in Europe during the second quarter of fiscal year 2018. Evolut PRO launched in Japan and received approval from the Ministry of Health, Labour, and Welfare during the second quarter of fiscal year 2019.

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

•
Continued acceptance and growth from the Azure XT and S SureScan pacing systems, which launched in the U.S. during the third quarter of fiscal year 2018. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity.

•
Continued acceptance of the HVAD System as a Destination Therapy for patients with advanced heart failure who are not candidates for heart transplants. The HVAD System, a left ventricular assist device or LVAD, helps the heart pump and increases the amount of blood that flows through the body. In the U.S., we received FDA approval for the Destination Therapy indication in September 2017 and the thoracotomy indication in July 2018, which allows for a less-invasive implant via a small surgical incision between the patient's ribs on the left side of the chest. We expect that future LVAD net sales will be impacted by a competitor's product launch and the impact of changes in the U.S. heart transplant guidelines. Further, we anticipate launching the HVAD system in Japan during the fourth quarter of fiscal year 2019.

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

•	Continued acceptance and growth from the Valiant family of thoracic stent grafts, including the Valiant Navion which received U.S. FDA approval in October 2018 and CE Mark approval in November 2018.

•	Continued acceptance and growth from the expansion of the Endurant II used with the Heli-FX EndoAnchor for the short neck indication in the U.S., which received FDA approval in October 2017.
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
The Minimally Invasive Therapies Group’s net sales for the three and nine months ended January 25, 2019 were $2.1 billion and $6.2 billion, respectively, an increase of 4 percent and a decrease of 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and nine months ended January 25, 2019 of $52 million and $68 million, respectively. The Minimally Invasive Therapies Group's net sales for the nine months ended January 26, 2018 were affected by the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017.
During the second quarter of fiscal year 2018, after the divestiture discussed above, the Surgical Solutions and Patient Monitoring & Recovery divisions were realigned into the Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions. The Surgical Innovations division consists of the Advanced Surgical and General Surgical businesses. The Advanced Surgical business includes the Advanced Stapling, Advanced Energy, Hernia, Gynecology, and Lung Health product lines. The General Surgical business includes the Wound Closure, Electrosurgery, and Instruments product lines.

The Respiratory, Gastrointestinal, & Renal division consists of the Respiratory & Monitoring Solutions, GI Solutions, and Renal Care Solutions businesses. The Respiratory & Monitoring Solutions business includes the Patient Monitoring, Respiratory Interventions, Advanced Ablation, and GI Solutions product lines. The Renal Care Solutions business includes the Renal Access and Dialyzers product lines.
Surgical Innovations net sales for the three and nine months ended January 25, 2019 were $1.4 billion and $4.2 billion, respectively, an increase of 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Surgical Innovations net sales growth was driven by new products in Advanced Energy and Advanced Stapling, led by the LigaSure vessel sealing instruments with nano-coating, Exact and L-Hook, and both the Tri-Staple 2.0 endo stapling specialty reloads and Signia powered stapler.

Respiratory, Gastrointestinal, & Renal net sales for the three and nine months ended January 25, 2019 were $690 million and $2.0 billion, respectively, an increase of 5 percent and a decrease of 19 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales for the three and nine months ended January 25, 2019 benefited from growth in Respiratory and Patient Monitoring, including the continued adoption of MicroStream capnography monitoring products and growth in ventilators and pulse oximetry products. Also driving growth for the three and nine months ended January 25, 2019 was growth in GI and Hepatology and strength in renal access products. Net sales performance in Respiratory, Gastrointestinal, & Renal for the nine months ended January 25, 2019 declined as a result of the July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

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

•
Our ability to obtain adequate replacement sterilization capacity in our Surgical Innovations business in light of the Illinois Environmental Protection Agency’s (Illinois EPA) decision to close the Sterigenics U.S. LLC (Sterigenics) Willowbrook, Illinois facility on February 15, 2019.

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

•
Continued and future acceptance of less invasive standards of care, including the areas of GI Solutions and Advanced Ablation. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, Bravo Calibration-free reflux testing, and the Emprint ablation system with Thermosphere Technology, which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost.

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

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and nine months ended January 25, 2019 were $2.0 billion and $6.0 billion, respectively, an increase of 4 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and nine months ended January 25, 2019 of $25 million and $23 million, respectively. Net sales growth for the three and nine months ended January 25, 2019 was driven by the Brain Therapies, Specialty Therapies, and Pain Therapies divisions. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and nine months ended January 25, 2019 were $655 million and $2.0 billion, respectively, a decrease of 1 percent for the three months ended January 25, 2019 and flat for the nine months ended January 25, 2019. However, our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics, resulted in spine enabling technologies contributing to the strong performance in our Neurosurgery business. Additionally, in line with our "Speed-to-Scale" initiative, which involves faster innovation cycles and the launching of a steady cadence of new products at scale with sets immediately available for the entire market, recently launched products including the Infinity OCT System and the Solera Voyager 5.5/6.0 fixation system contributed to net sales during the period.
Brain Therapies net sales for the three and nine months ended January 25, 2019 were $650 million and $1.9 billion, respectively, an increase of 11 percent as compared to the corresponding periods in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by strength across our stroke franchise, with growth across our stent retriever, flow diversion, neuro access, and embolic protection products. Neurosurgery net sales growth was driven by strong capital equipment sales of the StealthStation S8 surgical navigation systems, Mazor X robotic guidance systems, O-Arm Imaging Systems, and Midas Rex powered surgical instrument systems. Additionally, Neurosurgery net sales growth for the nine months ended January 25, 2019 benefited from strong sales of Visualase MRI-guided laser ablation systems.
Specialty Therapies net sales for the three and nine months ended January 25, 2019 were $407 million and $1.2 billion, respectively, an increase of 2 and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales growth was driven by strong sales of the Aquamantys biopolar sealers within Transformative Solutions and growth in ENT.
Pain Therapies net sales for the three and nine months ended January 25, 2019 were $314 million and $942 million, respectively, an increase of 5 and 13 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales was driven by our Intellis spinal cord stimulation platform which received U.S. FDA approval in September 2017 and CE Mark in November 2017. Further driving net sales growth were the Evolve workflow algorithm, Snapshot reports, and our Targeted Drug Delivery products.

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

•
Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, our integrated robotics and navigation platform, which received FDA approval in November 2018.

•	Strengthening of our position as a global leader in enabling technologies for spine surgery as a result of the December 2018 acquisition of Mazor Robotics.

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

•
Market acceptance and continued global adoption of innovative new Spine products, such as our Infinity OCT System and Solera Voyager 5.5/6.0 fixation system, as well as our CD Horizon Solera Voyager system, our ELEVATE expandable interbody cages, and our OLIF25 and OLIF51 procedural solutions.

•
Growth in the broader vertebral compression fracture (VCF) and adjacent markets, as we continue to pursue the development of other therapies to treat more patients with VCF, including continued success of both the Kyphon V vertebroplasty system and the Osteocool RF Spinal Tumor ablation system.

•	Continued market acceptance and global adoption of our Intellis spinal cord stimulator, Evolve workflow algorithm, and Snapshot reporting to treat chronic pain in major markets around the world.

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

•
Continued acceptance and growth of our Specialty Therapies, including InterStim therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Transformative Solutions core portfolio products including Aquamantys biopolar sealers, PlasmaBlade soft tissue dissection devices and Radialux lighted retractors.

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and nine months ended January 25, 2019 were $610 million and $1.8 billion, respectively, an increase of 4 percent and 18 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and nine months ended January 25, 2019 of $12 million and $13 million, respectively. The Diabetes Group's net sales growth for the three and nine months ended January 25, 2019 was primarily attributable to the continued demand for the MiniMed 670G hybrid closed loop system, which offers the latest in SmartGuard technology, as well as the higher sensor attachment and utilization we are seeing with our integrated CGM users. Further, we experienced continued international growth due to strong sales of insulin pump systems in Europe, Latin America, and Asia Pacific as well as worldwide strength of the Guardian Connect CGM system.

Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Continued patient demand for the MiniMed 670G system, the first hybrid closed loop system in the world. The system features our most advanced SmartGuard algorithm, which enables improved glucose control with reduced user input. Over 157,000 trained, active users are benefiting from SmartGuard technology.

•
Continued acceptance and future growth internationally for the MiniMed 670G system. This system received CE mark in June 2018 and is now commercialized in Canada, Australia, Chile and in select European countries. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.

•	Changes in medical reimbursement policies and programs, along with additional payor coverage of the MiniMed 670G system.

•
Acceptance of the upcoming launch of our advanced hybrid closed loop system, along with the advancement of our Personalized Closed Loop system which was just granted "Breakthrough Device" designation by the FDA. These technologies feature our next-generation algorithms designed to improve time-in-range by further automating insulin delivery.

•
Continued acceptance and future growth of the MiniMed 640G system with SmartGuard Suspend before Low technology, which has launched in Europe, Australia, and select countries in Latin America and Asia. The MiniMed 640G system received regulatory approval in Japan in the fourth quarter of fiscal year 2018.

•
Continued acceptance and growth of the Guardian Connect CGM system which displays glucose information directly to a smartphone. This system has launched internationally and now in the U.S after receiving FDA approval in the fourth quarter of fiscal year 2018.

•
Continued partnership with UnitedHealthcare as the preferred in-network provider of insulin pumps, giving their members, including pediatric patients 7 years and above, access to our advanced diabetes technology and comprehensive support services.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revised U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate, broadening the base of taxation, and implementing a territorial tax system. We had a measurement period of up to one year after the enactment date of the Tax Act to finalize the recognition of the related tax impacts. The measurement period closed during the three months ended January 25, 2019.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Cost of products sold	30.0%	29.8%	29.8%	30.6%
Research and development expense	7.4%	7.6%	7.7%	7.6%
Selling, general, and administrative expense	34.4%	34.2%	34.8%	35.0%
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
Cost of products sold for the three and nine months ended January 25, 2019 was $2.3 billion and $6.7 billion, respectively. The increase in cost of products sold as a percentage of net sales for the three months ended January 25, 2019, as compared to the corresponding period in the prior fiscal year, was driven by restructuring and associated costs, a change in product mix due to strong growth in some of our lower margin businesses, and pricing pressures. Cost of products sold for the three months ended January 25, 2019 includes $21 million of restructuring and associated costs, as compared to $13 million for the three months ended January 26, 2018.
The decrease in cost of products sold as a percentage of net sales for the nine months ended January 25, 2019, as compared to the corresponding period in the prior fiscal year, was favorably affected by the divestiture of lower-margin products in conjunction with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses on July 29, 2017. Also contributing to the decrease in cost of products sold as a percentage of net sales for the nine months ended January 25, 2019 was the infusion set recall in our Diabetes Group, along with $17 million of costs recognized in relation to restoring operations at our four Puerto Rico manufacturing sites after Hurricane Maria, including idle facility costs, asset write-downs, and other facility-related costs, incurred during the nine months ended January 26, 2018. These benefits were slightly offset by increased restructuring and associated costs. Cost of products sold for the nine months ended January 25, 2019 includes $58 million of restructuring and associated costs, as compared to $25 million for the nine months ended January 26, 2018.
Research and Development Expense Research and development expense for the three and nine months ended January 25, 2019 was $561 million and $1.7 billion, respectively. We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
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
Selling, general, and administrative expense for the three and nine months ended January 25, 2019 was $2.6 billion and $7.8 billion, respectively. The increase in selling, general, and administrative expense as a percentage of net sales for the three months ended January 25, 2019, as compared to the corresponding period in the prior fiscal year, was driven by acquisition-related items and restructuring and associated costs. Selling, general, and administrative expense for the three months ended January 25, 2019 includes $77 million of acquisition-related items, as compared to $21 million for the three months ended January 26, 2018. Additionally, selling, general, and administrative expense for the three months ended January 25, 2019 includes $19 million of restructuring and associated costs, as compared to $10 million for the three months ended January 26, 2018.
The decrease in selling, general, and administrative expense as a percentage of net sales for the nine months ended January 25, 2019, as compared to the corresponding period in the prior fiscal year, was favorably affected by $115 million of expenses incurred in connection with the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the nine months ended January 26, 2018. This benefit was partially offset by increased acquisition-related items, as well as increased restructuring and associated costs. Selling, general, and administrative expense for the nine months ended January 25, 2019 includes $120 million of acquisition-related items, as compared to $97 million for the nine months ended January 26, 2018. Additionally, selling, general, and administrative expense for the nine months ended January 25, 2019 includes $86 million of restructuring and associated costs, as compared to $14 million for the nine months ended January 26, 2018.

The following is a summary of other costs and expenses:

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Amortization of intangible assets	$436	$461	$1,327	$1,375
Restructuring charges, net	26	7	112	23
Certain litigation charges	63	61	166	61
Gain on sale of businesses	—	—	—	(697)
Other operating expense, net	57	128	278	360
Other non-operating (income) expense, net	(71)	139	(309)	(67)
Interest expense	243	270	726	829
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $436 million and $1.3 billion for the three and nine months ended January 25, 2019, respectively, as compared to $461 million and $1.4 billion for the three and nine months ended January 26, 2018, respectively. The decrease in amortization expense for the three and nine months ended January 25, 2019 as compared to the corresponding periods in the prior fiscal year is primarily driven by several patents that became fully amortized during fiscal year 2019.
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

For the three and nine months ended January 25, 2019, we recognized restructuring charges of $69 million and $264 million, respectively. For the three and nine months ended January 25, 2019, restructuring charges included $29 million and $120 million, respectively, recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three and nine months ended January 25, 2019, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $21 million and $58 million, respectively, recognized within cost of products sold and $19 million and $73 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income. For the nine months ended January 25, 2019, selling, general, and administrative expense also includes $13 million of fixed asset write-downs.

For the three and nine months ended January 26, 2018, we recognized restructuring charges of $32 million, which included $9 million of employee termination benefits recognized within restructuring charges, net in the consolidated statements of income. Restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $13 million recognized within cost of products sold and $10 million recognized within selling, general and administrative expense in consolidated statements of income.
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
During the three and nine months ended January 25, 2019, we recognized no restructuring charges and accrual adjustments of $1 million and $8 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated.
For the three months ended January 26, 2018, we recognized no restructuring charges, and for the nine months ended January 26, 2018, we recognized restructuring charges of $45 million. For the three and nine months ended January 26, 2018, we recognized accrual adjustments of $2 million and $15 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated. For the nine months ended January 26, 2018, restructuring charges included $29 million of employee termination benefits recognized within restructuring charges, net in the consolidated statements of income. For the nine months ended January 26, 2018, restructuring charges also included other costs of $12 million within cost of products sold and $4 million recognized within selling, general and administrative expense.
For additional information about our restructuring programs, refer to Note 6 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three and nine months ended January 25, 2019, we recognized $63 million and $166 million, respectively, of litigation charges related to probable and estimable damages for significant legal matters. During the three and nine months ended January 26, 2018, we recognized $61 million of litigation charges related to probable and estimable damages for significant legal matters.
Gain on Sale of Businesses We recognized a pre-tax gain of $697 million on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the nine months ended January 26, 2018. There were no sales of businesses during the three months ended January 26, 2018 or the three and nine months ended January 25, 2019.
Other Operating Expense, Net Other operating expense, net includes royalty income and expense, Transition Service Agreement income, intangible asset charges, currency transaction and derivative gains and losses, contributions to the Medtronic Foundation, Puerto Rico excise taxes, changes in the fair value of contingent consideration, and charges associated with business exits. For the three and nine months ended January 25, 2019, other operating expense, net was $57 million and $278 million, respectively, as compared to $128 million and $360 million for the three and nine months ended January 26, 2018, respectively.
For the three months ended January 25, 2019, the decrease in other operating expense, net was driven by gains in our remeasurement and hedging programs, changes in the fair value of contingent consideration, and decreased IPR&D charges. Our remeasurement and hedging programs, combined, resulted in a gain of $36 million for the three months ended January 25, 2019 as compared to a loss of $44 million for the three months ended January 26, 2018. Changes in the fair value of contingent consideration resulted in gains of $59 million and $12 million for the three months ended January 25, 2019 and January 26, 2018, respectively. IPR&D charges were $11 million and $63 million for the three months ended January 25, 2019 and January 26, 2018, respectively. These benefits were partially offset by intangible asset and other charges of $69 million related to business exits during the three months ended January 25, 2019 and a reduction of Transition Service Agreement income.
For the nine months ended January 25, 2019, the decrease in other operating expense, net was driven by our remeasurement and hedging programs, which, combined, resulted in a gain of $9 million for the nine months ended January 25, 2019 and a loss of $81 million for the nine months ended January 26, 2018. Also contributing to the decrease in other operating expense, net were IPR&D charges, of which we recognized $26 million and $68 million for the nine months ended January 25, 2019 and January 26, 2018, respectively. Additionally, for the nine months ended January 26, 2018, other operating expense, net includes an $80 million contribution to the Medtronic Foundation. There were no contributions to the Medtronic Foundation during the nine months ended January 25, 2019. These benefits were partially offset by intangible asset impairments and other charges of $149 million associated with business exits during the nine months ended January 25, 2019 and a reduction of Transition Service Agreement income.

Other Non-Operating (Income) Expense, Net Other non-operating (income) expense, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three and nine months ended January 25, 2019, other non-operating (income) expense, net was income of $71 million and $309 million, respectively, as compared to expense of $139 million and income of $67 million for the three and nine months ended January 26, 2018, respectively. The change in other non-operating (income) expense, net for the three and nine months ended January 25, 2019, as compared to the corresponding periods in the prior fiscal year, was driven primarily by a loss of $227 million related to the impairment of certain cost and equity method investments in the three and nine months ended January 26, 2018. The change in other non-operating (income) expense, net during the three and nine months ended January 25, 2019 was also attributable to an increase in investment gains on our minority investment portfolio, partially due to the adoption of new accounting guidance in the first quarter of fiscal year 2019. These increases were partially offset by a decrease in interest income for the three and nine months ended January 25, 2019, as compared to the corresponding periods in the prior fiscal year. Refer to Note 2 to the current period's consolidated financial statements for more information on recently adopted accounting pronouncements.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and ineffectiveness on interest rate derivative instruments. For the three and nine months ended January 25, 2019, interest expense was $243 million and $726 million, respectively, as compared to $270 million and $829 million for the three and nine months ended January 26, 2018, respectively. The decrease in interest expense during the three and nine months ended January 25, 2019 was primarily driven by a decrease in total debt obligations, on average, compared to the corresponding periods in the prior fiscal year.
INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Income tax provision	$99	$2,419	$437	$2,320
Income before income taxes	1,370	1,027	3,905	3,950
Effective tax rate	7.2%	235.5%	11.2%	58.7%

Non-GAAP income tax provision	$272	$293	$773	$780
Non-GAAP income before income taxes	2,025	1,882	5,794	5,354
Non-GAAP Nominal Tax Rate	13.4%	15.6%	13.3%	14.6%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	6.2%	(219.9)%	2.1%	(44.1)%
On December 22, 2017, the U.S. government enacted the Tax Act. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company adopted guidance allowing for a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. The measurement period closed during the three months ended January 25, 2019. Refer to Note 12 to the current period's consolidated financial statements for additional information.
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
Our effective tax rate for the three and nine months ended January 25, 2019 was 7.2 percent and 11.2 percent, respectively, as compared to 235.5 percent and 58.7 percent for the three and nine months ended January 26, 2018, respectively. The decrease in our effective tax rate for the three and nine months ended January 25, 2019, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impacts from U.S. tax reform. Further driving the decrease were the impacts from certain tax adjustments, the gain on the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the second quarter of fiscal year 2018, the impact from investment losses, and operational tax adjustments described below, along with year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 25, 2019 was 13.4 percent and 13.3 percent, respectively, as compared to 15.6 percent and 14.6 percent for the three and nine months ended January 26, 2018, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the finalization of certain tax returns and audits, the impact from the lapse of federal statutes of limitations, excess tax benefits related to stock-based compensation, and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 25, 2019 of approximately $20 million and $58 million, respectively.
Certain Tax Adjustments
During the three months ended January 25, 2019, the net benefit from certain tax adjustments of $64 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $12 million associated with the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances, as noted above.

•	A benefit of $32 million related to intercompany legal entity restructuring.

•	A net benefit of $20 million associated with the finalization of certain income tax aspects of the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

During the nine months ended January 25, 2019, the net benefit from certain tax adjustments of $35 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $25 million associated with the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances, as noted above.

•	A $32 million benefit of related to intercompany legal entity restructuring.

•	A $20 million net benefit associated with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

•
A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current quarter sale of U.S. manufactured inventory held as of April 27, 2018.

During the three months ended January 26, 2018, the net charge from certain tax adjustments of $2.2 billion, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net charge of $2.2 billion associated with U.S. tax reform.
During the nine months ended January 26, 2018, the net charge from certain tax adjustments of $1.9 billion, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net charge of $2.2 billion associated with U.S. tax reform.

•	A net benefit of $398 million associated with the intercompany sales of intellectual property.

•	A net charge of $37 million primarily related to the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 25, 2019	January 26, 2018
Cash provided by (used in):
Operating activities	$4,920	$3,646
Investing activities	(245)	5,747
Financing activities	(4,571)	(8,126)
Effect of exchange rate changes on cash and cash equivalents	(70)	124
Net change in cash and cash equivalents	$34	$1,391
Operating Activities The $1.3 billion increase in net cash provided was primarily driven by our operating margin expansion and an increase in cash collected from customers, as well as decreases in cash paid to suppliers and other vendors, certain litigation payments, cash paid for interest, and retirement benefit plan contributions, partially offset by an increase in cash paid for taxes. The increase in cash collected from customers reflects collections on higher sales during the nine months ended January 25, 2019 as compared to the nine months ended January 26, 2018, and the decrease in cash paid to suppliers is primarily due to our continued progress in extending supplier payment terms. The decrease in certain litigation payments resulted from changes in the timing of payments across fiscal quarters. Cash paid for interest decreased primarily due to a decrease in total debt obligations. The decrease in retirement benefit plan contributions reflects lower contributions to the U.S. pension plan in fiscal year 2019 as compared to fiscal year 2018. The increase in cash paid for taxes is primarily due to our transition tax payment in the second quarter of fiscal year 2019.
Investing Activities The $6.0 billion decrease in net cash provided was primarily attributable to the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during the nine months ended January 26, 2018, which resulted in net proceeds of $6.1 billion, and more cash paid for acquisitions during the nine months ended January 25, 2019, primarily due to the acquisition of Mazor Robotics in the third quarter of fiscal year 2019, partially offset by higher net sales of investments of $1.6 billion during the nine months ended January 25, 2019 as compared to the corresponding period in the prior fiscal year.
Financing Activities The $3.6 billion decrease in net cash used was primarily attributable to the repayment of our senior unsecured term loan, including accrued interest, for $3.0 billion and the repayment of our 6.000 percent ten-year 2008 CIFSA senior notes, including accrued interest, for $1.2 billion during the nine months ended January 26, 2018. The decrease in net cash used was also due to an increase in issuances of ordinary shares of $558 million, offset by higher share repurchases of $764 million and higher repayments of commercial paper borrowings of $301 million during the nine months ended January 25, 2019, as compared to the corresponding period in the prior fiscal year.

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

	Nine months ended
(in millions)	January 25, 2019	January 26, 2018
Net cash provided by operating activities	$4,920	$3,646
Net cash (used in) provided by investing activities	(245)	5,747
Net cash used in financing activities	(4,571)	(8,126)

Net cash provided by operating activities	$4,920	$3,646
Additions to property, plant, and equipment	(799)	(776)
Free cash flow	$4,121	$2,870

Dividends to shareholders	$2,022	$1,870
Repurchase of ordinary shares	2,728	1,964
Issuances of ordinary shares	(891)	(333)
Return to shareholders	$3,859	$3,501
Return of operating cash flow percentage	78%	96%
Return of free cash flow percentage	94%	122%
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, was $1.4 billion at January 25, 2019 as compared to $2.1 billion at April 27, 2018. Long-term debt was $23.7 billion at both January 25, 2019 and April 27, 2018. We utilize unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at January 25, 2019 was $25.0 billion, as compared to $25.8 billion at April 27, 2018. The decrease in total debt was primarily driven by a reduction in our commercial paper borrowings of $698 million.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At January 25, 2019, we had no commercial paper outstanding, as compared to $698 million at April 27, 2018. There was no commercial paper activity during the three months ended January 25, 2019. During the nine months ended January 25, 2019, the weighted average original maturity of the commercial paper outstanding was approximately 28 days, and the weighted average interest rate was 2.10 percent. The issuance of commercial paper reduces the amount of credit available under our existing revolving credit facility, as explained below.
We also have a $3.5 billion five-year syndicated revolving credit facility (Credit Facility), which was amended and restated in December 2018, and now expires in December 2023. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. At January 25, 2019 and April 27, 2018, no amounts were outstanding under the Credit Facility.
Interest rates on advances under the Credit Facility are determined based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement governing the Credit Facility also contains customary covenants, all of which we were in compliance with at January 25, 2019.
We repurchase shares from time to time as part of our focus on returning value to our shareholders. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases. During the three and nine months ended January 25, 2019, we repurchased a total of 7.3 million and 29.1 million shares, respectively, at an average price per share of $91.98 and $91.42, respectively. At January 25, 2019, we had approximately $1.3 billion remaining under the share repurchase program authorized by our Board of Directors.
On February 20, 2019, we announced the commencement of a cash tender offer for up to $5.0 billion of certain of our outstanding senior notes. The tender offer will expire on March 19, 2019 unless extended or terminated. The tender offer is subject to a number of conditions, including the condition that we receive net proceeds from one or more debt financings sufficient to fund the purchase of tendered notes.
For more information on credit arrangements, refer to Note 8 to the current period's consolidated financial statements, and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018.
Liquidity
The following table is a summary of our cash, cash equivalents, and current investments, working capital, and current ratio:

(in millions)	January 25, 2019	April 27, 2018
Cash, cash equivalents, and current investments	$9,142	$11,227
Working capital	12,024	12,896
Current ratio	2.4:1.0	2.3:1.0
Our liquidity sources at January 25, 2019 include $3.7 billion of cash and cash equivalents and $5.4 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at January 25, 2019) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.
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
For the three and nine months ended January 25, 2019, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At January 25, 2019, we have $124 million of gross unrealized losses on our aggregate available-for-sale debt securities of $5.5 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 7 to the current period's consolidated financial statements for additional information regarding fair value measurements.
The tables below includes our short- and long-term debt ratings from Standard & Poor's Ratings Services and Moody's Investors Service at both January 25, 2019 and April 27, 2018:

Agency Rating(1)
	January 25, 2019	April 27, 2018
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings at January 25, 2019 were unchanged as compared to the ratings at April 27, 2018. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the "Off-Balance Sheet Arrangements and Long-Term Contractual Obligations" section of Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018 for more information on these obligations and commitments.
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
We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. We have removed our permanently reinvested assertion on earnings through April 27, 2018 for legal entities subject to the one-time repatriation tax. We expect to have access to the majority of our cash flows in the future. In addition, we continue to evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 25, 2019 and April 27, 2018 was $12.2 billion and $11.5 billion, respectively. At January 25, 2019, these contracts were in a net unrealized gain position of $219 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 25, 2019 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $958 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three or nine months ended January 25, 2019.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 25, 2019 was comprised of debt predominately denominated in U.S. dollars, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at January 25, 2019, indicates that the fair value of these instruments would correspondingly change by $94 million.
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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2019:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (1)
10/27/2018 - 11/23/2018	3,284,100	$91.99	3,284,100	$1,694,007,364
11/24/2018 - 12/28/2018	2,931,430	94.31	2,931,430	1,417,530,516
12/29/2018 - 1/25/2019	1,097,502	85.68	1,097,502	1,323,491,730
Total	7,313,032	$91.98	7,313,032	$1,323,491,730

(1)	In June 2017, the Company's Board of Directors authorized the repurchase of $5 billion of the Company’s ordinary shares. There is no specific time-period associated with this repurchase authorization.

Item 6. Exhibits

(a)	Exhibits
	10.1	Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Medtronic plc's Current Report on Form 8-K filed with the Commission on December 12, 2018)
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	March 1, 2019	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	March 1, 2019	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer