Form 10-K
period 2019-04-26
Medtronic plc
filed 2019-06-21
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 26, 2019.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-36820
®
MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive office)
+353 1 438-1700
(Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	MDT	New York Stock Exchange, Inc.
Floating Rate Notes due 2021	MDT/21	New York Stock Exchange, Inc.
0.000% Notes due 2021	MDT/21A	New York Stock Exchange, Inc.
0.375% Notes due 2023	MDT/23B	New York Stock Exchange, Inc.
1.125% Notes due 2027	MDT/27	New York Stock Exchange, Inc.
1.625% Notes due 2031	MDT/31	New York Stock Exchange, Inc.
2.250% Notes due 2039	MDT/39A	New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 26, 2018, based on the closing price of $89.75 as reported on the New York Stock Exchange: approximately $120.8 billion. Number of Ordinary Shares outstanding on June 18, 2019: 1,341,156,703

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 Annual General Meeting are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and other written reports of Medtronic public limited company, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and cash flows. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to:

•	competition in the medical device industry;

•	reduction or interruption in our supply;

•	laws and governmental regulations;

•	quality problems;

•	liquidity shortfalls;

•	decreasing prices and pricing pressure;

•	fluctuations in currency exchange rates;

•	changes in applicable tax rates;

•	positions taken by taxing authorities;

•	adverse regulatory action;

•	delays in regulatory approvals;

•	litigation results;

•	self-insurance;

•	commercial insurance;

•	health care policy changes;

•	international operations;

•	cybersecurity incidents;

•	failure to complete or achieve the intended benefits of acquisitions or divestitures; or

•	disruption of our current plans and operations.

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
We have four operating and reportable segments that primarily develop, manufacture, distribute, and sell device-based medical therapies and services: the Cardiac and Vascular Group, the Minimally Invasive Therapies Group, the Restorative Therapies Group, and the Diabetes Group.
For more information regarding our segments, please see Note 21 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

CARDIAC AND VASCULAR GROUP
The Cardiac and Vascular Group is made up of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic, Peripheral & Venous (formerly Aortic & Peripheral Vascular) divisions. The primary medical specialists who use our Cardiac and Vascular products include electrophysiologists, implanting cardiologists, heart failure specialists, cardiovascular, cardiothoracic, and vascular surgeons, and interventional cardiologists and radiologists.

Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, ventricular assist systems, and an integrated health solutions business. Principal products and services offered include:

•
Implantable cardiac pacemakers including the Azure MRI SureScan, Adapta, Advisa MRI SureScan, and Micra Transcatheter Pacing System, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker.

•	Implantable cardioverter defibrillators (ICDs), including the Visia AF and Evera MRI SureScan, and defibrillator leads, including the Sprint Quattro Secure lead.

•
Implantable cardiac resynchronization therapy devices (CRT-Ds and CRT-Ps) including the Claria/Amplia/Compia family of MRI Quad CRT-D SureScan systems and the Percepta/Serena/Solara family of MRI Quad CRT-P SureScan systems.

•	AF ablation products including the Arctic Front Cardiac CryoAblation Catheter System, designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF.

•
Insertable cardiac monitoring systems including the Reveal LINQ, which is used to record the heart’s electrical activity before, during, and after transient symptoms such as syncope (i.e., fainting) and palpitations to assist in diagnosis.

•
Mechanical circulatory support products including miniaturized implantable heart pumps, or ventricular assist devices, patient accessories and surgical tools to treat patients suffering from advanced heart failure.

•
TYRX products including the Cardiac and Neuro Absorbable Antibacterial Envelopes, which are designed to stabilize electronic implantable devices and help prevent infection associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators.

•	Remote monitoring services and patient-centered software to enable efficient care coordination and specialized telehealth nurse support as well as services related to hospital operational efficiency.
Coronary & Structural Heart
Our Coronary & Structural Heart division includes therapies to treat coronary artery disease and heart valve disorders. Our products include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guide wires, diagnostic catheters, and accessories, as well as products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, and surgical ablation products. Principal products offered include:

•	CoreValve family of aortic valves, including the CoreValve Evolut R and CoreValve Evolut PRO systems for transcatheter aortic valve replacement.

•	Percutaneous Coronary Intervention stent products including our Resolute Onyx drug-eluting stent.

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

Aortic, Peripheral & Venous
Our Aortic, Peripheral & Venous division is comprised of a comprehensive line of products and therapies to treat aortic disease, such as aneurysms, dissections, and transections, as well as peripheral vascular disease, and venous disease. Our products include endovascular stent graft systems, peripheral drug coated balloons, stent and angioplasty systems, and carotid embolic protection systems for the treatment of vascular disease outside the heart, and products for superficial and deep venous disease. Principal products offered include:

•
Endovascular stent grafts and accessories including the Endurant II Stent Grant System for the treatment of abdominal aortic aneurysms, the Valiant Navion Thoracic Stent Grant System for thoracic endovascular aortic repair procedures, and the Heli-FX EndoAnchor System.

•	Percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, vascular stents, directional atherectomy products, and other procedure support tools.

•	Products to treat superficial venous diseases in the lower extremities including the ClosureFast radiofrequency ablation system and the VenaSeal medical adhesive closure system.

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

Surgical Innovations
Our Surgical Innovations division develops, manufactures, and markets advanced and general surgical products including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, and gynecology products and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:

•
Advanced stapling and energy products, including the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple Technology and the Endo GIA ultra universal stapler, the Signia and iDrive powered stapling systems, the LigaSure vessel sealing system with nano-coating, and the Sonicision cordless ultrasonic dissection system.

•	Electrosurgical hardware and instruments, including the Valleylab FT10 energy platform, and the Force TriVerse electrosurgical pencils.

•
Products designed for the treatment of hernias, including the AbsorbaTack absorbable mesh fixation device for hernia repair, the Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair, and Parietex ProGrip, a self-gripping, biocompatible solution for inguinal hernias.

Respiratory, Gastrointestinal, & Renal
Our Respiratory, Gastrointestinal, & Renal division develops, manufactures, and markets products in the emerging fields of minimally invasive gastrointestinal and hepatologic diagnostics and therapies, patient monitoring, respiratory interventions including airway management and ventilation therapies, and for the treatment of renal disease. Principal products and services offered include:

•
Gastrointestinal and endoscopy products, including the PillCam COLON, the Emprint ablation system with Thermosphere Technology, the HET Bipolar System, the Cool-tip radiofrequency ablation system, the Barrx platform through ablation with the Barrx 360 Express catheter, and the Bravo calibration-free reflux testing system.

•
Airway, ventilation, and inhalation therapies products, including the Puritan Bennett 980 ventilator, the Newport e360 and HT70 ventilators, the TaperGuard Evac tube, Shiley Endotracheal Tubes, Shiley Tracheostomy Tubes, McGRATH MAC video laryngoscopes, and DAR Filters.

•
Products focused on patient monitoring, including the Capnostream 35 portable respiratory monitor with Microstream technology, the Nellcor Bedside SpO2 patient monitoring system, the INVOS cerebral/somatic oximetry systems, the Bispectral Index (BIS) brain monitoring technology, and the INVOS Cerebral/Somatic Oximeter.

•
Products providing solutions for the treatment of renal disease, including Palindrome, Mahurkar and Mahurkar Elite Dialysis Access Catheters for renal therapy, and other products designed for use in treatment of both acute and chronic renal failure conditions.

RESTORATIVE THERAPIES GROUP

The Restorative Therapies Group is made up of the Spine, Brain Therapies, Specialty Therapies, and Pain Therapies divisions. The primary medical specialists who use the products of this group include spinal surgeons, neurosurgeons, neurologists, pain management specialists, anesthesiologists, orthopedic surgeons, urologists, colorectal surgeons, urogynecologists, interventional radiologists, and ear, nose, and throat specialists.
Spine
Our Spine division develops, manufactures, and markets a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. Our Spine division also provides biologic solutions for the orthopedic and dental markets and, in concert with our Neurosurgery business, offers unique and highly differentiated imaging, navigation, power instruments, nerve monitoring, and Mazor robotic guidance systems used in robot assisted spine procedures. Principal products and services offered include:

•
Products to treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. These products include our CD HORIZON LEGACY and ELEVATE systems, and the CAPSTONE, CLYDESDALE, and ELEVATE interbody spacers.

•	Products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON SOLERA VOYAGER and LONGITUDE Percutaneous Fixation Systems.

•
Products to treat conditions in the cervical region of the spine, including the ZEVO and ATLANTIS VISION ELITE Anterior Cervical Plate Systems, the VERTEX SELECT Reconstruction System, the INFINITY OCT System, and PRESTIGE LP Cervical Artificial Discs.

•
Biologic solutions products, including our INFUSE Bone Graft (InductOs in the European Union (E.U.)), which contains a recombinant human bone morphogenetic protein, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications.

•	Demineralized Bone Matrix products, including MagniFuse, GRAFTON/GRAFTON PLUS, and PROGENIX, and the MASTERGRAFT family of synthetic bone graft products - Matrix, Putty, and Granules.
Brain Therapies
Our Brain Therapies division develops, manufactures, and markets an integrated portfolio of devices and therapies for the treatment of neurological disorders and diseases, as well as surgical technologies designed to improve the precision and workflow of neuro procedures. Principal products and services offered include:

•
Neurovascular products to treat diseases of the vasculature in and around the brain. This includes coils, neurovascular stent retrievers, and flow diversion products, as well as access and delivery products to support procedures. Products also include the Pipeline Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms, the portfolio of Solitaire revascularization devices for treatment of acute ischemic stroke, the Riptide Aspiration System and a portfolio of associated access catheters also for the treatment of acute ischemic stroke.

•
Brain modulation products, including those for the treatment of the disabling symptoms of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, this includes our family of Activa Neurostimulators, including Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery).

•
Neurosurgery products, including platform technologies and implant therapies. Our StealthStation S8 Navigation System and O-arm Imaging System are both platforms used in cranial, spinal, sinus, and orthopedic procedures. Our Midas Rex Surgical Drills are used in cranial, spinal, ENT, and orthopedic procedures. Our CSF Management Portfolio is used in treating hydrocephalus and other conditions impacting the intracranial pressure, and our Visualase MRI-guided laser ablation is used in cranial procedures. Our Mazor X robotic guidance systems are used in robot-assisted spine procedures and combine the best-in-class robotics and navigation capability.

Specialty Therapies
Our Specialty Therapies division develops, manufactures, and markets products and therapies to treat diseases of the ear, nose and throat (ENT), help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Additionally, our Specialty Therapies division includes products in the emerging field of transformative solutions surgical incision technology, as well as the haemostatic sealing of soft tissue and bone. Principal products and services offered include:

•
Pelvic health and gastric therapies products, including InterStim, a neurostimulator, to help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Our NURO System delivers Percutaneous Tibial Neuromodulation therapy to treat overactive bladder and associated symptoms of urinary urgency, urinary frequency, and urge incontinence. Our Enterra gastric neurostimulator is approved as a humanitarian device and is used for the treatment of chronic, intractable nausea and vomiting due to gastroparesis.

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

Pain Therapies
Our Pain Therapies division develops, manufactures, and markets spinal cord stimulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:

•
Spinal cord stimulation products, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and/or limb pain. This includes the Intellis Spinal Cord Stimulation System, with AdaptiveStim and SureScan MRI Technology, the Evolve workflow algorithm, and Snapshot reporting. Products also include our RestoreSensor (rechargeable) SureScan MRI, with its proprietary AdaptiveStim technology.

•	Implantable drug infusion systems, including our SynchroMed II Implantable Infusion System, that deliver small quantities of drug directly into the intrathecal space surrounding the spinal cord.

•	Interventional products, including the Xpander II Balloon Kyphoplasty system, the Kyphon-V vertebroplasty system and the OsteoCool RF Tumor ablation system.

•	The Accurian nerve ablation system, which conducts radio frequency ablation of nerve tissues.

DIABETES GROUP

The Diabetes Group develops, manufactures, and markets products and services for the management of Type 1 and Type 2 diabetes. The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists and primary care physicians. Principal products and services offered include:

•
Insulin pumps, including the MiniMed 670G system, which is the world's first hybrid closed loop system. The system, powered by SmartGuard technology, mimics some of the functions of a healthy pancreas by providing two levels of automated insulin delivery to maximize Time in Range with reduced user input.

•
Continuous glucose monitoring (CGM) systems, including the Guardian Connect smart CGM system and the iPro2 professional CGM, are products worn by patients capturing glucose data to reveal patterns and potential problems, such as hyperglycemic and hypoglycemic episodes.

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
Employees
On April 26, 2019, we employed more than 90,000 full-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits and our rewarding work environment.
Seasonality
Worldwide sales do not reflect a significant degree of seasonality. However, the number of medical procedures incorporating Medtronic products is generally lower during summer months in the northern hemisphere due to summer vacation schedules, particularly in European countries.
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

In the European Union (E.U.), a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 which will impose significant additional premarket and postmarket requirements. The regulation has a three-year implementation period to May 2020. After that time, medical devices marketed in the E.U. will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, can be placed on the market until May 2024.
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
In June 2016, TYRX received a Warning Letter from the U.S. FDA following an inspection at the TYRX facility in Monmouth Junction, New Jersey. The U.S. FDA completed its follow up inspection to the Warning Letter in March 2018 and issued a Form-483 with observations, although the U.S. FDA noted in its closing meeting that there had been significant improvements made since the prior inspection. We have completed the commitments under the Form-483 and have been communicating to the U.S. FDA on the progress. The next step will be to signal readiness for inspection, which will occur at the Medtronic Rice Creek facility in Minneapolis, now that the manufacturing operations at Monmouth Junction have ceased. In June 2014, HeartWare Inc. received a Warning Letter from the U.S. FDA following an inspection at the HeartWare facility in Miami Lakes, Florida. Medtronic acquired HeartWare in August 2016, and implemented corrective actions and process improvements to address the items in the Warning Letter. In July 2018, HeartWare received a Form-483 after a U.S. FDA inspection and is implementing additional corrective actions, primarily related to the Pioneer 2.0 Controller, in response to the observations. We have been communicating monthly with the U.S. FDA on the progress of the actions. In August 2018, we received two FDA Warning Letters, one issued to the CRHF facility in Mounds View, MN, and the other issued to the Juncos facility in Puerto Rico. The letters were limited to the Blackwell ICD and focused on the manufacturing and design processes for Blackwell. Medtronic has been working with the U.S. FDA on resolving the open items and continues to make steady progress on implementing corrective actions. After the actions are complete, the U.S. FDA will perform a reinspection in order to lift the Warning Letters.
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
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. We serve customers in more than 150 countries. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., stringent data protection and privacy rules which substantially impact the use of patient data across the healthcare industry became effective in May 2018. The E.U. General Data Protection Regulation (GDPR) applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules.
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

Regulations Governing Reimbursement
The delivery of our devices is subject to regulation by HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care items and services. U.S. laws and regulations are imposed primarily in connection with federally-funded health care programs, such as the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care. Other governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services.
U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under federally-funded health care programs, including laws related to kickbacks, false claims, self-referrals and health care fraud. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In some circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for a pattern of causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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
We believe our ability to compete depends upon many factors both within and beyond our control, including:

•	product performance and reliability,

•	product technology and innovation,

•	product quality and safety,

•	breadth of product lines,

•	product support services,

•	customer support,

•	cost-effectiveness and price,

•	reimbursement approval from health care insurance providers, and

•	changes to the regulatory environment.
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
The manufacture of our products requires the timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements. We manufacture the majority of our products and procure important third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, raw materials and services needed to manufacture these products from numerous suppliers in various countries. We have generally been able to obtain adequate supplies of such raw materials, components and services. However, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials and services needed to manufacture our products are obtained from a sole supplier. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components, raw materials and services may be interrupted or insufficient. In addition, due to the stringent regulations and requirements of regulatory agencies, including the U.S. FDA, regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources. Furthermore, the prices of commodities and other materials used in our products, which are often volatile and outside of our control, could adversely impact our supply. We use resins, other petroleum-based materials and pulp as raw materials in some of our products, and the prices of oil and gas also significantly affect our costs for freight and utilities. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and could result in lost sales.
Other disruptions in the manufacturing process or product sales and fulfillment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, natural disasters such as hurricanes, tornadoes or wildfires, and other environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced a global information technology systems interruption that affected our customer ordering, distribution, and manufacturing processes. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
In addition, several of our key products are manufactured or sterilized at a particular facility, with limited alternate facilities. If an event occurs that results in damage to or closure of one or more of such facilities, such as the damage caused by Hurricane Maria in Puerto Rico in September 2017, we may be unable to manufacture or sterilize the relevant products at the previous levels or at all. Because of the time required to approve and license a manufacturing or sterilization facility, a third-party may not be available on a timely basis to replace production capacity in the event manufacturing or sterilization capacity is lost.
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
Both before and after a product is commercially released, we have ongoing responsibilities under the U.S. FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the U.S. FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on the U.S. FDA’s Form-483, warning letters, or other forms of enforcement. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such medical products, detain or seize adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The U.S. FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive subpoenas or other requests for information from state and federal governmental agencies, and while these investigations typically relate primarily to financial arrangements with health care providers, regulatory compliance and product promotional practices, we cannot predict the timing, outcome or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental health care programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and health care fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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
Quality is extremely important to us and our customers due to the serious and costly consequences of product failure, and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic and Covidien brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future.
Strong product quality is critical to the success of our goods and services. If we fall short of these standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers and our revenue and results of operations could decline. Our success also can depend on our ability to manufacture to exact specification precision-engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage and market share could be harmed. In certain situations, we may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data.
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
We have elected to self-insure most of our insurable risks across the Company, and we made this decision based on cost and availability factors in the insurance marketplace. We manage and maintain a portion of our self-insured program through a wholly-owned captive insurance company. We continue to maintain a directors and officers liability insurance policy with third-party insurers that provides coverage for the directors and officers of the Company. We continue to monitor the insurance marketplace to evaluate the value of obtaining insurance coverage for other categories of losses in the future. Although we believe, based on historical loss trends, that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses, historical trends may not be indicative of future losses. The absence of third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”.  As a result of the referendum, the British government began negotiations with the E.U. on the terms of the U.K.’s future relationship with the E.U. Brexit was due to take place on March 29, 2019, however, the inability to agree on the exact terms of the future relationship have delayed Brexit and led to continued uncertainty about Brexit’s potential impacts on the Company. It is possible that as a result of Brexit there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities that could adversely impact the Company. Similarly, from time to time proposals are made in the U.S. to significantly change existing trade agreements and relationships between the U.S. and other countries, although we cannot currently predict whether or how these changes will be implemented over time. Changes to global trade policy, including between the U.S. and other countries such as China and Mexico, may adversely affect our business, results of operations, financial condition and cash flows.
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
The failure to comply with anti-corruption laws could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. Foreign Corrupt Practices Act (FCPA), the Irish Criminal Justice (Corruption Offences) Act 2018, and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. We also participate in public-private partnerships and other commercial and policy arrangements with governments around the globe.

Global enforcement of anti-corruption laws has increased in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, the government may seek to hold us liable for FCPA violations committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, criminally charged or otherwise sanctioned. Furthermore, environmental laws outside of the U.S. are becoming more stringent, resulting in increased costs and compliance burdens.
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
Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. The variety of U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in “Item 1. Business" - Other Factors Impacting Our Operations - Data Privacy and Security Laws and Regulations. For example, GDPR requires us to manage personal data in the E.U. and may impose fines of up to four percent of our global revenue in the event of certain violations. Furthermore, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.
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
At April 26, 2019, we had approximately $0.8 billion of current debt obligations and $24.5 billion of long-term debt outstanding. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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
We are subject to income taxes, as well as non-income based taxes, in the U.S., Ireland, and various other jurisdictions in which we operate. The tax laws in the U.S., Ireland and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could materially adversely affect our business and our effective tax rate. For example, on December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which resulted in a significant charge to tax expense during our fiscal year 2018 associated with the U.S. taxation of accumulated foreign earnings as well as the requirement to revalue U.S. deferred tax assets and liabilities resulting from the reduction in the U.S. corporate tax rate. The U.S. Treasury is expected to issue additional subsequent guidance and interpretation of the Tax Act. This guidance could have a material impact on our business, financial condition, results of operations, and cash flows. In addition, the government in Switzerland is currently considering tax reform legislation, the results of which could have a material impact on our business, financial condition, results of operations, and cash flows.
In 2013, the Organization for Economic Cooperation and Development (OECD) published an action plan called Base Erosion and Profit Shifting (BEPS) with a view to tackling perceived tax abuse and inconsistency between taxing authorities and their approach to International tax matters. The final BEPS Action report was published in October 2015 and subsequently many taxing authorities have adopted the guidelines provided within their local laws. The EU expanded upon these guidelines with Anti-Tax Avoidance Directives (ATAD 1 and 2) to be applied by all its member states by 2020. We continue to monitor any and all changes to local country legislation resulting from this guidance. One specific change is a requirement for increased disclosures of financial information on a local and global basis. This information could lead to disagreements between jurisdictions associated with the proper allocation of profits between such jurisdictions.
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
Under Section 7874 of the Code, if Medtronic Inc.’s shareholders immediately prior to the Covidien transaction held 80% or more of the vote or value of our shares by reason of holding stock in Medtronic, Inc. immediately after the transaction (the ownership test), and our expanded affiliated group after the transaction did not have substantial business activities in Ireland relative to its worldwide activities (the substantial business activities test), we would have been treated as a U.S. corporation for U.S. federal income tax purposes. Based on the rules for determining share ownership under Section 7874 of the Code, Medtronic, Inc.’s shareholders received approximately 70% of our ordinary shares (by both vote and value) by reason of holding stock in Medtronic, Inc. Therefore, under current law, Medtronic plc should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, there is limited guidance regarding the application of Section 7874, including the application of the ownership test. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
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
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing the board to issue new shares, and to disapply statutory preemption rights. The authorization of the directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, and our current authorizations are due to expire in January 2020. We anticipate seeking new authorizations at our 2019 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
In certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on our shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and other specified countries that have a tax treaty with Ireland may be entitled to exemptions from dividend withholding tax.
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
The Company's total manufacturing and research space is approximately 9 million square feet. Approximately 43 percent of the manufacturing or research facilities are owned by Medtronic and the balance is leased. The following is a summary of the Company's largest manufacturing and research facilities by location:

Location Country or State	Square Feet (in thousands)
Connecticut	1,138
Minnesota	984
China	843
Puerto Rico	831
Mexico	762
Italy	454
Ireland	446
Texas	431
California	389
Colorado	336
Arizona	319
Dominican Republic	304
Switzerland	283
Massachusetts	255
Israel	204
Medtronic also maintains sales and administrative offices in the U.S. at 4 locations in 4 states and outside the U.S. at 161 locations in 66 countries. Most of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market products. The Company's facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
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
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2019:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/26/2019-2/22/2019	—	$—	—	$1,323,491,730
2/23/2019-3/29/2019	1,581,836	91.67	1,581,836	7,178,491,789
3/30/2019-4/26/2019	—	—	—	7,178,491,789
Total	1,581,836	$91.67	1,581,836	$7,178,491,789
In June 2017, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company’s ordinary shares. This authorization replaced the previous June 2015 repurchase authorization to redeem up to an aggregate number of ordinary shares. In March 2019, the Company's Board of Directors authorized an incremental $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations.
On June 18, 2019, there were approximately 25,797 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled 50.0 cents per share for each quarter of fiscal year 2019 and 46.0 cents per share for each quarter of fiscal year 2018.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 25, 2014 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2014	April 2015	April 2016	April 2017	April 2018	April 2019
Medtronic, Inc./ Medtronic plc	$100.00	$135.72	$141.29	$151.50	$151.59	$166.52
S&P 500 Index	100.00	115.98	115.62	136.33	155.69	174.89
S&P 500 Health Care Equipment Index	100.00	131.70	139.55	163.50	196.77	230.93
For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Except as indicated below, dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992, provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the E.U. if they had been made between Member States of the E.U. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Egypt, Eritrea, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, Syria, Tunisia, Ukraine and Zimbabwe.

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

•	in the case of a record owner, the record owner has provided to the Company’s transfer agent a valid U.S. Certification of Residence (Form 6166) or valid Irish Non-Resident Form V2.
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

Item 6. Selected Financial Data
Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year fluctuates between 52 and 53 weeks. Fiscal years 2019, 2018, 2017, and 2015 were 52-week years. Fiscal year 2016 was a 53-week year, with the additional week occurring in the first quarter. The table below illustrates operating results and other selected financial data for fiscal years 2015 to 2019. Certain reclassifications have been made to prior year selected financial data to conform to classifications used in the current year.

	Fiscal Year
(in millions, except per share data and additional information)	2019	2018	2017	2016	2015(1)
Operating Results:
Net sales	$30,557	$29,953	$29,710	$28,833	$20,261
Cost of products sold	9,155	9,067	9,294	9,128	6,306
Research and development expense	2,330	2,256	2,193	2,211	1,638
Selling, general, and administrative expense	10,418	10,238	10,018	9,770	7,446
Amortization of intangible assets	1,764	1,823	1,980	1,931	733
Restructuring charges, net	198	30	303	290	237
Certain litigation charges	166	61	300	26	42
Gain on sale of businesses	—	(697)	—	—	—
Other operating expense, net	258	535	239	93	182
Operating profit	6,268	6,640	5,383	5,384	3,677
Other non-operating income, net	(373)	(181)	(313)	(338)	(475)
Interest expense	1,444	1,146	1,094	1,386	666
Income before income taxes	5,197	5,675	4,602	4,336	3,486
Income tax provision	547	2,580	578	798	811
Net income	4,650	3,095	4,024	3,538	2,675
Net (income) loss attributable to noncontrolling interests	(19)	9	4	—	—
Net income attributable to Medtronic	$4,631	$3,104	$4,028	$3,538	$2,675
Basic earnings per share	$3.44	$2.29	$2.92	$2.51	$2.44
Diluted earnings per share	3.41	2.27	2.89	2.48	2.41
Cash dividends declared per ordinary share	2.00	1.84	1.72	1.52	1.22
Financial Position at Fiscal Year-end:
Total assets	89,694	91,393	99,857	99,685	106,726
Long-term debt	24,486	23,699	25,921	30,109	33,752
Shareholders’ equity	50,091	50,720	50,208	51,977	53,144
Additional Information:
Full-time employees at year-end	90,071	86,368	91,267	88,063	85,573
Full-time equivalent employees at year-end	101,013	98,003	102,688	98,017	92,500

(1)
Covidien plc was acquired on January 26, 2015. As such, for the fiscal year ended April 24, 2015, the results of operations of Covidien are reflected in Medtronic’s results of operations for only the fourth quarter due to the timing of the acquisition, which affects comparability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 26, 2019 and April 27, 2018 and for each of the three fiscal years ended April 26, 2019 (fiscal year 2019), April 27, 2018 (fiscal year 2018), and April 28, 2017 (fiscal year 2017), which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Throughout this Management’s Discussion and Analysis, we present certain financial measures that we use to evaluate the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). These financial measures are considered "non-GAAP financial measures" and are intended to supplement, and should not be considered as superior to, financial measures presented in accordance with U.S. GAAP. We generally use non-GAAP financial measures to facilitate management's review of the operational performance of the Company and as a basis for strategic planning. We believe that non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operational performance and trends and may facilitate comparisons with the performance of other companies in the medical technologies industry.

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
The table below presents net income attributable to Medtronic and diluted earnings per share for fiscal years 2019, 2018, and 2017:

	Fiscal Year			Percent Change
(in millions, except per share data)	2019	2018	2017	2019	2018
Net income attributable to Medtronic	$4,631	$3,104	$4,028	49%	(23)%
Diluted earnings per share	$3.41	$2.27	$2.89	50%	(21)%
The increase in net income attributable to Medtronic and diluted earnings per share (EPS) for fiscal year 2019 as compared to fiscal year 2018 was primarily attributable to the $2.4 billion tax charge recognized during fiscal year 2018 related to the enactment of U.S. comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Further contributing to the increases was a reduction in other operating expense, net, and an increase in other non-operating income, net. These items were partially offset by the $697 million gain on the sale of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017 (the "Divestiture") in fiscal year 2018, along with increases in interest expense and restructuring and associated costs.
The decrease in net income attributable to Medtronic and diluted EPS for fiscal year 2018 as compared to fiscal year 2017 was unfavorably affected by the aforementioned $2.4 billion tax charge related to the Tax Act, along with the impacts of the Divestiture;

net sales of the divested businesses for fiscal years 2018 and 2017 were $0.6 billion and $2.4 billion, respectively. For fiscal year 2018, decreases in net income attributable to Medtronic and diluted EPS were partially offset by a $697 million gain on the Divestiture.
Refer to the "Costs and Expenses" section of this Management's Discussion and Analysis for more information on the items impacting net income attributable to Medtronic and diluted EPS during fiscal years 2019, 2018, and 2017.
GAAP to Non-GAAP Reconciliations The tables below present reconciliations of our Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2019, 2018, and 2017:

	Fiscal year ended April 26, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS (1)	Effective Tax Rate
GAAP	$5,197	$547	$4,631	$3.41	10.5%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	407	66	341	0.25	16.2
Acquisition-related items (3)	88	16	72	0.05	18.2
Certain litigation charges	166	24	142	0.10	14.5
(Gain)/loss on minority investments (4)	(62)	3	(65)	(0.05)	(4.8)
Debt tender premium and other charges (5)	457	113	344	0.25	24.7
IPR&D charges (6)	58	9	49	0.04	15.5
Exit of businesses (7)	149	31	118	0.09	20.8
Amortization of intangible assets	1,764	267	1,497	1.10	15.1
Certain tax adjustments, net (8)	—	40	(40)	(0.03)	—
Non-GAAP	$8,224	$1,116	$7,089	$5.22	13.6%

	Fiscal year ended April 27, 2018
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS (1)	Effective Tax Rate
GAAP	$5,675	$2,580	$3,104	$2.27	45.5%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	107	20	87	0.06	18.7
Acquisition-related items (9)	132	42	90	0.07	31.8
Debt redemption premium (10)	38	12	26	0.02	31.6
Divestiture-related items (11)	115	12	103	0.08	10.4
Certain litigation charges	61	8	53	0.04	13.1
Investment loss (12)	227	(1)	228	0.17	(0.4)
IPR&D charges (13)	46	5	41	0.03	10.9
Gain on sale of businesses (14)	(697)	—	(697)	(0.51)	—
Hurricane Maria (15)	34	1	33	0.02	2.9
Contribution to Medtronic Foundation	80	26	54	0.04	32.5
Amortization of intangible assets	1,823	322	1,501	1.10	17.7
Certain tax adjustments, net (16)	—	(1,907)	1,907	1.39	—
Non-GAAP	$7,641	$1,120	$6,530	$4.77	14.7%

	Fiscal year ended April 28, 2017
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS (1)	Effective Tax Rate
GAAP	$4,602	$578	$4,028	$2.89	12.6%
Non-GAAP Adjustments:
Restructuring charges, net	373	101	272	0.20	27.1
Acquisition-related items (9)	230	74	156	0.11	32.2
Certain litigation charges	300	110	190	0.14	36.7
Contribution to Medtronic Foundation	100	37	63	0.05	37.0
Impact of inventory step-up (17)	38	14	24	0.02	36.8
Amortization of intangible assets	1,980	520	1,460	1.05	26.3
Certain tax adjustments, net (18)	—	(202)	202	0.15	—
Non-GAAP	$7,623	$1,232	$6,395	$4.60	16.2%

(1)	Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(3)
The charges include unvested stock option payouts and investment banker and other transaction fees, along with integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(4)
Effective in fiscal year 2019, we exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.

(5)
The net charge, which includes $485 million recognized in interest expense and ($28 million) recognized in other operating expense, net, primarily relates to the early redemption of approximately $6.4 billion of Medtronic Inc. and CIFSA senior notes.

(6)	The charges represent acquired IPR&D in connection with asset acquisitions and charges recognized in connection with the impairment of IPR&D assets.

(7)	The net charge relates to business exits and is primarily comprised of intangible asset impairments.

(8)	The net benefit relates to the impacts of U.S. tax reform, along with intercompany legal entity restructuring, and the finalization of certain income tax aspects of the Divestiture.

(9)	The charges primarily include integration-related costs incurred in connection with the Covidien acquisition and changes in the fair value of contingent consideration.

(10)
The charge, included within interest expense in our consolidated statements of income, was recognized in connection with the early redemption of approximately $1.2 billion of Medtronic Inc. senior notes.

(11)	The transaction expenses incurred in connection with the Divestiture.

(12)	The charge was recognized in connection with the impairment of certain cost and equity method investments.

(13)	The charge was recognized in connection with the impairment of IPR&D assets.

(14)	The gain on the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

(15)	The charges represent idle facility costs, asset write-downs, and humanitarian efforts related to Hurricane Maria.

(16)
The net charge primarily relates to the impact of U.S. tax reform, inclusive of the transition tax, remeasurement of deferred tax assets and liabilities, and the decrease in the U.S. statutory tax rate. Additionally, the net charge includes the impacts from the Divestiture, and the net tax cost associated with an internal reorganization, which were partially offset by the tax effects from the intercompany sale of intellectual property.

(17)	The charge represents the amortization of step-up in fair value of inventory acquired in connection with the Covidien acquisition.

(18)
The net charge primarily relates to the tax effect from the recognition of the outside basis of certain subsidiaries which were included in the Divestiture, along with certain tax charges recorded in connection with the redemption of an intercompany minority interest, and the resolution of various tax matters from prior periods.

NET SALES
Segment and Division
The table below illustrates net sales by segment and division for fiscal years 2019, 2018, and 2017:

	Net Sales by Fiscal Year			Percent Change
(in millions)	2019	2018	2017	2019	2018
Cardiac Rhythm & Heart Failure	$5,849	$5,947	$5,649	(2)%	5%
Coronary & Structural Heart	3,730	3,562	3,113	5	14
Aortic, Peripheral & Venous	1,926	1,845	1,736	4	6
Cardiac and Vascular Group	11,505	11,354	10,498	1	8
Surgical Innovations	5,753	5,537	5,145	4	8
Respiratory, Gastrointestinal, & Renal	2,725	3,179	4,774	(14)	(33)
Minimally Invasive Therapies Group	8,478	8,716	9,919	(3)	(12)
Spine	2,654	2,668	2,641	(1)	1
Brain Therapies	2,604	2,354	2,098	11	12
Specialty Therapies	1,641	1,556	1,491	5	4
Pain Therapies	1,284	1,165	1,136	10	3
Restorative Therapies Group	8,183	7,743	7,366	6	5
Diabetes Group	2,391	2,140	1,927	12	11
Total	$30,557	$29,953	$29,710	2%	1%
Net sales growth for fiscal year 2019 as compared to fiscal year 2018 was primarily attributable to strong growth in our Restorative Therapies Group and Diabetes Group, partially offset by the impact of the Divestiture within the Minimally Invasive Therapies Group.
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
We continue to see an acceleration in our innovation cycle within our therapy innovation growth strategy. Our segments invest in a pipeline of groundbreaking medical technology, with several recent product launches and adoption of new therapies contributing to net sales growth. We remain focused on our globalization strategy, as net sales in emerging markets grew 6 percent during fiscal year 2019 as compared to fiscal year 2018. Our emerging market performance continues to benefit from geographic diversification, with strong, balanced results around the world. Finally, in our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes while delivering improved economic value to the payers and providers. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.

Segment and Market Geography
The tables below include net sales by market geography for each of our segments for fiscal years 2019, 2018, and 2017:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2019	Fiscal Year 2018	% Change	Fiscal Year 2019	Fiscal Year 2018	% Change	Fiscal Year 2019	Fiscal Year 2018	% Change
Cardiac and Vascular Group	$5,750	$5,681	1%	$3,767	$3,790	(1)%	$1,988	$1,883	6%
Minimally Invasive Therapies Group	3,630	3,804	(5)	3,250	3,378	(4)	1,598	1,534	4
Restorative Therapies Group	5,478	5,164	6	1,759	1,720	2	946	859	10
Diabetes Group	1,336	1,226	9	855	739	16	200	175	14
Total	$16,194	$15,875	2%	$9,631	$9,627	—%	$4,732	$4,451	6%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2018	Fiscal Year 2017	% Change	Fiscal Year 2018	Fiscal Year 2017	% Change	Fiscal Year 2018	Fiscal Year 2017	% Change
Cardiac and Vascular Group	$5,681	$5,454	4%	$3,790	$3,393	12%	$1,883	$1,651	14%
Minimally Invasive Therapies Group	3,804	5,049	(25)	3,378	3,479	(3)	1,534	1,391	10
Restorative Therapies Group	5,164	5,012	3	1,720	1,588	8	859	766	12
Diabetes Group	1,226	1,148	7	739	625	18	175	154	14
Total	$15,875	$16,663	(5)%	$9,627	$9,085	6%	$4,451	$3,962	12%

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
Net sales increases in the U.S. for fiscal year 2019 as compared to fiscal year 2018 were primarily attributable to strong growth in our Restorative Therapies Group and Diabetes Group, partially offset by the impact of the Divestiture within the Minimally Invasive Therapies Group. Net sales remained flat in non-U.S. developed markets for fiscal year 2019, reflecting consistent growth across our segments in Japan and Korea, partially offset by declines in Australia. Net sales growth in emerging markets continues to reflect our broad diversification and was driven by strong performance in China, the Middle East & Africa, Eastern Europe, and both South and Southeast Asia. Currency had an unfavorable impact on net sales in non-U.S. developed markets and emerging markets of $205 million and $250 million, respectively, for fiscal year 2019.
Net sales declines in the U.S. for fiscal year 2018 as compared to fiscal year 2017 were primarily attributable to the Divestiture within the Minimally Invasive Therapies Group, partially offset by growth in our other segments. Net sales growth in non-U.S.

developed markets was led by strong performance in Western Europe. Net sales growth in emerging markets continues to reflect our broad diversification and was driven by strong performance in all of our segments, with strong performance in China, Latin America, Eastern Europe, and the Middle East & Africa.
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
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group's net sales for fiscal year 2019 were $11.5 billion, an increase of 1 percent as compared to fiscal year 2018. Currency had an unfavorable impact on net sales for fiscal year 2019 of $182 million. The Cardiac and Vascular Group's net sales for fiscal year 2019, as compared to fiscal year 2018, benefited from net sales growth in Coronary & Structural Heart and Aortic, Peripheral & Venous (formerly known as Aortic & Peripheral Vascular) divisions, offset by declines in Cardiac Rhythm & Heart Failure.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2019 were $5.8 billion, a decrease of 2 percent as compared to fiscal year 2018. Cardiac Rhythm & Heart Failure net sales decrease for fiscal year 2019 was driven by declines in Heart Failure, Care Management Services, and CLMS, offset by growth in Arrhythmia Management. The decline in Heart Failure was driven by CRT-D replacements and LVAD headwinds due to a competitor product launch in the U.S. and changes in the U.S. heart transplant guidelines. The growth in Arrhythmia Management was driven by AF Solutions due to the continued strength of the Arctic Front Cardiac CryoAblation Catheter System and Diagnostics due to growth from our Reveal LINQ insertable cardiac monitor. Arrhythmia Management net sales growth also benefited from strong adoption of the TYRX absorbable antibacterial envelope through further expansion of value-based health-care arrangements.
Coronary & Structural Heart net sales for fiscal year 2019 were $3.7 billion, an increase of 5 percent as compared to fiscal year 2018. Coronary & Structural Heart net sales growth for fiscal year 2019 was driven by the global strength of the CoreValve Evolut PRO transcatheter aortic valve system (Evolut PRO) and continued penetration into intermediate risk in the U.S., as well as growth in cannulae, including the Bio-Medicus Next Gen Cannulae, guide catheters, and coronary balloons.
Aortic, Peripheral & Venous net sales for fiscal year 2019 were $1.9 billion, an increase of 4 percent as compared to fiscal year 2018. Aortic, Peripheral & Venous net sales growth for fiscal year 2019 was driven by strong performance of the VenaSeal vein closure system, for which final approval for reimbursement payment in the U.S. from the Centers for Medicare & Medicaid Services (CMS) was received in January 2018, growth in Percutaneous Transluminal Angioplasty (PTA) balloons, as well as the launch of the Valiant Navion thoracic stent graft system which received U.S. FDA and CE Mark approval in October and November 2018, respectively.
Cardiac Rhythm & Heart Failure net sales for fiscal year 2018 were $5.9 billion, an increase of 5 percent as compared to fiscal year 2017. Cardiac Rhythm & Heart Failure net sales growth for fiscal year 2018 was driven by strong growth in Arrhythmia Management and Heart Failure. The strong growth in Arrhythmia Management was largely due to growth in AF Solutions, driven by the continued global acceptance of our Arctic Front Cardiac CryoAblation Catheter System, growth in Diagnostics, driven by the continued adoption of the Reveal LINQ insertable cardiac monitor, as well as strong adoption of the Micra transcatheter pacing system and TYRX absorbable antibacterial envelope. The strong growth in Heart Failure was driven by growth in Mechanical Circulatory Support from sales of the HVAD system, as well as continued demand for the CRT-P quadripolar pacing system, which launched in the U.S. in the first quarter of fiscal year 2018.
Coronary & Structural Heart net sales for fiscal year 2018 were $3.6 billion, an increase of 14 percent as compared to fiscal year 2017. Coronary & Structural Heart net sales growth for fiscal year 2018 was largely driven by the continued strong customer adoption of Evolut PRO and the Evolut R 34mm transcatheter aortic heart valve, as well as continued penetration into intermediate risk in the U.S., which received approval late in the first quarter of fiscal year 2018. Net sales growth was also driven by the continued strong demand for the Resolute Onyx drug-eluting stent in the U.S. and Japan, which launched in the first quarter of fiscal year 2018.

Aortic, Peripheral & Venous net sales for fiscal year 2018 were $1.8 billion, an increase of 6 percent as compared to fiscal year 2017. Aortic, Peripheral & Venous net sales growth for fiscal year 2018 was driven by growth in Valiant Captivia thoracic stent grafts, PTA and drug-coated balloons, as well as success of the Heli-FX EndoAnchor System. Net sales growth was further driven by strong performance in EndoVenous due to accelerated growth of the VenaSeal vein closure system, for which approval for reimbursement payment in the U.S. from CMS was received in January 2018.
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

•
Continued growth of our Micra transcatheter pacing system. We received final approval for reimbursement in the U.S. from the CMS and in Japan from the Ministry of Health, Labour, and Welfare during the fourth quarter of fiscal year 2017 and during the second quarter of fiscal year 2018, respectively, which we expect will continue to accelerate sales in the U.S. and in Japan.

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

•	Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study.

•	Continued acceptance of Care Management Services as post-acute care services become even more critical in bundled payment models for different interventions or therapies.

•
Approval and acceptance of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform for the treatment of patients determined to be at low risk with surgery. The application for expanded indication is pending regulatory approval and is anticipated in fiscal year 2020.

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

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, dialysis, and monitors. Net sales for the three months ended July 28, 2017 and fiscal year 2017 also include sales of dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings, which were divested on July 29, 2017.
The Minimally Invasive Therapies Group’s net sales for fiscal year 2019 were $8.5 billion, a decrease of 3 percent as compared to fiscal year 2018. Currency had an unfavorable impact on net sales of $164 million for fiscal year 2019. The Minimally Invasive Therapies Group's net sales for fiscal year 2018 were affected by the Divestiture.
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
The Respiratory, Gastrointestinal, & Renal division consists of the Patient Monitoring, Respiratory Interventions, GI & Hepatology, and Renal Care Solutions businesses. The Patient Monitoring business includes Oxygenation, Anesthesia, and Perfusion Monitoring and Informatics product lines. The Respiratory Interventions business includes Airway and Ventilation product lines. The GI & Hepatology business includes GI Diagnostics and Therapeutics product lines. The Renal Care Solutions business includes the Renal Access and Dialyzers product lines.
Surgical Innovations net sales for fiscal year 2019 were $5.8 billion, an increase of 4 percent as compared to fiscal year 2018. Surgical Innovations net sales growth was driven by new products in Advanced Stapling and Advanced Energy, led by the LigaSure vessel sealing instruments with nano-coating, Exact and L-Hook, and both the Tri-Staple 2.0 endo stapling specialty reloads and Signia powered stapler.
Respiratory, Gastrointestinal, & Renal net sales for fiscal year 2019 were $2.7 billion, a decrease of 14 percent as compared to fiscal year 2018, due to the Divestiture. Aside from the decline due to the Divestiture, Respiratory, Gastrointestinal, & Renal net sales growth was driven by growth in Patient Monitoring, including the continued adoption of MicroStream capnography monitoring products and pulse oximetry, along with growth in Respiratory Interventions, including the continued adoption of ventilators and video laryngoscopy products. Also driving growth for fiscal year 2019 was growth in GI & Hepatology and strength in renal access products.
Surgical Innovations net sales for fiscal year 2018 were $5.5 billion, an increase of 8 percent as compared to fiscal year 2017. Surgical Innovations net sales growth was driven by new products in Advanced Stapling and Advanced Energy, including the Signia powered surgical stapling system and endo stapling specialty reloads. Also driving net sales growth was our Valleylab FT10 energy platform and new iterations of our LigaSure vessel sealing instruments, along with growth in emerging markets.
Respiratory, Gastrointestinal, & Renal net sales for fiscal year 2018 were $3.2 billion, a decrease of 33 percent as compared to fiscal year 2017. Respiratory, Gastrointestinal, & Renal net sales declined as a result of the Divestiture. Apart from the decline in net sales due to the Divestiture, net sales performance in Respiratory, Gastrointestinal, & Renal benefited from growth in GI Solutions, the strength in Nellcor pulse oximetry products due to the intensity of the flu season in the U.S., the continued adoption of MicroStream capnography monitoring product, and growth in Airway and Ventilation net sales.
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

•
Continued acceptance and future growth of powered stapling and energy platform, along with our ability to execute ongoing strategies to develop, gain regulatory approval, and commercialize new products including our surgical robotics platform.

•
Our ability to obtain adequate replacement sterilization capacity in our Surgical Innovations business and Gastrointestinal product lines in light of the Illinois Environmental Protection Agency's (Illinois EPA) decision to close the Sterigenics U.S. LLC (Sterigenics) Willowbrook, Illinois facility on February 15, 2019. We have been working to identify alternate suppliers and rerouting our supply chain, and expect to return to full sterilization capacity late in the first quarter of fiscal year 2020.

•
The July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. Net sales of the businesses included in the Divestiture were $0.6 billion and $2.4 billion for fiscal years 2018 and 2017, respectively. We have entered into Transition Manufacturing Agreements (TMAs) with Cardinal Health, Inc. (Cardinal). The TMAs will contribute to net sales and are designed to ensure and facilitate an orderly transfer of business operations for a transition period of two to five years, with the ability to extend upon mutual agreement of the parties.

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

•
Continued acceptance and growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We will grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. In addition, the HD multi-pass system reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment. We are expecting regulatory filing in early fiscal year 2021, with launch following regulatory clearance in targeted countries.

•	Continued elevation of the standard of care for respiratory compromise, a progressive condition impacting a patient’s ability to breathe effectively.

•
Continued acceptance and growth in respiratory care, airway and ventilation management, and Patient Monitoring. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography bedside capnography monitor, portable monitor with Nellcor pulse oximetry system with OxiMax technology and the Nellcor Respiratory Compromise monitor with vital signs of SpO2, pulse rate, End-Tidal CO2, McGRATH MAC video laryngoscopes, and Respiratory Rate.

•
Continued and future acceptance of less invasive standards of care, including the areas of GI Diagnostic and Therpeutic product lines. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, Endoflip Reflux/Disphagia diagnosis, Bravo Calibration-free reflux testing, and the Emprint ablation system with Thermosphere Technology, which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost.

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

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stent retrievers, and flow diversion products. The Restorative Therapies Group’s net sales for fiscal year 2019 were $8.2 billion, an increase of 6 percent as compared to fiscal year 2018. Currency had a negative impact on net sales for fiscal year 2019 of $73 million. The Restorative Therapies Group’s performance for fiscal year 2019 was driven by the Brain Therapies, Specialty Therapies, and Pain Therapies divisions.

Spine net sales for fiscal year 2019 were $2.7 billion, a decrease of 1 percent as compared to fiscal year 2018. Despite the decline, we saw incremental growth driven by increased spinal impact attachment rates in conjunction with our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as robotics, imaging, navigation, power instruments, and nerve monitoring. Further contributing to growth was our "Speed-to-Scale" initiative, which involves faster innovation cycles and the launching of a steady cadence of new products at scale with sets immediately available for the entire market. Recently launched products include the Infinity OCT System and the Solera Voyager 5.5/6.0 fixation system.
Brain Therapies net sales for fiscal year 2019 were $2.6 billion, an increase of 11 percent as compared to fiscal year 2018. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by strength across our stroke franchise, with growth across our stent retriever, flow diversion, neuro access, coil, and embolic protection products. Neurosurgery net sales growth was driven by strong capital equipment sales of the Mazor X robotic guidance systems, StealthStation S8 surgical navigation systems, Midas Rex powered surgical instrument systems, O-Arm Imaging Systems, and Visualase MRI-guided laser ablation systems.
Specialty Therapies net sales for fiscal year 2019 were $1.6 billion, an increase of 5 percent as compared to fiscal year 2018. Net sales growth was driven by strong sales of the Aquamantys biopolar sealers and PlasmaBlade dissection devices within Transformative Solutions and growth in ENT.
Pain Therapies net sales for fiscal year 2019 were $1.3 billion, an increase of 10 percent as compared to fiscal year 2018. The increase in net sales was driven by our Intellis spinal cord stimulation platform which received U.S. FDA approval in September 2017 and CE Mark in November 2017. Further driving net sales growth were the Evolve workflow algorithm, Snapshot reports, and our Targeted Drug Delivery products, including the new clinician and patient programmers.
Spine net sales for fiscal year 2018 were $2.7 billion, an increase of 1 percent as compared to fiscal year 2017. Spine net sales growth was driven by growth in bone morphogenetic protein (composed of INFUSE bone graft (InductOs in the European Union)), partially offset by a slight decline in Core Spine. Core Spine net sales declined due to continued overall market softness in the U.S. and Europe, partially offset by the continued success of our Surgical Synergy strategy and our "Speed-to-Scale" initiative.
Brain Therapies net sales for fiscal year 2018 were $2.4 billion, an increase of 12 percent as compared to fiscal year 2017. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by strength across our stroke portfolio, specifically in stents, as a result of our leading role in the development of the endovascular therapy market for treatment of ischemic stroke. Neurosurgery net sales growth was driven by strong sales of the StealthStation S8 surgical navigation system, O-arm O2 surgical imaging system, Visualase MRI-guided laser ablation system, Midas disposables, as well as disposables revenue from placement of capital equipment. Net sales growth in Neurovascular and Neurosurgery for fiscal year 2018 was partially offset by slight declines in Brain Modulation due to competitive pressures in major markets.
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

•	Acceptance of our React Catheter and Riptide aspiration system, along with the launch of our next-generation Solitaire revascularization device.

•	Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas, and ENT Navigation and Power Systems.

•
Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, our integrated robotics and navigation platform, which received FDA approval in November 2018.

•	Strengthening of our position as a global leader in enabling technologies for spine surgery as a result of the December 2018 acquisition of Mazor Robotics.

•
Continued adoption of our integrated solutions through the Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics.

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

•	Continued global adoption of our Intellis spinal cord stimulator, Evolve workflow algorithm, and Snapshot reporting to treat chronic pain in major markets around the world.

•
Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distribution requirements on our implantable drug pump in October and its warning letter in November 2017.

•	Continued acceptance of our devices for the treatment of Parkinson's Disease, epilepsy and other movement disorders. We launched our medically refractory epilepsy device in the U.S. in November 2018.

•
Continued acceptance and growth of our Specialty Therapies, including InterStim therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and Transformative Solutions core portfolio products including Aquamantys biopolar sealers and PlasmaBlade soft tissue dissection devices.

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for fiscal year 2019 were $2.4 billion, an increase of 12 percent as compared to fiscal year 2018. Currency had an unfavorable impact on net sales for fiscal year 2019 of $36 million. The Diabetes Group's net sales growth for fiscal year 2019 was primarily attributable to the continued demand for the MiniMed 670G hybrid closed loop system, which offers the latest in SmartGuard technology, as well as the higher sensor attachment and utilization we are seeing with our integrated CGM users. Further, we experienced continued international growth due to strong sales of insulin pump systems in Europe, Latin America, and Asia Pacific as well as worldwide strength of the Guardian Connect CGM system.
The Diabetes Group’s net sales for fiscal year 2018 were $2.1 billion, an increase of 11 percent as compared to fiscal year 2017. The Diabetes Group's net sales growth for fiscal year 2018 was primarily attributable to increased sales in the U.S. due to continued growth in our customer base through the adoption of the MiniMed 670G hybrid closed loop system. Further, we experienced continued international growth due to strong sales of the MiniMed 640G system in Europe and Asia Pacific.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•
Continued patient demand for the MiniMed 670G system, the first hybrid closed loop system in the world. The system is powered by SmartGuard technology, which mimics some of the functions of a healthy pancreas by providing two levels of automated insulin delivery, maximizing Time in Range with reduced user input. More than 180,000 trained, active users are benefiting from SmartGuard technology.

•
Continued acceptance and future growth internationally for the MiniMed 670G system. This system received CE mark in June 2018 and is now commercialized in Canada, Australia, Chile and in certain European countries. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.

•	Changes in medical reimbursement policies and programs, along with additional payor coverage of the MiniMed 670G system.

•
Acceptance of the upcoming launch of our advanced hybrid closed loop system, along with the advancement of our Personalized Closed Loop system which was recently granted "Breakthrough Device" designation by the FDA. These technologies feature our next-generation algorithms designed to improve Time in Range by further automating insulin delivery.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revised U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate, broadening the base of taxation, and implementing a territorial tax system. We had a measurement period of up to one year after the enactment date of the Tax Act to finalize the recognition of the related tax impacts. The measurement period closed during fiscal year 2019.
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

The test for goodwill impairment requires us to make several estimates to determine fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value. We assess the impairment of goodwill at the reporting unit level annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired.
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
ACQUISITIONS AND DIVESTITURES
Information regarding acquisitions and divestitures is included in Notes 3 and 4, respectively, to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

	Fiscal Year
	2019	2018	2017
Cost of products sold	30.0%	30.3%	31.3%
Research and development expense	7.6%	7.5%	7.4%
Selling, general, and administrative expense	34.1%	34.2%	33.7%
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
Cost of products sold was $9.2 billion, $9.1 billion, and $9.3 billion during fiscal years 2019, 2018, and 2017, respectively. The decrease in cost of products sold as a percentage of net sales from fiscal year 2019 as compared to fiscal year 2018 was favorably affected by decreased sales of lower-margin products as a result of the Divestiture. Also contributing to the decrease in cost of products sold as a percentage of net sales during fiscal year 2019 was the infusion set recall in our Diabetes Group, along with $17 million of costs recognized in relation to restoring operations at four Puerto Rico manufacturing sites after Hurricane Maria, including idle facility costs, asset write-downs, and other facility-related costs, incurred during fiscal year 2018. These benefits were slightly offset by increased restructuring and associated costs, a change in product mix due to strong growth in some of our lower-margin businesses, and additional expenses incurred due to the closing of a supplier sterilization facility used by our Minimally Invasive Therapies Group during fiscal year 2019. Cost of products sold for fiscal year 2019 includes $91 million of restructuring and associated costs, as compared to $40 million for fiscal year 2018.
The decrease in cost of products sold as a percentage of sales from fiscal year 2018 as compared to 2017 was due primarily to decreased sales of lower-margin products as a result of the Divestiture and a $38 million charge recognized during fiscal year 2017 related to the fair value step-up taken on inventory acquired in connection with the HeartWare acquisition. Partially offsetting these benefits were the costs recognized in relation to restoring operations at four Puerto Rico manufacturing sites after Hurricane Maria and the infusion set recall in our Diabetes group during fiscal year 2018.

Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense was $2.3 billion during fiscal years 2019 and 2018 and $2.2 billion during fiscal year 2017.
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
Selling, general, and administrative expense was $10.4 billion, $10.2 billion, and $10.0 billion during fiscal years 2019, 2018, and 2017, respectively. The decrease in selling, general, and administrative expense as a percentage of sales from fiscal year 2018 to 2019 benefited from our Enterprise Excellence program, continued net sales growth, cost containment measures, and $115 million of professional service fees and accelerated stock compensation expense incurred in connection with the Divestiture during fiscal year 2018. Offsetting these benefits were increased restructuring and associated costs. Selling, general, and administrative expense in fiscal year 2019 includes $118 million of restructuring and associated costs, as compared to $37 million in fiscal year 2018.
The increase in selling, general, and administrative expense as a percentage of net sales from fiscal year 2017 to 2018 was driven by expenses incurred for new product launches, expenses incurred to fulfill our Transition Service Agreements (TSAs) that we entered into with Cardinal Health in conjunction with the Divestiture, and $115 million of professional service fees and accelerated stock compensation expense incurred in connection with the Divestiture. Offsetting these increases were decreased acquisition-related items. Selling, general, and administrative expense in fiscal year 2018 includes $137 million of acquisition-related items, as compared to $303 million in fiscal year 2017.
The following is a summary of other costs and expenses:

	Fiscal Year
(in millions)	2019	2018	2017
Amortization of intangible assets	$1,764	$1,823	$1,980
Restructuring charges, net	198	30	303
Certain litigation charges	166	61	300
Gain on sale of businesses	—	(697)	—
Other operating expense, net	258	535	239
Other non-operating income, net	(373)	(181)	(313)
Interest expense	1,444	1,146	1,094
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $1.8 billion during fiscal years 2019 and 2018 and $2.0 billion during fiscal year 2017.
While amortization expense remained consistent when comparing fiscal year 2018 to 2019, the decrease in amortization expense from fiscal year 2017 to fiscal year 2018 was primarily attributable to the discontinuation of amortization on the definite-lived intangible assets classified as assets held for sale at April 28, 2017 and through the first quarter of fiscal year 2018 related to the Divestiture, which was completed during the second quarter of fiscal year 2018.

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

During fiscal year 2019, we recognized restructuring charges of $424 million. For fiscal year 2019, restructuring charges included $198 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For fiscal year 2019, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $91 million recognized within cost of products sold and $118 million recognized within selling, general and administrative expense in the consolidated statements of income. For fiscal year 2019, selling, general, and administrative expense also includes $17 million of fixed asset write-downs.

During fiscal year 2018, we recognized restructuring charges of $96 million. For fiscal year 2018, restructuring charges included $35 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For fiscal year 2018, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $28 million recognized within cost of products sold and $33 million recognized within selling, general and administrative expense in the consolidated statements of income.

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

During fiscal year 2019, we recognized no restructuring charges and accrual adjustments of $17 million. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated.

For fiscal years 2018 and 2017, we recognized restructuring charges of $45 million and $441 million, respectively, partially offset by accrual adjustments of $34 million and $68 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic, cancellations of employee terminations, and employee termination benefits being less than initially estimated. For fiscal year 2017, restructuring charges included asset write-downs of $17 million related to property, plant, and equipment impairments and $10 million related to inventory write-offs recognized within cost of products sold in the consolidated statements of income. Additionally, fiscal year 2017 restructuring charges included $73 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages.

For additional information, see Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During fiscal years 2019, 2018, and 2017, we recognized $166 million, $61 million, and $300 million, respectively, of certain litigation charges related to probable and estimable damages for significant legal matters.
Gain on Sale of Businesses We recognized a pre-tax gain of $697 million on the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses during fiscal year 2018. There were no sales of businesses during fiscal years 2019 or 2017.
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, TSA income, intangible asset charges, currency transaction and derivative gains and losses, contributions to the Medtronic Foundation, Puerto Rico excise taxes, changes in the fair value of contingent consideration, and charges associated with business exits. Other operating expense, net was $258 million, $535 million, and $239 million, during fiscal years 2019, 2018, and 2017, respectively.
The decrease in other operating expense, net from fiscal year 2018 to fiscal year 2019 was primarily attributable to remeasurement and our hedging programs, which, combined, resulted in a gain of $87 million for fiscal year 2019 and a loss of $176 million for fiscal year 2018. Also contributing to the change was a charge of $80 million recognized in fiscal year 2018 for charitable contributions to the Medtronic Foundation and increased gains from the change in fair value of contingent consideration. These items were partially offset by intangible asset impairments and other charges of $149 million associated with business exits during fiscal year 2019 and a reduction of TSA income.
The increase in other operating expense, net from fiscal year 2017 to fiscal year 2018 was primarily attributable to remeasurement and our hedging programs, which, combined, resulted in a loss of $176 million for fiscal year 2018 and a gain of $81 million for fiscal year 2017. Also contributing to the increase were losses of $68 million related to the impairment of IPR&D assets in fiscal year 2018, $15 million of humanitarian aid provided to our employees affected by Hurricane Maria in fiscal year 2018, and a decrease in gains from the changes in fair value of contingent consideration. These items were partially offset by $74 million of TSA income and a reduction in charitable contributions to the Medtronic Foundation.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and post-retirement benefit cost, investment gains and losses, and interest income. Other non-operating income, net was $373 million, $181 million, and $313 million during fiscal years 2019, 2018, and 2017, respectively.
The change in other non-operating income, net from fiscal year 2018 to 2019 was due to $227 million of losses recognized in fiscal year 2018 related to the impairment of certain cost and equity method investments, increased investment gains on our minority investment portfolio, and decreased interest income. Increases in investment gains on our minority investment portfolio were partially due to the adoption of new accounting guidance in the first quarter of fiscal year 2019. Refer to Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on recently adopted accounting pronouncements.
The change in other non-operating income, net from fiscal year 2017 to 2018 was due to $227 million of losses recognized in fiscal year 2018 related to the impairment of certain cost and equity method investments, partially offset by increased interest income, and charges of $60 million related to the non-service component of net periodic pension and post-retirement benefit costs associated with voluntary early retirement packages offered and accepted by certain eligible U.S. employees during fiscal year 2017.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, ineffectiveness on interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. Interest expense was $1.4 billion during fiscal year 2019 and $1.1 billion during fiscal years 2018 and 2017.
The increase in interest expense from fiscal year 2018 to 2019 was the result of $485 million of charges recognized in connection with the tender and early redemption of approximately $6.4 billion of Medtronic Inc. and CIFSA senior notes during fiscal year 2019. This increase in interest expense was partially offset by interest expense savings resulting from a decrease in total debt obligations and a decrease in the weighted-average interest rate of outstanding debt obligations during fiscal year 2019, on average, compared to fiscal year 2018.

The change in interest expense from fiscal year 2017 to 2018 was primarily driven by modestly higher average interest rates on total debt obligations outstanding and a $38 million charge recognized in connection with the early redemption of approximately $1.2 billion of Medtronic Inc. senior notes during fiscal year 2018.
INCOME TAXES

	Fiscal Year
(in millions)	2019	2018	2017
Income tax provision	$547	$2,580	$578
Income before income taxes	5,197	5,675	4,602
Effective tax rate	10.5%	45.5%	12.6%

Non-GAAP income tax provision	$1,116	$1,120	$1,232
Non-GAAP income before income taxes	8,224	7,641	7,623
Non-GAAP Nominal Tax Rate	13.6%	14.7%	16.2%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	3.1%	(30.8)%	3.6%
On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, broadening the base of taxation, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.
We made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred (the "period cost method").
Many of the countries we operate in have statutory tax rates lower than our blended U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 21.0 percent for fiscal year 2019. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 45.1 percent. Our earnings in Puerto Rico and Switzerland are subject to certain tax incentive grants which provide for tax rates lower than the country statutory tax rates. Unless our tax incentive grants are extended, they expire between fiscal years 2020 and 2030. The tax incentive grants which expired during fiscal year 2019 did not have a material impact on our financial results. See Note 14 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information.
Our effective tax rate for fiscal year 2019 was 10.5 percent, as compared to 45.5 percent in fiscal year 2018. The decrease in the effective tax rate was primarily due to the impacts from U.S. tax reform, certain tax adjustments, the gain on the Divestiture, the impact from investment losses, and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for fiscal year 2019 was 13.6 percent, as compared to 14.7 percent in fiscal year 2018. The decrease in our Non-GAAP Nominal Tax Rate for fiscal year 2019 as compared to fiscal year 2018 was primarily due to the impacts from U.S. tax reform and year-over-year changes in operational results by jurisdiction.
During fiscal year 2019, we recognized $134 million of operational tax benefits. The operational tax benefits included a $50 million benefit from excess tax benefits associated with stock-based compensation, and an $84 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, changes to uncertain tax position reserves, and changes to certain deferred income tax balances.
Our effective tax rate for fiscal year 2018 was 45.5 percent, as compared to 12.6 percent in fiscal year 2017. The increase in the effective tax rate was primarily due to the impacts from U.S. tax reform, the Divestiture, the utilization of non-U.S. special deductions, the net tax cost associated with an internal reorganization, excess tax benefits associated with stock-based compensation, and the tax effect from the intercompany sales of certain intellectual property.
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
An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for fiscal years 2019, 2018, and 2017 of approximately $82 million, $77 million, and $76 million, respectively.
Certain Tax Adjustments
During fiscal year 2019, certain tax adjustments of $40 million, recognized in income tax provision in the consolidated statement of income, included the following:

•	A net benefit of $30 million associated with the finalization of the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances.

•
A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current year sale of U.S. manufactured inventory held as of April 27, 2018.

•	A benefit of $32 million related to intercompany legal entity restructuring.

•	A net benefit of $20 million associated with the finalization of certain income tax aspects of the Divestiture.
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

•
A net charge of $125 million associated with the Divestiture. The net charge primarily relates to the tax effect from the recognition of the outside basis difference of certain subsidiaries which were included in the divestiture.

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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2019	2018	2017
Cash provided by (used in):
Operating activities	$7,007	$4,684	$6,880
Investing activities	(774)	5,858	(1,571)
Financing activities	(5,431)	(11,954)	(3,283)
Effect of exchange rate changes on cash and cash equivalents	(78)	114	65
Net change in cash and cash equivalents	$724	$(1,298)	$2,091
Operating Activities The $2.3 billion increase in net cash provided in fiscal year 2019 as compared to fiscal year 2018 was primarily driven by our operating margin expansion as well as decreases in cash paid to suppliers and other vendors, cash paid for taxes, cash paid for interest, and retirement benefit plan contributions, partially offset by an increase in certain litigation payments. The decrease in cash paid to suppliers is primarily due to our continued progress in extending supplier payment terms. The decrease in cash paid for taxes was primarily a result of a $1.1 billion pre-payment that we elected to make to the U.S. IRS in fiscal year 2018 related to in-process litigation on Puerto Rico transfer pricing. Cash paid for interest decreased due to a decrease in total debt obligations as well as a decrease in the weighted average interest rate of outstanding debt obligations. The decrease in retirement benefit plan contributions reflects lower contributions to the U.S. pension plan for fiscal year 2019 as compared to fiscal year 2018. Certain litigation payments increased primarily due to the payment of previously accrued settlement amounts for the INFUSE litigation matter.
The $2.2 billion decrease in net cash provided in fiscal year 2018 as compared to fiscal year 2017 was primarily driven by an increase in cash paid for taxes of $1.5 billion, an increase in net cash outflows for collateral related to our derivative instruments of $145 million, cash paid for divestiture-related expenses of approximately $100 million, and a decrease in cash collected from customers. The increase in cash paid for income taxes was primarily a result of the aforementioned $1.1 billion Puerto Rico pre-payment, tax payments related to the intercompany sale of intellectual property and the Divestiture, as well as settlement payments for U.S. federal income taxes for fiscal years 2012 to 2014 and audit settlements outside of the U.S.
Investing Activities The $6.6 billion increase in net cash used in fiscal year 2019 as compared to fiscal year 2018 was primarily attributable to the Divestiture in fiscal year 2018, which resulted in net proceeds of $6.1 billion, and an increase in cash paid for acquisitions of $1.7 billion, primarily due to the acquisition of Mazor and EPiX during fiscal year 2019, partially offset by an increase in net proceeds from purchases and sales and maturities of investments.
The $7.4 billion increase in net cash provided in fiscal year 2018 as compared to fiscal year 2017 was primarily attributable to the Divestiture in fiscal year 2018, a decrease in cash paid for acquisitions of $1.2 billion, primarily due to the acquisition of Heartware during fiscal year 2017, and a decrease in additions to property, plant, and equipment.
Financing Activities The $6.5 billion decrease in net cash used in fiscal year 2019 as compared to fiscal year 2018 was primarily attributable to the issuance of $7.8 billion of Euro-denominated senior notes in fiscal year 2019, partially offset by an increase in share repurchases of $706 million and an increase in repayments of commercial paper. In fiscal year 2019, we repaid $7.9 billion of long-term debt primarily through the use of the net proceeds from the Euro-debt issuance. In fiscal year 2018, we repaid $7.4 billion of long-term debt, which was not funded through the issuance of long-term debt.
The $8.7 billion increase in net cash used in fiscal year 2018 as compared to fiscal year 2017 was primarily attributable to long-term debt repayments of $7.4 billion, the issuance of $2.0 billion of Senior Notes in fiscal year 2017, and a reduction of commercial paper borrowings in fiscal year 2018 as compared to fiscal year 2017, partially offset by a decrease in share repurchases of $1.4 billion.

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

	Fiscal Year
(in millions)	2019	2018	2017
Net cash provided by operating activities	$7,007	$4,684	$6,880
Additions to property, plant, and equipment	(1,134)	(1,068)	(1,254)
Free cash flow	$5,873	$3,616	$5,626
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, at April 26, 2019 was $838 million as compared to $2.1 billion at April 27, 2018. Long-term debt at April 26, 2019 was $24.5 billion as compared to $23.7 billion at April 27, 2018. We utilize unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at April 26, 2019 was $25.3 billion, as compared to $25.8 billion at April 27, 2018. The decrease in total debt was primarily driven by the reduction in our commercial paper borrowings of $698 million, partially offset by the net impact of the issuance, cash tender offer, early redemptions, and repayment described below.
In March 2019, Medtronic Global Holdings S.C.A. (Medtronic Luxco) issued six tranches of Euro-denominated senior notes with an aggregate principal of €7.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2039, resulting in cash proceeds of approximately $7.8 billion, net of discounts and issuance costs. We used the net proceeds of the offering to fund the previously announced cash tender offers and early redemption, described below. The Euro-denominated debt is designated as a net investment hedge of certain of our European operations.
We completed the cash tender offer and early redemption of $6.4 billion of Medtronic Inc. and CIFSA senior notes for $6.9 billion of total consideration in March 2019. We recognized a loss on debt extinguishment of $485 million, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income. Also in March 2019, we repaid our 1.700 percent two-year 2017 senior notes, including interest, for $1.0 billion.
For additional information on the issuance of these senior notes and the subsequent cash tender offer and early redemption, refer to Note 7 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. For additional information on the Euro-denominated debt designated as a net investment hedge, refer to Note 8 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At April 26, 2019, we had no commercial paper outstanding, as compared to $698 million outstanding at April 27, 2018. During fiscal years 2019 and 2018, the weighted average original maturity of the commercial paper outstanding was approximately 27 and 28 days, respectively, and the weighted average interest rate was 2.12 percent and 1.46 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.

We also have a $3.5 billion five-year syndicated credit facility (Credit Facility) which was amended and restated in December 2018, and now expires in December 2023. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At April 26, 2019 and April 27, 2018, no amounts were outstanding on the committed line of credit.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we were in compliance with at April 26, 2019.
We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases. In March 2019, our Board of Directors authorized an incremental $6.0 billion for repurchase of our ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2019 and 2018, we repurchased a total of 31 million and 25 million shares, respectively, under these programs at an average price of $91.43 and $83.71, respectively. At April 26, 2019, we had approximately $7.2 billion remaining under the share repurchase programs authorized by our Board of Directors.
For more information on credit arrangements, see Note 7 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 26, 2019 include $4.4 billion of cash and cash equivalents and $5.5 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at April 26, 2019) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents, commercial paper program and Credit Facility.
Our investments include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings continue to experience reduced liquidity due to low investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For fiscal year 2019, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At April 26, 2019, we have $61 million of gross unrealized losses on our aggregate available-for-sale debt securities of $5.5 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. See Note 6 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information.

The following table is a summary of our Standard and Poor's Rating Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 26, 2019	April 27, 2018
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there is no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at April 26, 2019 were unchanged as compared to the ratings at April 27, 2018. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.
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
We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. We have removed our permanently reinvested assertion on the undistributed earnings of certain foreign subsidiaries with a U.S. parent which were subject to the transition tax. We removed the assertion for all earnings of such subsidiaries through April 27, 2018 and reasserted for earnings generated for subsequent fiscal years. We expect to have access to the majority of our cash flows in the future. In addition, we continue to evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
We believe our balance sheet and liquidity provide us with flexibility, and that our cash, cash equivalents, and current investments, as well as our Credit Facility and related commercial paper program, will satisfy our foreseeable operating needs for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
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

Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 26, 2019, as well as long-term contractual obligations reflected in the balance sheet at April 26, 2019.

	Maturity by Fiscal Year
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases	$652	$216	$157	$103	$61	$34	$81
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	296	86	117	47	7	9	30
Interest payments(2)	8,384	723	708	688	579	545	5,141
Other(3)	790	315	246	54	40	34	101
Contractual obligations related to off-balance sheet arrangements subtotal	$10,122	$1,340	$1,228	$892	$687	$622	$5,353
Contractual obligations reflected in the balance sheet:
Debt obligations(4)	$25,374	$832	$2,744	$3,255	$2,861	$1,160	$14,522
Capital leases	13	6	2	1	1	1	2
Contingent consideration(5)	222	81	129	8	1	1	2
Tax obligations(6)	2,024	176	176	176	176	330	990
Contractual obligations reflected in the balance sheet subtotal(7)	27,633	1,095	3,051	3,440	3,039	1,492	15,516
Total contractual obligations	$37,755	$2,435	$4,279	$4,332	$3,726	$2,114	$20,869

(1)
Includes commitments related to the funding of equity method or other investments, estimated milestone payments, and royalty obligations. While it is not certain if and/or when payments will be made, the maturity dates included in the table reflect our best estimates.

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
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 26, 2019 and April 27, 2018 was $11.1 billion and $11.5 billion, respectively. At April 26, 2019, these contracts were in a net unrealized gain position of $322 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 26, 2019 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $916 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for fiscal year 2019.
INTEREST RATE RISK
We are subject to interest rate risk on our investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 26, 2019 was comprised of debt predominately denominated in U.S. dollars and the Euro, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at April 26, 2019, indicates that the fair value of these instruments would correspondingly change by $49 million.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity” section of the Management's Discussion and Analysis in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. For additional discussion of market risk, see Notes 6 and 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medtronic plc:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the “Company”) as of April 26, 2019 and April 27, 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended April 26, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 26, 2019 appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 26, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 26, 2019 and April 27, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 26, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A . Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
June 21, 2019
We have served as the Company’s auditor since 1963.

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2019	2018	2017
Net sales	$30,557	$29,953	$29,710
Costs and expenses:
Cost of products sold	9,155	9,067	9,294
Research and development expense	2,330	2,256	2,193
Selling, general, and administrative expense	10,418	10,238	10,018
Amortization of intangible assets	1,764	1,823	1,980
Restructuring charges, net	198	30	303
Certain litigation charges	166	61	300
Gain on sale of businesses	—	(697)	—
Other operating expense, net	258	535	239
Operating profit	6,268	6,640	5,383
Other non-operating income, net	(373)	(181)	(313)
Interest expense	1,444	1,146	1,094
Income before income taxes	5,197	5,675	4,602
Income tax provision	547	2,580	578
Net income	4,650	3,095	4,024
Net (income) loss attributable to noncontrolling interests	(19)	9	4
Net income attributable to Medtronic	$4,631	$3,104	$4,028
Basic earnings per share	$3.44	$2.29	$2.92
Diluted earnings per share	$3.41	$2.27	$2.89
Basic weighted average shares outstanding	1,346.4	1,356.7	1,378.9
Diluted weighted average shares outstanding	1,357.5	1,368.2	1,391.4
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2019	2018	2017
Net income	$4,650	$3,095	$4,024

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	102	(103)	38
Translation adjustment	(1,375)	1,184	(977)
Net investment hedge	88	—	—
Net change in retirement obligations	(191)	167	68
Unrealized gain (loss) on cash flow hedges	401	(218)	127
Other comprehensive (loss) income	(975)	1,030	(744)
Comprehensive income including noncontrolling interests	3,675	4,125	3,280
Comprehensive (income) loss attributable to noncontrolling interests	(16)	9	3
Comprehensive income attributable to Medtronic	$3,659	$4,134	$3,283
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions)	April 26, 2019	April 27, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,393	$3,669
Investments	5,455	7,558
Accounts receivable, less allowances of $190 and $193, respectively	6,222	5,987
Inventories, net	3,753	3,579
Other current assets	2,144	2,187
Total current assets	21,967	22,980
Property, plant, and equipment, net	4,675	4,604
Goodwill	39,959	39,543
Other intangible assets, net	20,560	21,723
Tax assets	1,519	1,465
Other assets	1,014	1,078
Total assets	$89,694	$91,393
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$838	$2,058
Accounts payable	1,953	1,628
Accrued compensation	2,189	1,988
Accrued income taxes	567	979
Other accrued expenses	2,925	3,431
Total current liabilities	8,472	10,084
Long-term debt	24,486	23,699
Accrued compensation and retirement benefits	1,651	1,425
Accrued income taxes	2,838	3,051
Deferred tax liabilities	1,278	1,423
Other liabilities	757	889
Total liabilities	39,482	40,571
Commitments and contingencies (Notes 3, 17, and 19)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,340,697,595 and 1,354,218,154 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,532	28,127
Retained earnings	26,270	24,379
Accumulated other comprehensive loss	(2,711)	(1,786)
Total shareholders’ equity	50,091	50,720
Noncontrolling interests	121	102
Total equity	50,212	50,822
Total liabilities and equity	$89,694	$91,393
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 29, 2016	1,399	$—	$32,227	$21,618	$(1,868)	$51,977	$—	$51,977
Net income (loss)	—	—	—	4,028	—	4,028	(4)	4,024
Other comprehensive (loss) income	—	—	—	—	(745)	(745)	1	(744)
Dividends to shareholders ($1.72 per ordinary share)	—	—	—	(2,376)	—	(2,376)	—	(2,376)
Issuance of shares under stock purchase and award plans	13	—	428	—	—	428	—	428
Repurchase of ordinary shares	(43)	—	(3,544)	—	—	(3,544)	—	(3,544)
Tax benefit from exercise of stock-based awards	—	—	92	—	—	92	—	92
Stock-based compensation		—	348	—	—	348	—	348
Changes to noncontrolling ownership interests	—	—	—	—	—	—	125	125
April 28, 2017	1,369	$—	$29,551	$23,270	$(2,613)	$50,208	$122	$50,330
Net income (loss)	—	—	—	3,104	—	3,104	(9)	3,095
Other comprehensive income	—	—	—	—	1,030	1,030	—	1,030
Dividends to shareholders ($1.84 per ordinary share)	—	—	—	(2,494)	—	(2,494)	—	(2,494)
Issuance of shares under stock purchase and award plans	10	—	329	—	—	329	—	329
Repurchase of ordinary shares	(25)	—	(2,097)	—	—	(2,097)	—	(2,097)
Stock-based compensation	—	—	344	—	—	344	—	344
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(11)	(11)
Cumulative effect of change in accounting principle(1)	—	—	—	499	(203)	296	—	296
April 27, 2018	1,354	$—	$28,127	$24,379	$(1,786)	$50,720	$102	$50,822
Net income	—	—	—	4,631	—	4,631	19	4,650
Other comprehensive loss	—	—	—	—	(972)	(972)	(3)	(975)
Dividends to shareholders ($2.00 per ordinary share)	—	—	—	(2,693)	—	(2,693)	—	(2,693)
Issuance of shares under stock purchase and award plans	18	—	923	—	—	923	—	923
Repurchase of ordinary shares	(31)	—	(2,808)	—	—	(2,808)	—	(2,808)
Stock-based compensation	—	—	290	—	—	290	—	290
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(2)	—	—	—	(47)	47	—	—	—
April 26, 2019	1,341	$—	$26,532	$26,270	$(2,711)	$50,091	$121	$50,212
(1) The cumulative effect of change in accounting principle in fiscal year 2018 resulted from the adoption of accounting guidance that requires the tax effect of intra-entity transactions, other than sales of inventory, to be recognized when the transaction occurs, and accounting guidance which permitted reclassification of stranded tax effects resulting from the enactment of comprehensive U.S. tax legislation from accumulated other comprehensive loss to retained earnings.
(2) See Note 1 to the consolidated financial statements for discussion regarding the adoption of accounting standards during fiscal year 2019.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2019	2018	2017
Operating Activities:
Net income	$4,650	$3,095	$4,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,659	2,644	2,917
Provision for doubtful accounts	78	52	39
Deferred income taxes	(304)	(919)	(459)
Stock-based compensation	290	344	348
Loss on debt extinguishment	457	38	—
Gain on sale of businesses	—	(697)	—
Investment loss	—	227	—
Other, net	257	73	(128)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(581)	(275)	(75)
Inventories, net	(274)	(192)	(227)
Accounts payable and accrued liabilities	399	65	356
Other operating assets and liabilities	(624)	229	85
Net cash provided by operating activities	7,007	4,684	6,880
Investing Activities:
Acquisitions, net of cash acquired	(1,827)	(137)	(1,324)
Proceeds from sale of businesses	—	6,058	—
Additions to property, plant, and equipment	(1,134)	(1,068)	(1,254)
Purchases of investments	(2,532)	(3,200)	(4,371)
Sales and maturities of investments	4,683	4,227	5,356
Other investing activities, net	36	(22)	22
Net cash (used in) provided by investing activities	(774)	5,858	(1,571)
Financing Activities:
Change in current debt obligations, net	(713)	(249)	906
Issuance of long-term debt	7,794	21	2,140
Payments on long-term debt	(7,948)	(7,370)	(863)
Dividends to shareholders	(2,693)	(2,494)	(2,376)
Issuance of ordinary shares	992	403	428
Repurchase of ordinary shares	(2,877)	(2,171)	(3,544)
Other financing activities	14	(94)	26
Net cash used in financing activities	(5,431)	(11,954)	(3,283)
Effect of exchange rate changes on cash and cash equivalents	(78)	114	65
Net change in cash and cash equivalents	724	(1,298)	2,091
Cash and cash equivalents at beginning of period	3,669	4,967	2,876
Cash and cash equivalents at end of period	$4,393	$3,669	$4,967
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,558	$2,542	$1,029
Interest	973	1,147	1,134
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic or the Company) is among the world's largest medical technology, services, and solutions companies – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies to serve hospitals, physicians, clinicians, and patients. Medtronic was founded in 1949 and is headquartered in Dublin, Ireland.
Principles of Consolidation The consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been fully eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. For the purpose of providing more concise consolidated statements of income, amounts previously reported in acquisition-related items were reclassified to selling, general, and administrative expense and other operating expense, net; amounts previously reported in divestiture-related items were reclassified to selling, general, and administrative expense; amounts previously reported in special charge were reclassified to other operating expense, net, and amounts previously reported in investment loss and interest income were reclassified to other non-operating income, net.
Use of Estimates The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for items such as income taxes, contingencies, intangible asset, and liability valuations. Actual results may or may not differ from those estimates.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 26, 2019 and April 27, 2018 and for each of the three fiscal years ended April 26, 2019 (fiscal year 2019), April 27, 2018 (fiscal year 2018), and April 28, 2017 (fiscal year 2017). Fiscal years 2019, 2018, 2017 were 52-week years.
Cash Equivalents The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.
Investments The Company invests in marketable debt and equity securities, investments that do not have readily determinable fair values, and investments accounted for under the equity method.
Marketable debt securities are classified and accounted for as available-for-sale. These investments are recorded at fair value in the consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on the consolidated balance sheets. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. The classification of marketable debt securities as current or long-term is based on the nature of the securities and the availability for use in current operations consistent with the Company's management of its capital structure and liquidity.
Certain of the Company’s investments in marketable equity securities and other securities are long-term, strategic investments in companies that are in various stages of development and are included in other assets on the consolidated balance sheets. Marketable equity securities are recorded at fair value in the consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating income, net in the consolidated statements of income. Investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Securities accounted for under the equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Goodwill and Intangible Assets Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. In accordance with U.S. GAAP, goodwill is not amortized. The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. There were no changes in reporting units during fiscal year 2019. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research and development (IPR&D). Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives typically ranging from three to 20 years. Amortization is recognized within amortization of intangible assets in the consolidated statements of income. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.
Acquired IPR&D represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. The fair value of IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a definite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually in the third quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. IPR&D acquired outside of a business combination is expensed immediately.
Contingent Consideration Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within other operating expense, net in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
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
Retirement Benefit Plan Assumptions The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. See Note 16 for assumptions used in determining pension and post-retirement benefit costs and liabilities.
Derivatives The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with authoritative guidance on derivatives and hedging, and presents assets and liabilities associated with derivative financial instruments on a gross basis in the consolidated financial statements. For derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. See Note 8 for more information on the Company's derivative instruments and hedging programs.
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
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Financial assets that are classified as Level 3 include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation, certain corporate debt securities and auction rate securities. With the exception of auction rate securities, these securities are valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate.
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
The Company offers warranties on various products. For standard, assurance-type warranties, the Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. The amount of the reserve is equal to the net costs to repair or otherwise satisfy the obligation. The Company includes the warranty obligation in other accrued expenses and other liabilities in the consolidated balance sheets. For extended, service-type warranties, a portion of the transaction price is allocated to the performance obligation. Warranty obligations at April 26, 2019 and April 27, 2018 were not material.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $350 million, $363 million, and $370 million in fiscal years 2019, 2018, and 2017, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, Transition Service Agreement income, intangible asset charges, currency transaction and derivative gains and losses, contributions to the Medtronic Foundation, Puerto Rico excise taxes, changes in the fair value of contingent consideration, and charges associated with business exits.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and post-retirement benefit cost, investment gains and losses, and interest income.
Currency Translation Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the currency impacts arising from the translation of the assets and liabilities are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss, on the consolidated balance sheets. Elements of the consolidated statements of income are translated at the average monthly currency exchange rates in effect during the period. Currency transaction gains and losses are included in other operating expense, net in the consolidated statements of income.
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
In March 2017, the FASB issued guidance which changes the financial statement presentation requirements for pension and other post-retirement benefit expense. While service cost will continue to be recognized in the same financial statement line items as other current employee compensation costs, the guidance requires all other non-service components of net benefit costs to be

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

classified and presented outside of income from operations. The Company adopted this guidance in the first quarter of fiscal year 2019, and the consolidated statements of income were retrospectively adjusted. For fiscal years 2018 and 2017, the Company reclassified $11 million of income and $53 million of expense, respectively, of non-service components of net periodic benefit costs, which were previously presented as a component of operating profit, to other non-operating income, net.
Not Yet Adopted
In February 2016, the FASB issued guidance which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. The guidance will be adopted using the modified retrospective method by applying the new guidance as of the transition date with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company will elect the package of practical expedients upon adoption which allows the Company to not reassess whether any expired or existing contracts are or contain leases, the classification of any expired or existing leases or any initial direct costs for existing leases. Further, the Company will make accounting policy elections to not apply the recognition requirements to short-term leases and to account for lease and nonlease components as a single lease component.
This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. As a result of adopting the guidance, the Company expects to record right-of-use assets and lease liabilities for operating leases in an amount of approximately one percent of total assets on the consolidated balance sheet. The Company expects the adoption to have an immaterial impact on the consolidated statements of income and cash flows. The Company will also make additional lease related disclosures in the footnotes to the Company's consolidated financial statements upon adoption.
2. Revenue
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
The table below illustrates net sales by segment and division for fiscal years 2019, 2018, and 2017:

	Net Sales by Fiscal Year
(in millions)	2019	2018	2017
Cardiac Rhythm & Heart Failure	$5,849	$5,947	$5,649
Coronary & Structural Heart	3,730	3,562	3,113
Aortic, Peripheral & Venous	1,926	1,845	1,736
Cardiac and Vascular Group	11,505	11,354	10,498
Surgical Innovations	5,753	5,537	5,145
Respiratory, Gastrointestinal, & Renal	2,725	3,179	4,774
Minimally Invasive Therapies Group	8,478	8,716	9,919
Spine	2,654	2,668	2,641
Brain Therapies	2,604	2,354	2,098
Specialty Therapies	1,641	1,556	1,491
Pain Therapies	1,284	1,165	1,136
Restorative Therapies Group	8,183	7,743	7,366
Diabetes Group	2,391	2,140	1,927
Total	$30,557	$29,953	$29,710

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The tables below include net sales by market geography and segment for fiscal years 2019, 2018, and 2017:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
(in millions)	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2018
Cardiac and Vascular Group	$5,750	$5,681	$3,767	$3,790	$1,988	$1,883
Minimally Invasive Therapies Group	3,630	3,804	3,250	3,378	1,598	1,534
Restorative Therapies Group	5,478	5,164	1,759	1,720	946	859
Diabetes Group	1,336	1,226	855	739	200	175
Total	$16,194	$15,875	$9,631	$9,627	$4,732	$4,451

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
(in millions)	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2017
Cardiac and Vascular Group	$5,681	$5,454	$3,790	$3,393	$1,883	$1,651
Minimally Invasive Therapies Group	3,804	5,049	3,378	3,479	1,534	1,391
Restorative Therapies Group	5,164	5,012	1,720	1,588	859	766
Diabetes Group	1,226	1,148	739	625	175	154
Total	$15,875	$16,663	$9,627	$9,085	$4,451	$3,962

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
At April 26, 2019, $764 million of rebates were classified as other accrued expenses and $432 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. At April 27, 2018, $614 million of rebates were classified as other accrued expenses and $376 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. The Company includes obligations for returns in other accrued expenses in the consolidated balance sheets and the right-of-return asset in other current assets in the consolidated balance sheets. The right-of-return asset and liability at April 26, 2019 and right-of-return liability at April 27, 2018 were not material. There was no right-of-return asset at April 27, 2018 as the liability was recorded net of the asset under previous guidance. During fiscal year 2019, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 26, 2019 and April 27, 2018 was $315 million and $289 million, respectively. At April 26, 2019 and April 27, 2018, $211 million and $196 million was included in other accrued expenses, respectively, and $104 million and $93 million was included in other liabilities, respectively. During the fiscal year ended April 26, 2019, the Company recognized $199 million of revenue that was included in deferred revenue as of April 27, 2018.
At April 26, 2019, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $900 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
3. Acquisitions
The Company had acquisitions during fiscal years 2019 and 2018 that were accounted for as business combinations. The assets and liabilities of businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of acquisitions during fiscal years 2019 and 2018 was not significant, either individually or in the aggregate, to the results of the Company. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2019
The acquisition date fair values of the assets acquired and liabilities assumed in fiscal year 2019 were as follows:

(in millions)	Mazor Robotics	EPiX Therapeutics, Inc.	All Other	Total
Cash and cash equivalents	$109	$3	$3	$115
Investments	52	—	—	52
Accounts receivable	10	—	2	12
Inventory	7	—	27	34
Other current assets	2	1	3	6
Property, plant, and equipment	3	1	29	33
Goodwill	1,197	165	148	1,510
Other intangible assets	399	162	210	771
Tax assets	6	—	7	13
Other assets	1	2	—	3
Total assets acquired	1,786	334	429	2,549

Current liabilities	54	4	45	103
Accrued income taxes	—	—	5	5
Deferred tax liabilities	58	11	—	69
Total liabilities assumed	112	15	50	177
Net assets acquired	$1,674	$319	$379	$2,372

Mazor Robotics
On December 18, 2018, the Company's Restorative Therapies Group acquired Mazor Robotics (Mazor), a pioneer in the field of robotic guidance systems. The acquisition of Mazor strengthens the Company's position as a global leader in enabling technologies for spine surgery. The Company offers a fully-integrated procedural solution for surgical planning, execution and confirmation by combining the Company's spine implants, navigation, and intra-operative imaging technology with Mazor's robotic-assisted surgery systems. Total consideration for the transaction, net of cash acquired, was $1.6 billion, consisting of $1.3 billion of cash and $246 million of a previously-held equity investment in Mazor. Based upon a preliminary acquisition valuation, the Company acquired $383 million of technology-based intangible assets and $16 million of tradenames with estimated useful lives of 10 years and $1.2 billion of goodwill. The goodwill is primarily attributable to pull-through revenue, future yet to be defined technologies, and an assembled workforce. The goodwill is not deductible for tax purposes.

During fiscal year 2019, the Company recognized $51 million of costs incurred in connection with the acquisition of Mazor, including payouts for unvested stock options and investment banker and other transaction fees, which were recognized in selling, general, and administrative expense in the consolidated statements of income. Revenue and net income (loss) attributable to Mazor since the date of acquisition included in the consolidated statements of income were not significant for fiscal year 2019.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

EPiX Therapeutics, Inc.
On March 8, 2019, the Company's Cardiac and Vascular Group acquired EPiX Therapeutics, Inc. (EPiX), a medical device company that designs and manufactures a novel, catheter-based, temperature-controlled cardiac ablation system for the treatment of patients with cardiac arrhythmias, including atrial fibrillation. This acquisition expands the Company's cardiac ablation portfolio to offer physicians a comprehensive suite of tools to treat patients with cardiac arrhythmias. Total consideration for the transaction, net of cash acquired, was $316 million, consisting of $216 million of cash and $100 million of contingent consideration. Contingent consideration is primarily comprised of a product development-based payment triggered upon a U.S. Federal Drug Administration regulatory approval. Based upon a preliminary acquisition valuation, the Company acquired $162 million of IPR&D related to the DiamondTemp ablation system and $165 million of goodwill. The goodwill is primarily attributable to future yet to be defined technologies and is not deductible for tax purposes. Expenses incurred in connection with the acquisition of EPiX were not significant. Revenue and net income (loss) attributable to EPiX since the date of acquisition included in the consolidated statements of income were not significant for fiscal year 2019.
Fiscal Year 2018
The acquisition date fair value of net assets acquired in fiscal year 2018 was $152 million, consisting of $156 million of assets acquired and $4 million of liabilities assumed. Assets acquired were primarily comprised of $52 million of goodwill, $48 million of customer-related intangible assets with estimated useful lives of 7 years, and $47 million of technology-based intangible assets with estimated useful lives ranging from 10 to 12 years.
Additionally, in the first quarter of fiscal year 2018, adjustments were made to finalize the allocation of purchase price for the Company's acquisition of HeartWare International, Inc., which was acquired on August 23, 2016, related to contingent liabilities and other assets, which resulted in an increase to goodwill of $54 million.
Acquired In-Process Research & Development
IPR&D acquired outside of a business combination is expensed immediately. During fiscal year 2019, the Company acquired $38 million of IPR&D in connection with asset acquisitions, which was recognized in other operating expense, net in the consolidated statements of income. The Company did not acquire any IPR&D in connection with asset acquisitions during fiscal years 2018 and 2017.
Contingent Consideration
The fair value of contingent consideration at April 26, 2019 and April 27, 2018 was $222 million and $173 million, respectively. At April 26, 2019, $73 million was recorded in other accrued expenses and $149 million was recorded in other liabilities on the consolidated balance sheets. At April 27, 2018, $108 million was reflected in other accrued expenses and $65 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2019	2018
Beginning Balance	$173	$246
Purchase price contingent consideration	151	28
Contingent consideration payments	(36)	(72)
Change in fair value of contingent consideration	(66)	(29)
Ending Balance	$222	$173

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

(in millions)	Fair Value at April 26, 2019	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5% - 32.5%
Revenue-based payments	$90	Discounted cash flow	Probability of payment	65% - 100%
			Projected fiscal year of payment	2020 - 2025
			Discount rate	5.5%
Product development-based payments	$132	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2020 - 2027

4. Divestiture
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
In fiscal year 2018, the Company recognized expenses incurred in connection with the divestiture of $115 million, primarily comprised of professional services, including banker, legal, tax, and advisory fees, as well as $16 million of accelerated stock compensation expense related to the acceleration of the vesting period for employees that transferred with the divestiture. Expenses incurred in connection with the divestiture were recognized in selling, general, and administrative expense in the consolidated statements of income. There were no divestiture-related expenses during fiscal years 2019 or 2017.
The divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses did not meet the criteria to be classified as discontinued operations, as such, the results of operations of these businesses are included within net income through the date of the divestiture.
5. Restructuring Charges
For fiscal year 2019, the Company recognized $407 million in restructuring charges, net of $17 million of accrual adjustments. For fiscal year 2018, the Company recognized $107 million in restructuring charges, net of $34 million of accrual adjustments, including $96 million in restructuring charges related to the Enterprise Excellence restructuring program and $11 million in restructuring charges, net of $34 million of accrual adjustments, related to the Cost Synergies restructuring program. For fiscal year 2017, the Company recognized $300 million in restructuring charges, net of $68 million of accrual adjustments related to the Cost Synergies restructuring program. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination benefits being less than initially estimated.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

During fiscal year 2019, the Company recognized $424 million in charges, including $91 million recognized within cost of products sold and $118 million recognized within selling, general, and administrative expense in the consolidated statements of income. During fiscal year 2018, the Company recognized $96 million in charges, including $28 million within cost of products sold and $33 million recognized within selling, general, and administrative expense in the consolidated statements of income.
The following table summarizes the activity related to the Enterprise Excellence restructuring program for fiscal years 2019 and 2018:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-downs(2)	Other Costs	Total
April 28, 2017	$—	$—	$—	$—	$—
Charges	35	61	—	—	96
Cash payments	(8)	(59)	—	—	(67)
April 27, 2018	27	2	—	—	29
Charges	192	193	17	22	424
Cash payments	(118)	(186)	—	(10)	(314)
Settled non-cash	—	—	(17)	—	(17)
April 26, 2019	$101	$9	$—	$12	$122

(1)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(2)	Recognized within selling, general, and administrative expense in the consolidated statements of income.
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
The following table summarizes the activity related to the Cost Synergies restructuring program for fiscal years 2019, 2018, and 2017:

(in millions)	Employee Termination Benefits	Asset Write-downs	Other Costs	Total
April 29, 2016	$213	$—	$37	$250
Charges	287	27	54	368
Cash payments	(179)	—	(53)	(232)
Settled non-cash	—	(27)	—	(27)
Accrual adjustments	(60)	—	(8)	(68)
April 28, 2017	261	—	30	291
Charges	25	—	20	45
Cash payments	(132)	—	(32)	(164)
Accrual adjustments	(38)	—	4	(34)
April 27, 2018	116	—	22	138
Cash payments	(44)	—	(13)	(57)
Accrual adjustments	(13)	—	(4)	(17)
April 26, 2019	$59	$—	$5	$64

For fiscal year 2019, the Company recognized no charges and accrual adjustments of $17 million. For fiscal year 2018, the Company recognized $45 million in charges, partially offset by accrual adjustments of $34 million, including $12 million recognized within

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

cost of products sold and $4 million recognized within selling, general, and administrative expense in the consolidated statements of income.
For fiscal year 2017, the Company recognized $441 million in charges, which included $73 million of incremental defined pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing the restructuring above, because they are associated with costs that are accounted for under the pension and post-retirement rules. See Note 16 for further discussion on the incremental defined benefit pension and post-retirement related expenses. The charges recognized during 2017 were partially offset by accrual adjustments of $68 million. For fiscal year 2017, asset write-downs included $17 million of property, plant, and equipment impairments. Fiscal year 2017 assets write-downs also included $10 million of inventory write-offs of discontinued product lines recognized within cost of products sold in the consolidated statements of income.
6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. Refer to Note 1 for information regarding valuation techniques and inputs used in the fair value measurements.
The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 26, 2019 and April 27, 2018:

	April 26, 2019
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$529	$1	$(7)	$523	$523	$—
Level 2:
Corporate debt securities	3,500	14	(21)	3,493	3,493	—
U.S. government and agency securities	387	1	(7)	381	381	—
Mortgage-backed securities	537	3	(20)	520	520	—
Non-U.S. government and agency securities	11	—	—	11	11	—
Other asset-backed securities	529	1	(3)	527	527	—
Total Level 2	4,964	19	(51)	4,932	4,932	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$5,540	$20	$(61)	$5,499	$5,455	$44

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	April 27, 2018
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$732	$—	$(26)	$706	$706	$—
Level 2:
Corporate debt securities	4,179	20	(75)	4,124	4,124	—
U.S. government and agency securities	848	—	(24)	824	824	—
Mortgage-backed securities	725	2	(34)	693	693	—
Non-U.S. government and agency securities	74	—	(1)	73	73	—
Other asset-backed securities	358	—	(2)	356	356	—
Total Level 2	6,184	22	(136)	6,070	6,070	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$6,963	$22	$(165)	$6,820	$6,776	$44

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category, at April 26, 2019 and April 27, 2018:

	April 26, 2019
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$130	$(1)	$649	$(13)
Corporate debt securities	582	(5)	1,153	(16)
Mortgage-backed securities	73	(1)	250	(19)
Other asset-backed securities	290	(2)	85	(1)
Auction rate securities	—	—	44	(3)
Total	$1,075	$(9)	$2,181	$(52)

	April 27, 2018
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$762	$(33)	$374	$(17)
Corporate debt securities	2,620	(58)	272	(17)
Mortgage-backed securities	442	(15)	102	(19)
Non-U.S. government and agency securities	32	—	36	(1)
Other asset-backed securities	238	(1)	63	(1)
Auction rate securities	—	—	44	(3)
Total	$4,094	$(107)	$891	$(58)

The following table presents the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 at April 26, 2019:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2019 or 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Auction Rate Securities
April 28, 2017	$45	$1	$44
Settlements	(1)	(1)	—
April 27, 2018	44	—	44
Settlements	—	—	—
April 26, 2019	$44	$—	$44

Activity related to the Company’s debt securities portfolio is as follows:

(in millions)	April 26, 2019	April 27, 2018	April 28, 2017
Proceeds from sales	$3,718	$3,309	$3,646
Gross realized gains	18	27	49
Gross realized losses	(62)	(21)	(14)
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
At April 26, 2019 and April 27, 2018, the credit loss portion of other-than temporary impairments on debt securities was not significant. The total reductions for available-for-sale debt securities sold during fiscal years 2019 and 2018 were not significant.
The April 26, 2019 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 26, 2019
Due in one year or less	$1,022
Due after one year through five years	2,198
Due after five years through ten years	2,244
Due after ten years	35
Total debt securities	$5,499

Equity Securities, Equity Method Investments, and Other Investments
The Company commonly holds investments in equity securities with readily determinable fair values, equity investments without readily determinable fair values, investments accounted for under the equity method, and other investments.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes the Company's equity and other investments at April 26, 2019, which are classified as other assets in the consolidated balance sheets:

(in millions)	April 26, 2019
Investments without readily determinable fair values	$308
Equity method and other investments	64
Total equity and other investments	$372

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

(in millions)	April 26, 2019	April 27, 2018	April 28, 2017
Proceeds from sales	$964	$918	$1,710
Gross realized gains	134	18	75
Gross realized losses	(30)	(4)	(42)
Recognized impairment losses	(45)	(231)	(30)

Net gains recognized during fiscal year 2019 were $104 million, comprised of $94 million net realized gains on equity and other investments sold during the period and $10 million of unrealized gains on equity and other investments still held at April 26, 2019. Gross gains and losses for fiscal years 2018 and 2017 represent gains and losses on instruments sold during the period.
During fiscal year 2018, the Company received bids from potential buyers and investors for some or all of its ownership in a portfolio of selected investments, which indicated that the fair values of certain of the underlying cost and equity method investments in the portfolio may be below the respective carrying values. The Company determined that the decline in the fair values was other-than-temporary given the uncertainty regarding the Company’s intent to hold the investments for a period of time that would be sufficient to recover the carrying values. As a result, the Company recognized impairment charges of $227 million during fiscal year 2018, which were recognized in other non-operating income, net in the consolidated statements of income. The fair values of the investments were determined based on Level 3 inputs. The carrying values of the investments prior to recognizing the impairment charges was $317 million. There were no other significant impairment charges recognized during fiscal year 2018 and impairment charges during fiscal years 2019 and 2017 were not significant.
7. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 26, 2019	April 27, 2018
Bank borrowings	$332	$355
Floating rate five-year 2015 senior notes	500	—
Capital lease obligations	6	5
Commercial paper	—	698
1.700 percent two-year 2017 senior notes	—	1,000
Current debt obligations	$838	$2,058

Bank Borrowings Outstanding bank borrowings at April 26, 2019 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. Bank borrowings consist primarily of borrowings in Japanese Yen at an interest rate of 0.18%, and the borrowing is a natural hedge of currency and exchange rate risk.
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
There was no commercial paper outstanding at April 26, 2019, as compared to $698 million outstanding at April 27, 2018. During fiscal years 2019 and 2018, the weighted average original maturity of the commercial paper outstanding was approximately 27 days and 28 days, respectively, and the weighted average interest rate was 2.12 percent and 1.46 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing Credit Facility, defined below.
Line of Credit On December 12, 2018, Medtronic Luxco, as borrower, entered into an amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, which expires in December 2023. The Credit Facility replaces the previous credit agreement dated November 7, 2014 and effective as of January 26, 2015.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 26, 2019 and April 27, 2018, no amounts were outstanding under the original or amended credit facilities.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remained in compliance with at April 26, 2019.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Long-term debt consisted of the following:

		April 26, 2019		April 27, 2018
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Floating rate five-year 2015 senior notes	2020	$—	—%	$500	2.92%
2.500 percent five-year 2015 senior notes	2020	—	—	2,500	2.63
4.200 percent ten-year 2010 CIFSA senior notes	2021	—	—	600	2.33
0.000 percent two-year 2019 senior notes	2021	1,681	0.22	—	—
Floating rate two-year 2019 senior notes	2021	560	0.05	—	—
4.125 percent ten-year 2011 senior notes	2021	500	4.21	500	4.21
3.150 percent seven-year 2015 senior notes	2022	2,500	3.29	2,500	3.29
3.125 percent ten-year 2012 senior notes	2022	675	3.21	675	3.21
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	2.72	650	2.72
0.375 percent four-year 2019 senior notes	2023	1,681	0.56	—	—
2.750 percent ten-year 2013 senior notes	2023	530	3.25	530	3.25
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	2.71	310	2.71
3.625 percent ten-year 2014 senior notes	2024	850	3.61	850	3.61
3.500 percent ten-year 2015 senior notes	2025	4,000	3.74	4,000	3.74
1.125 percent eight-year 2019 senior notes	2027	1,681	1.25	—	—
3.350 percent ten-year 2017 senior notes	2027	850	3.53	850	3.53
1.625 percent twelve-year 2019 senior notes	2031	1,121	1.75	—	—
4.375 percent twenty-year 2015 senior notes	2035	2,382	4.47	2,382	4.47
6.550 percent thirty-year 2007 CIFSA senior notes	2038	284	4.68	374	4.68
2.250 percent twenty-year 2019 senior notes	2039	1,121	2.34	—	—
6.500 percent thirty-year 2009 senior notes	2039	183	6.56	300	6.56
5.550 percent thirty-year 2010 senior notes	2040	306	5.58	500	5.58
4.500 percent thirty-year 2012 senior notes	2042	129	4.54	400	4.54
4.000 percent thirty-year 2013 senior notes	2043	325	4.10	325	4.10
4.625 percent thirty-year 2014 senior notes	2044	177	4.67	650	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,963	4.69	4,150	4.69
Bank borrowings	2021-2022	83	1.94	125	3.99
Debt premium, net	2021-2045	29	—	120	—
Capital lease obligations	2021-2028	10	6.39	21	4.46
Interest rate swaps	2021-2022	9	—	(6)	—
Deferred financing costs	2021-2045	(104)	—	(107)	—
Long-term debt		$24,486		$23,699

Senior Notes The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at April 26, 2019. The Company used the net proceeds from the sale of the Senior Notes primarily for general corporate purposes, which includes the repayment of other indebtedness of the Company.
In March 2019, Medtronic Luxco issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €7.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2039, resulting in cash proceeds of approximately $7.8 billion, net of

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

discounts and issuance costs (collectively, the 2019 Senior Notes). The issuance included €500 million of floating rate Senior Notes due in fiscal year 2021, €1.5 billion of 0.000 percent Senior Notes due in fiscal year 2021, €1.5 billion of 0.375 percent Senior Notes due in fiscal year 2023, €1.5 billion of 1.125 percent Senior Notes due in fiscal year 2027, €1.0 billion of 1.625 percent Senior Notes due in fiscal year 2031, and €1.0 billion of 2.250 percent Senior Notes due in fiscal year 2039. The Company used a portion of the net proceeds of the offering to fund the previously announced cash tender offers and early redemption, described below. The Euro-denominated debt is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding the net investment hedge.
The Company completed the cash tender offer and early redemption of $6.4 billion of Medtronic Inc. and CIFSA senior notes for $6.9 billion of total consideration in March 2019. The Company recognized a loss on debt extinguishment of $485 million, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income. Also in March 2019, the Company repaid its 1.700 percent two-year 2017 senior notes, including interest, for $1.0 billion.
In April 2018, the Company completed an early redemption of approximately $1.2 billion of Senior Notes for $1.2 billion of total consideration. The Company recognized a loss on the debt redemption of $38 million, which included cash premiums and accelerated amortization of deferred financing costs. The loss was recognized in interest expense in the consolidated statements of income.
At April 26, 2019 and April 27, 2018, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed-rate obligations, including the Company’s $500 million 4.125 percent 2011 Senior Notes and $675 million 3.125 percent 2012 Senior Notes. Refer to Note 8 for additional information regarding the interest rate swap agreements.
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs, debt premium, net, and the fair value of outstanding interest rate swap agreements are as follows:

(in millions)
2020	$838
2021	2,747
2022	3,258
2023	2,862
2024	1,161
Thereafter	14,524
Total debt	25,390
Less: Current debt obligations	838
Long-term debt	$24,552

Financial Instruments Not Measured at Fair Value
At April 26, 2019, the estimated fair value of the Company’s Senior Notes was $26.2 billion compared to a principal value of $25.0 billion. At April 27, 2018 the estimated fair value was $25.1 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross-currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

amount of all currency exchange rate derivative instruments outstanding was $11.1 billion and $11.5 billion at April 26, 2019 and April 27, 2018, respectively.
The Company also uses derivative and non-derivative instruments to manage the impact of currency exchange rate changes on net investments in foreign currency-denominated operations. The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets and statements of income.
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's currency exchange rate contracts outstanding at April 26, 2019 and April 27, 2018 was $4.3 billion and $5.2 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also entered into total return swaps in fiscal year 2018, which are used to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at April 26, 2019 and April 27, 2018 was $191 million and $210 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities in the consolidated statements of cash flows.
The amounts and classification of the gains (losses) in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for fiscal years 2019, 2018, and 2017 are as follows:

		Fiscal Year
(in millions)	Classification	2019	2018	2017
Currency exchange rate contracts	Other operating expense, net	$218	$(253)	$54
Total return swaps	Other operating expense, net	18	27	—
Total		$236	$(226)	$54

Cash Flow Hedges
Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 26, 2019 and April 27, 2018 was $6.8 billion and $6.3 billion, respectively, and will mature within the subsequent two-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows.
No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during fiscal years 2019, 2018, or 2017. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness, and no hedges were derecognized or discontinued during fiscal years 2019, 2018, or 2017.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The amount of gross gains (losses) recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for fiscal years 2019, 2018, and 2017 were as follows:

		Fiscal Year
(in millions)	Classification	2019	2018	2017
Currency exchange rate contracts	Other operating expense, net	$108	$(69)	$173

The amount of the gains (losses) recognized in AOCI related to the effective portion of currency exchange rate contract derivative instruments designated as cash flow hedges for fiscal years 2019, 2018, and 2017 were as follows:

	Fiscal Year
(in millions)	2019	2018	2017
Currency exchange rate contracts	$615	$(404)	$342

Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense over the term of the related debt. Any portion of the gains or losses that are determined to be ineffective is immediately recognized in interest expense. For fiscal years 2019 and 2018, the reclassifications of the effective portion of net gains (losses) on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.
During fiscal year 2017, in connection with the issuance of the 2017 Senior Notes, the Company terminated $300 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 3.10 percent. During fiscal year 2017, there were $21 million of unrealized gains recorded in accumulated other comprehensive loss.
No gains or losses related to the ineffectiveness of forward starting interest rate derivative instruments were recognized in interest expense during fiscal year 2017. Additionally, during fiscal year 2017, no components of the forward starting interest rate derivative instruments were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued. The reclassification of the effective portion of the net losses from accumulated other comprehensive loss to interest expense was not significant.
At April 26, 2019 and April 27, 2018, the Company had $194 million and $(207) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $175 million of after-tax net unrealized gains at April 26, 2019 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At April 26, 2019, the Company had $7.8 billion of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations. These non-derivative instruments will mature beginning fiscal year 2021 through fiscal year 2039.
Additionally, during the fourth quarter of fiscal year 2019, the Company entered into and settled forward currency exchange rate contracts to manage the exposure to exchange rate movements in anticipation of the issuance of the 2019 Senior Notes. Certain of these forward currency exchange rate contracts were designated as a net investment hedge of certain of the Company's European operations. These contracts were terminated in conjunction with the issuance of the 2019 Senior Notes. Historically, the Company utilized forward currency exchange rate contracts designated as net investment hedges, all of which were terminated effective in fiscal year 2009 or prior.
For instruments that are designated and qualify as net investment hedges, the effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss. The effective portion of the gains or losses is reclassified into earnings in the same period as a liquidation event or upon deconsolidation of the foreign subsidiary. Amounts excluded from the assessment

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

of effectiveness are recognized in other operating expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows.
At April 26, 2019 and April 27, 2018, the Company had $169 million and $257 million, respectively, in after-tax unrealized losses associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized losses at April 26, 2019 to be recognized in the consolidated statements of income over the next 12 months.
No significant hedge ineffectiveness was recognized as a result of these net investment hedges during fiscal years 2019, 2018, or 2017. In addition, the Company did not recognize any gains or losses during fiscal years 2019, 2018, or 2017 on instruments that no longer qualify as net investment hedges.
The amount and classifications of the gains recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge ineffectiveness were as follows:

		Fiscal Year
(in millions)	Classification	2019	2018	2017
Net investment hedges	Other operating expense, net	$12	$—	$—

The amount of the gains recognized in AOCI related to the effective portion of instruments designated as net investment hedges for fiscal year 2019, 2018, or 2017 were as follows:

	Fiscal Year
(in millions)	2019	2018	2017
Net investment hedges	$88	$—	$—

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
Changes in the fair value of the derivative instrument are recognized in interest expense and are offset by changes in the fair value of the underlying debt instrument. The gains (losses) from terminated interest rate swap agreements are recognized in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction of (addition to) interest expense over the remaining life of the related debt. The cash flows related to the Company's interest rate derivative instruments designated as fair value hedges are reported as operating activities in the consolidated statements of cash flows.
At both April 26, 2019 and April 27, 2018, the Company had interest rate swaps with gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company’s $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
At April 26, 2019, the market value of outstanding interest rate swap agreements was an unrealized gain of $9 million, as compared to an unrealized loss of $6 million at April 27, 2018. The amounts were recorded in other liabilities and other assets with the offsets recorded in long-term debt on the consolidated balance sheets.
No significant hedge ineffectiveness was recognized as a result of these fair value hedges for fiscal years 2019, 2018, or 2017. In addition, the Company did not recognize any gains or losses during fiscal years 2019, 2018, or 2017 on firm commitments that no longer qualify as fair value hedges.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 26, 2019 and April 27, 2018. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	April 26, 2019
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$234	Other accrued expenses	$1
Interest rate contracts	Other assets	9	Other liabilities	—
Currency exchange rate contracts	Other assets	78	Other liabilities	1
Total derivatives designated as hedging instruments		321		2
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	23	Other accrued expenses	17
Total return swaps	Other current assets	15	Other accrued expenses	—
Cross-currency interest rate contracts	Other current assets	6	Other accrued expenses	—
Total derivatives not designated as hedging instruments		44		17
Total derivatives		$365		$19

	April 27, 2018
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$37	Other accrued expenses	$162
Interest rate contracts	Other assets	8	Other liabilities	14
Currency exchange rate contracts	Other assets	11	Other liabilities	51
Total derivatives designated as hedging instruments		56		227
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	31	Other accrued expenses	25
Total return swaps	Other current assets	4	Other accrued expenses	—
Stock warrants	Other assets	21	Other liabilities	—
Cross-currency interest rate contracts	Other assets	6	Other liabilities	6
Total derivatives not designated as hedging instruments		62		31
Total derivatives		$118		$258

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 26, 2019		April 27, 2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$335	$30	$79	$39
Derivative liabilities	19	—	238	20

The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a gross basis, even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The cash flows related to collateral posted and received are reported gross as investing and financing activities, respectively, in the consolidated statements of cash flows. The following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

	April 26, 2019
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Securities Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$335	$(9)	$(43)	$—	$283
Interest rate contracts	9	—	(1)	—	8
Total return swaps	15	—	—	—	15
Cross-currency interest rate contracts	6	—	—	—	6
	365	(9)	(44)	—	312
Derivative liabilities:
Currency exchange rate contracts	(19)	9	—	—	(10)
	(19)	9	—	—	(10)
Total	$346	$—	$(44)	$—	$302

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	April 27, 2018
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Securities Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$79	$(61)	$—	$—	$18
Interest rate contracts	8	(6)	—	—	2
Total return swaps	4	—	—	—	4
Stock warrants	21	—	—	—	21
Cross-currency interest rate contracts	6	(4)	—	—	2
	118	(71)	—	—	47
Derivative liabilities:
Currency exchange rate contracts	(238)	61	—	74	(103)
Interest rate contracts	(14)	6	—	2	(6)
Cross-currency interest rate contracts	(6)	4	—	—	(2)
	(258)	71	—	76	(111)
Total	$(140)	$—	$—	$76	$(64)

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
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. At April 26, 2019, the Company received net cash collateral of $44 million from its counterparties. At April 27, 2018, the Company posted net securities collateral of $76 million to its counterparties. The cash collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets. The securities collateral posted remained in investments on the consolidated balance sheets.
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	April 26, 2019	April 27, 2018
Finished goods	$2,476	$2,407
Work-in-process	572	496
Raw materials	705	676
Total	$3,753	$3,579

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 28, 2017	$6,651	$20,411	$9,600	$1,853	$38,515
Goodwill as a result of acquisitions	6	10	9	27	52
Purchase accounting adjustments	54	—	—	—	54
Currency translation and other	80	734	108	—	922
April 27, 2018	6,791	21,155	9,717	1,880	39,543
Goodwill as a result of acquisitions	165	83	1,238	24	1,510
Currency translation and other	(102)	(857)	(134)	(1)	(1,094)
April 26, 2019	$6,854	$20,381	$10,821	$1,903	$39,959

The Company did not recognize any goodwill impairments during fiscal years 2019, 2018, or 2017.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 26, 2019		April 27, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,944	$(4,095)	$16,949	$(3,139)
Purchased technology and patents	11,405	(4,570)	11,569	(4,441)
Trademarks and tradenames	570	(324)	822	(569)
Other	85	(59)	94	(52)
Total	$29,004	$(9,048)	$29,434	$(8,201)
Indefinite-lived:
IPR&D	$604	$—	$490	$—

During fiscal year 2019, the Company recognized $87 million of definite-lived intangible asset charges, including $61 million and $26 million recognized in connection with business exits in the Cardiac and Vascular Group and Restorative Therapies Group segments, respectively. Definite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income. The Company did not recognize any definite-lived intangible asset impairments during fiscal years 2018 or 2017.
During fiscal year 2019, the Company recognized $30 million of indefinite-lived intangible asset charges, including $11 million in connection with a business exit in the Restorative Therapies Group segment, and $10 million and $9 million in connection with the discontinuation of certain IPR&D projects within the Minimally Invasive Therapies Group and Cardiac and Vascular Group segments, respectively. During fiscal year 2018, the Company recognized impairment losses on indefinite-lived intangibles of $68 million as a result of the discontinuation of certain IPR&D projects within the Restorative Therapies Group segment. Indefinite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income. The Company did not recognize any significant indefinite-lived intangible asset charges during fiscal year 2017. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Amortization
Intangible asset amortization expense was $1.8 billion for fiscal years 2019 and 2018 and $2.0 billion for fiscal year 2017. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 26, 2019, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2020	$1,741
2021	1,724
2022	1,684
2023	1,615
2024	1,574

11. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 26, 2019	April 27, 2018	Estimated Useful Lives (in years)
Equipment	$5,519	$5,171	Generally 2-7, up to 15
Computer software	1,842	1,578	Up to 5
Land and land improvements	181	187	Up to 20
Buildings and leasehold improvements	2,267	2,265	Up to 40
Construction in progress	1,111	1,058	—
Property, plant, and equipment	10,920	10,259
Less: Accumulated depreciation	(6,245)	(5,655)
Property, plant, and equipment, net	$4,675	$4,604

Depreciation expense of $895 million, $821 million, and $937 million was recognized in fiscal years 2019, 2018, and 2017, respectively.
12. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 26, 2019, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 26, 2019, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. At April 26, 2019, 1,872 A Preferred Shares were outstanding. The holders of A Preferred Shares are entitled to payment of dividends prior to any other class of shares in the Company equal to twice the dividend to be paid per Company ordinary share. On a return of assets, whether on liquidation or otherwise, the A Preferred Shares are entitled to repayment of the capital paid up thereon in priority to any repayment of capital to the holders of any other shares and the holders of the A Preferred Shares shall not be entitled to any further participation in the assets or profits of the Company. The holders of the A Preferred Shares are not entitled to receive notice of, nor to attend, speak, or vote at any general meeting of the Company.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Dividends The timing, declaration, and payment of future dividends to holders of the Company's ordinary and A Preferred shares falls within the discretion of the Company's Board of Directors and depends upon many factors, including the statutory requirements of Irish law, the Company's earnings and financial condition, the capital requirements of the Company's businesses, industry practice and any other factors the Board of Directors deems relevant.
Ordinary Share Repurchase Program Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2019 and 2018, the Company repurchased approximately 31 million and 25 million shares, respectively, at an average price of $91.43 and $83.71, respectively.
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
In June 2017, the Company’s Board of Directors replaced the June 2015 authorization to repurchase up to an aggregate number of ordinary shares with an authorization to expend up to an aggregate amount of $5.0 billion beginning June 26, 2017 to repurchase the Company’s ordinary shares. In March 2019, the Company's Board of Directors authorized an incremental $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. At April 26, 2019, the Company had used approximately $3.8 billion of the $11.0 billion authorized under the repurchase program, leaving approximately $7.2 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are canceled.
13. Stock Purchase and Award Plans
The Medtronic, Inc. 2013 Stock Award and Incentive Plan was originally approved by the Company's shareholders in August 2013. In January 2015, the Company's Board of Directors approved an amendment to and assumption of the Medtronic, Inc. 2013 Stock Award and Incentive Plan, which created the Medtronic plc 2013 Stock Award and Incentive Plan (2013 Plan). In fiscal year 2019, the Company granted stock awards under the 2013 Plan. The 2013 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 26, 2019, there were approximately 51 million shares available for future grants under the 2013 Plan.
Share Options Options are granted at the exercise price, which is equal to the closing price of the Company’s ordinary shares on the grant date. The majority of the Company’s options are non-qualified options with a 10-year life and a 4-year ratable vesting term. The Company also grants shares of performance-based share options that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives.
Restricted Stock Restricted stock awards and restricted stock units (collectively referred to as restricted stock) are granted to officers and key employees. At April 26, 2019, the Company does not have any outstanding restricted stock awards. Beginning in fiscal year 2018, restricted stock units have a 4-year ratable vesting term. Restricted stock units issued prior to fiscal year 2018 cliff vest after four years. The expense recognized for restricted stock units is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. Restricted stock units are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company also grants shares of performance-based restricted stock units that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives.
Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. At April 26, 2019, all restricted stock outstanding were restricted stock units.
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
Employees may contribute between 2 percent and 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of newly-issued ordinary shares of the Company at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $77.74 per share in fiscal year 2019. At April 26, 2019, plan participants had approximately $12 million withheld to purchase the Company's ordinary shares at
85 percent of its market value on June 28, 2019, the last trading day before the end of the calendar quarter purchase period. At April 26, 2019, approximately 13 million ordinary shares were available for future purchase under the ESPP.
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
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2019	2018	2017
Weighted average fair value of options granted	$14.77	$13.71	$14.70
Assumptions used:
Expected life (years)(1)	6.10	6.16	6.18
Risk-free interest rate(2)	2.90%	2.00%	1.26%
Volatility(3)	17.77%	19.51%	21.07%
Dividend yield(4)	2.25%	2.19%	1.97%

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
Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, and ESPP in fiscal years 2019, 2018, and 2017:

	Fiscal Year
(in millions)	2019	2018	2017
Stock options	$72	$132	$157
Restricted stock	189	185	169
Employee stock purchase plan	29	27	22
Total stock-based compensation expense	$290	$344	$348

Cost of products sold	$30	$44	$49
Research and development expense	36	38	41
Selling, general, and administrative expense	224	262	256
Restructuring charges, net	—	—	2
Total stock-based compensation expense	290	344	348
Income tax benefits	(54)	(82)	(98)
Total stock-based compensation expense, net of tax	$236	$262	$250

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal year 2019:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 27, 2018	41,039	$66.56
Granted	5,407	89.05
Exercised	(13,767)	62.76
Expired/Forfeited	(1,002)	83.17
Outstanding at April 26, 2019	31,677	71.52	5.91	$512
Vested and expected to vest at April 26, 2019	9,086	86.54	8.46	16
Exercisable at April 26, 2019	22,102	65.01	4.81	495

The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised, and the related tax benefit during fiscal years 2019, 2018, and 2017:

	Fiscal Year
(in millions)	2019	2018	2017
Cash proceeds from options exercised	$825	$250	$367
Intrinsic value of options exercised	383	248	403
Tax benefit related to options exercised	78	75	140

Unrecognized compensation expense related to outstanding stock options at April 26, 2019 was $67 million and is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock The following table summarizes restricted stock activity, including activity from restricted stock assumed or issued as a result of acquisitions, during fiscal year 2019:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 27, 2018	8,236	$83.35
Granted	2,812	88.78
Vested	(2,397)	72.78
Forfeited	(655)	83.73
Nonvested at April 26, 2019	7,996	88.40

The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2019, 2018, and 2017:

	Fiscal Year
(in millions, except per share data)	2019	2018	2017
Weighted-average grant-date fair value per restricted stock	$88.78	$83.88	$85.07
Fair value of restricted stock vested	174	160	131
Tax benefit related to restricted stock vested	45	63	76

Unrecognized compensation expense related to restricted stock as of April 26, 2019 was $353 million and is expected to be recognized over a weighted average period of 2.5 years.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

14. Income Taxes
The income tax provision is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2019	2018	2017
U.S.	$877	$(958)	$(234)
International	4,320	6,633	4,836
Income before income taxes	$5,197	$5,675	$4,602

The income tax provision consists of the following:

	Fiscal Year
(in millions)	2019	2018	2017
Current tax expense:
U.S.	$579	$2,899	$614
International	406	796	840
Total current tax expense	985	3,695	1,454
Deferred tax expense (benefit):
U.S.	(310)	45	(399)
International	(128)	(1,160)	(477)
Net deferred tax benefit	(438)	(1,115)	(876)
Income tax provision	$547	$2,580	$578

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
The Company has recorded a cumulative income tax charge associated with the Tax Act totaling $2.4 billion. The $2.4 billion charge is made up of the following components:

•
A $2.4 billion charge associated with the one-time repatriation tax based on post-1986 undistributed earnings and profits not previously subject to U.S. income tax and whether such earnings were held in cash or other specified assets.

•	A $118 million charge resulting from the removal of the permanent reinvestment assertion on earnings and profits through April 27, 2018 for entities subject to the one-time repatriation tax.

•	A $75 million net benefit associated with the remeasurement of U.S. Federal deferred tax assets, liabilities, and valuation allowances, and impacts from the decrease in the U.S. statutory tax rate.
The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred (the "period cost method").

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 26, 2019	April 27, 2018
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$6,574	$7,463
Other accrued liabilities	389	410
Accrued compensation	315	209
Pension and post-retirement benefits	300	256
Stock-based compensation	162	190
Other	339	332
Inventory	194	207
Federal and state benefit on uncertain tax positions	83	67
Interest limitation	111	—
Unrealized loss on available-for-sale securities and derivative financial instruments	17	93
Gross deferred tax assets	8,484	9,227
Valuation allowance	(6,300)	(7,166)
Total deferred tax assets	2,184	2,061
Deferred tax liabilities:
Intangible assets	(1,614)	(1,697)
Realized loss on derivative financial instruments	(70)	(69)
Other	(152)	(143)
Accumulated depreciation	(38)	(38)
Outside basis difference of subsidiaries	(119)	(131)
Total deferred tax liabilities	(1,993)	(2,078)
Prepaid income taxes	363	406
Income tax receivables	335	315
Tax assets, net	$889	$704
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$648	$662
Tax assets	1,519	1,465
Deferred tax liabilities	(1,278)	(1,423)
Tax assets, net	$889	$704

No deferred taxes have been provided on the approximately $64.1 billion and $61.0 billion of undistributed earnings of the Company’s subsidiaries at April 26, 2019 and April 27, 2018, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. During fiscal year 2018, the Company removed its permanently reinvested assertion on the undistributed earnings of certain foreign subsidiaries with a U.S. parent which were subject to the transition tax. The Company removed the assertion for all earnings of such subsidiaries through April 27, 2018 and reasserted for earnings generated in subsequent fiscal years. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.
At April 26, 2019, the Company had approximately $26.2 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $22.9 billion have no expiration, and the remaining $3.3 billion will expire during fiscal years 2020 through 2039. Included in these net operating loss carryforwards are $18.1 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses, as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

net operating loss carryforwards of $8.1 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 26, 2019, the Company had $682 million of U.S. federal net operating loss carryforwards, which will expire during fiscal years 2020 through 2036. For U.S. state purposes, the Company had $1.3 billion of net operating loss carryforwards at April 26, 2019, which will expire during fiscal years 2020 through 2039.
At April 26, 2019, the Company also had $178 million of tax credits available to reduce future income taxes payable, of which $66 million have no expiration. The remaining credits expire during fiscal years 2020 through 2039.
The Company has established valuation allowances of $6.3 billion and $7.2 billion at April 26, 2019 and April 27, 2018, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The decrease in the valuation allowance during fiscal year 2019 is primarily related to tax rate changes and the effects of currency fluctuations. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	30.5%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.9	0.8	1.0
Research and development credit	(1.2)	(0.8)	(0.9)
Puerto Rico Excise Tax	(1.6)	(1.1)	(1.5)
International	(10.7)	(18.9)	(27.9)
U.S. Tax Reform	0.2	43.0	—
Stock based compensation	(1.0)	(1.0)	—
Other, net	(0.2)	3.0	(1.0)
Divestiture related	—	(3.8)	—
Certain tax adjustments	(1.0)	(8.9)	4.4
U.S. tax on foreign earnings	4.1	2.7	3.5
Effective tax rate	10.5%	45.5%	12.6%

During fiscal year 2019, certain tax adjustments of $40 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A net benefit of $30 million associated with the finalization of the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances.

•
A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current year sale of U.S. manufactured inventory held as of April 27, 2018.

•	A benefit of $32 million related to intercompany legal entity restructuring.

•	A net benefit of $20 million with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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

•
A net charge of $125 million associated with the divestiture of a portion of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. The net charge primarily relates to the tax effect from the recognition of the outside basis difference of certain subsidiaries, which are included in the expected divestiture.

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

Currently, the Company’s operations in Puerto Rico, Switzerland, Singapore, Dominican Republic, Costa Rica, China, and Israel have various tax holidays and tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings by $437 million, $446 million, and $475 million in fiscal years 2019, 2018, and 2017, respectively, and earnings per diluted share by $0.32, $0.33, and $0.34 in fiscal years 2019, 2018, and 2017, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2020 and 2030. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. The tax incentive grants which expired during fiscal year 2019 did not have a material impact on the Company's consolidated financial statements.
The Company had $1.8 billion, $1.7 billion, and $1.9 billion of gross unrecognized tax benefits at April 26, 2019, April 27, 2018, and April 28, 2017, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2019, 2018, and 2017 is as follows:

	Fiscal Year
(in millions)	2019	2018	2017
Gross unrecognized tax benefits at beginning of fiscal year	$1,727	$1,896	$2,703
Gross increases:
Prior year tax positions	34	13	147
Current year tax positions	109	63	75
Acquisitions	—	—	4
Gross decreases:
Prior year tax positions	(14)	(120)	(538)
Settlements	—	(80)	(467)
Statute of limitation lapses	(20)	(45)	(28)
Gross unrecognized tax benefits at end of fiscal year	1,836	1,727	1,896
Cash advance paid to taxing authorities	(859)	(859)	—
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$977	$868	$1,896

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

If all of the Company’s unrecognized tax benefits at April 26, 2019, April 27, 2018, and April 28, 2017 were recognized, $1.8 billion, $1.7 billion, and $1.8 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $977 million as a noncurrent liability which is not expected to decrease within the next 12 months.
The Company recognizes interest and penalties related to income tax matters in income tax provision in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $172 million, $128 million, and $360 million of accrued gross interest and penalties at April 26, 2019, April 27, 2018, and April 28, 2017, respectively. During fiscal years 2019, 2018, and 2017, the Company recognized gross interest expense (income) of approximately $48 million, $84 million, and $(208) million, respectively, in income tax provision in the consolidated statements of income.
During fiscal year 2018, the Company made a $1.1 billion advance payment to the IRS in connection with certain tax matters for fiscal years 2005 through 2014. This payment was comprised of $859 million of tax and $285 million of interest.
The Company’s reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or other tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and that it has meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.
The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	1998
Brazil	2014
Canada	2011
China	2009
Costa Rica	2015
Dominican Republic	2016
Germany	2014
India	2002
Ireland	2012
Israel	2010
Italy	2005
Japan	2017
Luxembourg	2013
Mexico	2005
Puerto Rico	2011
Singapore	2013
Switzerland	2012
United Kingdom	2016

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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2019	2018	2017
Numerator:
Net income attributable to ordinary shareholders	$4,631	$3,104	$4,028
Denominator:
Basic – weighted average shares outstanding	1,346.4	1,356.7	1,378.9
Effect of dilutive securities:
Employee stock options	7.6	7.9	9.0
Employee restricted stock units	3.2	3.3	3.4
Other	0.3	0.3	0.1
Diluted – weighted average shares outstanding	1,357.5	1,368.2	1,391.4

Basic earnings per share	$3.44	$2.29	$2.92
Diluted earnings per share	$3.41	$2.27	$2.89

The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 7 million, 10 million, and 7 million ordinary shares in fiscal years 2019, 2018, and 2017, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
16. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The expense related to these plans was $539 million, $552 million, and $602 million in fiscal years 2019, 2018, and 2017, respectively.
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
At April 26, 2019 and April 27, 2018, the net underfunded status of the Company’s benefit plans was $1.1 billion and $942 million, respectively.
Effective May 1, 2019, the Company split the U.S. Pension Plan (Medtronic Retirement Plan) into two new plans. The plan split has no impact to participant benefits, or to the accumulated benefit obligation as of April 26, 2019.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2019	2018	2019	2018
Accumulated benefit obligation at end of year:	$3,121	$2,943	$1,621	$1,580
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,202	$3,232	$1,791	$1,734
Service cost	109	116	59	67
Interest cost	129	117	30	28
Employee contributions	—	—	12	12
Plan curtailments and settlements	—	(168)	(5)	(8)
Actuarial loss (gain)	54	12	119	(74)
Benefits paid	(100)	(107)	(49)	(51)
Currency exchange rate changes and other	10	—	(125)	146
Divestiture	—	—	—	(63)
Projected benefit obligation at end of year	$3,404	$3,202	$1,832	$1,791
Change in plan assets:
Fair value of plan assets at beginning of year	$2,661	$2,479	$1,404	$1,235
Actual return on plan assets	64	243	62	67
Employer contributions	93	215	78	90
Employee contributions	—	—	12	13
Plan settlements	—	(168)	(3)	(4)
Benefits paid	(100)	(108)	(49)	(51)
Currency exchange rate changes and other	10	—	(95)	108
Divestiture	—	—	—	(54)
Fair value of plan assets at end of year	$2,728	$2,661	$1,409	$1,404
Funded status at end of year:
Fair value of plan assets	$2,728	$2,661	$1,409	$1,404
Benefit obligations	3,404	3,202	1,832	1,791
Underfunded status of the plans	(676)	(541)	(423)	(387)
Recognized liability	$(676)	$(541)	$(423)	$(387)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$—	$—	$31	$16
Current liabilities	(18)	(17)	(8)	(8)
Non-current liabilities	(658)	(524)	(446)	(395)
Recognized liability	$(676)	$(541)	$(423)	$(387)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost (benefit)	$2	$2	$(7)	$(9)
Net actuarial loss	1,216	1,088	452	380
Ending balance	$1,218	$1,090	$445	$371

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 26, 2019 and April 27, 2018. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2019	2018
Accumulated benefit obligation	$4,683	$4,110
Projected benefit obligation	4,822	4,282
Plan assets at fair value	3,829	3,472

Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2019	2018
Projected benefit obligation	$4,963	$4,736
Plan assets at fair value	3,833	3,793

The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$109	$116	$117	$59	$67	$70
Interest cost	129	117	109	30	28	26
Expected return on plan assets	(215)	(205)	(195)	(57)	(53)	(48)
Amortization of prior service cost	1	1	1	(1)	—	(1)
Amortization of net actuarial loss	76	82	88	12	18	17
Settlement loss (gain)	—	16	—	(2)	—	—
Special termination benefits	—	—	60	—	—	—
Net periodic benefit cost	$100	$127	$180	$41	$60	$64

The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive loss for fiscal year 2019 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial gain	$205	$113
Amortization of prior service cost	(1)	1
Amortization of net actuarial loss	(76)	(12)
Effect of exchange rates	—	(29)
Total recognized in accumulated other comprehensive loss	$128	$73
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$228	$114

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, before tax, in fiscal year 2020 for U.S. and non-U.S. pension benefits is expected to be $57 million and $13 million, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2019	2018	2017	2019	2018	2017
Critical assumptions – projected benefit obligation:
Discount rate	3.90% - 4.20%	4.20% - 4.35%	3.70% - 4.30%	0.40% - 13.90%	0.70% - 11.00%	0.45% - 11.40%
Rate of compensation increase	3.90%	3.90%	3.90%	2.87%	2.88%	2.89%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	4.20% - 4.30%	4.00% - 4.30%	3.55% - 4.30%	0.50% - 11.00%	0.45% - 11.40%	0.25% - 10.20%
Discount rate – service cost	4.10% - 4.40%	3.70% - 4.45%	3.60% - 4.45%	0.50% - 11.00%	0.20% - 11.40%	0.05% - 10.20%
Discount rate – interest cost	4.00% - 4.10%	3.45% - 3.80%	2.90% - 3.80%	0.50% - 11.00%	0.45% - 11.40%	0.30% - 10.20%
Expected return on plan assets	7.90%	7.90%	8.20%	4.23%	4.20%	4.45%
Rate of compensation increase	3.90%	3.90%	3.90%	2.88%	2.89%	2.83%

The Company utilizes a full yield curve approach methodology to estimate the service and interest cost components of net periodic pension cost and net periodic post-retirement benefit cost for the Company’s pension and other post-retirement benefits. The full yield curve approach applies specific spot rates along the yield curve to their underlying projected cash flows in estimation of the cost components. The current yield curves represent high quality, long-term fixed income instruments.
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
The investment portfolios contain a diversified allocation of investment categories, including equities, fixed income securities, hedge funds, and private equity. Securities are also diversified in terms of domestic and international, short- and long-term, growth and value styles, large cap and small cap stocks, and active and passive management.
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 26, 2019 for the plans are 38% equity securities, 30% debt securities, and 32% other.
The plans did not hold any investments in the Company’s ordinary shares at April 26, 2019 or April 27, 2018.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 26, 2019, compared to the U.S. plans actual asset allocations at April 26, 2019 and April 27, 2018 by asset category, are as follows:

U.S. Plans
	Target Allocation	Actual Allocation
	April 26, 2019	April 26, 2019	April 27, 2018
Asset Category:
Equity securities	49%	50%	49%
Debt securities	32	34	32
Other	19	16	19
Total	100%	100%	100%

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
Partnership units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments may be redeemed monthly with notice periods ranging from 45 to 95 days. At April 26, 2019, there are no funds in the process of liquidation. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments at April 26, 2019 is $337 million, and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. At April 26, 2019, there are no real estate investments in the process of liquidation. Valuation procedures are utilized to arrive at fair value if a quoted market price is not available for a partnership investment.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2019 or 2018.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. See Note 1 for discussion of the fair value measurement terms of Levels 1, 2, and 3. In accordance with authoritative guidance adopted in fiscal year 2017, certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 26, 2019 and April 27, 2018.
U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2019	Level 1	Level 2	Level 3
Short-term investments	$61	$61	$—	$—	$—
U.S. government securities	228	228	—	—	—
Corporate debt securities	144	—	144	—	—
Equity commingled trusts	1,365	—	—	—	1,365
Fixed income commingled trusts	301	—	—	—	301
Partnership units	629	—	—	629	—
	$2,728	$289	$144	$629	$1,666

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 27, 2018	Level 1	Level 2	Level 3
Short-term investments	$181	$181	$—	$—	$—
U.S. government securities	181	181	—	—	—
Corporate debt securities	142	—	142	—	—
Equity commingled trusts	1,322	—	—	—	1,322
Fixed income commingled trusts	298	—	—	—	298
Partnership units	537	—	—	537	—
	$2,661	$362	$142	$537	$1,620

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Partnership Units
April 27, 2018	$537
Total realized losses	(1)
Total unrealized gains	52
Purchases and sales, net	41
April 26, 2019	$629

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	Partnership Units
April 28, 2017	$468
Total realized losses	(42)
Total unrealized gains	141
Purchases and sales, net	(30)
April 27, 2018	$537

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2019	Level 1	Level 2	Level 3
Registered investment companies	$1,368	$—	$—	$—	$1,368
Insurance contracts	41	—	—	41	—
	$1,409	$—	$—	$41	$1,368

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 27, 2018	Level 1	Level 2	Level 3
Registered investment companies	$1,362	$—	$—	$—	$1,362
Insurance contracts	42	—	—	42	—
	$1,404	$—	$—	$42	$1,362

The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts
April 27, 2018	$42
Total unrealized gains	1
Purchases and sales, net	1
Currency exchange rate changes	(3)
April 26, 2019	$41

(in millions)	Insurance Contracts
April 28, 2017	$44
Total unrealized gains	2
Purchases and sales, net	(7)
Currency exchange rate changes	3
April 27, 2018	$42

Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2019, the Company made discretionary contributions of approximately $93 million to the U.S. pension plan. Internationally, the Company contributed approximately $78 million for pension benefits during fiscal year 2019. The Company anticipates that it will make contributions of $93 million and $60 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2020. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2020 contributions

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

will be discretionary. The Company believes that, along with pension assets, the returns on invested pension assets, and Company contributions, the Company will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2020	$115	$51
2021	123	49
2022	133	51
2023	144	57
2024	154	56
2025 – 2029	954	350
Total	$1,623	$614

Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $17 million and $9 million in fiscal years 2019 and 2018, respectively, and expense of $11 million in fiscal year 2017. The Company’s projected benefit obligation for all post-retirement benefit plans was $323 million and $317 million at April 26, 2019 and April 27, 2018, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $297 million and $303 million at April 26, 2019 and April 27, 2018, respectively.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance. Expense recognized under these plans was $415 million, $374 million, and $347 million in fiscal years 2019, 2018, and 2017, respectively.
Effective May 1, 2005, the Company froze participation in the original defined benefit pension plan in the U.S. and implemented two new plans: an additional defined benefit pension plan, the Personal Pension Account (PPA), and a new defined contribution plan, the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 but before January 1, 2016 had the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return, which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $54 million, $56 million, and $58 million in fiscal years 2019, 2018, and 2017, respectively.
Effective January 1, 2016, the Company froze participation in the existing defined benefit (PPA) and contribution (PIA) pension plans in the U.S. and implemented a new form of benefit under the existing defined contribution plan for legacy Covidien employees and employees in the U.S. hired on or after January 1, 2016. Participants in the Medtronic Core Contribution (MCC) also receive an annual allocation of their salary and bonus and are allowed to determine how to invest their funds among identified fund alternatives. The defined contribution cost associated with the MCC was approximately $58 million, $49 million, and $45 million and in fiscal years 2019, 2018, and 2017, respectively.
17. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment. A substantial number of these leases contain options that allow the Company to renew at the fair rental value on the date of renewal.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Future minimum payments under non-cancelable operating leases at April 26, 2019 are:

(in millions) Fiscal Year	Operating Leases
2020	$216
2021	157
2022	103
2023	61
2024	34
Thereafter	81
Total minimum lease payments	$652

Rent expense for all operating leases was $305 million, $319 million, and $294 million in fiscal years 2019, 2018, and 2017, respectively.
18. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax and by component.

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,195)	$(257)	$(1,129)	$37	$(2,613)
Other comprehensive (loss) income before reclassifications	(95)	1,218	—	100	(272)	951
Reclassifications	(8)	(34)	—	67	54	79
Other comprehensive (loss) income	(103)	1,184	—	167	(218)	1,030
Cumulative effect of change in accounting principle(1)	(22)	—	—	(155)	(26)	(203)
April 27, 2018	(194)	(11)	(257)	(1,117)	(207)	(1,786)
Other comprehensive income (loss) before reclassifications	67	(1,372)	88	(266)	457	(1,026)
Reclassifications	35	—	—	75	(56)	54
Other comprehensive income (loss)	102	(1,372)	88	(191)	401	(972)
Cumulative effect of change in accounting principle(2)	47	—	—	—	—	47
April 26, 2019	$(45)	$(1,383)	$(169)	$(1,308)	$194	$(2,711)

(1) The cumulative effect of change in accounting principle in fiscal year 2018 related to the Company's adoption of accounting guidance which permitted reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act.
(2) See Note 1 to the consolidated financial statements for discussion regarding the adoption of accounting standards during fiscal year 2019.
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2019, 2018, and 2017 was a benefit of $5 million, an expense of $26 million, and an expense of $41 million, respectively. During fiscal years 2019, 2018, and 2017, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $3 million, $4 million, and $8 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 for additional information.
During fiscal year 2019, the income tax benefit on cumulative translation adjustments was $7 million. During fiscal years 2018 and 2017, taxes were not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that were intended to be indefinitely reinvested outside the U.S.
During fiscal years 2019, 2018, and 2017, there were no tax impacts on net investment hedges. Refer to Note 8 for additional information.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The net change in retirement obligations in other comprehensive income includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2019, 2018, and 2017 was a benefit of $63 million, an expense of $14 million, and an expense of $41 million, respectively. During fiscal years 2019, 2018, and 2017, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $19 million, $27 million, and $23 million, respectively. Refer to Note 16 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2019, 2018, and 2017 was an expense of $158 million, a benefit of $132 million, and an expense of $130 million, respectively. During fiscal years 2019, 2018, and 2017, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $24 million, $22 million, and $61 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net  and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At April 26, 2019 and April 27, 2018, accrued litigation was approximately $0.5 billion and $0.9 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Sprint Fidelis
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to the Company's Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs' claim for punitive damages. The Company has recognized an expense for probable and estimable damages related to this matter, and during the fourth quarter of fiscal year 2019 the Company paid out previously accrued settlement amounts with no admission of liability, bringing this matter to a conclusion.
INFUSE Litigation
The Company estimated law firms representing approximately 6,000 claimants asserted or intended to assert personal injury claims against Medtronic in the U.S. state and federal courts involving the INFUSE bone graft product. As of June 1, 2017, the Company

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

had reached agreements to settle substantially all of these claims, and during the fourth quarter of fiscal year 2019 the Company paid out previously accrued settlement amounts with no admission of liability, bringing this matter to a conclusion.
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of June 1, 2019, the Company had reached agreements to settle approximately 15,400 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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
Shareholder Related Matters
Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On March 20, 2015, the District Court issued an order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal, and, in January of 2016, the Minnesota State Court of Appeals affirmed in part, and reversed in part. On April 19, 2016, the Minnesota Supreme Court granted the Company’s petition to review the issue of whether most of the original claims are properly characterized as direct or derivative under Minnesota law. In August of 2017, the Minnesota Supreme Court affirmed the decision of the Minnesota State Court of Appeals, sending the matter back to the trial court for further proceedings, which are ongoing. The Company has not recognized

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
HeartWare
On January 22, 2016, the St. Paul Teachers’ Retirement Fund Association filed a putative class action complaint (the “Complaint”) in the United States District Court for the Southern District of New York against HeartWare on behalf of all persons and entities who purchased or otherwise acquired shares of HeartWare from June 10, 2014 through January 11, 2016 (the “Class Period”). The Complaint was amended on June 29, 2016 and claims HeartWare and one of its executives violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about, among other things, HeartWare’s response to a June 2014 U.S. FDA warning letter, the development of the Miniaturized Ventricular Assist Device (MVAD) System and the proposed acquisition of Valtech Cardio Ltd. The Complaint seeks to recover damages on behalf of all purchasers or acquirers of HeartWare’s stock during the Class Period. In August of 2016, the Company acquired HeartWare. In October of 2018, the parties reached an agreement to settle this matter, and in January 2019, the settlement amount was deposited into a qualified settlement fund to be distributed following final court approval. In the fourth quarter of fiscal year 2019, the court approved the settlement, bringing this matter to a conclusion.
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
Following a trial in March 2002, the Court held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company’s predecessor was liable for the cost of performing a study of the River and Bay. Following a second trial in June 2014, the Court ordered that further engineering study and engineering design work was needed to determine the nature and extent of remediation in the Penobscot River and Bay. The Court also appointed an engineering firm to conduct such studies and issue a report on potential remediation alternatives. In connection with these proceedings, reports have been produced including a variety of cost estimates for a variety of potential remedial options. A third trial to determine the course of remediation to be pursued is scheduled to occur in November of 2019.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
20. Quarterly Financial Data (unaudited)
The table below summarizes select unaudited quarterly financial data for fiscal years 2019 and 2018:

	Fiscal Year 2019				Fiscal Year 2018
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$7,384	$7,481	$7,546	$8,146	$7,390	$7,050	$7,369	$8,144
Gross profit	5,180	5,278	5,281	5,663	5,038	4,927	5,175	5,746
Net income (loss)	1,077	1,120	1,271	1,182	1,009	2,013	(1,392)	1,465
Net income (loss) attributable to Medtronic	1,075	1,115	1,269	1,172	1,016	2,017	(1,389)	1,460
Basic earnings (loss) per share	0.79	0.83	0.95	0.87	0.75	1.49	(1.03)	1.08
Diluted earnings (loss) per share	0.79	0.82	0.94	0.87	0.74	1.48	(1.03)	1.07

The data in the schedule above has been intentionally rounded to the nearest million, and therefore, the quarterly amounts may not sum to the fiscal year-to-date amounts.
21. Segment and Geographic Information
The Company’s organizational structure is based upon four principal operating and reportable segments: the Cardiac and Vascular Group, the Minimally Invasive Therapies Group, the Restorative Therapies Group, and the Diabetes Group. The Company's management has chosen to organize the entity based upon therapy solutions provided by each segment. The four principal segments are strategic businesses that are managed separately, as each one develops and manufactures products and provides services oriented toward targeted therapy solutions.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Net Sales

	Fiscal Year
(in millions)	2019	2018	2017
Cardiac and Vascular Group	$11,505	$11,354	$10,498
Minimally Invasive Therapies Group	8,478	8,716	9,919
Restorative Therapies Group	8,183	7,743	7,366
Diabetes Group	2,391	2,140	1,927
Total	$30,557	$29,953	$29,710

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Segment EBITA

	Fiscal Year
(in millions)	2019	2018	2017
Cardiac and Vascular Group	$4,541	$4,460	$4,134
Minimally Invasive Therapies Group	3,266	3,346	3,434
Restorative Therapies Group	3,323	3,058	2,868
Diabetes Group	739	634	690
Segment EBITA	11,869	11,498	11,126
Interest expense	(1,444)	(1,146)	(1,094)
Interest income	283	397	366
Amortization of intangible assets	(1,764)	(1,823)	(1,980)
Corporate	(1,253)	(1,437)	(1,232)
Centralized distribution costs	(1,688)	(1,936)	(1,543)
Restructuring and associated costs	(407)	(107)	(373)
Acquisition-related items	(88)	(132)	(230)
Certain litigation charges	(166)	(61)	(300)
Gain/(loss) on minority investments	62	—	—
IPR&D charges	(58)	(46)	—
Exit of businesses	(149)	—	—
Divestiture-related items	—	(115)	—
Gain on sale of businesses	—	697	—
Contribution to Medtronic Foundation	—	(80)	(100)
Hurricane Maria	—	(34)	—
Impact of inventory step-up	—	—	(38)
Income before income taxes	$5,197	$5,675	$4,602

Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 26, 2019	April 27, 2018	2019	2018	2017
Cardiac and Vascular Group	$15,453	$15,407	$194	$183	$180
Minimally Invasive Therapies Group	41,186	43,002	206	217	358
Restorative Therapies Group	16,825	15,245	217	146	167
Diabetes Group	3,095	2,900	34	29	29
Segments	76,559	76,554	651	575	734
Corporate	13,135	14,839	244	246	203
Total	$89,694	$91,393	$895	$821	$937

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents net sales for fiscal years 2019, 2018, and 2017, and property, plant, and equipment, net at April 26, 2019 and April 27, 2018 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2019	2018	2017	April 26, 2019	April 27, 2018
Ireland	$91	$85	$69	$156	$149

United States	16,194	15,875	16,663	3,122	2,927
Rest of world	14,272	13,993	12,978	1,397	1,528
Total other countries, excluding Ireland	30,466	29,868	29,641	4,519	4,455
Total	$30,557	$29,953	$29,710	$4,675	$4,604

No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2019, 2018, or 2017.
22. Guarantor Financial Information
Medtronic plc and Medtronic Global Holdings S.C.A. (Medtronic Luxco), a wholly-owned subsidiary guarantor, each have provided full and unconditional guarantees of the obligations of Medtronic, Inc., a wholly-owned subsidiary issuer, under the Senior Notes (Medtronic Senior Notes) and full and unconditional guarantees of the obligations of Covidien International Finance S.A. (CIFSA), a wholly-owned subsidiary issuer, under the Senior Notes (CIFSA Senior Notes). The guarantees of the CIFSA Senior Notes are in addition to the guarantees of the CIFSA Senior Notes by Covidien Ltd. and Covidien Group Holdings Ltd., both of which are wholly-owned subsidiary guarantors of the CIFSA Senior Notes. Medtronic plc and Medtronic, Inc. each have provided a full and unconditional guarantee of the obligations of Medtronic Luxco under the Senior Notes (Medtronic Luxco Senior Notes).
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
The following presents the Company’s consolidating statements of comprehensive income and condensed consolidating statements of cash flows as of and for the fiscal years ended April 26, 2019, April 27, 2018, and April 28, 2017, and condensed consolidating balance sheets at April 26, 2019 and April 27, 2018. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
During fiscal year 2019, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. The reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,318	$—	$30,558	$(1,319)	$30,557

Costs and expenses:
Cost of products sold	—	1,110	—	8,833	(788)	9,155
Research and development expense	—	659	—	1,671	—	2,330
Selling, general, and administrative expense	11	1,476	—	8,931	—	10,418
Amortization of intangible assets	—	8	—	1,756	—	1,764
Restructuring charges, net	—	44	—	154	—	198
Certain litigation charges	—	55	—	111	—	166
Other operating expense (income), net	54	(2,426)	(28)	3,085	(427)	258
Operating profit (loss)	(65)	392	28	6,017	(104)	6,268
Other non-operating (income) expense, net	—	(507)	(808)	(1,890)	2,832	(373)
Interest expense	478	2,375	511	912	(2,832)	1,444
Equity in net (income) loss of subsidiaries	(5,167)	(3,089)	(4,842)	—	13,098	—
Income (loss) before income taxes	4,624	1,613	5,167	6,995	(13,202)	5,197
Income tax (benefit) provision	(7)	(246)	—	800	—	547
Net income (loss)	4,631	1,859	5,167	6,195	(13,202)	4,650
Net income attributable to noncontrolling interests	—	—	—	(19)	—	(19)
Net income (loss) attributable to Medtronic	4,631	1,859	5,167	6,176	(13,202)	4,631
Other comprehensive income (loss), net of tax	(972)	(1,049)	(972)	(882)	2,900	(975)
Comprehensive income attributable to noncontrolling interests	—	—	—	(16)	—	(16)
Total comprehensive income (loss) attributable to Medtronic	$3,659	$810	$4,195	$5,297	$(10,302)	$3,659

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,198	$—	$29,952	$(1,197)	$29,953

Costs and expenses:
Cost of products sold	—	971	—	8,884	(788)	9,067
Research and development expense	—	656	—	1,600	—	2,256
Selling, general, and administrative expense	12	1,416	—	8,810	—	10,238
Amortization of intangible assets	—	8	—	1,815	—	1,823
Restructuring charges, net	—	(7)	—	37	—	30
Certain litigation charges	—	24	—	37	—	61
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense (income), net	52	(2,265)	—	3,156	(408)	535
Operating (loss) profit	(64)	395	—	6,310	(1)	6,640
Other non-operating (income) expense, net	—	(192)	(482)	(1,527)	2,020	(181)
Interest expense	247	1,897	234	788	(2,020)	1,146
Equity in net (income) loss of subsidiaries	(3,408)	(940)	(3,160)	—	7,508	—
Income (loss) before income taxes	3,097	(370)	3,408	7,049	(7,509)	5,675
Income tax (benefit) provision	(7)	41	—	2,546	—	2,580
Net income (loss)	3,104	(411)	3,408	4,503	(7,509)	3,095
Net loss attributable to noncontrolling interests	—	—	—	9	—	9
Net income (loss) attributable to Medtronic	3,104	(411)	3,408	4,512	(7,509)	3,104
Other comprehensive income (loss), net of tax	1,030	972	1,030	954	(2,956)	1,030
Comprehensive loss attributable to noncontrolling interests	—	—	—	9	—	9
Total comprehensive income (loss) attributable to Medtronic	$4,134	$561	$4,438	$5,466	$(10,465)	$4,134

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,199	$—	$29,708	$(1,197)	$29,710

Costs and expenses:
Cost of products sold	—	935	—	9,152	(793)	9,294
Research and development expense	—	636	—	1,557	—	2,193
Selling, general, and administrative expense	12	1,308	—	8,698	—	10,018
Amortization of intangible assets	—	11	—	1,969	—	1,980
Restructuring charges, net	—	54	—	249	—	303
Certain litigation charges	—	—	—	300	—	300
Other operating expense (income), net	18	(2,380)	—	3,024	(423)	239
Operating (loss) profit	(30)	635	—	4,759	19	5,383
Other non-operating (income) expense, net	—	(197)	(649)	(1,065)	1,598	(313)
Interest expense	113	1,652	62	865	(1,598)	1,094
Equity in net (income) loss of subsidiaries	(4,163)	(1,563)	(3,576)	—	9,302	—
Income (loss) before income taxes	4,020	743	4,163	4,959	(9,283)	4,602
Income tax (benefit) provision	(8)	(124)	—	710	—	578
Net income (loss)	4,028	867	4,163	4,249	(9,283)	4,024
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income (loss) attributable to Medtronic	4,028	867	4,163	4,253	(9,283)	4,028
Other comprehensive (loss) income, net of tax	(745)	(430)	(745)	(928)	2,104	(744)
Comprehensive loss attributable to noncontrolling interests	—	—	—	3	—	3
Total comprehensive income (loss) attributable to Medtronic	$3,283	$437	$3,418	$3,324	$(7,179)	$3,283

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$18	$1	$4,374	$—	$4,393
Investments	—	—	—	5,455	—	5,455
Accounts receivable, net	—	—	—	6,222	—	6,222
Inventories, net	—	188	—	3,792	(227)	3,753
Intercompany receivable	40	9,407	6	19,170	(28,623)	—
Other current assets	10	190	3	1,941	—	2,144
Total current assets	50	9,803	10	40,954	(28,850)	21,967
Property, plant and equipment, net	—	1,480	—	3,195	—	4,675
Goodwill	—	2,009	—	37,950	—	39,959
Other intangible assets, net	—	99	—	20,461	—	20,560
Tax assets	—	568	—	951	—	1,519
Investment in subsidiaries	64,352	71,284	65,012	—	(200,648)	—
Intercompany loans receivable	3,000	21	27,858	35,398	(66,277)	—
Other assets	—	216	—	798	—	1,014
Total assets	$67,402	$85,480	$92,880	$139,707	$(295,775)	$89,694
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$338	$—	$838
Accounts payable	—	481	—	1,472	—	1,953
Intercompany payable	—	11,971	7,200	9,452	(28,623)	—
Accrued compensation	3	913	—	1,273	—	2,189
Accrued income taxes	—	—	—	567	—	567
Other accrued expenses	20	331	53	2,521	—	2,925
Total current liabilities	23	14,196	7,253	15,623	(28,623)	8,472
Long-term debt	—	14,418	8,621	1,447	—	24,486
Accrued compensation and retirement benefits	—	1,069	—	582	—	1,651
Accrued income taxes	10	692	—	2,136	—	2,838
Intercompany loans payable	17,278	12,613	19,682	16,704	(66,277)	—
Deferred tax liabilities	—	—	—	1,278	—	1,278
Other liabilities	—	133	—	624	—	757
Total liabilities	17,311	43,121	35,556	38,394	(94,900)	39,482
Shareholders’ equity	50,091	42,359	57,324	101,192	(200,875)	50,091
Noncontrolling interests	—	—	—	121	—	121
Total equity	50,091	42,359	57,324	101,313	(200,875)	50,212
Total liabilities and equity	$67,402	$85,480	$92,880	$139,707	$(295,775)	$89,694

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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$(7)	$4,944	$298	$7,691	$(5,919)	$7,007
Investing Activities:
Acquisitions, net of cash acquired	—	(237)	—	(1,590)	—	(1,827)
Additions to property, plant, and equipment	—	(313)	—	(821)	—	(1,134)
Purchases of investments	—	—	—	(2,532)	—	(2,532)
Sales and maturities of investments	—	76	—	4,607	—	4,683
Capital contributions paid	(18)	(97)	—	—	115	—
Other investing activities, net	—	—	82	(46)	—	36
Net cash (used in) provided by investing activities	(18)	(571)	82	(382)	115	(774)
Financing Activities:
Change in current debt obligations, net	—	—	(1,696)	983	—	(713)
Issuance of long-term debt	—	—	7,791	3	—	7,794
Payments on long-term debt	—	(6,182)	—	(1,766)	—	(7,948)
Dividends to shareholders	(2,693)	—	—	—	—	(2,693)
Issuance of ordinary shares	992	—	—	—	—	992
Repurchase of ordinary shares	(2,877)	—	—	—	—	(2,877)
Net intercompany loan borrowings (repayments)	4,603	1,807	(6,518)	108	—	—
Intercompany dividends paid	—	—	—	(5,919)	5,919	—
Capital contributions received	—	—	—	115	(115)	—
Other financing activities	—	—	43	(29)	—	14
Net cash (used in) provided by financing activities	25	(4,375)	(380)	(6,505)	5,804	(5,431)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(78)	—	(78)
Net change in cash and cash equivalents	—	(2)	—	726	—	724
Cash and cash equivalents at beginning of period	—	20	1	3,648	—	3,669
Cash and cash equivalents at end of period	$—	$18	$1	$4,374	$—	$4,393

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$155	$(1,567)	$249	$16,419	$(10,572)	$4,684
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(137)	—	(137)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	(340)	—	(728)	—	(1,068)
Purchases of investments	—	(98)	(25)	(3,124)	47	(3,200)
Sales and maturities of investments	—	25	—	4,249	(47)	4,227
Capital contributions paid	—	(59)	(4,200)	—	4,259	—
Other investing activities, net	—	—	—	(22)	—	(22)
Net cash (used in) provided by investing activities	—	(472)	(4,225)	6,296	4,259	5,858
Financing Activities:
Change in current debt obligations, net	—	—	(205)	(44)	—	(249)
Issuance of long-term debt	—	—	—	21	—	21
Payments on long-term debt	—	(6,166)	—	(1,204)	—	(7,370)
Dividends to shareholders	(2,494)	—	—	—	—	(2,494)
Issuance of ordinary shares	403	—	—	—	—	403
Repurchase of ordinary shares	(2,171)	—	—	—	—	(2,171)
Net intercompany loan borrowings (repayments)	4,107	8,180	4,177	(16,464)	—	—
Intercompany dividends paid	—	—	—	(10,572)	10,572	—
Capital contributions received	—	—	—	4,259	(4,259)	—
Other financing activities	—	—	—	(94)	—	(94)
Net cash (used in) provided by financing activities	(155)	2,014	3,972	(24,098)	6,313	(11,954)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	114	—	114
Net change in cash and cash equivalents	—	(25)	(4)	(1,269)	—	(1,298)
Cash and cash equivalents at beginning of period	—	45	5	4,917	—	4,967
Cash and cash equivalents at end of period	$—	$20	$1	$3,648	$—	$3,669

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 28, 2017
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$842	$1,902	$302	$4,721	$(887)	$6,880
Investing Activities:
Acquisitions, net of cash acquired	—	(940)	—	(384)	—	(1,324)
Additions to property, plant, and equipment	—	(369)	—	(885)	—	(1,254)
Purchases of investments	—	—	—	(4,533)	162	(4,371)
Sales and maturities of investments	—	210	—	5,308	(162)	5,356
Capital contributions paid	—	(248)	—	—	248	—
Other investing activities, net	—	—	—	22	—	22
Net cash (used in) provided by investing activities	—	(1,347)	—	(472)	248	(1,571)
Financing Activities:
Change in current debt obligations, net	—	—	901	5	—	906
Issuance of long-term debt	—	150	1,850	140	—	2,140
Payments on long-term debt	—	(500)	—	(363)	—	(863)
Dividends to shareholders	(2,376)	—	—	—	—	(2,376)
Issuance of ordinary shares	428	—	—	—	—	428
Repurchase of ordinary shares	(3,544)	—	—	—	—	(3,544)
Net intercompany loan borrowings (repayments)	4,650	(255)	(3,048)	(1,347)	—	—
Intercompany dividends paid	—	—	—	(887)	887	—
Capital contributions received	—	—	—	248	(248)	—
Other financing activities	—	40	—	(14)	—	26
Net cash (used in) provided by financing activities	(842)	(565)	(297)	(2,218)	639	(3,283)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	65	—	65
Net change in cash and cash equivalents	—	(10)	5	2,096	—	2,091
Cash and cash equivalents at beginning of period	—	55	—	2,821	—	2,876
Cash and cash equivalents at end of period	$—	$45	$5	$4,917	$—	$4,967

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$30,557	$—	$30,557

Costs and expenses:
Cost of products sold	—	—	—	9,155	—	9,155
Research and development expense	—	—	—	2,330	—	2,330
Selling, general, and administrative expense	11	1	4	10,402	—	10,418
Amortization of intangible assets	—	—	—	1,764	—	1,764
Restructuring charges, net	—	—	—	198	—	198
Certain litigation charges	—	—	—	166	—	166
Other operating expense (income), net	54	1	(27)	230	—	258
Operating (loss) profit	(65)	(2)	23	6,312	—	6,268
Other non-operating (income) expense, net	—	(44)	(836)	(830)	1,337	(373)
Interest expense	478	99	511	1,693	(1,337)	1,444
Equity in net (income) loss of subsidiaries	(5,167)	(3,144)	(4,819)	—	13,130	—
Income (loss) before income taxes	4,624	3,087	5,167	5,449	(13,130)	5,197
Income tax (benefit) provision	(7)	—	—	554	—	547
Net income (loss)	4,631	3,087	5,167	4,895	(13,130)	4,650
Net income attributable to noncontrolling interests	—	—	—	(19)	—	(19)
Net income (loss) attributable to Medtronic	4,631	3,087	5,167	4,876	(13,130)	4,631
Other comprehensive income (loss), net of tax	(972)	7	(972)	(1,060)	2,022	(975)
Comprehensive income attributable to noncontrolling interests	—	—	—	(16)	—	(16)
Total comprehensive income (loss) attributable to Medtronic	$3,659	$3,094	$4,195	$3,819	$(11,108)	$3,659

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$29,953	$—	$29,953

Costs and expenses:
Cost of products sold	—	—	—	9,067	—	9,067
Research and development expense	—	—	—	2,256	—	2,256
Selling, general, and administrative expense	12	1	2	10,223	—	10,238
Amortization of intangible assets	—	—	—	1,823	—	1,823
Restructuring charges, net	—	—	—	30	—	30
Certain litigation charges	—	—	—	61	—	61
Gain on sale of businesses	—	—	—	(697)	—	(697)
Other operating expense, net	52	1	—	482	—	535
Operating (loss) profit	(64)	(2)	(2)	6,708	—	6,640
Other non-operating (income) expense, net	—	(60)	(498)	(346)	723	(181)
Interest expense	247	83	234	1,305	(723)	1,146
Equity in net (income) loss of subsidiaries	(3,408)	(4,105)	(3,146)	—	10,659	—
Income (loss) before income taxes	3,097	4,080	3,408	5,749	(10,659)	5,675
Income tax (benefit) provision	(7)	—	—	2,587	—	2,580
Net income (loss)	3,104	4,080	3,408	3,162	(10,659)	3,095
Net loss attributable to noncontrolling interests	—	—	—	9	—	9
Net (income) loss attributable to Medtronic	3,104	4,080	3,408	3,171	(10,659)	3,104
Other comprehensive income (loss), net of tax	1,030	43	1,030	1,030	(2,103)	1,030
Comprehensive loss attributable to noncontrolling interests	—	—	—	9	—	9
Total comprehensive income (loss) attributable to Medtronic	$4,134	$4,123	$4,438	$4,201	$(12,762)	$4,134

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended April 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$29,710	$—	$29,710

Costs and expenses:
Cost of products sold	—	—	—	9,294	—	9,294
Research and development expense	—	—	—	2,193	—	2,193
Selling, general, and administrative expense	12	1	2	10,003	—	10,018
Amortization of intangible assets	—	—	—	1,980	—	1,980
Restructuring charges, net	—	—	—	303	—	303
Certain litigation charges	—	—	—	300	—	300
Other operating expense, net	18	1	4	216	—	239
Operating (loss) profit	(30)	(2)	(6)	5,421	—	5,383
Other non-operating (income) expense, net	—	(82)	(656)	(380)	805	(313)
Interest expense	113	104	62	1,620	(805)	1,094
Equity in net (income) loss of subsidiaries	(4,163)	(3,736)	(3,575)	—	11,474	—
Income (loss) before income taxes	4,020	3,712	4,163	4,181	(11,474)	4,602
Income tax (benefit) provision	(8)	—	—	586	—	578
Net income (loss)	4,028	3,712	4,163	3,595	(11,474)	4,024
Net loss attributable to noncontrolling interests	—	—	—	4	—	4
Net income (loss) attributable to Medtronic	4,028	3,712	4,163	3,599	(11,474)	4,028
Other comprehensive (loss) income, net of tax	(745)	(234)	(745)	(744)	1,724	(744)
Comprehensive loss attributable to noncontrolling interests	—	—	—	3	—	3
Total comprehensive income (loss) attributable to Medtronic	$3,283	$3,478	$3,418	$2,854	$(9,750)	$3,283

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
April 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$4,392	$—	$4,393
Investments	—	—	—	5,455	—	5,455
Accounts receivable, net	—	—	—	6,222	—	6,222
Inventories, net	—	—	—	3,753	—	3,753
Intercompany receivable	40	—	1,374	7,212	(8,626)	—
Other current assets	10	—	3	2,131	—	2,144
Total current assets	50	—	1,378	29,165	(8,626)	21,967
Property, plant and equipment, net	—	—	—	4,675	—	4,675
Goodwill	—	—	—	39,959	—	39,959
Other intangible assets, net	—	—	—	20,560	—	20,560
Tax assets	—	—	—	1,519	—	1,519
Investment in subsidiaries	64,352	39,402	63,651	—	(167,405)	—
Intercompany loans receivable	3,000	4,119	27,858	29,002	(63,979)	—
Other assets	—	—	—	1,014	—	1,014
Total assets	$67,402	$43,521	$92,887	$125,894	$(240,010)	$89,694
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$838	$—	$838
Accounts payable	—	—	—	1,953	—	1,953
Intercompany payable	—	1,308	7,199	119	(8,626)	—
Accrued compensation	3	—	—	2,186	—	2,189
Accrued income taxes	—	—	—	567	—	567
Other accrued expenses	20	11	60	2,834	—	2,925
Total current liabilities	23	1,319	7,259	8,497	(8,626)	8,472
Long-term debt	—	1,354	8,621	14,511	—	24,486
Accrued compensation and retirement benefits	—	—	—	1,651	—	1,651
Accrued income taxes	10	—	—	2,828	—	2,838
Intercompany loans payable	17,278	9,320	19,682	17,699	(63,979)	—
Deferred tax liabilities	—	—	—	1,278	—	1,278
Other liabilities	—	—	1	756	—	757
Total liabilities	17,311	11,993	35,563	47,220	(72,605)	39,482
Shareholders’ equity	50,091	31,528	57,324	78,553	(167,405)	50,091
Noncontrolling interests	—	—	—	121	—	121
Total equity	50,091	31,528	57,324	78,674	(167,405)	50,212
Total liabilities and equity	$67,402	$43,521	$92,887	$125,894	$(240,010)	$89,694

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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$(7)	$661	$323	$6,780	$(750)	$7,007
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,827)	—	(1,827)
Additions to property, plant, and equipment	—	—	—	(1,134)	—	(1,134)
Purchases of investments	—	—	—	(2,532)	—	(2,532)
Sales and maturities of investments	—	—	—	4,683	—	4,683
Capital contributions paid	(18)	(6,346)	—	—	6,364	—
Other investing activities, net	—	—	82	(46)	—	36
Net cash (used in) provided by investing activities	(18)	(6,346)	82	(856)	6,364	(774)
Financing Activities:
Change in current debt obligations, net	—	—	(1,696)	983	—	(713)
Issuance of long-term debt	—	—	7,791	3	—	7,794
Payments on long-term debt	—	(732)	—	(7,216)	—	(7,948)
Dividends to shareholders	(2,693)	—	—	—	—	(2,693)
Issuance of ordinary shares	992	—	—	—	—	992
Repurchase of ordinary shares	(2,877)	—	—	—	—	(2,877)
Net intercompany loan borrowings (repayments)	4,603	6,417	(6,543)	(4,477)	—	—
Intercompany dividend paid	—	—	—	(750)	750	—
Capital contributions received	—	—	—	6,364	(6,364)	—
Other financing activities	—	—	43	(29)	—	14
Net cash (used in) provided by financing activities	25	5,685	(405)	(5,122)	(5,614)	(5,431)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(78)	—	(78)
Net change in cash and cash equivalents	—	—	—	724	—	724
Cash and cash equivalents at beginning of period	—	—	1	3,668	—	3,669
Cash and cash equivalents at end of period	$—	$—	$1	$4,392	$—	$4,393

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$155	$974	$264	$4,339	$(1,048)	$4,684
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(137)	—	(137)
Proceeds from sale of businesses	—	—	—	6,058	—	6,058
Additions to property, plant, and equipment	—	—	—	(1,068)	—	(1,068)
Purchases of investments	—	—	(25)	(3,200)	25	(3,200)
Sales and maturities of investments	—	—	—	4,252	(25)	4,227
Capital contributions paid	—	(1,557)	(4,200)	—	5,757	—
Other investing activities, net	—	—	—	(22)	—	(22)
Net cash (used in) provided by investing activities	—	(1,557)	(4,225)	5,883	5,757	5,858
Financing Activities:
Change in current debt obligations, net	—	—	(205)	(44)	—	(249)
Issuance of long-term debt	—	—	—	21	—	21
Payments on long-term debt	—	(1,150)	—	(6,220)	—	(7,370)
Dividends to shareholders	(2,494)	—	—	—	—	(2,494)
Issuance of ordinary shares	403	—	—	—	—	403
Repurchase of ordinary shares	(2,171)	—	—	—	—	(2,171)
Net intercompany loan borrowings (repayments)	4,107	1,700	4,162	(9,969)	—	—
Intercompany dividend paid	—	—	—	(1,048)	1,048	—
Capital contributions received	—	—	—	5,757	(5,757)	—
Other financing activities	—	—	—	(94)	—	(94)
Net cash (used in) provided by financing activities	(155)	550	3,957	(11,597)	(4,709)	(11,954)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	114	—	114
Net change in cash and cash equivalents	—	(33)	(4)	(1,261)	—	(1,298)
Cash and cash equivalents at beginning of period	—	33	5	4,929	—	4,967
Cash and cash equivalents at end of period	$—	$—	$1	$3,668	$—	$3,669

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended April 28, 2017
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by operating activities	$842	$1,904	$302	$5,829	$(1,997)	$6,880
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,324)	—	(1,324)
Additions to property, plant, and equipment	—	—	—	(1,254)	—	(1,254)
Purchases of investments	—	—	—	(4,371)	—	(4,371)
Sales and maturities of investments	—	—	—	5,356	—	5,356
Capital contributions paid	—	(537)	—	—	537	—
Other investing activities, net	—	—	—	22	—	22
Net cash (used in) provided by investing activities	—	(537)	—	(1,571)	537	(1,571)
Financing Activities:
Change in current debt obligations, net	—	—	901	5	—	906
Issuance of long-term debt	—	—	1,850	290	—	2,140
Payments on long-term debt	—	—	—	(863)	—	(863)
Dividends to shareholders	(2,376)	—	—	—	—	(2,376)
Issuance of ordinary shares	428	—	—	—	—	428
Repurchase of ordinary shares	(3,544)	—	—	—	—	(3,544)
Net intercompany loan borrowings (repayments)	4,650	(1,542)	(3,048)	(60)	—	—
Intercompany dividend paid	—	—	—	(1,997)	1,997	—
Capital contributions received	—	—	—	537	(537)	—
Other financing activities	—	—	—	26	—	26
Net cash (used in) provided by financing activities	(842)	(1,542)	(297)	(2,062)	1,460	(3,283)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	65	—	65
Net change in cash and cash equivalents	—	(175)	5	2,261	—	2,091
Cash and cash equivalents at beginning of period	—	208	—	2,668	—	2,876
Cash and cash equivalents at end of period	$—	$33	$5	$4,929	$—	$4,967

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at April 26, 2019. Our internal control over financial reporting at April 26, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at April 26, 2019, which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2019 definitive proxy statement, which will be filed no later than 120 days after April 26, 2019.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Corporate Governance — Committees of the Board and Meetings,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for our 2019 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 26, 2019, are incorporated herein by reference.
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
Omar Ishrak, age 63, has been Chairman and Chief Executive Officer of the Company since January 2015 and of Medtronic, Inc., since June 2011. Prior to that, Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE, from 2009 to 2011. Prior to that, Mr. Ishrak was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008 and President and Chief Executive Officer of GE Healthcare Ultrasound and BMD from 1995 to 2004. Mr. Ishrak is also a current member of the Board of Directors of Intel Corporation.

Michael J. Coyle, age 57, has been Executive Vice President and Group President, Cardiac and Vascular Group of the Company since January 2015 and of Medtronic, Inc. since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company.

Hooman C. Hakami, age 49, has been Executive Vice President and Group President, Diabetes Group of the Company since January 2015 and of Medtronic, Inc. since June 2014. Prior to that, he was President and Chief Executive Officer of Detection and Guidance Solutions at GE Healthcare from April 2012 to May 2014. Prior to that, he served as President and Chief Executive Officer of Interventional Systems from July 2009 to April 2012; Global Business Transformation leader for GE Healthcare from December 2008 to July 2009; and Vice President and General Manager, Global Ultrasound Services from June 2004 to December 2008. Mr. Hakami started his career with GE and has held the following financial roles: Chief Financial Officer for the Global Ultrasound division from 2001 to 2004; Chief Financial Officer for Clinical and Multi-vendor Services from 1999 to 2001; as well as various finance roles at GE Capital from 1994 to 1999; GE's Aerospace Division from 1992 to 1994 and GE Power Systems from 1991 to 1992.

Richard Kuntz, M.D., age 62, has been Senior Vice President and Chief Scientific, Clinical and Regulatory Officer of the Company since January 2015 and of Medtronic, Inc. since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009; and prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute.

Bradley E. Lerman, age 62, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Executive Vice President, General Counsel and Corporate Secretary at Federal National Mortgage Association (Fannie Mae) from October 2012 to May 2014; Senior Vice President and Chief Litigation Counsel at Pfizer, Inc. from January 2009 to September 2012; Partner at Winston & Strawn from August 1998 to January 2009; partner at Kirkland & Ellis from March 1996 to July 1998; Associate Independent Counsel from October 1994 to March 1996; and Assistant U.S. Attorney in the Northern District of Illinois from February 1986 to September 1994. Mr. Lerman is also a current member of the Board of Directors of McKesson Corporation.

Geoffrey S. Martha, age 49, has been Executive Vice President and President, Restorative Therapies Group since June 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.

Karen L. Parkhill, age 53, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011. Ms. Parkhill is also a current member of the Board of Directors for the Methodist Health System in Dallas.

Carol A. Surface, age 53, has been Senior Vice President and Chief Human Resources Officer of the Company since January 2015 and of Medtronic, Inc. since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.

Robert ten Hoedt, age 58, has been Executive Vice President and President, EMEA of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.

Robert J. White, age 56, has been Executive Vice President and President, Minimally Invasive Therapies Group of the Company since December 2017. Prior to that, he was Senior Vice President and President, Asia Pacific from January 2015 to December 2017. He had served as President, Emerging Markets, President, Respiratory and Monitoring Solutions and Vice President and General Manager of Patient Monitoring at Covidien. He also held various leadership positions at GE Healthcare and IBM.

John Liddicoat, M.D., age 55, was named Executive Vice President and President, Americas Region in September 2018. Dr. Liddicoat joined Medtronic in 2006 as Vice President of Atrial Fibrillation Technologies. In December of 2006, John was named Vice President and General Manager of the Structural Heart Disease Business. Beginning in August 2014, Dr. Liddicoat served as Senior Vice President and President, Cardiac Rhythm and Heart Failure (CRHF) Division.
Item 11. Executive Compensation
The sections entitled “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” and “Executive Compensation” in Medtronic's Proxy Statement for the Company's 2019 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 26, 2019, are incorporated herein by reference. The section entitled “Compensation Committee Report” in Medtronic's Proxy Statement for the Company's 2019 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 26, 2019, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in Medtronic's Proxy Statement for the Company's 2019 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 26, 2019, are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters” in Medtronic's Proxy Statement for the Company's 2019 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 26, 2019, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees” in Medtronic's Proxy Statement for the Company's 2019 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 26, 2019, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 26, 2019, April 27, 2018, and April 28, 2017.

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

4.22
First Supplemental Indenture, dated as of March 28, 2017, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Current Report on Form 8-K, filed on March 28, 2017, File No. 001-36820).

4.23
Second Supplemental Indenture, dated as of March 7, 2019, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., Wells Fargo Bank, N.A., and Elavon Financial Services DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K, filed on March 7, 2019, File No. 001-36820).

#4.24	Description of Registrant's Securities

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

*10.50
Form of Non-qualified Stock Option Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.51
Form of Restricted Stock Unit Award Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.51 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.52
Form of Restricted Stock Award Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.52 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820)

*10.53
Form of Long Term Performance Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

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

10.74
Amended and Restated Credit Agreement, dated as of December 12, 2018, by and among Medtronic Global Holdings, SCA, certain subsidiaries named therein, Medtronic, Inc., Medtronic PLC, the lenders from time to time party thereto, and Bank of America, N.A. as Administration Agent (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on December 13, 2018, File No. 001-36820).

#21	List of Subsidiaries of Medtronic plc.

#23	Consent of Independent Registered Public Accounting Firm.

#24	Power of Attorney.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibits that are management contracts or compensatory plans or arrangements.
#Filed herewith

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal year ended April 26, 2019	$193	$78	$—		$(81)	(a)	$190
Fiscal year ended April 27, 2018	155	52	—		(14)	(a)	193
Fiscal year ended April 28, 2017	161	39	—		(45)	(a)	155

Inventory reserve:
Fiscal year ended April 26, 2019	$452	$224	$—		$(155)	(b)	$521
Fiscal year ended April 27, 2018	443	170	—		(161)	(b)	452
Fiscal year ended April 28, 2017	426	155	28		(166)	(b)	443

Deferred tax valuation allowance:
Fiscal year ended April 26, 2019	$7,166	$378	$(11)	(c)	$(770)	(d)	$6,300
					(463)	(e)
Fiscal year ended April 27, 2018	6,311	434	21	(c)	(171)	(d)	7,166
					571	(e)
Fiscal year ended April 28, 2017	7,032	101	6	(c)	(524)	(d)	6,311
					(304)	(e)

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

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 21, 2019	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 21, 2019	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 21, 2019	By:	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

Richard H. Anderson*
Craig Arnold*
Scott C. Donnelly*
Andrea J. Goldsmith, Ph.D.*
Randall J. Hogan, III*
Omar Ishrak*
Michael O. Leavitt*
James T. Lenehan*
Elizabeth G. Nabel*
Denise M. O’Leary*
Kendall J. Powell*
*Bradley E. Lerman, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 21, 2019	By:	/s/ Bradley E. Lerman
Bradley E. Lerman