Form 10-Q
period 2019-07-26
Medtronic plc
filed 2019-08-30
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 26, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File Number 001-36820
®

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive offices) (Zip Code)
+353 1 438-1700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	MDT	New York Stock Exchange
Floating Rate Notes due 2021	MDT/21	New York Stock Exchange
0.000% Senior Notes due 2021	MDT/21A	New York Stock Exchange
0.000% Senior Notes due 2022	MDT/22B	New York Stock Exchange
0.375% Senior Notes due 2023	MDT/23B	New York Stock Exchange
0.25% Senior Notes due 2025	MDT/25	New York Stock Exchange
1.125% Notes due 2027	MDT/27	New York Stock Exchange
1.625% Notes due 2031	MDT/31	New York Stock Exchange
1.00% Senior Notes due 2031	MDT/31A	New York Stock Exchange
2.250% Notes due 2039	MDT/39A	New York Stock Exchange
1.50% Senior Notes due 2039	MDT/39B	New York Stock Exchange
1.75% Senior Notes due 2049	MDT/49	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 1(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of August 27, 2019, 1,341,669,471 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 26, 2019	July 27, 2018
Net sales	$7,493	$7,384
Costs and expenses:
Cost of products sold	2,366	2,204
Research and development expense	587	585
Selling, general, and administrative expense	2,543	2,597
Amortization of intangible assets	440	446
Restructuring charges, net	47	62
Certain litigation charges	47	103
Other operating (income) expense, net	(22)	151
Operating profit	1,485	1,236
Other non-operating income, net	(101)	(186)
Interest expense	609	242
Income before income taxes	977	1,180
Income tax provision	100	103
Net income	877	1,077
Net income attributable to noncontrolling interests	(13)	(2)
Net income attributable to Medtronic	$864	$1,075
Basic earnings per share	$0.64	$0.79
Diluted earnings per share	$0.64	$0.79
Basic weighted average shares outstanding	1,340.8	1,352.7
Diluted weighted average shares outstanding	1,351.9	1,365.4
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Net income	$877	$1,077

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	56	—
Translation adjustment	66	(824)
Net investment hedge	99	—
Net change in retirement obligations	13	27
Unrealized (loss) gain on cash flow hedges	(7)	213
Other comprehensive income (loss)	227	(584)
Comprehensive income including noncontrolling interests	1,104	493
Comprehensive income attributable to noncontrolling interests	(13)	(2)
Comprehensive income attributable to Medtronic	$1,091	$491
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 26, 2019	April 26, 2019
ASSETS

Current assets:
Cash and cash equivalents	$5,080	$4,393
Investments	5,603	5,455
Accounts receivable, less allowances of $196 and $190, respectively	5,894	6,222
Inventories, net	3,932	3,753
Other current assets	2,196	2,144
Total current assets	22,705	21,967

Property, plant, and equipment	11,136	10,920
Accumulated depreciation	(6,425)	(6,245)
Property, plant, and equipment, net	4,711	4,675
Goodwill	40,082	39,959
Other intangible assets, net	20,234	20,560
Tax assets	1,545	1,519
Other assets	1,991	1,014
Total assets	$91,268	$89,694

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$1,458	$838
Accounts payable	1,906	1,953
Accrued compensation	1,507	2,189
Accrued income taxes	500	567
Other accrued expenses	3,147	2,925
Total current liabilities	8,518	8,472

Long-term debt	24,804	24,486
Accrued compensation and retirement benefits	1,640	1,651
Accrued income taxes	2,873	2,838
Deferred tax liabilities	1,346	1,278
Other liabilities	1,590	757
Total liabilities	40,771	39,482

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,340,797,328 and 1,340,697,595 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,470	26,532
Retained earnings	26,377	26,270
Accumulated other comprehensive loss	(2,484)	(2,711)
Total shareholders’ equity	50,363	50,091
Noncontrolling interests	134	121
Total equity	50,497	50,212
Total liabilities and equity	$91,268	$89,694
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2019	1,341	$—	$26,532	$26,270	$(2,711)	$50,091	$121	$50,212
Net income	—	—	—	864	—	864	13	877
Other comprehensive income	—	—	—	—	227	227	—	227
Dividends to shareholders ($0.54 per ordinary share)	—	—	—	(724)	—	(724)	—	(724)
Issuance of shares under stock purchase and award plans	3	—	205	—	—	205	—	205
Repurchase of ordinary shares	(3)	—	(328)	—	—	(328)	—	(328)
Stock-based compensation		—	61	—	—	61	—	61
Cumulative effect of change in accounting principle(1)	—	—	—	(33)	—	(33)	—	(33)
July 26, 2019	1,341	$—	$26,470	$26,377	$(2,484)	$50,363	$134	$50,497

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 27, 2018	1,354	$—	$28,127	$24,379	$(1,786)	$50,720	$102	$50,822
Net income	—	—	—	1,075	—	1,075	2	1,077
Other comprehensive (loss)	—	—	—	—	(584)	(584)	—	(584)
Dividends to shareholders ($0.50 per ordinary share)	—	—	—	(677)	—	(677)	—	(677)
Issuance of shares under stock purchase and award plans	7	—	446	—	—	446	—	446
Repurchase of ordinary shares	(9)	—	(820)	—	—	(820)	—	(820)
Stock-based compensation	—	—	64	—	—	64	—	64
Changes to noncontrolling ownership interests	—	—	—	—	—	—	1	1
Cumulative effect of change in accounting principle(2)	—	—	—	(47)	47	—	—	—
July 27, 2018	1,352	$—	$27,817	$24,730	$(2,323)	$50,224	$105	$50,329
(1) See Note 2 to the consolidated financial statements for discussion regarding the adoption of accounting standards during the first quarter fiscal year 2020.
(2) The cumulative effect of change in accounting principle during the first quarter of fiscal year 2019 resulted from the adoption of accounting guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the adoption, the Company reclassified $47 million from accumulated other comprehensive loss to the opening balance of retained earnings as of April 28, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Operating Activities:
Net income	$877	$1,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	657	666
Provision for doubtful accounts	25	15
Deferred income taxes	18	3
Stock-based compensation	61	64
Loss on debt extinguishment	406	—
Other, net	58	3
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	319	138
Inventories, net	(122)	(180)
Accounts payable and accrued liabilities	(629)	85
Other operating assets and liabilities	(160)	(169)
Net cash provided by operating activities	1,510	1,702
Investing Activities:
Acquisitions, net of cash acquired	(145)	(104)
Additions to property, plant, and equipment	(301)	(291)
Purchases of investments	(1,669)	(982)
Sales and maturities of investments	1,569	2,020
Other investing activities	(5)	—
Net cash (used in) provided by investing activities	(551)	643
Financing Activities:
Change in current debt obligations, net	88	(505)
Issuance of long-term debt	5,567	—
Payments on long-term debt	(5,035)	(12)
Dividends to shareholders	(724)	(677)
Issuance of ordinary shares	210	450
Repurchase of ordinary shares	(333)	(824)
Other financing activities	(47)	(5)
Net cash used in financing activities	(274)	(1,573)
Effect of exchange rate changes on cash and cash equivalents	2	(61)
Net change in cash and cash equivalents	687	711
Cash and cash equivalents at beginning of period	4,393	3,669
Cash and cash equivalents at end of period	$5,080	$4,380

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$198	$348
Interest	86	55

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
The accompanying unaudited consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2019. The Company’s fiscal years 2020, 2019, and 2018 will end or ended on April 24, 2020, April 26, 2019, and April 27, 2018, respectively.
2. New Accounting Pronouncements
Recently Adopted
Leases
In February 2016, the FASB issued guidance which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This guidance also requires additional qualitative and quantitative lease related disclosures in the notes to the consolidated financial statements. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2020.
During the implementation of this recently adopted accounting standard, the Company elected the package of practical expedients available under the transition guidance that allowed an entity not to reassess whether any expired or existing contracts are or contain leases, the classification for any expired or existing leases or any initial direct costs for existing leases. Further, the Company made accounting policy elections to not apply the recognition requirements to short-term leases and to account for lease and nonlease components as a single lease component.
The adoption of this guidance resulted in the recognition of right-of-use asset and lease liabilities in an amount of approximately $1.0 billion, an immaterial cumulative-effect adjustment to retained earnings as of April 27, 2019, and expansion of lease related disclosures. The adoption of this guidance did not have a material impact on the Company's consolidated statements of income or consolidated statements of cash flows.
Others
In August 2017, the FASB issued guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted this guidance in the first quarter of fiscal year 2020. The adoption of this guidance resulted in expanded disclosures and did not have an impact on the Company's consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three months ended July 26, 2019 and July 27, 2018:

	Three months ended(1)
(in millions)	July 26, 2019	July 27, 2018
Cardiac Rhythm & Heart Failure	$1,382	$1,426
Coronary & Structural Heart	941	917
Aortic, Peripheral, & Venous	467	468
Cardiac and Vascular Group	2,790	2,811
Surgical Innovations	1,417	1,397
Respiratory, Gastrointestinal, & Renal	683	655
Minimally Invasive Therapies Group	2,100	2,052
Brain Therapies	740	674
Spine	658	652
Specialty Therapies	322	309
Pain Therapies	292	314
Restorative Therapies Group	2,012	1,949
Diabetes Group	592	572
Total	$7,493	$7,384
(1) Revenue amounts have intentionally been rounded to the nearest million and, therefore, may not sum.
During the first quarter of fiscal year 2020, the Company realigned its divisions within the Restorative Therapies Group, which included a movement of revenue from Transformative Solutions product lines previously included in Specialty Therapies to a product line under Brain Therapies. As a result, net sales for the three months ended July 27, 2018 have been recast to adjust for this realignment.
The table below illustrates net sales by market geography for each segment for the three months ended July 26, 2019 and July 27, 2018:

	U.S.(1)(4)		Non-U.S. Developed Markets(2)(4)		Emerging Markets(3)(4)
	Three months ended		Three months ended		Three months ended
(in millions)	July 26, 2019	July 27, 2018	July 26, 2019	July 27, 2018	July 26, 2019	July 27, 2018
Cardiac and Vascular Group	$1,361	$1,389	$930	$947	$499	$475
Minimally Invasive Therapies Group	913	857	791	828	396	367
Restorative Therapies Group	1,338	1,294	426	428	248	227
Diabetes Group	306	324	231	203	55	45
Total	$3,918	$3,864	$2,377	$2,406	$1,198	$1,114

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

(4)	Revenue amounts have intentionally been rounded to the nearest million and, therefore, may not sum.
The amount of revenue recognized reflects sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases of revenue. At July 26, 2019, $761 million of rebates were classified as other accrued expenses and $426 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. At April 26, 2019, $764 million of rebates were classified as other accrued expenses and $432 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. The Company includes obligations for returns in other accrued expenses in the consolidated balance sheets and the right-of-return asset in other current assets in the consolidated balance sheets. The right-of-return asset and liability at July 26, 2019 and April 26, 2019 were not material. For the three months ended July 26, 2019 and July 27, 2018, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue at July 26, 2019 and April 26, 2019 was $295 million and $315 million, respectively. At July 26, 2019 and April 26, 2019, $195 million and $211 million was included in other accrued expenses, respectively, and $100 million and $104 million was included in other liabilities, respectively. During the three months ended July 26, 2019, the Company recognized $98 million of revenue that was included in deferred revenue as of April 26, 2019.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 26, 2019, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $1.0 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
4. Acquisitions
The Company had acquisitions during the three months ended July 26, 2019 and July 27, 2018 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three months ended July 26, 2019 and July 27, 2018. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.
Fiscal Year 2020
The acquisition date fair value of net assets acquired in the first quarter of fiscal year 2020 was $206 million, consisting of $247 million of assets acquired and $41 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $91 million of technology-based intangible assets and $26 million of customer-related intangible assets with estimated useful lives of 8 years, $40 million of inventory, and $65 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $58 million of contingent consideration liabilities in connection with business combinations during the first quarter of fiscal year 2020, which are comprised of revenue milestone-based payments.
Additionally, in the first quarter of fiscal year 2020, adjustments were made to the allocation of the purchase price for the Company's acquisitions of Mazor Robotics and EPiX Therapeutics, Inc., which were acquired during fiscal year 2019. These adjustments primarily related to deferred taxes, which resulted in an increase to goodwill of $5 million. The measurement period for purchase accounting for these acquisitions will close during fiscal year 2020.
Fiscal Year 2019
The acquisition date fair value of net assets acquired in the first quarter of fiscal year 2019 was $150 million, consisting of $171 million of assets acquired and $21 million of liabilities assumed. Assets acquired were primarily comprised of $62 million of goodwill and $93 million of technology-based intangible assets with estimated useful lives ranging from 14 to 15 years.
Contingent Consideration
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within other operating (income) expense, net in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The fair value of contingent consideration at July 26, 2019 and April 26, 2019 was $269 million and $222 million, respectively. At July 26, 2019, $64 million was recorded in other accrued expenses and $205 million was recorded in other liabilities in the consolidated balance sheets. At April 26, 2019, $73 million was recorded in other accrued expenses and $149 million was recorded in other liabilities in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Beginning balance	$222	$173
Purchase price contingent consideration	58	35
Payments	(14)	(6)
Change in fair value	3	6
Ending balance	$269	$208

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

	Fair Value at
(in millions)	July 26, 2019	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5% - 32.5%
Revenue and other performance-based payments	$135	Discounted cash flow	Probability of payment	40% - 100%
			Projected fiscal year of payment	2020 - 2025
			Discount rate	5.5%
Product development and other milestone-based payments	$134	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2020 - 2027

5. Restructuring
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
The Company estimates that, in connection with its Enterprise Excellence restructuring program, it will recognize pre-tax exit and disposal costs and other costs across all segments of approximately $1.6 billion to $1.8 billion, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately half of the estimated charges are related to employee termination benefits. The remaining restructuring charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 26, 2019, the Company recognized $136 million in charges, partially offset by accrual adjustments of $12 million related to certain employees identified for termination finding other positions within Medtronic. Restructuring charges included $35 million recognized within cost of products sold and $42 million recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 27, 2018, the Company recognized $120 million in charges, partially offset by accrual adjustments related to certain employees identified for termination finding other positions within Medtronic. For the three months ended July 27, 2018, restructuring charges included $15 million recognized within cost of products sold and $36 million recognized within selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the three months ended July 26, 2019:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-Downs(2)	Other Costs	Total
April 26, 2019	$101	$9	$—	$12	$122
Charges	52	71	6	7	136
Cash payments	(58)	(62)	—	(7)	(127)
Settled non-cash	—	—	(6)	—	(6)
Accrual adjustments	(5)	—	—	(7)	(12)
July 26, 2019	$90	$18	$—	$5	$113

(1)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(2)	Recognized within cost of products sold in the consolidated statements of income.
6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. For information regarding the valuation techniques and inputs used in the fair value measurements, refer to Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2019.
The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 26, 2019 and April 26, 2019:

	July 26, 2019
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$549	$8	$—	$557	$557	$—
Level 2:
Corporate debt securities	3,123	30	(13)	3,140	3,140	—
U.S. government and agency securities	788	—	(2)	786	786	—
Mortgage-backed securities	578	8	(14)	572	572	—
Non-U.S. government and agency securities	11	—	—	11	11	—
Other asset-backed securities	537	3	(3)	537	537	—
Total Level 2	5,037	41	(32)	5,046	5,046	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$5,633	$49	$(35)	$5,647	$5,603	$44

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 26, 2019 and April 26, 2019:

	July 26, 2019
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$62	$—	$311	$(2)
Corporate debt securities	535	(8)	371	(5)
Mortgage-backed securities	79	(1)	113	(13)
Non-U.S. government and agency securities	3	—	—	—
Other asset-backed securities	193	(2)	112	(1)
Auction rate securities	—	—	44	(3)
Total	$872	$(11)	$951	$(24)

	April 26, 2019
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$130	$(1)	$649	$(13)
Corporate debt securities	582	(5)	1,153	(16)
Mortgage-backed securities	73	(1)	250	(19)
Other asset-backed securities	290	(2)	85	(1)
Auction rate securities	—	—	44	(3)
Total	$1,075	$(9)	$2,181	$(52)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended July 26, 2019 and July 27, 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

There were no purchases, sales, settlements, or gains or losses recognized in earnings or other comprehensive income for available-for-sale securities classified as Level 3 during the three months ended July 26, 2019 and July 27, 2018.
Activity related to the Company’s debt securities portfolio is as follows:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Proceeds from sales	$1,567	$1,112
Gross realized gains	4	6
Gross realized losses	(8)	(7)

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
At July 26, 2019 and April 26, 2019, the credit loss portion of other-than-temporary impairments on debt securities was not significant. No available for sale securities were sold for significantly less than carrying value during the three months ended July 26, 2019 and July 27, 2018.
The July 26, 2019 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 26, 2019
Due in one year or less	$1,157
Due after one year through five years	2,407
Due after five years through ten years	2,030
Due after ten years	53
Total	$5,647

Equity Securities, Equity Method Investments, and Other Investments
The Company holds investments in equity securities without readily determinable fair values, investments accounted for under the equity method, and other investments. Equity method investments and investments without readily determinable fair values are included within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the investees, including financial statements, market participant valuations from recent and proposed equity offerings, and other third-party data.
The following table summarizes the Company's equity and other investments at July 26, 2019 and April 26, 2019, which are classified as other assets in the consolidated balance sheets:

(in millions)	July 26, 2019	April 26, 2019
Investments without readily determinable fair values	$308	$308
Equity method and other investments	64	64
Total equity and other investments	$372	$372

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Proceeds from sales	$2	$908
Gross gains	—	114
Gross losses	—	(16)
Recognized impairment losses	(1)	—

There were no realized or unrealized losses recognized during the three months ended July 26, 2019. Net gains recognized during the three months ended July 27, 2018 were $98 million, comprised of $45 million of net realized gains on equity investments sold during the period and $53 million of net unrealized gains on equity and other investments held at July 27, 2018. The Company did not recognize any significant impairment charges related to equity investments during the three months ended July 26, 2019 and July 27, 2018.
7. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. No commercial paper was outstanding at both July 26, 2019 and April 26, 2019. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. At July 26, 2019 and April 26, 2019, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company was in compliance with at July 26, 2019.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 26, 2019	April 26, 2019
Current debt obligations	2020	$1,458	$838

Long-term debt
0.000 percent two-year 2019 senior notes	2021	1,673	1,681
Floating rate two-year 2019 senior notes	2021	836	560
4.125 percent ten-year 2011 senior notes	2021	—	500
3.150 percent seven-year 2015 senior notes	2022	1,534	2,500
3.125 percent ten-year 2012 senior notes	2022	—	675
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
0.375 percent four-year 2019 senior notes	2023	1,673	1,681
2.750 percent ten-year 2013 senior notes	2023	531	530
0.000 percent four-year 2019 senior notes	2023	836	—
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	432	850
3.500 percent ten-year 2015 senior notes	2025	2,700	4,000
0.250 percent seven-year 2019 senior notes	2026	1,115	—
1.125 percent eight-year 2019 senior notes	2027	1,673	1,681
3.350 percent ten-year 2017 senior notes	2027	368	850
1.625 percent twelve-year 2019 senior notes	2031	1,115	1,121
1.000 percent thirteen-year 2019 senior notes	2032	1,115	—
4.375 percent twenty-year 2015 senior notes	2035	1,933	2,382
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	284
2.250 percent twenty-year 2019 senior notes	2039	1,115	1,121
6.500 percent thirty-year 2009 senior notes	2039	158	183
5.550 percent thirty-year 2010 senior notes	2040	224	306
1.500 percent twenty-year 2019 senior notes	2040	1,115	—
4.500 percent thirty-year 2012 senior notes	2042	105	129
4.000 percent thirty-year 2013 senior notes	2043	305	325
4.625 percent thirty-year 2014 senior notes	2044	127	177
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,963
1.750 percent thirty-year 2019 senior notes	2050	1,115	—
Bank borrowings	2021 - 2022	80	83
Debt (discount) premium, net	2020 - 2050	(16)	29
Finance lease obligations	2021 - 2033	32	10
Interest rate swaps	N/A	—	9
Deferred financing costs	2020 - 2050	(116)	(104)
Long-term debt		$24,804	$24,486

Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at July 26, 2019.
In June 2019, Medtronic Luxco issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €5.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2050, resulting in cash proceeds of approximately $5.6 billion, net of discounts and issuance costs. The issuance included €250 million of floating rate Senior Notes due in fiscal year 2021, €750 million of 0.000 percent Senior Notes due in fiscal year 2023, €1.0 billion of 0.250 percent Senior Notes due in fiscal year 2026, €1.0 billion of 1.000 percent Senior Notes due in fiscal year 2032, €1.0 billion of 1.500 percent Senior Notes due in fiscal year 2040, and €1.0 billion of 1.750 percent Senior Notes due in fiscal year 2050. The Company used the net proceeds of the offering to fund the cash tender offer and early redemption, described below. The Euro-denominated debt is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding the net investment hedge.
The Company completed the cash tender offer of $4.6 billion of Medtronic Inc., CIFSA, and Medtronic Luxco Senior Notes for $5.0 billion of total consideration in July 2019. The Company recognized a loss on debt extinguishment of $413 million during the three months ended July 26, 2019, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment also includes a $16 million charge for the estimated early redemption premium for $533 million of senior notes which were redeemed in August 2019. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income.
Financial Instruments Not Measured at Fair Value
At July 26, 2019, the estimated fair value of the Company’s Senior Notes was $27.8 billion compared to a principal value of $25.9 billion. At April 26, 2019, the estimated fair value was $26.2 billion compared to a principal value of $25.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $10.8 billion and $11.1 billion at July 26, 2019 and April 26, 2019, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's currency exchange rate contracts outstanding at July 26, 2019 and April 26, 2019 was $4.2 billion and $4.3 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at July 26, 2019 and April 26, 2019 was $201 million and $191 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amounts and classification of the gains (losses) in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three months ended July 26, 2019 and July 27, 2018 were as follows:

		Three months ended
(in millions)	Classification	July 26, 2019	July 27, 2018
Currency exchange rate contracts	Other operating (income) expense, net	$(6)	$130
Total return swaps	Other operating (income) expense, net	5	11
Total		$(1)	$141

Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 26, 2019 and April 26, 2019 was $6.7 billion and $6.8 billion, respectively, and will mature within the subsequent two-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating (income) expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during the three months ended July 26, 2019 and July 27, 2018.
The amount of the gains (losses) recognized in AOCI related to the currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 26, 2019 and July 27, 2018 were as follows:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Currency exchange rate contracts	$27	$270

The amount of the gains (losses) recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for the three months ended July 26, 2019 and July 27, 2018 were as follows:

	Three months ended
	July 26, 2019	July 27, 2018
(in millions)	Other operating (income) expense, net	Other operating (income) expense, net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow hedges are recorded	$(22)	$151

Currency exchange rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	57	(3)

Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For the three months ended July 26, 2019 and July 27, 2018 the reclassifications of net gains (losses) on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At July 26, 2019 and April 26, 2019 the Company had $187 million and $194 million, respectively, in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $164 million of after-tax net unrealized gains at July 26, 2019 will be recognized in the consolidated statements of income over the next 12 months.
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
At July 26, 2019 the Company had no interest rate swaps outstanding designated as fair value hedges, as the Company terminated previously held swaps in connection with the tender and early redemption of the underlying senior notes. At April 26, 2019, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
The gain recognized upon termination of the interest rate swaps was not significant for the three months ended July 26, 2019. At April 26, 2019, the market value of outstanding interest rate swap agreements was an unrealized gain of $9 million. The amounts were recorded in other assets, with the offsets recorded in long-term debt on the consolidated balance sheets.
The Company did not recognize any gains or losses during the three months ended July 26, 2019 and July 27, 2018 on firm commitments that no longer qualify as fair value hedges.
The following amounts were recorded on the consolidated balance sheet related to the cumulative basis adjustments for fair value hedges:

(in millions)	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Location on the Consolidated Balance Sheet	July 26, 2019	April 26, 2019	July 26, 2019	April 26, 2019
Long-term debt	$—	$(1,175)	$—	$9

Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At July 26, 2019, the Company had €12.0 billion, or $13.4 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations. These non-derivative instruments will mature in fiscal years 2021 through 2050.
Additionally, during the first quarter of fiscal year 2020, the Company entered into and settled forward currency exchange rate contracts to manage the exposure to exchange rate movements in anticipation of the issuance of Euro-denominated senior notes. Certain of these forward currency exchange rate contracts were designated as a net investment hedge of certain of the Company's European operations. These contracts matured in conjunction with the issuance of Euro-denominated debt in the first quarter of fiscal year 2020.
For instruments that are designated and qualify as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings in the same period as a liquidation event or upon deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in other operating (income) expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At July 26, 2019 and April 26, 2019 the Company had $70 million and $169 million, respectively, in after-tax unrealized losses associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized losses at July 26, 2019 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during the three months ended July 26, 2019 or July 27, 2018 on instruments that no longer qualify as net investment hedges.
The amount and classifications of the gains recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge effectiveness were as follows:

		Three months ended
(in millions)	Classification	July 26, 2019	July 27, 2018
Net investment hedges	Other operating (income) expense, net	$(7)	$—

The amount of the gains recognized in AOCI related to instruments designated as net investment hedges for the three months ended July 26, 2019 and July 27, 2018 were as follows:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Net investment hedges	$99	$—

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 26, 2019 and April 26, 2019. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	July 26, 2019
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$212	Other accrued expenses	$8
Currency exchange rate contracts	Other assets	80	Other liabilities	4
Total derivatives designated as hedging instruments		292		12
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	16	Other accrued expenses	21
Total return swap	Other current assets	5	Other accrued expenses	—
Cross currency interest rate contracts	Other current assets	5	Other accrued expenses	—
Total derivatives not designated as hedging instruments		26		21
Total derivatives		$318		$33

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 26, 2019
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$234	Other accrued expenses	$1
Interest rate contracts	Other assets	9	Other liabilities	—
Currency exchange rate contracts	Other assets	78	Other liabilities	1
Total derivatives designated as hedging instruments		321		2
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	23	Other accrued expenses	17
Total return swaps	Other current assets	15	Other accrued expenses	—
Cross currency interest rate contracts	Other current assets	6	Other accrued expenses	—
Total derivatives not designated as hedging instruments		44		17
Total derivatives		$365		$19

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 26, 2019		April 26, 2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$308	$10	$335	$30
Derivative liabilities	33	—	19	—

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

	July 26, 2019
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$308	$(19)	$(5)	$284
Total return swaps	5	—	—	5
Cross currency interest rate contracts	5	—	—	5
	318	(19)	(5)	294
Derivative liabilities:
Currency exchange rate contracts	(33)	19	—	(14)
Total return swaps	—	—	—	—
	(33)	19	—	(14)
Total	$285	$—	$(5)	$280

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 26, 2019
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$335	$(9)	$(43)	$283
Interest rate contracts	9	—	(1)	8
Total return swaps	15	—	—	15
Cross currency interest rate contracts	6	—	—	6
	365	(9)	(44)	312
Derivative liabilities:
Currency exchange rate contracts	(19)	9	—	(10)
	(19)	9	—	(10)
Total	$346	$—	$(44)	$302

9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	July 26, 2019	April 26, 2019
Finished goods	$2,628	$2,476
Work in-process	569	572
Raw materials	735	705
Total	$3,932	$3,753

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 26, 2019	$6,854	$20,381	$10,821	$1,903	$39,959
Goodwill as a result of acquisitions	—	—	65	—	65
Purchase accounting adjustments	6	1	(2)	—	5
Currency translation and other	6	56	(9)	—	53
July 26, 2019	$6,866	$20,438	$10,875	$1,903	$40,082

The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three months ended July 26, 2019 or July 27, 2018.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 26, 2019		April 26, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,968	$(4,337)	$16,944	$(4,095)
Purchased technology and patents	10,792	(4,059)	11,405	(4,570)
Trademarks and tradenames	464	(220)	570	(324)
Other	74	(51)	85	(59)
Total	$28,298	$(8,667)	$29,004	$(9,048)
Indefinite-lived:
IPR&D	$603	$—	$604	$—

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset charges during the three months ended July 26, 2019. The Company recognized $61 million of definite-lived intangible asset charges during the three months ended July 27, 2018, in connection with the exit of a business within the Cardiac and Vascular Group segment, which were recognized in other operating (income) expense, net in the consolidated statements of income.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company did not recognize any indefinite-lived intangibles impairments during the three months ended July 26, 2019 or July 27, 2018. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation a certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 26, 2019 was $440 million as compared to $446 million for the three months ended July 27, 2018. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 26, 2019, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2020	$1,315
2021	1,738
2022	1,698
2023	1,630
2024	1,593
2025	1,560

11. Income Taxes
The Company’s effective tax rate for the three months ended July 26, 2019 was 10.2 percent, as compared to 8.7 percent for the three months ended July 27, 2018. The increase in the effective tax rate for the three months ended July 26, 2019, as compared to the corresponding period in the prior fiscal year, was due to the impact of the lapse of federal statutes of limitations in the prior year, and year-over-year changes in operational results by jurisdiction.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Certain Tax Adjustments
During the three months ended July 26, 2019, the net benefit from certain tax adjustments of $30 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A net benefit of $30 million related to U.S. Treasury’s issuance of certain Final Regulations associated with U.S. Tax Reform. The primary impact of these regulations resulted in the Company re-establishing its permanently reinvested assertion on certain foreign earnings and reversing the previously accrued tax liability. This benefit was partially offset by additional tax associated with a previously executed internal reorganization of certain foreign subsidiaries.

During the three months ended July 27, 2018, the net benefit from certain tax adjustments of $29 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A benefit of $50 million associated with the transition tax liability recorded in connection with U.S. Tax Reform.

•
A charge of $21 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate due to U.S. Tax Reform and the sale of U.S. manufactured inventory held as of April 27, 2018.

The Company records tax liabilities in the consolidated financial statements for amounts that it expects to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that are considered permanently reinvested. The Company had removed its permanently reinvested assertion on the undistributed earnings of certain foreign subsidiaries with a U.S. parent which were subject to the transition tax and all earnings of these subsidiaries through April 27, 2018.  As a result of the issuance of Final Regulations during the quarter, the Company reestablished its permanently reinvested assertion for certain pre-April 27, 2018 earnings that were not subjected to the transition tax.
At July 26, 2019 and April 26, 2019, the Company's gross unrecognized tax benefits were $1.9 billion and $1.8 billion, respectively. In addition, the Company had accrued gross interest and penalties of $186 million at July 26, 2019. If all the Company’s unrecognized tax benefits were recognized, approximately $1.8 billion would impact the Company’s effective tax rate. At both July 26, 2019 and April 26, 2019, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 26, 2019	July 27, 2018
Numerator:
Net income attributable to ordinary shareholders	$864	$1,075
Denominator:
Basic – weighted average shares outstanding	1,340.8	1,352.7
Effect of dilutive securities:
Employee stock options	6.9	8.4
Employee restricted stock units	3.5	3.6
Other	0.7	0.7
Diluted – weighted average shares outstanding	1,351.9	1,365.4

Basic earnings per share	$0.64	$0.79
Diluted earnings per share	$0.64	$0.79

The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 3 million and 6 million ordinary shares for the three months ended July 26, 2019 and July 27, 2018, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three months ended July 26, 2019 and July 27, 2018:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Stock options	$9	$18
Restricted stock	42	36
Employee stock purchase plan	10	10
Total stock-based compensation expense	$61	$64

Cost of products sold	$6	$6
Research and development expense	7	8
Selling, general, and administrative expense	48	50
Total stock-based compensation expense	61	64
Income tax benefits	(10)	(11)
Total stock-based compensation expense, net of tax	$51	$53

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 26, 2019 and July 27, 2018:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	July 26, 2019	July 27, 2018	July 26, 2019	July 27, 2018
Service cost	$26	$27	$15	$15
Interest cost	32	33	7	7
Expected return on plan assets	(56)	(54)	(15)	(14)
Amortization of net actuarial loss	14	19	3	3
Net periodic benefit cost	$16	$25	$10	$11

Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
15. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment. The Company determines whether a contract is a lease or contains a lease at inception date. Upon commencement, the Company recognizes a right-of-use asset and lease liability. Right-of-use assets represent the Company's right to use the underlying asset for the lease term. Lease liabilities are the Company's obligation to make the lease payments arising from a lease. As the Company’s leases typically do not provide an implicit rate, the Company’s lease liabilities are measured on a discounted basis using the Company's incremental borrowing rate. Lease terms used in the recognition of right-of-use assets and lease liabilities include only options to extend the lease that are reasonably certain to be exercised. Additionally, lease terms underlying the right-of-use assets and lease liabilities consider terminations that are reasonably certain to be executed.
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for the three months ended July 26, 2019 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases are not material to the consolidated financial statements at or for the three months ended July 26, 2019. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
Additionally, from time to time, the Company subleases portions of its real-estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the three months ended July 26, 2019.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use asset and lease liability at July 26, 2019:

(in millions)	Balance Sheet Classification	July 26, 2019
Right-of-use assets	Other assets	$948
Current liability	Other accrued expenses	183
Non-current liability	Other liabilities	795

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at July 26, 2019:

July 26, 2019
Weighted-average remaining lease term	7.5 years
Weighted-average discount rate	3.0%
The following table summarizes the components of our total operating lease cost for the three months ended July 26, 2019:

Three months ended
(in millions)	July 26, 2019
Operating lease cost	$55
Short-term lease cost	11
Total operating lease cost	$66
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended July 26, 2019:

Three months ended
(in millions)	July 26, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$57
Right-of-use assets obtained in exchange for new operating lease liabilities	49

The following table summarizes the maturities of the Company's operating leases at July 26, 2019:

(in millions) Fiscal Year	Operating Leases
Remaining 2020	$152
2021	184
2022	153
2023	132
2024	111
Thereafter	432
Total expected lease payments	1,164
Less: Imputed interest	(186)
Total lease liability	$978

The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income and the related assets and lease maturities are not material to the consolidated financial statements at or for the three months ended July 26, 2019.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2019, minimum payments under non-cancelable operating leases at April 26, 2019 were:

(in millions) Fiscal Year	Operating Leases
2020	$216
2021	157
2022	103
2023	61
2024	34
Thereafter	81
Total minimum lease payments	$652

16. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2019	$(45)	$(1,383)	$(169)	$(1,308)	$194	$(2,711)
Other comprehensive income before reclassifications	51	66	99	—	26	242
Reclassifications	5	—	—	13	(33)	(15)
Other comprehensive income (loss)	56	66	99	13	(7)	227
July 26, 2019	$11	$(1,317)	$(70)	$(1,295)	$187	$(2,484)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 27, 2018	$(194)	$(11)	$(257)	$(1,117)	$(207)	$(1,786)
Other comprehensive (loss) income before reclassifications	—	(824)	—	—	209	(615)
Reclassifications	—	—	—	27	4	31
Other comprehensive (loss) income	—	(824)	—	27	213	(584)
Cumulative effect of change in accounting principle(1)	47	—	—	—	—	47
July 27, 2018	$(147)	$(835)	$(257)	$(1,090)	$6	$(2,323)

(1) The cumulative effect of change in accounting principle during the first quarter of fiscal year 2019 resulted from the adoption of accounting guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the adoption, the Company reclassified $47 million from accumulated other comprehensive loss to the opening balance of retained earnings as of April 28, 2018.
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the three months ended July 26, 2019 was a benefit of $1 million. There was no income tax on gains and losses on investment securities for the three months ended July 27, 2018. During the three months ended July 26, 2019, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $1 million. There was no income tax on realized gains and losses on investment securities reclassified from AOCI for the three months ended July 27, 2018. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the three months ended July 26, 2019, there was no income tax on cumulative translation adjustments. For the three months ended July 27, 2018, the income tax benefit on cumulative translation adjustments was $5 million.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended July 26, 2019 and July 27, 2018, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes net amortization of actuarial losses included in net periodic benefit cost. During the three months ended July 26, 2019 and July 27, 2018, there were no income tax impacts on the net change in retirement obligations in other comprehensive income before reclassifications. During the three months ended July 26, 2019 and July 27, 2018, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $3 million and $5 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the three months ended July 26, 2019 and July 27, 2018 was an expense of $1 million and $60 million, respectively. During the three months ended July 26, 2019 and July 27, 2018, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $11 million and $1 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating (income) expense, net, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. At July 26, 2019 and April 26, 2019, accrued litigation was approximately $0.5 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 15,800 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of August 7, 2019, the Company had reached agreements to settle approximately 15,400 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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
Following a trial in March 2002, the Court held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company’s predecessor was liable for the cost of performing a study of the River and Bay. Following a second trial in June 2014, the Court ordered that further engineering study and engineering design work was needed to determine the nature and extent of remediation in the Penobscot River and Bay. The Court also appointed an engineering firm to conduct such studies and issue a report on potential remediation alternatives. In connection with these proceedings, reports have been produced including a variety of cost estimates for a variety of potential remedial options. A third trial to determine the course of remediation to be pursued is scheduled to occur in February of 2020.
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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and on June 9, 2016, issued its opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal occurred on March 14, 2018. The 8th Circuit Court of Appeals issued their opinion on August 16, 2018, and remanded the case back to the U.S. Tax Court for additional factual findings. U.S. Tax Court trial is scheduled to occur in April of 2020.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Refer to Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2019 for additional information.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company’s management evaluates performance of the segments and allocates resources based on segment operating profit. Segment operating profit represents income before income taxes, excluding interest expense, amortization of intangible assets, centralized distribution costs, non-operating income or expense items, certain corporate charges, and other items not allocated to the segments. The financial information that is regularly reviewed by the Company's chief operating decision maker to assess performance and allocate resources changed during the first quarter of fiscal year 2020 to remove the impact of non-service pension and post-retirement benefit costs from segment results. This change did not have a material impact on the segment results reviewed. As a result of the change, the Company has revised the disclosure for the prior period to align with the current presentation.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2019. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Net Sales

	Three months ended (1)
(in millions)	July 26, 2019	July 27, 2018
Cardiac and Vascular Group	$2,790	$2,811
Minimally Invasive Therapies Group	2,100	2,052
Restorative Therapies Group	2,012	1,949
Diabetes Group	592	572
Total	$7,493	$7,384

(1) The data in this schedule has been intentionally rounded to the nearest million and, therefore, may not sum.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Segment Operating Profit

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Cardiac and Vascular Group	$1,055	$1,049
Minimally Invasive Therapies Group	771	776
Restorative Therapies Group	793	766
Diabetes Group	149	172
Segment operating profit	2,768	2,763
Interest expense	(609)	(242)
Other non-operating income, net	101	186
Amortization of intangible assets	(440)	(446)
Corporate	(307)	(303)
Centralized distribution costs	(345)	(446)
Restructuring and associated costs	(124)	(113)
Acquisition-related items	(19)	(36)
Certain litigation charges	(47)	(103)
Exit of businesses	—	(80)
Debt tender premium and other charges	7	—
Medical device regulations	(8)	—
Income before income taxes	$977	$1,180

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 26, 2019 and July 27, 2018 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Ireland	$20	$22

United States	3,918	3,864
Rest of world	3,555	3,498
Total other countries, excluding Ireland	7,473	7,362
Total	$7,493	$7,384

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
The following presents the Company’s consolidating statements of comprehensive income for the three months ended July 26, 2019 and July 27, 2018, condensed consolidating balance sheets at July 26, 2019 and April 26, 2019, and condensed consolidating statements of cash flows for the three months ended July 26, 2019 and July 27, 2018. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
During the three months ended July 26, 2019, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$426	$—	$7,493	$(426)	$7,493

Costs and expenses:
Cost of products sold	—	326	—	2,351	(311)	2,366
Research and development expense	—	168	—	419	—	587
Selling, general, and administrative expense	2	378	—	2,163	—	2,543
Amortization of intangible assets	—	3	—	437	—	440
Restructuring charges, net	—	3	—	44	—	47
Certain litigation charges	—	5	—	42	—	47
Other operating expense (income), net	13	(439)	(7)	500	(89)	(22)
Operating profit (loss)	(15)	(18)	7	1,537	(26)	1,485
Other non-operating (income) expense, net	—	(61)	(245)	(404)	609	(101)
Interest expense	145	712	164	197	(609)	609
Equity in net (income) loss of subsidiaries	(1,022)	(610)	(934)	—	2,566	—
Income (loss) before income taxes	862	(59)	1,022	1,744	(2,592)	977
Income tax (benefit) provision	(2)	(129)	—	231	—	100
Net income (loss)	864	70	1,022	1,513	(2,592)	877
Net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Net income (loss) attributable to Medtronic	864	70	1,022	1,500	(2,592)	864
Other comprehensive income (loss), net of tax	227	46	227	108	(381)	227
Comprehensive income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Total comprehensive income (loss)	$1,091	$116	$1,249	$1,608	$(2,973)	$1,091

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 27, 2018
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$362	$—	$7,384	$(362)	$7,384

Costs and expenses:
Cost of products sold	—	273	—	2,168	(237)	2,204
Research and development expense	—	168	—	417	—	585
Selling, general, and administrative expense	3	366	—	2,228	—	2,597
Amortization of intangible assets	—	2	—	444	—	446
Restructuring charges, net	—	10	—	52	—	62
Certain litigation charges	—	78	—	25	—	103
Other operating expense (income), net	—	(259)	—	511	(101)	151
Operating profit (loss)	(3)	(276)	—	1,539	(24)	1,236
Other non-operating (income) expense, net	—	(160)	(164)	(504)	642	(186)
Interest expense	99	465	103	217	(642)	242
Equity in net (income) loss of subsidiaries	(1,175)	(814)	(1,114)	—	3,103	—
Income (loss) before income taxes	1,073	233	1,175	1,826	(3,127)	1,180
Income tax (benefit) provision	(2)	(104)	—	209	—	103
Net income (loss)	1,075	337	1,175	1,617	(3,127)	1,077
Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,075	337	1,175	1,615	(3,127)	1,075
Other comprehensive (loss) income, net of tax	(584)	(507)	(584)	(604)	1,695	(584)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$491	$(170)	$591	$1,011	$(1,432)	$491

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$15	$93	$4,972	$—	$5,080
Investments	—	—	—	5,603	—	5,603
Accounts receivable, net	—	—	—	5,894	—	5,894
Inventories, net	—	184	—	3,998	(250)	3,932
Intercompany receivable	80	9,837	5	30,756	(40,678)	—
Other current assets	16	212	3	1,965	—	2,196
Total current assets	96	10,248	101	53,188	(40,928)	22,705
Property, plant, and equipment, net	—	1,508	—	3,203	—	4,711
Goodwill	—	2,009	—	38,073	—	40,082
Other intangible assets, net	—	96	—	20,138	—	20,234
Tax assets	—	494	—	1,051	—	1,545
Investment in subsidiaries	65,549	72,421	66,048	—	(204,018)	—
Intercompany loans receivable	3,000	21	29,017	25,238	(57,276)	—
Other assets	—	308	—	1,683	—	1,991
Total assets	$68,645	$87,105	$95,166	$142,574	$(302,222)	$91,268
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$1,033	$—	$425	$—	$1,458
Accounts payable	—	492	—	1,414	—	1,906
Intercompany payable	—	21,093	9,662	9,923	(40,678)	—
Accrued compensation	12	532	—	963	—	1,507
Accrued income taxes	—	—	—	500	—	500
Other accrued expenses	20	467	39	2,621	—	3,147
Total current liabilities	32	23,617	9,701	15,846	(40,678)	8,518
Long-term debt	—	9,780	13,601	1,423	—	24,804
Accrued compensation and retirement benefits	—	1,070	—	570	—	1,640
Accrued income taxes	10	709	—	2,154	—	2,873
Intercompany loans payable	18,240	9,011	13,320	16,705	(57,276)	—
Deferred tax liabilities	—	—	—	1,346	—	1,346
Other liabilities	—	223	—	1,367	—	1,590
Total liabilities	18,282	44,410	36,622	39,411	(97,954)	40,771
Shareholders’ equity	50,363	42,695	58,544	103,029	(204,268)	50,363
Noncontrolling interests	—	—	—	134	—	134
Total equity	50,363	42,695	58,544	103,163	(204,268)	50,497
Total liabilities and equity	$68,645	$87,105	$95,166	$142,574	$(302,222)	$91,268

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$18	$1	$4,374	$—	$4,393
Investments	—	—	—	5,455	—	5,455
Accounts receivable, net	—	—	—	6,222	—	6,222
Inventories, net	—	188	—	3,792	(227)	3,753
Intercompany receivable	40	9,407	6	19,170	(28,623)	—
Other current assets	10	190	3	1,941	—	2,144
Total current assets	50	9,803	10	40,954	(28,850)	21,967
Property, plant, and equipment, net	—	1,480	—	3,195	—	4,675
Goodwill	—	2,009	—	37,950	—	39,959
Other intangible assets, net	—	99	—	20,461	—	20,560
Tax assets	—	568	—	951	—	1,519
Investment in subsidiaries	64,352	71,129	65,012	—	(200,493)	—
Intercompany loans receivable	3,000	21	27,858	35,398	(66,277)	—
Other assets	—	216	—	798	—	1,014
Total assets	$67,402	$85,325	$92,880	$139,707	$(295,620)	$89,694
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$338	$—	$838
Accounts payable	—	481	—	1,472	—	1,953
Intercompany payable	—	11,971	7,200	9,452	(28,623)	—
Accrued compensation	3	913	—	1,273	—	2,189
Accrued income taxes	—	—	—	567	—	567
Other accrued expenses	20	331	53	2,521	—	2,925
Total current liabilities	23	14,196	7,253	15,623	(28,623)	8,472
Long-term debt	—	14,418	8,621	1,447	—	24,486
Accrued compensation and retirement benefits	—	1,069	—	582	—	1,651
Accrued income taxes	10	692	—	2,136	—	2,838
Intercompany loans payable	17,278	12,613	19,682	16,704	(66,277)	—
Deferred tax liabilities	—	—	—	1,278	—	1,278
Other liabilities	—	133	—	624	—	757
Total liabilities	17,311	43,121	35,556	38,394	(94,900)	39,482
Shareholders' equity	50,091	42,204	57,324	101,192	(200,720)	50,091
Noncontrolling interests	—	—	—	121	—	121
Total equity	50,091	42,204	57,324	101,313	(200,720)	50,212
Total liabilities and equity	$67,402	$85,325	$92,880	$139,707	$(295,620)	$89,694

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(115)	$(803)	$150	$2,278	$—	$1,510
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(145)	—	(145)
Additions to property, plant, and equipment	—	(74)	—	(227)	—	(301)
Purchases of investments	—	—	—	(1,669)	—	(1,669)
Sales and maturities of investments	—	—	—	1,569	—	1,569
Other investing activities	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	(74)	(5)	(472)	—	(551)
Financing Activities:
Change in current debt obligations, net	—	—	—	88	—	88
Issuance of long-term debt	—	—	5,567	—	—	5,567
Payments on long-term debt	—	(4,463)	(515)	(57)	—	(5,035)
Dividends to shareholders	(724)	—	—	—	—	(724)
Issuance of ordinary shares	210	—	—	—	—	210
Repurchase of ordinary shares	(333)	—	—	—	—	(333)
Net intercompany loan borrowings (repayments)	962	5,337	(5,058)	(1,241)	—	—
Other financing activities	—	—	(47)	—	—	(47)
Net cash provided by (used in) financing activities	115	874	(53)	(1,210)	—	(274)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
Net change in cash and cash equivalents	—	(3)	92	598	—	687
Cash and cash equivalents at beginning of period	—	18	1	4,374	—	4,393
Cash and cash equivalents at end of period	$—	$15	$93	$4,972	$—	$5,080

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,493	$—	$7,493

Costs and expenses:
Cost of products sold	—	—	—	2,366	—	2,366
Research and development expense	—	—	—	587	—	587
Selling, general, and administrative expense	2	—	—	2,541	—	2,543
Amortization of intangible assets	—	—	—	440	—	440
Restructuring charges, net	—	—	—	47	—	47
Certain litigation charges	—	—	—	47	—	47
Other operating expense (income), net	13	—	(7)	(28)	—	(22)
Operating profit (loss)	(15)	—	7	1,493	—	1,485
Other non-operating (income) expense, net	—	(63)	(253)	(397)	612	(101)
Interest expense	145	221	165	690	(612)	609
Equity in net (income) loss of subsidiaries	(1,022)	(968)	(927)	—	2,917	—
Income (loss) before income taxes	862	810	1,022	1,200	(2,917)	977
Income tax (benefit) provision	(2)	—	—	102	—	100
Net income (loss)	864	810	1,022	1,098	(2,917)	877
Net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Net income (loss) attributable to Medtronic	864	810	1,022	1,085	(2,917)	864
Other comprehensive income (loss), net of tax	227	84	227	128	(439)	227
Comprehensive income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Total comprehensive income (loss)	$1,091	$894	$1,249	$1,213	$(3,356)	$1,091

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended July 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,384	$—	$7,384

Costs and expenses:
Cost of products sold	—	—	—	2,204	—	2,204
Research and development expense	—	—	—	585	—	585
Selling, general, and administrative expense	3	—	1	2,593	—	2,597
Amortization of intangible assets	—	—	—	446	—	446
Restructuring charges, net	—	—	—	62	—	62
Certain litigation charges	—	—	—	103	—	103
Other operating expense, net	—	—	—	146	5	151
Operating profit (loss)	(3)	—	(1)	1,245	(5)	1,236
Other non-operating (income) expense, net	—	(11)	(170)	(273)	268	(186)
Interest expense	99	21	103	287	(268)	242
Equity in net (income) loss of subsidiaries	(1,175)	(972)	(1,109)	—	3,256	—
Income (loss) before income taxes	1,073	962	1,175	1,231	(3,261)	1,180
Income tax (benefit) provision	(2)	—	—	105	—	103
Net income (loss)	1,075	962	1,175	1,126	(3,261)	1,077
Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,075	962	1,175	1,124	(3,261)	1,075
Other comprehensive (loss) income, net of tax	(584)	(40)	(584)	(584)	1,208	(584)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$491	$922	$591	$540	$(2,053)	$491

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
July 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$93	$4,987	$—	$5,080
Investments	—	—	—	5,603	—	5,603
Accounts receivable, net	—	—	—	5,894	—	5,894
Inventories, net	—	—	—	3,932	—	3,932
Intercompany receivable	80	—	1,381	9,690	(11,151)	—
Other current assets	16	—	3	2,177	—	2,196
Total current assets	96	—	1,477	32,283	(11,151)	22,705
Property, plant, and equipment, net	—	—	—	4,711	—	4,711
Goodwill	—	—	—	40,082	—	40,082
Other intangible assets, net	—	—	—	20,234	—	20,234
Tax assets	—	—	—	1,545	—	1,545
Investment in subsidiaries	65,549	57,719	64,661	—	(187,929)	—
Intercompany loans receivable	3,000	3,989	29,017	40,447	(76,453)	—
Other assets	—	—	—	1,991	—	1,991
Total assets	$68,645	$61,708	$95,155	$141,293	$(275,533)	$91,268
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$1,458	$—	$1,458
Accounts payable	—	—	—	1,906	—	1,906
Intercompany payable	—	1,316	9,662	173	(11,151)	—
Accrued compensation	12	—	—	1,495	—	1,507
Accrued income taxes	—	—	—	500	—	500
Other accrued expenses	20	8	44	3,075	—	3,147
Total current liabilities	32	1,324	9,706	8,607	(11,151)	8,518
Long-term debt	—	1,311	13,601	9,892	—	24,804
Accrued compensation and retirement benefits	—	—	—	1,640	—	1,640
Accrued income taxes	10	—	—	2,863	—	2,873
Intercompany loans payable	18,240	27,127	13,320	17,766	(76,453)	—
Deferred tax liabilities	—	—	—	1,346	—	1,346
Other liabilities	—	—	1	1,589	—	1,590
Total liabilities	18,282	29,762	36,628	43,703	(87,604)	40,771
Shareholders’ equity	50,363	31,946	58,527	97,456	(187,929)	50,363
Noncontrolling interests	—	—	—	134	—	134
Total equity	50,363	31,946	58,527	97,590	(187,929)	50,497
Total liabilities and equity	$68,645	$61,708	$95,155	$141,293	$(275,533)	$91,268

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
April 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$4,392	$—	$4,393
Investments	—	—	—	5,455	—	5,455
Accounts receivable, net	—	—	—	6,222	—	6,222
Inventories, net	—	—	—	3,753	—	3,753
Intercompany receivable	40	—	1,374	7,212	(8,626)	—
Other current assets	10	—	3	2,131	—	2,144
Total current assets	50	—	1,378	29,165	(8,626)	21,967
Property, plant, and equipment, net	—	—	—	4,675	—	4,675
Goodwill	—	—	—	39,959	—	39,959
Other intangible assets, net	—	—	—	20,560	—	20,560
Tax assets	—	—	—	1,519	—	1,519
Investment in subsidiaries	64,352	39,557	63,651	—	(167,560)	—
Intercompany loans receivable	3,000	4,119	27,858	29,002	(63,979)	—
Other assets	—	—	—	1,014	—	1,014
Total assets	$67,402	$43,676	$92,887	$125,894	$(240,165)	$89,694
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$838	$—	$838
Accounts payable	—	—	—	1,953	—	1,953
Intercompany payable	—	1,308	7,199	119	(8,626)	—
Accrued compensation	3	—	—	2,186	—	2,189
Accrued income taxes	—	—	—	567	—	567
Other accrued expenses	20	11	60	2,834	—	2,925
Total current liabilities	23	1,319	7,259	8,497	(8,626)	8,472
Long-term debt	—	1,354	8,621	14,511	—	24,486
Accrued compensation and retirement benefits	—	—	—	1,651	—	1,651
Accrued income taxes	10	—	—	2,828	—	2,838
Intercompany loans payable	17,278	9,320	19,682	17,699	(63,979)	—
Deferred tax liabilities	—	—	—	1,278	—	1,278
Other liabilities	—	—	1	756	—	757
Total liabilities	17,311	11,993	35,563	47,220	(72,605)	39,482
Shareholders' equity	50,091	31,683	57,324	78,553	(167,560)	50,091
Noncontrolling interests	—	—	—	121	—	121
Total Equity	50,091	31,683	57,324	78,674	(167,560)	50,212
Total liabilities and equity	$67,402	$43,676	$92,887	$125,894	$(240,165)	$89,694

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(115)	$(161)	$157	$1,629	$—	$1,510
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(145)	—	(145)
Additions to property, plant, and equipment	—	—	—	(301)	—	(301)
Purchases of investments	—	—	—	(1,669)	—	(1,669)
Sales and maturities of investments	—	—	—	1,569	—	1,569
Capital contribution paid	—	(6)	—	—	6	—
Other investing activities	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	(6)	(5)	(546)	6	(551)
Financing Activities:
Change in current debt obligations, net	—	—	—	88	—	88
Issuance of long-term debt	—	—	5,567	—	—	5,567
Payments on long-term debt	—	(44)	(515)	(4,476)	—	(5,035)
Dividends to shareholders	(724)	—	—	—	—	(724)
Issuance of ordinary shares	210	—	—	—	—	210
Repurchase of ordinary shares	(333)	—	—	—	—	(333)
Net intercompany loan borrowings (repayments)	962	211	(5,065)	3,892	—	—
Capital contribution received	—	—	—	6	(6)	—
Other financing activities	—	—	(47)	—	—	(47)
Net cash provided by (used in) financing activities	115	167	(60)	(490)	(6)	(274)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
Net change in cash and cash equivalents	—	—	92	595	—	687
Cash and cash equivalents at beginning of period	—	—	1	4,392	—	4,393
Cash and cash equivalents at end of period	$—	$—	$93	$4,987	$—	$5,080

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 27, 2018
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(6)	$(24)	$77	$1,655	$—	$1,702
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(104)	—	(104)
Additions to property, plant, and equipment	—	—	—	(291)	—	(291)
Purchases of investments	—	—	—	(982)	—	(982)
Sales and maturities of investments	—	—	—	2,020	—	2,020
Capital contributions paid	—	(185)	—	—	185	—
Net cash provided by (used in) investing activities	—	(185)	—	643	185	643
Financing Activities:
Change in current debt obligations, net	—	—	(473)	(32)	—	(505)
Payments on long-term debt	—	—	—	(12)	—	(12)
Dividends to shareholders	(677)	—	—	—	—	(677)
Issuance of ordinary shares	450	—	—	—	—	450
Repurchase of ordinary shares	(824)	—	—	—	—	(824)
Net intercompany loan borrowings (repayments)	1,057	209	785	(2,051)	—	—
Capital contributions received	—	—	—	185	(185)	—
Other financing activities	—	—	—	(5)	—	(5)
Net cash provided by (used in) financing activities	6	209	312	(1,915)	(185)	(1,573)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(61)	—	(61)
Net change in cash and cash equivalents	—	—	389	322	—	711
Cash and cash equivalents at beginning of period	—	—	1	3,668	—	3,669
Cash and cash equivalents at end of period	$—	$—	$390	$3,990	$—	$4,380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 26, 2019.
Financial Trends
Throughout this Management’s Discussion and Analysis, we present certain financial measures that we use to evaluate the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP). These financial measures are considered "non-GAAP financial measures" and are intended to supplement, and should not be considered as superior to, financial measures presented in accordance with U.S. GAAP. We generally use non-GAAP financial measures to facilitate management's review of the operational performance of the Company and as a basis for strategic planning. We believe that non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operational performance and trends and may facilitate comparisons with the performance of other companies in the medical technologies industry.
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
The table below presents net income attributable to Medtronic and our diluted earnings per share for the three months ended July 26, 2019 and July 27, 2018:

	Three months ended
(in millions, except per share data)	July 26, 2019	July 27, 2018	% Change
Net income attributable to Medtronic	$864	$1,075	(20)%
Diluted earnings per share	$0.64	$0.79	(19)%
The decrease in net income attributable to Medtronic and diluted earnings per share (EPS) for the three months ended July 26, 2019 as compared to the corresponding period in the prior fiscal year was primarily driven by an increase in interest expense due to the tender and early redemption of senior notes during the period, partially offset by the change in other operating (income) expense, net. Refer to the "Costs and Expenses" section of this Management's Discussion and Analysis for more information on the items impacting net income attributable to Medtronic and diluted EPS during the three months ended July 26, 2019.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 26, 2019 and July 27, 2018:

	Three months ended July 26, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$977	$100	$864	$0.64	10.2%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	124	15	109	0.08	12.1
Acquisition-related items (3)	19	2	17	0.01	10.5
Certain litigation charges	47	4	43	0.03	8.5
(Gain)/loss on minority investments (4)	1	—	1	—	—
Debt tender premium and other charges (5)	406	86	320	0.24	21.2
Medical device regulations (6)	8	1	7	0.01	12.5
Amortization of intangible assets	440	68	372	0.28	15.5
Certain tax adjustments, net (7)	—	30	(30)	(0.02)	—
Non-GAAP	$2,022	$306	$1,703	$1.26	15.1%

	Three months ended July 27, 2018
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,180	$103	$1,075	$0.79	8.7%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	113	16	97	0.07	14.2
Acquisition-related items	36	7	29	0.02	19.4
Certain litigation charges	103	12	91	0.07	11.7
(Gain)/loss on minority investments (4)	(110)	(7)	(103)	(0.08)	6.4
Exit of business (8)	80	18	62	0.05	22.5
Amortization of intangible assets	446	67	379	0.28	15.0
Certain tax adjustments, net	—	29	(29)	(0.02)	—
Non-GAAP	$1,848	$245	$1,601	$1.17	13.3%

(1)	Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.

(2)	Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

(3)
The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in the fair value of contingent consideration.

(4)
We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.

(5)
The charges, which include $413 million recognized in interest expense and ($7 million) recognized in other operating (income) expense, net, primarily relate to the early redemption of approximately $5.2 billion of senior notes.

(6)
The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.

(7)	The net benefit relates to the impact of U.S. tax reform resulting from final U.S. Treasury regulations in the quarter.

(8)	The net charge relates to the exit of business and is primarily comprised of intangible asset impairments.

NET SALES
Segment and Division
The table below illustrates net sales by segment and division for the three months ended July 26, 2019 and July 27, 2018:

	Three months ended(1)
(in millions)	July 26, 2019	July 27, 2018	% Change
Cardiac Rhythm & Heart Failure	$1,382	$1,426	(3)%
Coronary & Structural Heart	941	917	3
Aortic, Peripheral, & Venous	467	468	—
Cardiac and Vascular Group	2,790	2,811	(1)
Surgical Innovations	1,417	1,397	1
Respiratory, Gastrointestinal, & Renal	683	655	4
Minimally Invasive Therapies Group	2,100	2,052	2
Brain Therapies	740	674	10
Spine	658	652	1
Specialty Therapies	322	309	4
Pain Therapies	292	314	(7)
Restorative Therapies Group	2,012	1,949	3
Diabetes Group	592	572	3
Total	$7,493	$7,384	1%
(1) Revenue amounts have intentionally been rounded to the nearest million and, therefore, may not sum.
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
We continue to see an acceleration in our innovation cycle within our therapy innovation growth strategy. Our segments invest in a pipeline of groundbreaking medical technology, with several recent product launches and adoption of new therapies contributing to net sales growth. We remain focused on our globalization strategy, as net sales in emerging markets grew 8 percent during the three months ended July 26, 2019, as compared to the corresponding period in the prior fiscal year. Our emerging market performance continues to benefit from geographic diversification, with strong, balanced results around the world. Finally, in our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes and deliver improved economic value to the payers and providers. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.
During the first quarter of fiscal year 2020, we realigned our divisions within the Restorative Therapies Group, which included a movement of revenue from Transformative Solutions product lines previously included in Specialty Therapies to a product line under Brain Therapies. As a result, first quarter fiscal year 2019 results have been recast to adjust for this realignment.

Segment and Market Geography
The table below includes net sales by market geography for each of our segments for the three months ended July 26, 2019 and July 27, 2018:

	U.S.(1)(4)			Non-U.S. Developed Markets(2)(4)			Emerging Markets(3)(4)
	Three months ended			Three months ended			Three months ended
(in millions)	July 26, 2019	July 27, 2018	% Change	July 26, 2019	July 27, 2018	% Change	July 26, 2019	July 27, 2018	% Change
Cardiac and Vascular Group	$1,361	$1,389	(2)%	$930	$947	(2)%	$499	$475	5%
Minimally Invasive Therapies Group	913	857	7	791	828	(4)	396	367	8
Restorative Therapies Group	1,338	1,294	3	426	428	—	248	227	9
Diabetes Group	306	324	(6)	231	203	14	55	45	22
Total	$3,918	$3,864	1%	$2,377	$2,406	(1)%	$1,198	$1,114	8%

(1)	U.S. includes the United States and U.S. territories.

(2)	Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.

(3)	Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

(4)	Revenue amounts have intentionally been rounded to the nearest million and, therefore, may not sum.
Net sales increases in the U.S. for the three months ended July 26, 2019 were primarily attributable to strong growth in our Minimally Invasive Therapies Group and Restorative Therapies Group, partially offset by declines in our Cardiac and Vascular Group and Diabetes Group. Currency had an unfavorable effect on net sales in non-U.S. developed markets and emerging markets of $146 million for the three ended July 26, 2019. Net sales declines in non-U.S. developed markets for the three months ended July 26, 2019 were also attributable to sales declines in Western Europe. Net sales growth in emerging markets continues to reflect our broad diversification as we experienced strong performance across the market geography in each of our segments.
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
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three months ended July 26, 2019 were $2.8 billion, a decrease of 1 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 26, 2019 of $59 million. The Cardiac and Vascular Group's net sales for the three months ended July 26, 2019, as compared to the corresponding period in the prior fiscal year, were impacted by declines in Cardiac Rhythm & Heart Failure, partially offset by increases in Coronary & Structural Heart. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three months ended July 26, 2019 were $1.4 billion, a decrease of 3 percent as compared to the corresponding period in the prior fiscal year. Cardiac Rhythm & Heart Failure net sales decline for the three months ended July 26, 2019 was driven by Heart Failure, Care Management Services, and CLMS, partially offset by growth in Arrhythmia Management. The decline in Heart Failure was driven by the CRT-D replacement cycle and LVAD headwinds primarily due to competitive pressures in the U.S. The growth in Arrhythmia Management was driven by Pacing, due to the continued strong adoption of the Micra transcatheter pacing system, continued acceleration in the growth of our TYRX absorbable antibacterial envelope, and net sales growth of the Reveal LINQ insertable cardiac monitoring system and Arctic Front cryoablation products.

Coronary & Structural Heart net sales for the three months ended July 26, 2019 were $941 million, an increase of 3 percent as compared to the corresponding period in the prior fiscal year. Coronary & Structural Heart net sales growth for the three months ended July 26, 2019 was driven by transcathether aortic valves, as further awareness of the clinical benefits of our CoreValve Evolut PRO platform continues to build, in addition to growth of our guide catheter and coronary balloon sales. For the three months ended July 26, 2019, net sales growth was partially offset by declines in drug-eluting stents.
Aortic, Peripheral & Venous net sales for the three months ended July 26, 2019 were $467 million, which was flat when compared to the corresponding period in the prior fiscal year, with growth in Aortic and Venous offsetting declines in Peripheral. Aortic net sales growth for the three months ended July 26, 2019 was driven by the continued momentum from the launch of the Valiant Navion thoracic stent graft system. Venous net sales growth for the three months ended July 26, 2019 was driven by ongoing adoption of the VenaSeal vein closure system. Peripheral net sales decline for the three months ended July 26, 2019 was due to drug-coated balloons, as uncertainty around Paclitaxel continues to impact the market.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•	Continued acceptance and growth from penetration of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform into intermediate risk indication globally.

•	Acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform for the treatment of patients determined to be at low risk with surgery.

•	Changes to the U.S. Medicare national coverage determination for transcatheter aortic valve replacement that will allow approximately 30% more U.S. centers to offer the therapy to patients.

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

•
Continued acceptance of the HVAD System as a Destination Therapy for patients with advanced heart failure who are not candidates for heart transplants. The HVAD System, a left ventricular assist device or LVAD, helps the heart pump and increases the amount of blood that flows through the body. In the U.S., we received FDA approval for the Destination Therapy indication in September 2017 and the thoracotomy indication in July 2018, which allows for a less-invasive implant via a small surgical incision between the patient's ribs on the left side of the chest. We expect that future LVAD net sales will continue to be impacted by a competitor's product launch and the impact of changes in the U.S. heart transplant guidelines.

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

•	Continued acceptance and growth from the Valiant family of thoracic stent grafts, including the Valiant Navion which received U.S. FDA approval in October 2018 and CE Mark approval in November 2018.

•	Ongoing impact of paclitaxel safety concerns affecting our drug coated balloons.
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
The Minimally Invasive Therapies Group’s net sales for the three months ended July 26, 2019 were $2.1 billion, an increase of 2 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 26, 2019 of $50 million.
Surgical Innovations net sales for the three months ended July 26, 2019 were $1.4 billion, an increase of 1 percent as compared to the corresponding period in the prior fiscal year. Surgical Innovations net sales growth was driven by new products in Advanced Stapling and Advanced Energy, led by the LigaSure vessel sealing instruments with nano-coating, Exact Dissector and L-Hook Laparoscopic Sealer/Divider, Tri-Staple 2.0 endo stapling specialty reloads, Signia powered stapler, and the EEA circular stapler.

Respiratory, Gastrointestinal, & Renal net sales for the three months ended July 26, 2019 were $683 million, an increase of 4 percent as compared to the corresponding period in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales growth was driven by strength in Patient Monitoring, including the continued adoption of MicroStream capnography monitoring products, INVOS cerebral oximetry, and Nellcor pulse oximetry, along with growth in Respiratory Interventions, including the continued adoption of ventilators and video laryngoscopy products. Also driving growth for fiscal year 2020 was growth in GI & Hepatology, including PillCam, Emprint ablation systems, and Beacon endoscopic ultrasound products, and strength in renal access products.

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

•
Continued acceptance and future growth of powered stapling and energy platform, along with our ability to execute ongoing strategies to develop, gain regulatory approval, and commercialize new products including our surgical soft tissue robotics platform.

•
Our ability to obtain adequate replacement sterilization capacity in our Surgical Innovations business and Gastrointestinal product lines in light of the Illinois Environmental Protection Agency's (Illinois EPA) decision to close the Sterigenics U.S. LLC (Sterigenics) Willowbrook, Illinois facility on February 15, 2019. Through diversifying our sterilization supplier network, we overcame the challenges related to this sterilization facility shutdown returning to full sterilization capacity during the first quarter of fiscal year 2020.

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

•
Continued acceptance and growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We plan to grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. In addition, the HD multi-pass system reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment. We are expecting regulatory filing in early fiscal year 2021, with launch following regulatory clearance in targeted countries.

•	Continued elevation of the standard of care for respiratory compromise, a progressive condition impacting a patient’s ability to breathe effectively.

•
Continued acceptance and growth in patient monitoring, airway, and ventilation management. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography, Nellcor pulse oximetry system with OxiMax technology, Shiley tracheostomy and endotracheal tubes, and McGRATH MAC video laryngoscopes.

•
Continued and future acceptance of less invasive standards of care in Gastrointestinal and Hepatology products, including the areas of GI Diagnostic and Therapeutic product lines. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, Endoflip Reflux/Disphagia diagnosis, Bravo Calibration-free reflux testing, and the Emprint ablation system with Thermosphere Technology, which maintains predictable spherical ablation zones throughout procedures reducing procedure time and cost.

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

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three months ended July 26, 2019 were $2.0 billion, an increase of 3 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 26, 2019 of $26 million. Net sales growth for the three months ended July 26, 2019 was driven by the Brain Therapies, and Specialty Therapies divisions, partially offset by modest declines in Pain Therapies. See the more detailed discussion of each division’s performance below.
Brain Therapies net sales for the three months ended July 26, 2019 were $740 million, an increase of 10 percent as compared to the corresponding period in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by continued strength across our stroke franchise, principally driven by growth in stent retriever and flow diversion products. We also saw strong adoption of the recently launched Solitaire X stent retriever products as well as our Riptide aspiration system and React catheters. Neurosurgery net sales growth was driven by continued strong demand for the StealthStation S8 surgical navigation systems, O-Arm Imaging Systems, and Mazor X robotic guidance systems.
Spine net sales for the three months ended July 26, 2019 were $658 million, an increase of 1 percent as compared to the corresponding period in the prior fiscal year. Net sales growth was driven by continued growth in bone morphogenetic protein (composed of INFUSE bone graft (InductOs in the European Union)), partially offset by a slight decline in Core Spine. We also saw continued success of our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics sold by our Neurosurgery business. These enabling technologies contributed to the strong performance in Neurosurgery. Recently launched products, including the Infinity OCT System and the Prestige LP cervical disc system, also contributed to net sales growth during the period.

Specialty Therapies net sales for the three months ended July 26, 2019 were $322 million, an increase of 4 percent as compared to the corresponding period in the prior fiscal year. Net sales growth was driven by capital equipment sales of the StealthStation ENT surgical navigation system and intraoperative NIM nerve monitoring system in ENT, along with sales of the InterStim II neurostimulator in Pelvic Health.
Pain Therapies net sales for the three months ended July 26, 2019 were $292 million, a decrease of 7 percent as compared to the corresponding period in the prior fiscal year. The decrease in net sales was driven by the overall slowdown in the U.S. spinal cord stimulation market, as well as the strong performance of the Intellis platform in the prior year comparative period. The Intellis platform was launched in the second quarter of fiscal year 2018.
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

•	Strengthening of our position as a global leader in enabling technologies for spine surgery as a result of the December 2018 acquisition of Mazor Robotics.

•	Strengthening of our position in the spine titanium interbody implant marketplace as a result of the June 2019 acquisition of Titan Spine.

•
Continued adoption of our integrated solutions through the Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics.

•	Market acceptance and continued global adoption of innovative new Spine products and procedural solutions, such as our Infinity OCT System and Prestige LP cervical disc system.

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

•
Continued acceptance and growth of our Specialty Therapies, including InterStim therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system.

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three months ended July 26, 2019 were $592 million, an increase of 3 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 26, 2019 of $11 million. The Diabetes Group's net sales growth for the three months ended July 26, 2019 was primarily attributable to growth in international markets resulting from strong consumer demand of the MiniMed 670G. In addition, continued adoption of the Guardian Connect Smart CGM System contributed to the revenue growth in the period. Our strong international growth was partially offset by modest declines in our U.S. business as a result of competitive challenges and difficult comparisons versus the corresponding period in the prior fiscal year.
Looking ahead, we expect our Diabetes Group could be affected by the following:

•	Increasing pump competition in an expanding U.S. market.

•
Continued patient demand for the MiniMed 670G system, the first hybrid closed loop system in the world. The system is powered by SmartGuard technology, which mimics some of the functions of a healthy pancreas by providing two levels of automated insulin delivery, maximizing Time in Range with reduced user input. Approximately 200,000 trained, active users are benefiting from SmartGuard technology.

•
Continued acceptance and future growth internationally for the MiniMed 670G system. This system received CE mark in June 2018 and is now commercialized in Canada, Australia, Chile and in select European and Central American countries. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates. We expect additional launches in European countries, including Germany and France, during the second quarter of fiscal year 2020.

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

CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

	Three months ended
	July 26, 2019	July 27, 2018
Cost of products sold	31.6%	29.8%
Research and development expense	7.8%	7.9%
Selling, general, and administrative expense	33.9%	35.2%
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
Cost of products sold for the three months ended July 26, 2019 was $2.4 billion, as compared to $2.2 billion for the corresponding period in the prior fiscal year. The increase in cost of products sold as a percentage of net sales for the three months ended July 26, 2019, as compared to the corresponding period in the prior fiscal year, was driven by increased restructuring and associated costs, increased duty, driven in part by increased China tariffs on inbound products, and additional expenses incurred to overcome the sterilization shortage in our Minimally Invasive Therapies Group. Cost of products sold for the three months ended July 26, 2019 included $35 million of restructuring and associated costs, as compared to $15 million for the three months ended July 27, 2018.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense for the three months ended July 26, 2019 was $587 million, as compared to $585 million for the corresponding period in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives and to continue to realize cost synergies expected from our acquisitions. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses.
Selling, general, and administrative expense for the three months ended July 26, 2019 was $2.5 billion, as compared to $2.6 billion for the corresponding period in the prior fiscal year. The decrease in selling, general, and administrative expense as a percentage of net sales for the three months ended July 26, 2019 benefited from our Enterprise Excellence program and continued net sales growth. Selling, general, and administrative expense for the three months ended July 27, 2018 also included expenses incurred to fulfill our Transition Service Agreements (TSAs) that we entered into with Cardinal Health in conjunction with the Divestiture.
The following is a summary of other costs and expenses:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Amortization of intangible assets	$440	$446
Restructuring charges, net	47	62
Certain litigation charges	47	103
Other operating (income) expense, net	(22)	151
Other non-operating income, net	(101)	(186)
Interest expense	609	242
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $440 million for the three months ended July 26, 2019, as compared to $446 million for the three months ended July 27, 2018.

Restructuring Charges, Net
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

For the three months ended July 26, 2019, we recognized restructuring charges of $136 million, partially offset by accrual adjustments of $12 million related to certain employees identified for termination finding other positions within Medtronic. For the three months ended July 26, 2019, restructuring charges included $59 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three months ended July 26, 2019, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $29 million recognized within cost of products sold and $42 million recognized within selling, general, and administrative expense in the consolidated statements of income. For the three months ended July 26, 2019, cost of products sold also included $6 million of fixed asset write-downs.

For the three months ended July 27, 2018, we recognized restructuring charges of $120 million, partially offset by accrual adjustments of $2 million related to certain employees identified for termination finding other positions within Medtronic. For the three months ended July 27, 2018, restructuring charges included $69 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three months ended July 27, 2018, restructuring charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $15 million recognized within cost of products sold and $23 million recognized within selling, general and administrative expense in consolidated statements of income. For the three months ended July 27, 2018, selling, general and administrative expense also included $13 million of fixed asset write-downs.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three months ended July 26, 2019 and July 27, 2018, we recognized $47 million and $103 million, respectively, of certain litigation charges related to probable and estimable damages.
Other Operating (Income) Expense, Net Other operating (income) expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, TSA income, and charges associated with business exits. For the three months ended July 26, 2019, other operating (income) expense, net was ($22) million, as compared to $151 million for the three months ended July 27, 2018. The change in other operating (income) expense, net was primarily attributable to our remeasurement and hedging programs, which, combined, resulted in a $75 million gain for the three months ended July 26, 2019 as compared to a $16 million loss for the three months ended July 27, 2018. Additionally, for three months ended July 27, 2018, other operating (income) expense, net includes an $80 million charge associated with the exit of a business.

Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three months ended July 26, 2019, other non-operating income, net was $101 million, as compared to $186 million for the three months ended July 27, 2018. The change in other non-operating income, net was primarily attributable to gains and losses on our minority investment portfolio, which were a loss of $1 million for the three months ended July 26, 2019 as compared to a gain of $95 million for the three months ended July 27, 2018.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. For the three months ended July 26, 2019, interest expense was $609 million, as compared to $242 million for the three months ended July 27, 2018. The increase in interest expense during the three months ended July 26, 2019 was primarily driven by $413 million of charges recognized in connection with the tender and early redemption of $5.2 billion of senior notes, partially offset by interest expense savings resulting from a decrease in the weighted-average interest rate of outstanding debt obligations.
INCOME TAXES

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Income tax provision	$100	$103
Income before income taxes	977	1,180
Effective tax rate	10.2%	8.7%

Non-GAAP income tax provision	$306	$245
Non-GAAP income before income taxes	2,022	1,848
Non-GAAP Nominal Tax Rate	15.1%	13.3%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	4.9%	4.6%
Many of the countries we operate in have statutory tax rates lower than our U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 21 percent. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 45.1 percent. Our earnings in Puerto Rico and Switzerland are subject to certain tax incentive grants which provide for tax rates lower than the country statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2020 and 2034. The tax incentive grants scheduled to expire during fiscal year 2020 are not expected to have a material impact on our financial results. Refer to Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019 for additional information.
Our effective tax rate for the three months ended July 26, 2019 was 10.2 percent, as compared to 8.7 percent for the three months ended July 27, 2018. The increase in our effective tax rate for the three months ended July 26, 2019, as compared to the corresponding period in the prior fiscal year, was due to the impact of the lapse of federal statutes of limitations in the prior year, and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three months ended July 26, 2019 was 15.1 percent, as compared to 13.3 percent for the three months ended July 27, 2018. The change in our Non-GAAP Nominal Tax Rate was primarily due to the impact of the lapse of federal statutes of limitations in the prior year, and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 26, 2019 of approximately $20 million.
Certain Tax Adjustments
During the three months ended July 26, 2019, the net benefit from certain tax adjustments of $30 million, recognized in income tax provision in the consolidated statements of income, included the following:

•
A net benefit of $30 million related to U.S. Treasury’s issuance of certain Final Regulations associated with U.S. Tax Reform. The primary impact of these regulations resulted in the re-establishment of our permanently reinvested assertion on certain foreign earnings and reversing the previously accrued tax liability. This benefit was partially offset by additional tax associated with a previously executed internal reorganization of certain foreign subsidiaries.

During the three months ended July 27, 2018, the net benefit from certain tax adjustments of $29 million, recognized in income tax provision in the consolidated statements of income, included the following:

•	A benefit of $50 million associated with the transition tax liability recorded in connection with U.S. Tax Reform.

•
A charge of $21 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate due to U.S. Tax Reform and the sale of U.S. manufactured inventory held as of April 27, 2018.

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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Cash provided by (used in):
Operating activities	$1,510	$1,702
Investing activities	(551)	643
Financing activities	(274)	(1,573)
Effect of exchange rate changes on cash and cash equivalents	2	(61)
Net change in cash and cash equivalents	$687	$711
Operating Activities The $192 million decrease in net cash provided was primarily driven by an increase in cash paid to employees, an increase in cash paid for Enterprise Excellence restructuring activities, and an increase in cash paid for interest, partially offset by operating margin expansion, an increase in cash collected from customers, and decreases in cash paid for taxes. Cash paid to employees increased due to higher annual incentive plan payouts compared the corresponding period in the prior year. Refer to the "Restructuring Charges, Net" section of this Management's Discussion and Analysis and Note 5 to the current period's consolidated financial statements for information on the Enterprise Excellence program. Cash paid for interest increased primarily due to the tender of certain senior notes during the three months ended July 26, 2019, which included payment of accrued interest. The decrease in cash paid for taxes was primarily due to a tax payment associated with the intercompany sale of intellectual property made in the first quarter of fiscal year 2019.
Investing Activities The $1.2 billion increase in net cash used was primarily attributable to a decrease in net proceeds from purchases and sales of investments of $1.1 billion and an increase in cash paid for acquisitions of $41 million during the three months ended July 26, 2019, as compared to the corresponding period in the prior fiscal year.
Financing Activities The $1.3 billion decrease in net cash used was primarily attributable to the issuance of $5.6 billion of Euro-denominated senior notes and a net increase in short-term borrowings during the three months ended July 26, 2019, as compared to the corresponding period in the prior fiscal year, partially offset by the tender of $4.6 billion of senior notes for $5.0 billion of total consideration. The change was also attributable to a decrease in net cash used for share repurchases of $491 million, partially offset by a decrease in the issuance of ordinary shares of $240 million.

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

	Three months ended
(in millions)	July 26, 2019	July 27, 2018
Net cash provided by operating activities	$1,510	$1,702
Additions to property, plant, and equipment	(301)	(291)
Free cash flow	$1,209	$1,411
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, at July 26, 2019 was $1.5 billion as compared to $838 million at April 26, 2019. Long-term debt at July 26, 2019 was $24.8 billion as compared to $24.5 billion at April 26, 2019. We utilize unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at July 26, 2019 was $26.3 billion, as compared to $25.3 billion at April 26, 2019. The increase in total debt was primarily driven by the net impact of the issuance and cash tender offers described below.
In June 2019, we issued six tranches of Euro-denominated senior notes with an aggregate principal of €5.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2050, resulting in cash proceeds of approximately $5.6 billion, net of discounts and issuance costs. We used the net proceeds of the offering to fund the cash tender offer and early redemption described below. The Euro-denominated debt is designated as a net investment hedge of certain of our European operations.
We completed the cash tender offer of $4.6 billion of senior notes for $5.0 billion of total consideration in July 2019. We recognized a loss on debt extinguishment of $413 million, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment also includes a $16 million charge for the estimated early redemption premium for $533 million of senior notes which were redeemed in August 2019. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income.
For additional information on the issuance of these senior notes and the subsequent cash tender offer and redemption, refer to Note 7 to the current period's consolidated financial statements. For additional information on the Euro-denominated debt designated as a net investment hedge, refer Note 8 to the current period's consolidated financial statements.
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both July 26, 2019 and April 26, 2019, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility) which expires in December 2023. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At July 26, 2019 and April 26, 2019, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we were in compliance with at July 26, 2019.

We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases. In March 2019, our Board of Directors authorized an incremental $6.0 billion for repurchase of our ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three months ended July 26, 2019, we repurchased a total of 3.3 million shares at an average price per share of $98.10. At July 26, 2019, we had approximately $6.9 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019.
Liquidity
Our liquidity sources at July 26, 2019 include $5.1 billion of cash and cash equivalents and $5.6 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at July 26, 2019) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.
Our investments include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. For the three months ended July 26, 2019, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At July 26, 2019, we have $35 million of gross unrealized losses on our aggregate available-for-sale debt securities of $5.6 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
The table below includes our short-term and long-term debt ratings from S&P and Moody's at both July 26, 2019 and April 26, 2019:

Agency Rating(1)
	July 26, 2019	April 26, 2019
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2

(1)
Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at July 26, 2019 were unchanged as compared to the ratings at April 26, 2019. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.
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
Note 17 to the to the current period's consolidated financial statements provides information regarding amounts we have accrued related to legal matters. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material effect on our consolidated earnings, financial position, and/or cash flows.

We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. We removed our permanently reinvested assertion on the undistributed earnings of certain foreign subsidiaries with a U.S. parent which were subject to the transition tax and all earnings of these subsidiaries through April 27, 2018. We have reasserted for certain earnings of such subsidiaries through April 27, 2018 which were not subject to the transition tax. We expect to have access to the majority of our cash flows in the future. In addition, we continue to evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
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
Off-Balance Sheet Arrangements and Long-Term Contractual Obligations
There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 26, 2019.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as well as those related to:

•	competition in the medical device industry;

•	reduction or interruption in our supply;

•	laws and government regulations;

•	quality problems;

•	liquidity shortfalls;

•	decreasing prices and pricing pressure;

•	fluctuations in currency exchange rates;

•	changes in applicable tax rates;

•	changes in tax laws and regulations as well as positions taken by taxing authorities;

•	adverse regulatory action;

•	delays in regulatory approvals;

•	litigation results;

•	self-insurance;

•	commercial insurance;

•	health care policy changes;

•	international operations;

•	cybersecurity incidents;

•	failure to complete or achieve the intended benefits of acquisitions or divestitures; or

•	disruption of our current plans and operations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes which may cause fluctuations in earnings and cash flows. We use operational and economic hedges as well as currency exchange rate derivative instruments to manage the impact of currency exchange rate fluctuations. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated transactions in other currencies and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of our derivative instruments are the Euro, Japanese Yen, and British Pound. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 26, 2019 and April 26, 2019 was $10.8 billion and $11.1 billion, respectively. At July 26, 2019, these contracts were in a net unrealized gain position of $280 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 26, 2019 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $930 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three months ended July 26, 2019.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 26, 2019 was comprised of debt predominately denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities and forward starting interest rate swap agreements.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at July 26, 2019, indicates that the fair value of these instruments would correspondingly change by $38 million.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2020:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (1)
4/27/2019 - 5/24/2019	—	$—	—	$7,178,491,789
5/25/2019 - 6/28/2019	2,075,605	97.13	2,075,605	6,987,295,082
6/29/2019 - 7/26/2019	1,266,009	99.70	1,266,009	6,850,667,631
Total	3,341,614	$98.10	3,341,614	$6,850,667,631

(1)
In June 2017, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company’s ordinary shares. In March 2019, the Company's Board of Directors authorized an incremental $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations.

Item 6. Exhibits

(a)	Exhibits
4.1
Third Supplemental Indenture, dated as of July 2, 2019, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, Wells Fargo Bank, N.A., as trustee, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.1 to Medtronic plc' Current Report on Form 8-K, filed July 2, 2019, File No. 001-36820)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	August 30, 2019	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	August 30, 2019	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer