Form 10-Q
period 2020-01-24
Medtronic plc
filed 2020-02-28
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 24, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of February 25, 2020, 1,340,166,137 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Net sales	$7,717	$7,546	$22,916	$22,411
Costs and expenses:
Cost of products sold	2,400	2,265	7,160	6,672
Research and development expense	573	561	1,763	1,736
Selling, general, and administrative expense	2,587	2,596	7,750	7,798
Amortization of intangible assets	436	436	1,317	1,327
Restructuring charges, net	13	26	87	112
Certain litigation charges	108	63	276	166
Other operating (income) expense, net	(39)	57	88	278
Operating profit	1,639	1,542	4,475	4,322
Other non-operating income, net	(96)	(71)	(305)	(309)
Interest expense	156	243	930	726
Income before income taxes	1,579	1,370	3,850	3,905
Income tax provision	(340)	99	(317)	437
Net income	1,919	1,271	4,167	3,468
Net income attributable to noncontrolling interests	(4)	(2)	(24)	(9)
Net income attributable to Medtronic	$1,915	$1,269	$4,143	$3,459
Basic earnings per share	$1.43	$0.95	$3.09	$2.57
Diluted earnings per share	$1.42	$0.94	$3.07	$2.54
Basic weighted average shares outstanding	1,340.5	1,342.8	1,340.7	1,348.1
Diluted weighted average shares outstanding	1,351.5	1,352.7	1,351.6	1,359.5

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Net income	$1,919	$1,271	$4,167	$3,468

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	20	32	93	23
Translation adjustment	32	128	(116)	(1,127)
Net investment hedge	35	—	187	—
Net change in retirement obligations	13	17	38	65
Unrealized (loss) gain on cash flow hedges	(35)	(23)	(37)	317
Other comprehensive income (loss)	65	154	165	(722)
Comprehensive income including noncontrolling interests	1,984	1,425	4,332	2,746
Comprehensive income attributable to noncontrolling interests	(4)	(2)	(24)	(6)
Comprehensive income attributable to Medtronic	$1,980	$1,423	$4,308	$2,740

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 24, 2020	April 26, 2019
ASSETS

Current assets:
Cash and cash equivalents	$3,709	$4,393
Investments	7,919	5,455
Accounts receivable, less allowances of $205 and $190, respectively	6,248	6,222
Inventories, net	4,122	3,753
Other current assets	2,045	2,144
Total current assets	24,043	21,967
Property, plant, and equipment	11,507	10,920
Accumulated depreciation	(6,743)	(6,245)
Property, plant, and equipment, net	4,764	4,675
Goodwill	40,091	39,959
Other intangible assets, net	19,456	20,560
Tax assets	2,272	1,519
Other assets	2,196	1,014
Total assets	$92,822	$89,694

LIABILITIES AND EQUITY

Current liabilities:
Current debt obligations	$844	$838
Accounts payable	1,945	1,953
Accrued compensation	1,909	2,189
Accrued income taxes	457	567
Other accrued expenses	3,580	2,925
Total current liabilities	8,735	8,472

Long-term debt	24,732	24,486
Accrued compensation and retirement benefits	1,598	1,651
Accrued income taxes	2,738	2,838
Deferred tax liabilities	1,282	1,278
Other liabilities	1,784	757
Total liabilities	40,869	39,482
Commitments and contingencies (Note 17)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,340,786,042 and 1,340,697,595 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,144	26,532
Retained earnings	28,210	26,270
Accumulated other comprehensive loss	(2,546)	(2,711)
Total shareholders’ equity	51,808	50,091
Noncontrolling interests	145	121
Total equity	51,953	50,212
Total liabilities and equity	$92,822	$89,694

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2019	1,341	$—	$26,532	$26,270	$(2,711)	$50,091	$121	$50,212
Net income	—	—	—	864	—	864	13	877
Other comprehensive income	—	—	—	—	227	227	—	227
Dividends to shareholders ($0.54 per ordinary share)	—	—	—	(724)	—	(724)	—	(724)
Issuance of shares under stock purchase and award plans	3	—	205	—	—	205	—	205
Repurchase of ordinary shares	(3)	—	(328)	—	—	(328)	—	(328)
Stock-based compensation	—	—	61	—	—	61	—	61
Cumulative effect of change in accounting principle(1)	—	—	—	(33)	—	(33)	—	(33)
July 26, 2019	1,341	$—	$26,470	$26,377	$(2,484)	$50,363	$134	$50,497
Net income	—	—	—	1,364	—	1,364	7	1,371
Other comprehensive (loss)	—	—	—	—	(127)	(127)	—	(127)
Dividends to shareholders ($0.54 per ordinary share)	—	—	—	(723)	—	(723)	—	(723)
Issuance of shares under stock purchase and award plans	4	—	145	—	—	145	—	145
Repurchase of ordinary shares	(5)	—	(552)	—	—	(552)	—	(552)
Stock-based compensation	—	—	108	—	—	108	—	108
October 25, 2019	1,340	$—	$26,171	$27,018	$(2,611)	$50,578	$141	$50,719
Net income	—	—	—	1,915	—	1,915	4	1,919
Other comprehensive income	—	—	—	—	65	65	—	65
Dividends to shareholders ($0.54 per ordinary share)	—	—	—	(723)	—	(723)	—	(723)
Issuance of shares under stock purchase and award plans	3	—	143	—	—	143	—	143
Repurchase of ordinary shares	(2)	—	(236)	—	—	(236)	—	(236)
Stock-based compensation	—	—	66	—	—	66	—	66
January 24, 2020	1,341	$—	$26,144	$28,210	$(2,546)	$51,808	$145	$51,953

(1) See Note 2 to the consolidated financial statements for discussion regarding the adoption of accounting standards during the first quarter of fiscal year 2020.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 27, 2018	1,354	$—	$28,127	$24,379	$(1,786)	$50,720	$102	$50,822
Net income	—	—	—	1,075	—	1,075	2	1,077
Other comprehensive (loss)	—	—	—	—	(584)	(584)	—	(584)
Dividends to shareholders ($0.50 per ordinary share)	—	—	—	(677)	—	(677)	—	(677)
Issuance of shares under stock purchase and award plans	7	—	446	—	—	446	—	446
Repurchase of ordinary shares	(9)	—	(820)	—	—	(820)	—	(820)
Stock-based compensation	—	—	64	—	—	64	—	64
Changes to noncontrolling ownership interests	—	—	—	—	—	—	1	1
Cumulative effect of change in accounting principle(1)	—	—	—	(47)	47	—	—	—
July 27, 2018	1,352	$—	$27,817	$24,730	$(2,323)	$50,224	$105	$50,329
Net income	—	—	—	1,115	—	1,115	5	1,120
Other comprehensive (loss)	—	—	—	—	(289)	(289)	(3)	(292)
Dividends to shareholders ($0.50 per ordinary share)	—	—	—	(674)	—	(674)	—	(674)
Issuance of shares under stock purchase and award plans	7	—	298	—	—	298	—	298
Repurchase of ordinary shares	(13)	—	(1,171)	—	—	(1,171)	—	(1,171)
Stock-based compensation	—	—	104	—	—	104	—	104
October 26, 2018	1,346	$—	$27,048	$25,171	$(2,612)	$49,607	$107	$49,714
Net income	—	—	—	1,269	—	1,269	2	1,271
Other comprehensive income	—	—	—	—	154	154	—	154
Dividends to shareholders ($0.50 per ordinary share)	—	—	—	(671)	—	(671)	—	(671)
Issuance of shares under stock purchase and award plans	2	—	82	—	—	82	—	82
Repurchase of ordinary shares	(7)	—	(672)	—	—	(672)	—	(672)
Stock-based compensation	—	—	60	—	—	60	—	60
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
January 25, 2019	1,341	$—	$26,518	$25,769	$(2,458)	$49,829	$112	$49,941
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

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 24, 2020	January 25, 2019
Operating Activities:
Net income	$4,167	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,991	1,992
Provision for doubtful accounts	67	55
Deferred income taxes	(793)	(205)
Stock-based compensation	235	228
Loss on debt extinguishment	406	—
Other, net	140	111
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(119)	(140)
Inventories, net	(346)	(367)
Accounts payable and accrued liabilities	103	211
Other operating assets and liabilities	(67)	(433)
Net cash provided by operating activities	5,784	4,920
Investing Activities:
Acquisitions, net of cash acquired	(199)	(1,615)
Additions to property, plant, and equipment	(877)	(799)
Purchases of investments	(8,249)	(1,987)
Sales and maturities of investments	5,791	4,159
Other investing activities	(34)	(3)
Net cash used in investing activities	(3,568)	(245)
Financing Activities:
Change in current debt obligations, net	17	(696)
Issuance of long-term debt	5,568	3
Payments on long-term debt	(5,606)	(29)
Dividends to shareholders	(2,170)	(2,022)
Issuance of ordinary shares	585	891
Repurchase of ordinary shares	(1,208)	(2,728)
Other financing activities	(74)	10
Net cash used in financing activities	(2,888)	(4,571)
Effect of exchange rate changes on cash and cash equivalents	(12)	(70)
Net change in cash and cash equivalents	(684)	34
Cash and cash equivalents at beginning of period	4,393	3,669
Cash and cash equivalents at end of period	$3,709	$3,703

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$639	$1,206
Interest	348	540

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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2019. The Company’s fiscal years 2020, 2019, and 2018 will end or ended on April 24, 2020, April 26, 2019, and April 27, 2018, respectively. The Company's fiscal year 2021 is a 53-week year, with the extra week occurring during the first quarter, and will end on April 30, 2021.
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
Not Yet Adopted
In June 2016, the FASB issued guidance which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. The new standard will be effective for the Company in the first quarter of fiscal year 2021. The Company does not expect the adoption of the guidance to have a material impact on the Company’s consolidated financial statements.

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
The table below illustrates net sales by segment and division for the three and nine months ended January 24, 2020 and January 25, 2019:

	Three months ended(1)		Nine months ended(1)
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Cardiac Rhythm & Heart Failure	$1,393	$1,397	$4,201	$4,295
Coronary & Structural Heart	948	913	2,844	2,736
Aortic, Peripheral, & Venous	478	476	1,420	1,424
Cardiac and Vascular Group	2,819	2,786	8,464	8,455
Surgical Innovations	1,474	1,434	4,345	4,224
Respiratory, Gastrointestinal, & Renal	702	690	2,073	1,999
Minimally Invasive Therapies Group	2,176	2,124	6,418	6,223
Brain Therapies	795	732	2,307	2,107
Spine	674	655	2,023	1,963
Specialty Therapies	340	325	996	956
Pain Therapies	303	314	910	942
Restorative Therapies Group	2,111	2,026	6,235	5,968
Diabetes Group	610	610	1,798	1,765
Total	$7,717	$7,546	$22,916	$22,411
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by market geography for each segment for the three and nine months ended January 24, 2020 and January 25, 2019:

	U.S.(1)(4)		Non-U.S. Developed Markets(2)(4)		Emerging Markets(3)(4)
	Three months ended		Three months ended		Three months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Cardiac and Vascular Group	$1,366	$1,369	$915	$924	$538	$493
Minimally Invasive Therapies Group	934	930	791	796	451	398
Restorative Therapies Group	1,409	1,354	436	435	266	237
Diabetes Group	312	348	236	213	63	49
Total	$4,021	$4,001	$2,377	$2,368	$1,318	$1,177

	U.S.(1)(4)		Non-U.S. Developed Markets(2)(4)		Emerging Markets(3)(4)
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Cardiac and Vascular Group	$4,182	$4,240	$2,735	$2,766	$1,547	$1,449
Minimally Invasive Therapies Group	2,769	2,659	2,364	2,396	1,285	1,168
Restorative Therapies Group	4,187	4,005	1,278	1,275	770	688
Diabetes Group	930	1,006	693	619	176	140
Total	$12,068	$11,910	$7,069	$7,056	$3,778	$3,445
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
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases of revenue. At January 24, 2020, $862 million of rebates were classified as other accrued expenses and $447 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. At April 26, 2019, $764 million of rebates were classified as other accrued expenses and $432 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. The Company includes obligations for returns in other accrued expenses in the consolidated balance sheets and the right-of-return asset in other current assets in the consolidated balance sheets. The right-of-return asset and liability at January 24, 2020 and April 26, 2019 were not material. For the three and nine months ended January 24, 2020 and January 25, 2019, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue at January 24, 2020 and April 26, 2019 was $303 million and $315 million, respectively. At January 24, 2020 and April 26, 2019, $212 million and $211 million, respectively, was included in other accrued expenses and $91 million and $104 million, respectively, was included in other liabilities. During the nine months ended January 24, 2020, the Company recognized $192 million of revenue that was included in deferred revenue as of April 26, 2019.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 24, 2020, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $1.2 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

4. Acquisitions
The Company had acquisitions during the nine months ended January 24, 2020 and January 25, 2019 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and nine months ended January 24, 2020 and January 25, 2019. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.
Fiscal Year 2020
The acquisition date fair value of net assets acquired during the nine months ended January 24, 2020 was $272 million, consisting of $324 million of assets acquired and $52 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $139 million of technology-based intangible assets and $26 million of customer-related intangible assets with estimated useful lives ranging from 8 to 16 years, $92 million of goodwill, and $40 million of inventory. The goodwill is not deductible for tax purposes. The Company recognized $65 million of contingent consideration liabilities in connection with business combinations during the nine months ended January 24, 2020, which are comprised of revenue milestone-based payments. For the nine months ended January 24, 2020, purchase price allocation adjustments for fiscal year 2020 business combinations were not significant.
Fiscal Year 2019
Mazor Robotics
On December 18, 2018, the Company's Restorative Therapies Group acquired Mazor Robotics (Mazor), a pioneer in the field of robotic guidance systems. The acquisition of Mazor strengthened the Company's position as a global leader in enabling technologies for spine surgery. The Company offers a fully-integrated procedural solution for surgical planning, execution and confirmation by combining the Company's spine implants, navigation, and intra-operative imaging technology with Mazor's robotic-assisted surgery systems. Total consideration for the transaction, net of cash acquired, was $1.6 billion, consisting of $1.3 billion of cash and $246 million of a previously-held equity investment in Mazor. Net assets acquired includes $383 million of technology-based intangible assets and $16 million of tradenames with estimated useful lives of 10 years. Goodwill was primarily attributable to pull-through revenue, future yet to be defined technologies, and an assembled workforce and was not deductible for tax purposes.
During the three and nine months ended January 25, 2019, the Company recognized $51 million of costs incurred in connection with the acquisition of Mazor, including payouts for unvested stock options and investment banker and other transaction fees, which were recognized in selling, general, and administrative expense in the consolidated statements of income.
The Company made certain adjustments to the allocation of purchase price for the Mazor acquisition during the fourth quarter of fiscal year 2019 and nine months ended January 24, 2020, primarily related to estimates for certain contingent liabilities and deferred taxes, which resulted in a net increase to goodwill of $105 million. The measurement period for the Mazor acquisition closed during the quarter ended January 24, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The fair values of the assets acquired and liabilities assumed were as follows:

(in millions)	Mazor Robotics
Cash and cash equivalents	$109
Investments	52
Accounts receivable	9
Inventory	5
Other current assets	1
Property, plant, and equipment	3
Goodwill	1,318
Other intangible assets	399
Tax assets	9
Total assets acquired	1,905

Current liabilities	210
Deferred tax liabilities	21
Total liabilities assumed	231
Net assets acquired	$1,674
Other Fiscal Year 2019 Acquisitions
The remaining acquisition date fair value of net assets acquired during the nine months ended January 25, 2019 was $377 million, consisting of $427 million of assets acquired and $50 million of liabilities assumed. Assets acquired were primarily comprised of $146 million of goodwill, $161 million of technology-based intangible assets with estimated useful lives ranging from 4 to 15 years, and $40 million of customer-related intangible assets with estimated useful lives ranging from 10 to 13 years. The Company recognized $51 million of contingent consideration liabilities in connection with business combinations during the nine months ended January 25, 2019. For the nine months ended January 25, 2019, purchase price allocation adjustments were not significant.
Acquired In-Process Research & Development
In-process research and development (IPR&D) acquired outside of a business combination is expensed immediately. During the three and nine months ended January 25, 2019, the Company acquired $15 million of IPR&D in connection with an asset acquisition, which was recognized in other operating (income) expense, net in the consolidated statements of income. The Company did not acquire any IPR&D in connection with an asset acquisition during the three and nine months ended January 24, 2020.
Contingent Consideration
Certain of the Company’s business combinations and intangible asset acquisitions involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within other operating (income) expense, net in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The fair value of contingent consideration at January 24, 2020 and April 26, 2019 was $304 million and $222 million, respectively. At January 24, 2020, $147 million was recorded in other accrued expenses and $157 million was recorded in other liabilities in the consolidated balance sheets. At April 26, 2019, $73 million was recorded in other accrued expenses and $149 million was recorded in other liabilities in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Beginning balance	$260	$203	$222	$173
Purchase price contingent consideration	45	5	110	51
Payments	(3)	(1)	(32)	(8)
Change in fair value	2	(59)	4	(68)
Ending balance	$304	$148	$304	$148
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

	Fair Value at
(in millions)	January 24, 2020	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5% - 32.5%
Revenue and other performance-based payments	$123	Discounted cash flow	Probability of payment	30% - 100%
			Projected fiscal year of payment	2020 - 2026
			Discount rate	5.5%
Product development and other milestone-based payments	$181	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2020 - 2027

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

For the three and nine months ended January 24, 2020, the Company recognized charges of $97 million and $328 million, respectively. Additionally, the Company incurred accrual adjustments of $13 million for the nine months ended January 24, 2020, related to certain employees identified for termination finding other positions within Medtronic. For the three and nine months ended January 24, 2020, charges included $50 million and $117 million, respectively, recognized within cost of products sold and $34 million and $111 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three and nine months ended January 25, 2019, the Company recognized charges of $69 million and $264 million, respectively. Additionally, the Company incurred accrual adjustments of $3 million and $8 million for the three and nine months ended January 25, 2019, respectively, related to certain employees identified for termination finding other positions within Medtronic. For the three and nine months ended January 25, 2019, charges included $21 million and $58 million,

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

respectively, recognized within cost of products sold and $19 million and $86 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the nine months ended January 24, 2020:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-Downs(2)	Other Costs	Total
April 26, 2019	$101	$9	$—	$12	$122
Charges	91	223	6	8	328
Cash payments	(118)	(223)	—	(8)	(349)
Settled non-cash	—	—	(6)	—	(6)
Accrual adjustments	(5)	—	—	(8)	(13)
January 24, 2020	$69	$9	$—	$4	$82
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)Recognized within cost of products sold in the consolidated statements of income.
6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at January 24, 2020 and April 26, 2019:

	January 24, 2020
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$623	$17	$—	$640	$640	$—
Level 2:
Corporate debt securities	5,155	52	(8)	5,199	5,199	—
U.S. government and agency securities	900	—	—	900	900	—
Mortgage-backed securities	655	13	(13)	655	655	—
Non-U.S. government and agency securities	13	—	—	13	13	—
Other asset-backed securities	511	3	(2)	512	512	—
Total Level 2	7,234	68	(23)	7,279	7,279	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,893	$85	$(26)	$7,952	$7,919	$33

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
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 24, 2020 and April 26, 2019:

	January 24, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$96	$—	$40	$—
Corporate debt securities	371	(3)	65	(5)
Mortgage-backed securities	82	(1)	63	(12)
Other asset-backed securities	23	—	165	(2)
Auction rate securities	—	—	33	(3)
Total	$572	$(4)	$366	$(22)

	April 26, 2019
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$130	$(1)	$649	$(13)
Corporate debt securities	582	(5)	1,153	(16)
Mortgage-backed securities	73	(1)	250	(19)
Other asset-backed securities	290	(2)	85	(1)
Auction rate securities	—	—	44	(3)
Total	$1,075	$(9)	$2,181	$(52)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended January 24, 2020 and January 25, 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three and nine months ended January 24, 2020, the Company redeemed $11 million worth of level 3 investments at par value. No gain or loss was recognized on the redemption. There were no purchases, sales, settlements, or gains or losses recognized in earnings or other comprehensive income for available-for-sale securities classified as Level 3 during the three and nine months ended January 25, 2019.
Activity related to the Company’s debt securities portfolio is as follows:

	Three months ended		Nine months Ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Proceeds from sales	$2,531	$1,301	$5,789	$3,217
Gross realized gains	9	9	17	17
Gross realized losses	(2)	(36)	(13)	(55)
Credit losses represent the difference between the present value of cash flows expected to be collected on certain mortgage-backed securities and auction rate securities and the amortized cost of these securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which the Company is invested, the Company believes it has recognized all necessary other-than-temporary impairments, as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost. At January 24, 2020 and April 26, 2019, the credit loss portion of other-than-temporary impairments on debt securities was not significant. No available-for-sale securities were sold for significantly less than carrying value during the three and nine months ended January 24, 2020 and January 25, 2019.
The January 24, 2020 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 24, 2020
Due in one year or less	$3,595
Due after one year through five years	2,727
Due after five years through ten years	1,577
Due after ten years	53
Total	$7,952
Equity Securities, Equity Method Investments, and Other Investments
The Company holds investments in equity securities with and without readily determinable fair values, investments accounted for under the equity method, and other investments. Equity securities with readily determinable fair values are included in Level 1 of the fair value hierarchy, as they are measured using quoted market prices. Equity method investments and investments without readily determinable fair values are included within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. To determine the fair value of these investments, the Company uses all pertinent financial information available related to the investees, including financial statements, market participant valuations from recent and proposed equity offerings, and other third-party data.
The following table summarizes the Company's equity and other investments at January 24, 2020 and April 26, 2019, which are classified as other assets in the consolidated balance sheets:

(in millions)	January 24, 2020	April 26, 2019
Investments with readily determinable fair value (marketable equity securities)	$39	$—
Investments without readily determinable fair values	373	308
Equity method and other investments	68	64
Total equity and other investments	$480	$372

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Proceeds from sales	$—	$33	$2	$941
Gross gains	1	8	16	131
Gross losses	—	(1)	—	(30)
Impairment losses recognized	(1)	—	(5)	(12)
Net gains recognized for the three and nine months ended January 24, 2020 were $1 million and $16 million, respectively, comprised of unrealized gains on equity and other investments still held at January 24, 2020. Net gains recognized during the three months ended January 25, 2019 were $7 million, comprised of $1 million net realized gains on equity and other investments sold during the period and $6 million of net unrealized gains on equity and other investments still held at January 25, 2019. Net gains recognized during the nine months ended January 25, 2019 were $101 million, comprised of $71 million of net realized gains on equity and other investments sold during the period and $30 million of net unrealized gains on equity and other investments still held at January 25, 2019.
7. Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $3.5 billion in commercial paper outstanding. No commercial paper was outstanding at both January 24, 2020 and April 26, 2019. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility) which provides back-up funding for the commercial paper program described above. At January 24, 2020 and April 26, 2019, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company was in compliance with at January 24, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 24, 2020	April 26, 2019
Current debt obligations	2020 - 2021	$844	$838

Long-term debt
0.000 percent two-year 2019 senior notes	2021	1,662	1,681
Floating rate two-year 2019 senior notes	2021	831	560
4.125 percent ten-year 2011 senior notes	2021	—	500
3.150 percent seven-year 2015 senior notes	2022	1,534	2,500
3.125 percent ten-year 2012 senior notes	2022	—	675
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	650
0.375 percent four-year 2019 senior notes	2023	1,662	1,681
2.750 percent ten-year 2013 senior notes	2023	530	530
0.000 percent four-year 2019 senior notes	2023	831	—
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	432	850
3.500 percent ten-year 2015 senior notes	2025	2,700	4,000
0.250 percent seven-year 2019 senior notes	2026	1,108	—
1.125 percent eight-year 2019 senior notes	2027	1,662	1,681
3.350 percent ten-year 2017 senior notes	2027	368	850
1.625 percent twelve-year 2019 senior notes	2031	1,108	1,121
1.000 percent thirteen-year 2019 senior notes	2032	1,108	—
4.375 percent twenty-year 2015 senior notes	2035	1,931	2,382
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	284
2.250 percent twenty-year 2019 senior notes	2039	1,108	1,121
6.500 percent thirty-year 2009 senior notes	2039	158	183
5.550 percent thirty-year 2010 senior notes	2040	224	306
1.500 percent twenty-year 2019 senior notes	2040	1,108	—
4.500 percent thirty-year 2012 senior notes	2042	105	129
4.000 percent thirty-year 2013 senior notes	2043	305	325
4.625 percent thirty-year 2014 senior notes	2044	127	177
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,963
1.750 percent thirty-year 2019 senior notes	2050	1,108	—
Bank borrowings	2021 - 2022	70	83
Debt (discount) premium, net	2020 - 2050	(15)	29
Finance lease obligations	2021 - 2033	47	10
Interest rate swaps	N/A	—	9
Deferred financing costs	2020 - 2050	(106)	(104)
Long-term debt		$24,732	$24,486
Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at January 24, 2020.

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
Financial Instruments Not Measured at Fair Value
At January 24, 2020, the estimated fair value of the Company’s Senior Notes was $27.5 billion compared to a principal value of $25.2 billion. At April 26, 2019, the estimated fair value was $26.2 billion compared to a principal value of $25.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro, Japanese Yen, and British Pound. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $12.1 billion and $11.1 billion at January 24, 2020 and April 26, 2019, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at January 24, 2020 and April 26, 2019 was $5.2 billion and $4.3 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at January 24, 2020 and April 26, 2019 was $215 million and $191 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amounts and classification of the (gains) losses in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three and nine months ended January 24, 2020 and January 25, 2019 were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Currency exchange rate contracts	Other operating (income) expense, net	$2	$30	$(4)	$(171)
Total return swaps	Other operating (income) expense, net	(17)	—	(22)	—
Total		$(15)	$30	$(26)	$(171)
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 24, 2020 and April 26, 2019 was $6.9 billion and $6.8 billion, respectively, and will mature within the subsequent two-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating (income) expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during the three and nine months ended January 24, 2020 and January 25, 2019.
The amount of the (gains) losses recognized in AOCI related to the currency exchange rate contract derivative instruments designated as cash flow hedges for the three and nine months ended January 24, 2020 and January 25, 2019 were as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Currency exchange rate contracts	$(41)	$(25)	$(144)	$(469)
The amount of the (gains) losses recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for the three and nine months ended January 24, 2020 and January 25, 2019 were as follows:

	Three months ended		Nine months ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
(in millions)	Other operating (income) expense, net	Other operating (income) expense, net	Other operating (income) expense, net	Other operating (income) expense, net
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$(39)	$57	$88	$278

Currency exchange rate contracts designated as cash flow hedges:
Amount of (gain) loss reclassified from AOCI into income	(82)	(48)	(206)	(56)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For the three and

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

nine months ended January 24, 2020 and January 25, 2019, the reclassifications of net (gains) losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.
At January 24, 2020 and April 26, 2019 the Company had $157 million and $194 million, respectively, in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $145 million of after-tax net unrealized gains at January 24, 2020 will be recognized in the consolidated statements of income over the next 12 months.
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
Changes in the fair value of the derivative instrument are recognized in interest expense and are offset by changes in the fair value of the underlying debt instrument. The gains from terminated interest rate swap agreements are recognized in long-term debt, increasing the outstanding balances of the debt, and amortized as a reduction of interest expense over the remaining life of the related debt. The cash flows related to the Company's interest rate derivative instruments designated as fair value hedges are reported as operating activities in the consolidated statements of cash flows.
At January 24, 2020 the Company had no interest rate swaps outstanding designated as fair value hedges, as the Company terminated previously held swaps in connection with the tender and early redemption of the underlying senior notes during the first quarter of fiscal year 2020. At April 26, 2019, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
The gain recognized upon termination of interest rate swaps was not significant for the three and nine months ended January 24, 2020. At April 26, 2019, the market value of outstanding interest rate swap agreements was an unrealized gain of $9 million which was recorded in other assets, with the offset recorded in long-term debt on the consolidated balance sheets. The Company did not recognize any gains or losses during the three or nine months ended January 24, 2020 and January 25, 2019 on firm commitments that no longer qualify as fair value hedges.
The following amounts were recorded on the consolidated balance sheet related to the cumulative basis adjustments for fair value hedges:

(in millions)	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Location on the Consolidated Balance Sheet	January 24, 2020	April 26, 2019	January 24, 2020	April 26, 2019
Long-term debt	$—	$(1,175)	$—	$9
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At January 24, 2020, the Company had €12.0 billion, or $13.3 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, which will mature in fiscal years 2021 through 2050.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

operating (income) expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows.
At January 24, 2020 and April 26, 2019 the Company had $18 million in after-tax unrealized gains, and $169 million in after-tax unrealized losses, respectively, associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized gains at January 24, 2020 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during the three or nine months ended January 24, 2020 or January 25, 2019 on instruments that no longer qualify as net investment hedges.
The amount and classifications of the (gains) losses recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge effectiveness were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Net investment hedges	Other operating (income) expense, net	$—	$—	$(7)	$—
The amount of the (gains) losses recognized in AOCI related to instruments designated as net investment hedges for the three and nine months ended January 24, 2020 and January 25, 2019 were as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Net investment hedges	$(35)	$—	$(187)	$—
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 24, 2020 and April 26, 2019. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	January 24, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$183	Other accrued expenses	$11
Currency exchange rate contracts	Other assets	75	Other liabilities	12
Total derivatives designated as hedging instruments		258		23
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	9	Other accrued expenses	10
Total return swap	Other current assets	16	Other accrued expenses	—
Cross currency interest rate contracts	Other current assets	1	Other accrued expenses	—
Total derivatives not designated as hedging instruments		26		10
Total derivatives		$284		$33

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 26, 2019
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$234	Other accrued expenses	$1
Interest rate contracts	Other assets	9	Other liabilities	—
Currency exchange rate contracts	Other assets	78	Other liabilities	1
Total derivatives designated as hedging instruments		321		2
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	23	Other accrued expenses	17
Total return swaps	Other current assets	15	Other accrued expenses	—
Cross currency interest rate contracts	Other current assets	6	Other accrued expenses	—
Total derivatives not designated as hedging instruments		44		17
Total derivatives		$365		$19
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 24, 2020		April 26, 2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$267	$17	$335	$30
Derivative liabilities	33	—	19	—
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

	January 24, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$267	$(33)	$(5)	$229
Total return swaps	16	—	—	16
Cross currency interest rate contracts	1	—	—	1
	284	(33)	(5)	246
Derivative liabilities:
Currency exchange rate contracts	(33)	33	—	—
	(33)	33	—	—
Total	$251	$—	$(5)	$246

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 26, 2019
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$335	$(9)	$(43)	$283
Interest rate contracts	9	—	(1)	8
Total return swaps	15	—	—	15
Cross currency interest rate contracts	6	—	—	6
	365	(9)	(44)	312
Derivative liabilities:
Currency exchange rate contracts	(19)	9	—	(10)
	(19)	9	—	(10)
Total	$346	$—	$(44)	$302

9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	January 24, 2020	April 26, 2019
Finished goods	$2,693	$2,476
Work in-process	643	572
Raw materials	786	705
Total	$4,122	$3,753

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 26, 2019	$6,854	$20,381	$10,821	$1,903	$39,959
Goodwill as a result of acquisitions	—	11	65	16	92
Purchase accounting adjustments	7	2	119	(5)	123
Currency translation and other	5	(59)	(29)	—	(83)
January 24, 2020	$6,866	$20,335	$10,976	$1,914	$40,091
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three and nine months ended January 24, 2020 or January 25, 2019.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 24, 2020		April 26, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,971	$(4,824)	$16,944	$(4,095)
Purchased technology and patents	10,640	(4,178)	11,405	(4,570)
Trademarks and tradenames	464	(228)	570	(324)
Other	83	(54)	85	(59)
Total	$28,158	$(9,284)	$29,004	$(9,048)
Indefinite-lived:
IPR&D	$582	$—	$604	$—
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset charges during the three months ended January 24, 2020. During the nine months ended January 24, 2020, the Company recognized $33 million of definite-lived intangible asset charges in connection with the exit of businesses within the Restorative Therapies Group segment. During the three months ended January 25, 2019, the Company recognized $26 million of definite-lived intangible asset charges in connection with business exits within the Restorative Therapies Group segment. During the nine months ended January 25, 2019, the Company recognized $87 million of definite-lived intangible asset charges, including $26 million and $61 million of charges in connection with business exits within the Restorative Therapies Group and Cardiac and Vascular Group segments, respectively. Definite-lived intangible asset impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income.

The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying value may be impaired. The Company did not recognize any indefinite-lived intangible asset impairments during the three and nine months ended January 24, 2020. During the three and nine months ended January 25, 2019, the Company recognized $21 million of indefinite-lived intangible asset charges, including $11 million in connection with a business exit within the Restorative Therapies Group segment. Indefinite-lived intangible asset charges are recognized in other operating (income) expense, net in the consolidated statements of income. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three and nine months ended January 24, 2020 and January 25, 2019 was $436 million and $1.3 billion, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 24, 2020, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2020	$437
2021	1,741
2022	1,699
2023	1,634
2024	1,605
2025	1,576

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

11. Income Taxes
The Company's effective tax rate for the three and nine months ended January 24, 2020 was (21.5) percent and (8.2) percent, respectively, as compared to 7.2 percent and 11.2 percent for the three and nine months ended January 25, 2019, respectively. The decrease in the effective tax rate for the three and nine months ended January 24, 2020, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of certain tax adjustments described below.
Certain Tax Adjustments
During the three months ended January 24, 2020, the benefit from certain tax adjustments of $558 million, recognized in income tax provision in the consolidated statements of income, included the following:
•A benefit of $558 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the quarter which required the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
During the nine months ended January 24, 2020, the net benefit from certain tax adjustments of $839 million, recognized in income tax provision in the consolidated statements of income, included the following:
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
•A benefit of $558 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the quarter which required the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
During the three months ended January 25, 2019, the net benefit from certain tax adjustments of $64 million, recognized in income tax provision in the consolidated statements of income, included the following:
•A net benefit of $12 million associated with the transition tax liability and the impacts of U.S. Tax Reform on deferred tax assets, liabilities, and valuation allowances.

•A benefit of $32 million related to intercompany legal entity restructuring.

•A net benefit of $20 million associated with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
During the nine months ended January 25, 2019, the net benefit from certain tax adjustments of $35 million, recognized in income tax provision in the consolidated statements of income, included the following:
•A net benefit of $25 million associated with the transition tax liability and the impacts of U.S. Tax Reform on deferred tax assets, liabilities, and valuation allowances

•A benefit of $32 million related to intercompany legal entity restructuring.

•A net benefit of $20 million associated with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

•A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate due to U.S. Tax Reform and the sale of U.S. manufactured inventory held as of April 27, 2018.
At January 24, 2020 and April 26, 2019, the Company's gross unrecognized tax benefits were $1.8 billion. In addition, the Company had accrued gross interest and penalties of $207 million at January 24, 2020. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.8 billion would impact the Company’s effective tax rate. At both January 24, 2020 and April 26, 2019, the total balance of the Company's gross unrecognized tax benefits was recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Numerator:
Net income attributable to ordinary shareholders	$1,915	$1,269	$4,143	$3,459
Denominator:
Basic – weighted average shares outstanding	1,340.5	1,342.8	1,340.7	1,348.1
Effect of dilutive securities:
Employee stock options	8.4	6.9	7.8	7.9
Employee restricted stock units	2.6	3.0	2.9	3.2
Other	—	—	0.2	0.3
Diluted – weighted average shares outstanding	1,351.5	1,352.7	1,351.6	1,359.5

Basic earnings per share	$1.43	$0.95	$3.09	$2.57
Diluted earnings per share	$1.42	$0.94	$3.07	$2.54
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 3 million ordinary shares for both the three and nine months ended January 24, 2020, and 7 million ordinary shares for both the three and nine months ended January 25, 2019, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three and nine months ended January 24, 2020 and January 25, 2019:

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Stock options	$12	$11	$52	$62
Restricted stock	46	43	159	144
Employee stock purchase plan	8	6	24	22
Total stock-based compensation expense	$66	$60	$235	$228

Cost of products sold	$6	$5	$22	$23
Research and development expense	9	8	29	29
Selling, general, and administrative expense	51	47	184	176
Total stock-based compensation expense	66	60	235	228
Income tax benefits	(11)	(8)	(40)	(40)
Total stock-based compensation expense, net of tax	$55	$52	$195	$188

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months and nine months ended January 24, 2020 and January 25, 2019:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Service cost	$26	$27	$15	$15
Interest cost	32	33	7	7
Expected return on plan assets	(56)	(54)	(15)	(14)
Amortization of net actuarial loss	14	19	4	3
Net periodic benefit cost	$16	$25	$11	$11

	U.S.		Non-U.S.
	Nine months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Service cost	$78	$81	$45	$45
Interest cost	96	99	21	21
Expected return on plan assets	(168)	(162)	(45)	(42)
Amortization of net actuarial loss	42	57	11	9
Net periodic benefit cost	$48	$75	$32	$33
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
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for the three and nine months ended January 24, 2020 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases are not material to the consolidated financial statements at or for the three and nine months ended January 24, 2020. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
Additionally, from time to time, the Company subleases portions of its real-estate property, resulting in sublease income. Sublease income and the related assets and cash flows were not material to the consolidated financial statements at or for the three and nine months ended January 24, 2020.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at January 24, 2020:

(in millions)	Balance Sheet Classification	January 24, 2020
Right-of-use assets	Other assets	$995
Current liability	Other accrued expenses	169
Non-current liability	Other liabilities	851
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at January 24, 2020:

January 24, 2020
Weighted-average remaining lease term	7.5 years
Weighted-average discount rate	3.0%
The following table summarizes the components of total operating lease cost for the three and nine months ended January 24, 2020:

	Three months ended	Nine months ended
(in millions)	January 24, 2020	January 24, 2020
Operating lease cost	$59	$170
Short-term lease cost	10	32
Total operating lease cost	$69	$202

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for the nine months ended January 24, 2020:

Nine months ended
(in millions)	January 24, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$167
Right-of-use assets obtained in exchange for operating lease liabilities	178
The following table summarizes the maturities of the Company's operating leases at January 24, 2020:

(in millions) Fiscal Year	Operating Leases
Remaining 2020	$81
2021	203
2022	171
2023	147
2024	125
Thereafter	448
Total expected lease payments	1,175
Less: Imputed interest	(155)
Total lease liability	$1,020
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income and the related assets and lease maturities were not material to the consolidated financial statements at or for the three and nine months ended January 24, 2020.
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2019, minimum payments under non-cancelable operating leases at April 26, 2019 were:

(in millions) Fiscal Year	Operating Leases
2020	$216
2021	157
2022	103
2023	61
2024	34
Thereafter	81
Total minimum lease payments	$652

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

16. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2019	$(45)	$(1,383)	$(169)	$(1,308)	$194	$(2,711)
Other comprehensive income (loss) before reclassifications	94	(116)	187	(1)	106	270
Reclassifications	(1)	—	—	39	(143)	(105)
Other comprehensive income (loss)	93	(116)	187	38	(37)	165
January 24, 2020	$48	$(1,499)	$18	$(1,270)	$157	$(2,546)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 27, 2018	$(194)	$(11)	$(257)	$(1,117)	$(207)	$(1,786)
Other comprehensive (loss) income before reclassifications	(7)	(1,124)	—	—	353	(778)
Reclassifications	30	—	—	65	(36)	59
Other comprehensive income (loss)	23	(1,124)	—	65	317	(719)
Cumulative effect of change in accounting principle(1)	47	—	—	—	—	47
January 25, 2019	$(124)	$(1,135)	$(257)	$(1,052)	$110	$(2,458)
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
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the nine months ended January 24, 2020 and January 25, 2019 was an expense of $7 million and a benefit of $2 million, respectively. During the nine months ended January 24, 2020 and January 25, 2019, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $1 million and $2 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the nine months ended January 24, 2020, there was no income tax on cumulative translation adjustments. For the nine months ended January 25, 2019, there was a $8 million income tax benefit on cumulative translation adjustments.
During the nine months ended January 24, 2020 and January 25, 2019, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the nine months ended January 24, 2020 and January 25, 2019, there were no income tax impacts on the net change in retirement obligations in other comprehensive income before reclassifications. During the nine months ended January 24, 2020 and January 25, 2019, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $9 million and $15 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the nine months ended January 24, 2020 and January 25, 2019 was an expense of $38 million and $116 million, respectively. During the nine months ended January 24, 2020 and January 25, 2019, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $47 million and $16 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating (income) expense, net, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.
17. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions.

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During the three and nine months ended January 24, 2020, the Company recognized $108 million and $276 million, respectively, of certain litigation charges related to probable and estimable damages for significant legal matters. During the three and nine months ended January 25, 2019, the Company recognized $63 million and $166 million, respectively, of certain litigation charges. At January 24, 2020 and April 26, 2019, accrued litigation was approximately $0.6 billion and $0.5 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,000 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of February 5, 2020, the Company had reached agreements to settle

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

approximately 15,400 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Covidien and the IRS have concluded and reached agreement on its audit of Covidien’s U.S. federal income tax returns for all tax years through 2012. The statute of limitations for Covidien’s 2013 and 2014 U.S. federal income tax returns lapsed during the first quarter of fiscal years 2018 and 2019, respectively. Covidien's fiscal year 2015 U.S. federal income tax returns are currently being audited by the IRS. The statute of limitations for Covidien's 2016 U.S. federal income tax return lapsed during the third quarter of fiscal year 2020.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Net Sales

	Three months ended (1)		Nine months ended (1)
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Cardiac and Vascular Group	$2,819	$2,786	$8,464	$8,455
Minimally Invasive Therapies Group	2,176	2,124	6,418	6,223
Restorative Therapies Group	2,111	2,026	6,235	5,968
Diabetes Group	610	610	1,798	1,765
Total	$7,717	$7,546	$22,916	$22,411
(1) The data in this schedule has been intentionally rounded to the nearest million and, therefore, may not sum.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Segment Operating Profit

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Cardiac and Vascular Group	$1,101	$1,076	$3,284	$3,262
Minimally Invasive Therapies Group	860	828	2,453	2,396
Restorative Therapies Group	898	824	2,531	2,394
Diabetes Group	158	190	456	538
Segment operating profit	3,017	2,918	8,724	8,590
Interest expense	(156)	(243)	(930)	(726)
Other non-operating income, net	96	71	305	309
Amortization of intangible assets	(436)	(436)	(1,317)	(1,327)
Corporate	(348)	(331)	(1,005)	(974)
Centralized distribution costs	(348)	(383)	(1,117)	(1,313)
Restructuring and associated costs	(97)	(66)	(315)	(256)
Acquisition-related items	(28)	(17)	(74)	(57)
Certain litigation charges	(108)	(63)	(276)	(166)
IPR&D charges	—	(11)	—	(26)
Exit of businesses	—	(69)	(41)	(149)
Debt tender premium and other charges	—	—	7	—
Medical device regulations	(13)	—	(31)	—
Contribution to Medtronic Foundation	—	—	(80)	—
Income before income taxes	$1,579	$1,370	$3,850	$3,905

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 24, 2020 and January 25, 2019 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Ireland	$22	$24	$66	$68

United States	4,021	4,001	12,068	11,910
Rest of world	3,674	3,521	10,782	10,433
Total other countries, excluding Ireland	7,695	7,522	22,850	22,343
Total	$7,717	$7,546	$22,916	$22,411

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

Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following presents the Company’s consolidating statements of comprehensive income for the three and nine months ended January 24, 2020 and January 25, 2019, condensed consolidating balance sheets at January 24, 2020 and April 26, 2019, and condensed consolidating statements of cash flows for the nine months ended January 24, 2020 and January 25, 2019. The guarantees provided by the parent company guarantor and subsidiary guarantors are joint and several. Condensed consolidating financial information for Medtronic plc, Medtronic Luxco, Medtronic, Inc., CIFSA, and CIFSA Subsidiary Guarantors, on a stand-alone basis, is presented using the equity method of accounting for subsidiaries. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
During the nine months ended January 24, 2020, the Company undertook certain steps to reorganize ownership of various subsidiaries. The transactions were entirely among subsidiaries under the common control of Medtronic. This reorganization has been reflected as of the beginning of the earliest period presented.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 24, 2020
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$344	$—	$7,717	$(344)	$7,717

Costs and expenses:
Cost of products sold	—	337	—	2,294	(231)	2,400
Research and development expense	—	154	—	419	—	573
Selling, general, and administrative expense	3	432	—	2,152	—	2,587
Amortization of intangible assets	—	6	—	430	—	436
Restructuring charges, net	—	3	—	10	—	13
Certain litigation charges	—	—	—	108	—	108
Other operating expense (income), net	12	(569)	—	624	(106)	(39)
Operating profit (loss)	(15)	(19)	—	1,680	(7)	1,639
Other non-operating (income) expense, net	—	(50)	(174)	(415)	543	(96)
Interest expense	66	316	141	176	(543)	156
Equity in net (income) loss of subsidiaries	(1,994)	(1,707)	(1,961)	—	5,662	—
Income (loss) before income taxes	1,913	1,422	1,994	1,919	(5,669)	1,579
Income tax provision	(2)	(40)	—	(298)	—	(340)
Net income (loss)	1,915	1,462	1,994	2,217	(5,669)	1,919
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to Medtronic	1,915	1,462	1,994	2,213	(5,669)	1,915
Other comprehensive income (loss), net of tax	65	58	65	18	(141)	65
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total comprehensive income (loss)	$1,980	$1,520	$2,059	$2,231	$(5,810)	$1,980

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Nine Months Ended January 24, 2020
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,155	$—	$22,916	$(1,155)	$22,916

Costs and expenses:
Cost of products sold	—	1,013	—	6,999	(852)	7,160
Research and development expense	—	500	—	1,263	—	1,763
Selling, general, and administrative expense	9	1,241	1	6,499	—	7,750
Amortization of intangible assets	—	12	—	1,305	—	1,317
Restructuring charges, net	—	13	—	74	—	87
Certain litigation charges	—	5	—	271	—	276
Other operating expense (income), net	39	(1,637)	(7)	1,977	(284)	88
Operating profit (loss)	(48)	8	6	4,528	(19)	4,475
Other non-operating (income) expense, net	—	(184)	(660)	(1,245)	1,784	(305)
Interest expense	350	1,372	424	568	(1,784)	930
Equity in net (income) loss of subsidiaries	(4,535)	(2,899)	(4,293)	—	11,727	—
Income (loss) before income taxes	4,137	1,719	4,535	5,205	(11,746)	3,850
Income tax provision	(6)	(199)	—	(112)	—	(317)
Net income (loss)	4,143	1,918	4,535	5,317	(11,746)	4,167
Net income attributable to noncontrolling interests	—	—	—	(24)	—	(24)
Net income (loss) attributable to Medtronic	4,143	1,918	4,535	5,293	(11,746)	4,143
Other comprehensive income (loss), net of tax	165	29	165	(65)	(129)	165
Comprehensive income attributable to noncontrolling interests	—	—	—	(24)	—	(24)
Total comprehensive income (loss)	$4,308	$1,947	$4,700	$5,228	$(11,875)	$4,308

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Consolidating Statement of Comprehensive Income
Three Months Ended January 25, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$281	$—	$7,546	$(281)	$7,546

Costs and expenses:
Cost of products sold	—	223	—	2,206	(164)	2,265
Research and development expense	—	152	—	409	—	561
Selling, general, and administrative expense	2	362	—	2,232	—	2,596
Amortization of intangible assets	—	2	—	434	—	436
Restructuring charges, net	—	3	—	23	—	26
Certain litigation charges	—	12	—	51	—	63
Other operating expense (income), net	15	(827)	—	987	(118)	57
Operating profit (loss)	(17)	354	—	1,204	1	1,542
Other non-operating (income) expense, net	—	(151)	(200)	(480)	760	(71)
Interest expense	125	501	133	244	(760)	243
Equity in net (income) loss of subsidiaries	(1,410)	(678)	(1,343)	—	3,431	—
Income (loss) before income taxes	1,268	682	1,410	1,440	(3,430)	1,370
Income tax provision	(1)	40	—	60	—	99
Net income (loss)	1,269	642	1,410	1,380	(3,430)	1,271
Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,269	642	1,410	1,378	(3,430)	1,269
Other comprehensive income (loss), net of tax	154	45	154	132	(331)	154
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$1,423	$687	$1,564	$1,510	$(3,761)	$1,423

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Consolidating Statement of Comprehensive Income
Nine Months Ended January 25, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$1,007	$—	$22,411	$(1,007)	$22,411

Costs and expenses:
Cost of products sold	—	776	—	6,538	(642)	6,672
Research and development expense	—	496	—	1,240	—	1,736
Selling, general, and administrative expense	8	1,142	—	6,648	—	7,798
Amortization of intangible assets	—	6	—	1,321	—	1,327
Restructuring charges, net	—	14	—	98	—	112
Certain litigation charges	—	90	—	76	—	166
Other operating expense (income), net	40	(1,759)	—	2,336	(339)	278
Operating profit (loss)	(48)	242	—	4,154	(26)	4,322
Other non-operating (income) expense, net	—	(445)	(539)	(1,411)	2,086	(309)
Interest expense	333	1,444	349	686	(2,086)	726
Equity in net (income) loss of subsidiaries	(3,835)	(2,176)	(3,645)	—	9,656	—
Income (loss) before income taxes	3,454	1,419	3,835	4,879	(9,682)	3,905
Income tax provision	(5)	(79)	—	521	—	437
Net income (loss)	3,459	1,498	3,835	4,358	(9,682)	3,468
Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income (loss) attributable to Medtronic	3,459	1,498	3,835	4,349	(9,682)	3,459
Other comprehensive income (loss), net of tax	(719)	(965)	(719)	(779)	2,460	(722)
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Total comprehensive income (loss)	$2,740	$533	$3,116	$3,573	$(7,222)	$2,740

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Balance Sheet
January 24, 2020
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$185	$3,524	$—	$3,709
Investments	—	—	—	7,919	—	7,919
Accounts receivable, net	—	—	—	6,248	—	6,248
Inventories, net	—	211	—	4,159	(248)	4,122
Intercompany receivable	42	8,807	5	34,982	(43,836)	—
Other current assets	10	195	2	1,838	—	2,045
Total current assets	52	9,213	192	58,670	(44,084)	24,043
Property, plant, and equipment, net	—	1,536	—	3,228	—	4,764
Goodwill	—	2,009	—	38,082	—	40,091
Other intangible assets, net	—	197	—	19,259	—	19,456
Tax assets	—	508	—	1,764	—	2,272
Investment in subsidiaries	58,753	75,008	77,989	—	(211,750)	—
Intercompany loans receivable	—	22	18,296	21,072	(39,390)	—
Other assets	—	377	—	1,819	—	2,196
Total assets	$58,805	$88,870	$96,477	$143,894	$(295,224)	$92,822
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$344	$—	$844
Accounts payable	—	507	—	1,438	—	1,945
Intercompany payable	—	21,383	13,599	8,854	(43,836)	—
Accrued compensation	20	785	—	1,104	—	1,909
Accrued income taxes	—	—	—	457	—	457
Other accrued expenses	25	287	98	3,170	—	3,580
Total current liabilities	45	23,462	13,697	15,367	(43,836)	8,735
Long-term debt	—	9,786	13,522	1,424	—	24,732
Accrued compensation and retirement benefits	—	1,025	—	573	—	1,598
Accrued income taxes	10	760	—	1,968	—	2,738
Intercompany loans payable	6,942	9,012	9,729	13,707	(39,390)	—
Deferred tax liabilities	—	—	—	1,282	—	1,282
Other liabilities	—	262	—	1,522	—	1,784
Total liabilities	6,997	44,307	36,948	35,843	(83,226)	40,869
Shareholders’ equity	51,808	44,563	59,529	107,906	(211,998)	51,808
Noncontrolling interests	—	—	—	145	—	145
Total equity	51,808	44,563	59,529	108,051	(211,998)	51,953
Total liabilities and equity	$58,805	$88,870	$96,477	$143,894	$(295,224)	$92,822

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Balance Sheet
April 26, 2019
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$18	$1	$4,374	$—	$4,393
Investments	—	—	—	5,455	—	5,455
Accounts receivable, net	—	—	—	6,222	—	6,222
Inventories, net	—	188	—	3,792	(227)	3,753
Intercompany receivable	40	9,407	6	19,170	(28,623)	—
Other current assets	10	190	3	1,941	—	2,144
Total current assets	50	9,803	10	40,954	(28,850)	21,967
Property, plant, and equipment, net	—	1,480	—	3,195	—	4,675
Goodwill	—	2,009	—	37,950	—	39,959
Other intangible assets, net	—	99	—	20,461	—	20,560
Tax assets	—	568	—	951	—	1,519
Investment in subsidiaries	64,352	71,123	65,012	—	(200,487)	—
Intercompany loans receivable	3,000	21	27,858	35,398	(66,277)	—
Other assets	—	216	—	798	—	1,014
Total assets	$67,402	$85,319	$92,880	$139,707	$(295,614)	$89,694
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$500	$—	$338	$—	$838
Accounts payable	—	481	—	1,472	—	1,953
Intercompany payable	—	11,971	7,200	9,452	(28,623)	—
Accrued compensation	3	913	—	1,273	—	2,189
Accrued income taxes	—	—	—	567	—	567
Other accrued expenses	20	331	53	2,521	—	2,925
Total current liabilities	23	14,196	7,253	15,623	(28,623)	8,472
Long-term debt	—	14,418	8,621	1,447	—	24,486
Accrued compensation and retirement benefits	—	1,069	—	582	—	1,651
Accrued income taxes	10	692	—	2,136	—	2,838
Intercompany loans payable	17,278	12,613	19,682	16,704	(66,277)	—
Deferred tax liabilities	—	—	—	1,278	—	1,278
Other liabilities	—	133	—	624	—	757
Total liabilities	17,311	43,121	35,556	38,394	(94,900)	39,482
Shareholders' equity	50,091	42,198	57,324	101,192	(200,714)	50,091
Noncontrolling interests	—	—	—	121	—	121
Total equity	50,091	42,198	57,324	101,313	(200,714)	50,212
Total liabilities and equity	$67,402	$85,319	$92,880	$139,707	$(295,614)	$89,694

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 24, 2020
Medtronic Senior Notes and Medtronic Luxco Senior Notes

(in millions)	Medtronic plc	Medtronic, Inc.	Medtronic Luxco	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$130	$(1,315)	$365	$6,604	$—	$5,784
Investing Activities:
Acquisitions, net of cash acquired	—	2	—	(201)	—	(199)
Additions to property, plant, and equipment	—	(236)	—	(641)	—	(877)
Purchases of investments	—	—	—	(8,249)	—	(8,249)
Sales and maturities of investments	—	12	—	5,779	—	5,791
Capital contribution paid	—	—	(9,000)	(800)	9,800	—
Return of capital	10,000	—	(3,000)	(7,000)	—	—
Other investing activities	—	(56)	(5)	27	—	(34)
Net cash provided by (used in) investing activities	10,000	(278)	(12,005)	(11,085)	9,800	(3,568)
Financing Activities:
Change in current debt obligations, net	—	—	—	17	—	17
Issuance of long-term debt	—	—	5,567	1	—	5,568
Payments on long-term debt	—	(5,016)	(515)	(75)	—	(5,606)
Dividends to shareholders	(2,170)	—	—	—	—	(2,170)
Issuance of ordinary shares	585	—	—	—	—	585
Repurchase of ordinary shares	(1,208)	—	—	—	—	(1,208)
Net intercompany loan borrowings (repayments)	(7,337)	6,591	6,010	(5,264)	—	—
Capital contribution received	—	—	800	9,000	(9,800)	—
Other financing activities	—	—	(38)	(36)	—	(74)
Net cash provided by (used in) financing activities	(10,130)	1,575	11,824	3,643	(9,800)	(2,888)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)
Net change in cash and cash equivalents	—	(18)	184	(850)	—	(684)
Cash and cash equivalents at beginning of period	—	18	1	4,374	—	4,393
Cash and cash equivalents at end of period	$—	$—	$185	$3,524	$—	$3,709

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Consolidating Statement of Comprehensive Income
Three Months Ended January 24, 2020
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,717	$—	$7,717

Costs and expenses:
Cost of products sold	—	—	—	2,400	—	2,400
Research and development expense	—	—	—	573	—	573
Selling, general, and administrative expense	3	—	1	2,583	—	2,587
Amortization of intangible assets	—	—	—	436	—	436
Restructuring charges, net	—	—	—	13	—	13
Certain litigation charges	—	—	—	108	—	108
Other operating expense (income), net	12	—	—	(51)	—	(39)
Operating profit (loss)	(15)	—	(1)	1,655	—	1,639
Other non-operating (income) expense, net	—	(27)	(179)	(372)	482	(96)
Interest expense	66	189	141	242	(482)	156
Equity in net (income) loss of subsidiaries	(1,994)	(448)	(1,957)	—	4,399	—
Income (loss) before income taxes	1,913	286	1,994	1,785	(4,399)	1,579
Income tax provision	(2)	—	—	(338)	—	(340)
Net income (loss)	1,915	286	1,994	2,123	(4,399)	1,919
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to Medtronic	1,915	286	1,994	2,119	(4,399)	1,915
Other comprehensive income (loss), net of tax	65	(35)	65	30	(60)	65
Comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Total comprehensive income (loss)	$1,980	$251	$2,059	$2,149	$(4,459)	$1,980

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Consolidating Statement of Comprehensive Income
Nine Months Ended January 24, 2020
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$22,916	$—	$22,916

Costs and expenses:
Cost of products sold	—	—	—	7,160	—	7,160
Research and development expense	—	—	—	1,763	—	1,763
Selling, general, and administrative expense	9	1	2	7,738	—	7,750
Amortization of intangible assets	—	—	—	1,317	—	1,317
Restructuring charges, net	—	—	—	87	—	87
Certain litigation charges	—	—	—	276	—	276
Other operating expense (income), net	39	—	(7)	56	—	88
Operating profit (loss)	(48)	(1)	5	4,519	—	4,475
Other non-operating (income) expense, net	—	(122)	(680)	(1,132)	1,629	(305)
Interest expense	350	601	424	1,184	(1,629)	930
Equity in net (income) loss of subsidiaries	(4,535)	(2,635)	(4,274)	—	11,444	—
Income (loss) before income taxes	4,137	2,155	4,535	4,467	(11,444)	3,850
Income tax provision	(6)	—	—	(311)	—	(317)
Net income (loss)	4,143	2,155	4,535	4,778	(11,444)	4,167
Net income attributable to noncontrolling interests	—	—	—	(24)	—	(24)
Net income (loss) attributable to Medtronic	4,143	2,155	4,535	4,754	(11,444)	4,143
Other comprehensive income (loss), net of tax	165	(46)	165	(23)	(96)	165
Comprehensive income attributable to noncontrolling interests	—	—	—	(24)	—	(24)
Total comprehensive income (loss)	$4,308	$2,109	$4,700	$4,731	$(11,540)	$4,308

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Consolidating Statement of Comprehensive Income
Three Months Ended January 25, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$7,546	$—	$7,546

Costs and expenses:
Cost of products sold	—	—	—	2,265	—	2,265
Research and development expense	—	—	—	561	—	561
Selling, general, and administrative expense	2	—	1	2,593	—	2,596
Amortization of intangible assets	—	—	—	436	—	436
Restructuring charges, net	—	—	—	26	—	26
Certain litigation charges	—	—	—	63	—	63
Other operating expense, net	15	—	—	42	—	57
Operating profit (loss)	(17)	—	(1)	1,560	—	1,542
Other non-operating (income) expense, net	—	(9)	(207)	(190)	335	(71)
Interest expense	125	23	132	298	(335)	243
Equity in net (income) loss of subsidiaries	(1,410)	(656)	(1,336)	—	3,402	—
Income (loss) before income taxes	1,268	642	1,410	1,452	(3,402)	1,370
Income tax provision	(1)	—	—	100	—	99
Net income (loss)	1,269	642	1,410	1,352	(3,402)	1,271
Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Medtronic	1,269	642	1,410	1,350	(3,402)	1,269
Other comprehensive income (loss), net of tax	154	104	154	154	(412)	154
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	$1,423	$746	$1,564	$1,504	$(3,814)	$1,423

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Consolidating Statement of Comprehensive Income
Nine Months Ended January 25, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Net sales	$—	$—	$—	$22,411	$—	$22,411

Costs and expenses:
Cost of products sold	—	—	—	6,672	—	6,672
Research and development expense	—	—	—	1,736	—	1,736
Selling, general, and administrative expense	8	1	2	7,787	—	7,798
Amortization of intangible assets	—	—	—	1,327	—	1,327
Restructuring charges, net	—	—	—	112	—	112
Certain litigation charges	—	—	—	166	—	166
Other operating expense, net	40	—	—	238	—	278
Operating profit (loss)	(48)	(1)	(2)	4,373	—	4,322
Other non-operating (income) expense, net	—	(29)	(559)	(614)	893	(309)
Interest expense	333	66	348	872	(893)	726
Equity in net (income) loss of subsidiaries	(3,835)	(2,277)	(3,626)	—	9,738	—
Income (loss) before income taxes	3,454	2,239	3,835	4,115	(9,738)	3,905
Income tax provision	(5)	—	—	442	—	437
Net income (loss)	3,459	2,239	3,835	3,673	(9,738)	3,468
Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
Net income (loss) attributable to Medtronic	3,459	2,239	3,835	3,664	(9,738)	3,459
Other comprehensive income (loss), net of tax	(719)	287	(719)	(722)	1,151	(722)
Comprehensive income attributable to non-controlling interests	—	—	—	(6)	—	(6)
Total comprehensive income (loss)	$2,740	$2,526	$3,116	$2,945	$(8,587)	$2,740

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Balance Sheet
January 24, 2020
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$185	$3,524	$—	$3,709
Investments	—	—	—	7,919	—	7,919
Accounts receivable, net	—	—	—	6,248	—	6,248
Inventories, net	—	—	—	4,122	—	4,122
Intercompany receivable	42	—	1,333	13,623	(14,998)	—
Other current assets	10	—	3	2,032	—	2,045
Total current assets	52	—	1,521	37,468	(14,998)	24,043
Property, plant, and equipment, net	—	—	—	4,764	—	4,764
Goodwill	—	—	—	40,091	—	40,091
Other intangible assets, net	—	—	—	19,456	—	19,456
Tax assets	—	—	—	2,272	—	2,272
Investment in subsidiaries	58,753	68,723	76,908	—	(204,384)	—
Intercompany loans receivable	—	3,545	18,296	37,018	(58,859)	—
Other assets	—	—	—	2,196	—	2,196
Total assets	$58,805	$72,268	$96,725	$143,265	$(278,241)	$92,822
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$844	$—	$844
Accounts payable	—	—	—	1,945	—	1,945
Intercompany payable	—	1,327	13,599	72	(14,998)	—
Accrued compensation	20	—	—	1,889	—	1,909
Accrued income taxes	—	—	—	457	—	457
Other accrued expenses	25	8	104	3,443	—	3,580
Total current liabilities	45	1,335	13,703	8,650	(14,998)	8,735
Long-term debt	—	1,307	13,522	9,903	—	24,732
Accrued compensation and retirement benefits	—	—	—	1,598	—	1,598
Accrued income taxes	10	—	—	2,728	—	2,738
Intercompany loans payable	6,942	27,048	9,970	14,899	(58,859)	—
Deferred tax liabilities	—	—	—	1,282	—	1,282
Other liabilities	—	—	1	1,783	—	1,784
Total liabilities	6,997	29,690	37,196	40,843	(73,857)	40,869
Shareholders’ equity	51,808	42,578	59,529	102,277	(204,384)	51,808
Noncontrolling interests	—	—	—	145	—	145
Total equity	51,808	42,578	59,529	102,422	(204,384)	51,953
Total liabilities and equity	$58,805	$72,268	$96,725	$143,265	$(278,241)	$92,822

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Balance Sheet
April 26, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$4,392	$—	$4,393
Investments	—	—	—	5,455	—	5,455
Accounts receivable, net	—	—	—	6,222	—	6,222
Inventories, net	—	—	—	3,753	—	3,753
Intercompany receivable	40	—	1,374	7,212	(8,626)	—
Other current assets	10	—	3	2,131	—	2,144
Total current assets	50	—	1,378	29,165	(8,626)	21,967
Property, plant, and equipment, net	—	—	—	4,675	—	4,675
Goodwill	—	—	—	39,959	—	39,959
Other intangible assets, net	—	—	—	20,560	—	20,560
Tax assets	—	—	—	1,519	—	1,519
Investment in subsidiaries	64,352	39,563	63,651	—	(167,566)	—
Intercompany loans receivable	3,000	4,119	27,858	29,002	(63,979)	—
Other assets	—	—	—	1,014	—	1,014
Total assets	$67,402	$43,682	$92,887	$125,894	$(240,171)	$89,694
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$—	$—	$—	$838	$—	$838
Accounts payable	—	—	—	1,953	—	1,953
Intercompany payable	—	1,308	7,199	119	(8,626)	—
Accrued compensation	3	—	—	2,186	—	2,189
Accrued income taxes	—	—	—	567	—	567
Other accrued expenses	20	11	60	2,834	—	2,925
Total current liabilities	23	1,319	7,259	8,497	(8,626)	8,472
Long-term debt	—	1,354	8,621	14,511	—	24,486
Accrued compensation and retirement benefits	—	—	—	1,651	—	1,651
Accrued income taxes	10	—	—	2,828	—	2,838
Intercompany loans payable	17,278	9,320	19,682	17,699	(63,979)	—
Deferred tax liabilities	—	—	—	1,278	—	1,278
Other liabilities	—	—	1	756	—	757
Total liabilities	17,311	11,993	35,563	47,220	(72,605)	39,482
Shareholders' equity	50,091	31,689	57,324	78,553	(167,566)	50,091
Noncontrolling interests	—	—	—	121	—	121
Total Equity	50,091	31,689	57,324	78,674	(167,566)	50,212
Total liabilities and equity	$67,402	$43,682	$92,887	$125,894	$(240,171)	$89,694

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 24, 2020
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$130	$(497)	$441	$5,710	$—	$5,784
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
Additions to property, plant, and equipment	—	—	—	(877)	—	(877)
Purchases of investments	—	—	—	(8,249)	—	(8,249)
Sales and maturities of investments	—	—	—	5,791	—	5,791
Capital contribution paid	—	(9,348)	(9,301)	(800)	19,449	—
Return of capital	10,000	—	(3,000)	(7,000)	—	—
Other investing activities	—	—	(5)	(29)	—	(34)
Net cash provided by (used in) investing activities	10,000	(9,348)	(12,306)	(11,363)	19,449	(3,568)
Financing Activities:
Change in current debt obligations, net	—	—	—	17	—	17
Issuance of long-term debt	—	—	5,567	1	—	5,568
Payments on long-term debt	—	(44)	(515)	(5,047)	—	(5,606)
Dividends to shareholders	(2,170)	—	—	—	—	(2,170)
Issuance of ordinary shares	585	—	—	—	—	585
Repurchase of ordinary shares	(1,208)	—	—	—	—	(1,208)
Net intercompany loan borrowings (repayments)	(7,337)	588	6,231	518	—	—
Capital contribution received	—	9,301	800	9,348	(19,449)	—
Other financing activities	—	—	(34)	(40)	—	(74)
Net cash provided by (used in) financing activities	(10,130)	9,845	12,049	4,797	(19,449)	(2,888)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)
Net change in cash and cash equivalents	—	—	184	(868)	—	(684)
Cash and cash equivalents at beginning of period	—	—	1	4,392	—	4,393
Cash and cash equivalents at end of period	$—	$—	$185	$3,524	$—	$3,709

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended January 25, 2019
CIFSA Senior Notes

(in millions)	Medtronic plc	CIFSA	CIFSA Subsidiary Guarantors	Subsidiary Non-guarantors	Consolidating Adjustments	Total
Operating Activities:
Net cash provided by (used in) operating activities	$100	$(62)	$219	$4,663	$—	$4,920
Investing Activities:
Acquisitions, net of cash acquired	—	—	—	(1,615)	—	(1,615)
Additions to property, plant, and equipment	—	—	—	(799)	—	(799)
Purchases of investments	—	—	—	(1,987)	—	(1,987)
Sales and maturities of investments	—	—	—	4,159	—	4,159
Capital contributions paid	(18)	(187)	—	—	205	—
Other investing activities	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	(18)	(187)	—	(245)	205	(245)
Financing Activities:
Change in current debt obligations, net	—	—	(696)	—	—	(696)
Issuance of long-term debt	—	—	—	3	—	3
Payments on long-term debt	—	—	—	(29)	—	(29)
Dividends to shareholders	(2,022)	—	—	—	—	(2,022)
Issuance of ordinary shares	891	—	—	—	—	891
Repurchase of ordinary shares	(2,728)	—	—	—	—	(2,728)
Net intercompany loan borrowings (repayments)	3,777	249	795	(4,821)	—	—
Capital contributions received	—	—	—	205	(205)	—
Other financing activities	—	—	17	(7)	—	10
Net cash provided by (used in) financing activities	(82)	249	116	(4,649)	(205)	(4,571)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(70)	—	(70)
Net change in cash and cash equivalents	—	—	335	(301)	—	34
Cash and cash equivalents at beginning of period	—	—	1	3,668	—	3,669
Cash and cash equivalents at end of period	$—	$—	$336	$3,367	$—	$3,703

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 24, 2020.
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
As presented in the GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measures exclude the impact of certain charges or benefits that contribute to or reduce earnings and that may affect financial trends, and include certain charges or benefits that result from transactions or events that we believe may or may not recur with similar materiality or impact to our operations in future periods (Non-GAAP Adjustments).
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
The table below presents net income attributable to Medtronic and our diluted earnings per share for the three and nine months ended January 24, 2020 and January 25, 2019:

	Three months ended			Nine months ended
(in millions, except per share data)	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Net income attributable to Medtronic	$1,915	$1,269	51%	$4,143	$3,459	20%
Diluted earnings per share	$1.42	$0.94	51%	$3.07	$2.54	21%
The increase in net income attributable to Medtronic and diluted earnings per share (EPS) for the three months ended January 24, 2020, as compared to the corresponding period in the prior fiscal year, was primarily attributable to a $558 million tax benefit related to a valuation allowance release and a decrease in interest expense.

The increase in net income attributable to Medtronic and diluted EPS for the nine months ended January 24, 2020, as compared to the corresponding period in the prior fiscal year, was primarily attributable to a $558 million tax benefit related to a valuation allowance release and the change in other operating (income) expense, net, offset by the increase in interest expense due to the tender and early redemption of senior notes during the period. Refer to the "Costs and Expenses" section of this Management's Discussion and Analysis for more information on the items impacting net income attributable to Medtronic and diluted EPS during the three and nine months ended January 24, 2020.
GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three and nine months ended January 24, 2020 and January 25, 2019:

	Three months ended January 24, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,579	$(340)	$1,915	$1.42	(21.5)%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	97	16	81	0.06	16.5
Acquisition-related items (3)	28	3	25	0.02	10.7
Certain litigation charges	108	1	107	0.08	0.9
Medical device regulations (5)	13	2	11	0.01	15.4
Amortization of intangible assets	436	68	368	0.27	15.6
Certain tax adjustments, net (6)	—	558	(558)	(0.41)	—
Non-GAAP	$2,261	$308	$1,949	$1.44	13.6%

	Three months ended January 25, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,370	$99	$1,269	$0.94	7.2%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	66	12	54	0.04	18.2
Acquisition-related items	17	5	12	0.01	29.4
Certain litigation charges	63	12	51	0.04	19.0
(Gain)/loss on minority investments (4)	(7)	(1)	(6)	—	14.3
IPR&D charges (7)	11	3	8	0.01	27.3
Exit of businesses (8)	69	13	56	0.04	18.8
Amortization of intangible assets	436	65	371	0.27	14.9
Certain tax adjustments, net (9)	—	64	(64)	(0.05)	—
Non-GAAP	$2,025	$272	$1,751	$1.29	13.4%
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
(6)The benefit relates to the release of a valuation allowance on certain net operating losses.
(7)The charges were recognized in connection with the impairment of in-process research and development ("IPR&D") assets.
(8)The net charge relates to business exits and is primarily comprised of intangible asset impairments.
(9)The net benefit relates to the impact of U.S. tax reform, intercompany legal entity restructuring, and the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017.

	Nine months ended January 24, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$3,850	$(317)	$4,143	$3.07	(8.2)%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	315	47	268	0.20	14.9
Acquisition-related items (3)	74	9	65	0.05	12.2
Certain litigation charges	276	33	243	0.18	12.0
(Gain)/loss on minority investments (4)	(11)	(2)	(9)	(0.01)	18.2
Debt tender premium and other charges (5)	406	86	320	0.24	21.2
Medical device regulations (6)	31	4	27	0.02	12.9
Exit of businesses (7)	41	6	35	0.03	14.6
Contribution to the Medtronic Foundation	80	18	62	0.05	22.5
Amortization of intangible assets	1,317	203	1,114	0.82	15.4
Certain tax adjustments, net (8)	—	839	(839)	(0.62)	—
Non-GAAP	$6,379	$926	$5,429	$4.02	14.5%

	Nine months ended January 25, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$3,905	$437	$3,459	$2.54	11.2%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	256	40	216	0.16	15.6
Acquisition-related items	57	13	44	0.03	22.8
Certain litigation charges	166	24	142	0.10	14.5
(Gain)/loss on minority investments (4)	(92)	(9)	(83)	(0.06)	9.8
IPR&D charges (9)	26	3	23	0.02	11.5
Exit of businesses (7)	149	31	118	0.09	20.8
Amortization of intangible assets	1,327	199	1,128	0.83	15.0
Certain tax adjustments, net (10)	—	35	(35)	(0.03)	—
Non-GAAP	$5,794	$773	$5,012	$3.69	13.3%
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
(8)The net benefit primarily relates to the release of a valuation allowance on certain net operating losses and the impact of tax reform in Switzerland and the United States.
(9)The charges represent acquired IPR&D in connection with an asset acquisition.
(10)The net benefit relates to the impact of U.S. tax reform, intercompany legal entity restructuring, and the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group on July 29, 2017.

NET SALES
Segment and Division
The table below illustrates net sales by segment and division for the three and nine months ended January 24, 2020 and January 25, 2019:

	Three months ended(1)			Nine months ended(1)
(in millions)	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Cardiac Rhythm & Heart Failure	$1,393	$1,397	—%	$4,201	$4,295	(2)%
Coronary & Structural Heart	948	913	4	2,844	2,736	4
Aortic, Peripheral, & Venous	478	476	—	1,420	1,424	—
Cardiac and Vascular Group	2,819	2,786	1	8,464	8,455	—
Surgical Innovations	1,474	1,434	3	4,345	4,224	3
Respiratory, Gastrointestinal, & Renal	702	690	2	2,073	1,999	4
Minimally Invasive Therapies Group	2,176	2,124	2	6,418	6,223	3
Brain Therapies	795	732	9	2,307	2,107	10
Spine	674	655	3	2,023	1,963	3
Specialty Therapies	340	325	5	996	956	4
Pain Therapies	303	314	(4)	910	942	(3)
Restorative Therapies Group	2,111	2,026	4	6,235	5,968	5
Diabetes Group	610	610	—	1,798	1,765	2
Total	$7,717	$7,546	2%	$22,916	$22,411	2%
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
We continue to see an acceleration in our innovation cycle within our therapy innovation growth strategy. Our segments invest in a pipeline of groundbreaking medical technology, with several recent product launches and adoption of new therapies contributing to net sales growth. We remain focused on our globalization strategy, as net sales in emerging markets grew 12 percent and 10 percent during the three and nine months ended January 24, 2020, respectively, as compared to the corresponding periods in the prior fiscal year. Our emerging market performance continues to benefit from geographic diversification, with strong, balanced results in these markets around the world. Finally, in our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and aggressively develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes and deliver improved economic value to the payers and providers. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.
During the first quarter of fiscal year 2020, we realigned our divisions within the Restorative Therapies Group, which included a movement of revenue from Transformative Solutions product lines previously included in Specialty Therapies to a product line under Brain Therapies. As a result, the fiscal year 2019 results have been recast to adjust for this realignment.

Segment and Market Geography
The table below includes net sales by market geography for each of our segments for the three and nine months ended January 24, 2020 and January 25, 2019:

	U.S.(1)(4)			Non-U.S. Developed Markets(2)(4)			Emerging Markets(3)(4)
	Three months ended			Three months ended			Three months ended
(in millions)	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Cardiac and Vascular Group	$1,366	$1,369	—%	$915	$924	(1)%	$538	$493	9%
Minimally Invasive Therapies Group	934	930	—	791	796	(1)	451	398	13
Restorative Therapies Group	1,409	1,354	4	436	435	—	266	237	12
Diabetes Group	312	348	(10)	236	213	11	63	49	29
Total	$4,021	$4,001	—%	$2,377	$2,368	—%	$1,318	$1,177	12%

	U.S.(1)(4)			Non-U.S. Developed Markets(2)(4)			Emerging Markets(3)(4)
	Nine months ended			Nine months ended			Nine months ended
(in millions)	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Cardiac and Vascular Group	$4,182	$4,240	(1)%	$2,735	$2,766	(1)%	$1,547	$1,449	7%
Minimally Invasive Therapies Group	2,769	2,659	4	2,364	2,396	(1)	1,285	1,168	10
Restorative Therapies Group	4,187	4,005	5	1,278	1,275	—	770	688	12
Diabetes Group	930	1,006	(8)	693	619	12	176	140	26
Total	$12,068	$11,910	1%	$7,069	$7,056	—%	$3,778	$3,445	10%
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
Net sales in the U.S. for the three months ended January 24, 2020 remained flat, which was attributable to growth in our Restorative Therapies Group, partially offset by declines in our Diabetes Group. Net sales increases in the U.S. for the nine months ended January 24, 2020 were primarily attributable to growth in our Restorative Therapies and Minimally Invasive Therapies Groups, offset by declines in our Diabetes and Cardiac and Vascular Groups. Currency had an unfavorable effect on net sales in non-U.S. developed markets and emerging markets for the three and nine months ended January 24, 2020 of $46 million and $289 million, respectively. Net sales remained nearly flat in non-U.S. developed markets for the three and nine months ended January 24, 2020, attributable to sales declines in Western Europe, offset by net sales growth in Japan. Net sales growth in emerging markets continues to reflect our broad diversification as we experienced strong performance across the market geography in each of our segments.
Regarding the Covid-19 outbreak (COVID-19), our top concern is the health and well-being of our employees in China and across the globe. We have activated response teams in China, the Asia Pacific region, and globally, and we remain vigilant in monitoring COVID-19. As the Chinese healthcare system is focused on containing the spread of the virus, hospitals in China have experienced a slowing of medical device procedure rates, and, consequently, we are seeing procedure delays. We expect COVID-19 to have a negative impact on our fourth quarter financial results, but given the fluidity of the situation, the duration and magnitude of the impact are difficult to assess or predict at this time. China comprises approximately seven percent of the Company’s revenue. We purchase many of the components, raw materials, and services needed to globally manufacture our products from numerous suppliers in various countries, including China. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components, raw materials, and services may be interrupted or insufficient, in certain instances, as a direct result of the COVID-19 outbreak.
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
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable and external cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three months ended January 24, 2020 were $2.8 billion, which represents growth of 1 percent compared to the three months ended January 25, 2019. Net sales for the nine months ended January 24, 2020 were $8.5 billion, which were flat compared to the nine months ended January 25, 2019. Currency had an unfavorable impact on net sales for the three and nine months ended January 24, 2020 of $18 million and $116 million, respectively. The Cardiac and Vascular Group's net sales for the three and nine months ended January 24, 2020, as compared to the corresponding periods in the prior fiscal year, were primarily driven by growth in Coronary & Structural Heart offset by decreases in Cardiac Rhythm & Heart Failure.
Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 24, 2020 were $1.4 billion and $4.2 billion, respectively, which was flat compared to the three months ended January 25, 2019 and a decline of 2 percent compared to the nine months ended January 25, 2019. Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 24, 2020 were driven by declines in ICDs and CRT-Ds due to replacement cycles and LVAD headwinds as a result of competitive pressures in the U.S. These declines were partially offset by growth in Pacing, AF Solutions, and the Reveal LINQ insertable cardiac monitoring system. The growth in Pacing was due to the continued strong adoption of the Micra transcatheter pacing system. The growth in AF Solutions was driven by Arctic Front cryoblation products.
Coronary & Structural Heart net sales for the three and nine months ended January 24, 2020 were $948 million and $2.8 billion, respectively, an increase of 4 percent as compared to the corresponding periods in the prior fiscal year. Coronary & Structural Heart net sales growth for the three and nine months ended January 24, 2020 was driven by transcathether aortic valves, reflecting expansion into the low risk patient population, as well as growth of our guide catheters. This growth was partially offset by declines in drug-eluting stents.
Aortic, Peripheral, & Venous net sales for the three and nine months ended January 24, 2020 were $478 million and $1.4 billion, respectively, which was flat when compared to the corresponding periods in the prior fiscal year, with growth in Aortic and Venous offsetting declines in Peripheral. Aortic net sales growth for the three and nine months ended January 24, 2020 was driven by the continued momentum from the launch of the Valiant Navion thoracic stent graft system. Venous net sales growth for the three and nine months ended January 24, 2020 was driven by the ongoing adoption of the VenaSeal vein closure system. Peripheral net sales decline for the three and nine months ended January 24, 2020 was due to drug-coated balloons, as uncertainty around Paclitaxel continues to impact the market.
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

•Changes to the U.S. Medicare national coverage determination for transcatheter aortic valve replacement that will allow approximately 30 percent more U.S. centers to offer the therapy to patients.

•Continued expansion and training of field support to increase coverage in the U.S. centers performing transcatheter aortic valve replacement procedures.

•Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, and advanced sealing with an excellent safety profile, as well as acceptance of our next generation Evout Pro Plus TAVR valve which launched late in the prior quarter.

•Continued acceptance and growth of the CRT-P quadripolar pacing system.

•Continued acceptance and growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm.

•Acceptance and growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds, both of which received CE Mark approval after the end of the third quarter.

•Continued growth of our Micra transcatheter pacing system. Micra AV received U.S. FDA approval the last week of the third quarter, which expands the Micra target population from 15 percent to 55 percent of pacemaker patients.

•Continued acceptance and growth from the Azure XT and S SureScan pacing systems. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity.

•Changes in the U.S. heart transplant guidelines as well as a competitor's product launch as it relates to our LVAD business.

•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study.

•Continued acceptance of Care Management Services as post-acute care services becoming even more critical in bundled payment models for different interventions or therapies.

•Continued acceptance and growth from the VenaSeal vein closure system in the U.S., for which reimbursement payment was established in January 2018 and payer coverage has been gradually increasing. The VenaSeal system is a unique non-thermal solution to address superficial venous disease that provides improved patient comfort, reduces the recovery time, and eliminates the risk of thermal nerve injury.

•Continued acceptance and growth from the Valiant family of thoracic stent grafts, including the Valiant Navion.

•Ongoing impact of Paclitaxel safety concerns affecting our drug-coated balloons.
Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, dialysis, and monitors. The Minimally Invasive Therapies Group’s net sales for the three and nine months ended January 24, 2020 were $2.2 billion and $6.4 billion, respectively, an increase of 2 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and nine months ended January 24, 2020 of $15 million and $95 million, respectively. Also impacting sales growth was the upgrade of the Group's enterprise resource planning (ERP) system in the U.S. and Canada, resulting in a temporary slowdown in the ability to supply customers, which in some cases resulted in lost procedures for the three months ended January 24, 2020.
Surgical Innovations net sales for the three and nine months ended January 24, 2020 were $1.5 billion and $4.3 billion, respectively, increases of 3 percent as compared to the corresponding periods in the prior fiscal year. Surgical Innovations net sales growth was driven primarily by strong sales in Advanced Energy, led by the LigaSure Exact Dissector and L-Hook Laparoscopic Sealer/Divider, Sonicision curved jaw cordless ultrasonic dissection system, and Valleylab FT10 energy platform. Also driving growth for fiscal year 2020 was growth in Advanced Stapling, led by the Endo GIA and EEA circular stapler platforms with Tri-Staple technology, and growth in Wound Closure led by the V-Loc wound closure device and Lung Health with ILLUMISITE and LUNGGPS patient management platforms.

Respiratory, Gastrointestinal, & Renal net sales for the three and nine months ended January 24, 2020 were $702 million and $2.1 billion, respectively, an increase of 2 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales growth was driven by strength in Patient Monitoring, including the Nellcor pulse oximetry, BIS brain monitoring consumables, and INVOS cerebral oximetry sensor consumables, along with growth in GI & Hepatology, including PillCam capsule endoscopy systems, Bravo calibration-free reflux testing systems, and EndoFLIP imaging systems. Also driving growth for fiscal year 2020 was growth in Respiratory Interventions, including the continued adoption of ventilators and video laryngoscopy products.

Looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:
•Continued acceptance and future growth of Open-to-MIS techniques and tools supported by our efforts to transition open surgery to MIS (minimally invasive surgery). The Open-to-MIS initiative focuses on furthering our presence in and working to optimize open surgery globally, while capturing the market opportunity that exists in transitioning open procedures to MIS, whether through traditional MIS, or advanced technologies including robotics.
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
•Our ability to execute ongoing strategies in order to address the competitive pressure of reprocessing of our vessel sealing disposables and growth of surgical soft tissue robotics procedures in the U.S.
•Our ability to create markets and drive product and procedures into emerging markets. We have high quality and cost-effective surgical products designed for customers in emerging markets such as the ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.
•Continued acceptance and growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We plan to grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. In addition, the HD multi-pass system reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment. We are expecting regulatory filing in first half of calendar year 2021, with launch following regulatory clearance in targeted countries.
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

Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. The Restorative Therapies Group’s net sales for the three and nine months ended January 24, 2020 were $2.1 billion and $6.2 billion, respectively, an increase of 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and nine months ended January 24, 2020 of $8 million and $50 million, respectively. Net sales growth for the three and nine months ended January 24, 2020 was driven by the Brain Therapies, Spine, and Specialty Therapies divisions. Net sales growth for the three and nine months ended January 24, 2020 was partially offset by modest declines in Pain Therapies.
Brain Therapies net sales for the three and nine months ended January 24, 2020 were $795 million and $2.3 billion, an increase of 9 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Brain Therapies net sales growth was driven by strong growth in both Neurovascular and Neurosurgery. Neurovascular net sales growth was driven by continued strength in both the Hemorrhagic and Ischemic stroke businesses. The Hemorrhagic stroke business saw growth in flow diversion products, particularly with our Pipeline Flex flow diversion system. The Ischemic stroke business saw continued strong adoption of the recently launched Solitaire X stent retriever products as well as our Riptide aspiration system and React catheters. Neurosurgery net sales growth was driven by continued strong demand for the StealthStation S8 surgical navigation systems, O-Arm Imaging Systems, and Mazor X Stealth robotic guidance systems, as well as strong uptake of the Midas Rex MR8 high-speed drill system fully launched in the U.S. during the second quarter of fiscal year 2020.
Spine net sales for the three and nine months ended January 24, 2020 were $674 million and $2.0 billion, respectively, an increase of 3 percent as compared to the corresponding periods in the prior fiscal year. Net sales growth for the three and nine months ended January 24, 2020 was driven by continued success of our Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics sold by our Neurosurgery business. These enabling technologies also contributed to the strong performance in Neurosurgery within our Brain Therapies division. Core Spine also contributed to sales growth through new product penetration from recently launched products, including the Infinity OCT System, T2 Stratosphere, and Prestige LP cervical disc system. Also contributing to growth in Core Spine was the acquisition of Titan Spine in the first quarter of fiscal year 2020. For the three months ended January 24, 2020, growth was partially offset by declines in bone morphogenetic protein (BMP).
Specialty Therapies net sales for the three and nine months ended January 24, 2020 were $340 million and $996 million, respectively, an increase of 5 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales growth was driven by capital equipment sales of the StealthStation ENT surgical navigation system, intraoperative NIM nerve monitoring system, and powered ENT instruments in ENT. For the three months ended January 24, 2020, growth in ENT was partially offset by modest declines in Pelvic Health.
Pain Therapies net sales for the three and nine months ended January 24, 2020 were $303 million and $910 million, respectively, a decrease of 4 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For the three and nine months ended January 24, 2020, the decrease in net sales was driven by the continued overall slowdown in the U.S. spinal cord stimulation market, partially offset by growth in emerging markets.
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
•Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas, and ENT Navigation and Power Systems.
•Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, our integrated robotics and navigation platform, which received U.S. FDA approval in November 2018.

•Strengthening of our position as a global leader in enabling technologies for spine surgery as a result of the December 2018 acquisition of Mazor Robotics.
•Strengthening of our position in the spine titanium interbody implant marketplace as a result of the June 2019 acquisition of Titan Spine.
•Continued adoption of our integrated solutions through the Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring, and Mazor robotics.
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
•Market acceptance and continued global adoption of our Intellis spinal cord stimulator, DTM (differential target multiplexed) proprietary waveform, Evolve workflow algorithm, and Snapshot reporting to treat chronic pain in major markets around the world.
•Acceptance and future growth of our Percept PC deep brain stimulation (DBS) device with Brainsense technology.
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
•Continued acceptance and growth of our Specialty Therapies, including our InterStim therapy with InterStim II and InterStim Micro neurostimulators for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system.
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, and insulin pump consumables. The Diabetes Group’s net sales for the three and nine months ended January 24, 2020 were $610 million and $1.8 billion, respectively, which was flat and an increase of 2 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact on net sales for the three and nine months ended January 24, 2020 of $5 million and $28 million, respectively. For the nine months ended January 24, 2020, the Diabetes Group's net sales growth was primarily attributable to growth in international markets resulting from sustained strong consumer demand for the MiniMed 670G. For the three months ended January 24, 2020, international growth was offset by declines in our U.S. business as a result of increased competition, while for the nine months ended January 24, 2020 these US. declines only partially offset international growth. Global sales of integrated CGM sensors contributed to sales for both the three and nine months ended January 24, 2020, driven by sensor attachment rates associated with the global adoption of sensor-augmented insulin pump systems. We also launched our Next Tech Pathway program during the three months ended January 24, 2020 to ensure eligible patients have access to upcoming product innovations.
Looking ahead, we expect our Diabetes Group could be affected by the following:
•Increasing pump competition in an expanding U.S. market.
•Continued patient demand for the MiniMed 670G system, the first hybrid closed loop system in the world. The system is powered by SmartGuard technology, which mimics some of the functions of a healthy pancreas by providing two levels of automated insulin delivery, maximizing Time in Range with reduced user input. Approximately 237,000 trained, active users are benefiting from SmartGuard technology.
•Continued acceptance and future growth internationally for the MiniMed 670G system. This system received CE mark in June 2018 and is now commercialized in Canada, Australia, Chile and in select European and Central American countries. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates. Reimbursement in Germany was received in September 2019 and we expect additional launches outside the U.S. in the fourth quarter of fiscal year 2020.
•Changes in medical reimbursement policies and programs, along with additional payor coverage of the MiniMed 670G system.
•Our ability to execute ongoing strategies to develop, gain regulatory approval, commercialize, and gain customer acceptance of new products, including our MiniMed 780G advanced hybrid closed loop system, as well as our Personalized Closed Loop system that was granted "Breakthrough Device" designation by the U.S. FDA. These technologies feature our next-generation algorithms designed to improve Time in Range by further automating insulin delivery.
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
Our critical accounting estimates include the following:
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not completely within our control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 17 to the current period's consolidated financial statements.
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
The test for goodwill impairment requires us to make several estimates to determine fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value. We assess the impairment of goodwill at the reporting unit level annually as of the first day of the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired.
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
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Cost of products sold	31.1%	30.0%	31.2%	29.8%
Research and development expense	7.4%	7.4%	7.7%	7.7%
Selling, general, and administrative expense	33.5%	34.4%	33.8%	34.8%
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
Cost of products sold for the three and nine months ended January 24, 2020 was $2.4 billion and $7.2 billion, respectively. The increase in cost of products sold as a percentage of net sales for the three and nine months ended January 24, 2020, as compared to the corresponding periods in the prior fiscal year, was driven by increased restructuring and associated costs and increased duty, driven in part by increased China tariffs on inbound products. Additionally, for the nine months ended January 24, 2020, we incurred increased expenses to overcome the sterilization shortage in our Minimally Invasive Therapies Group. Cost of products sold for the three and nine months ended January 24, 2020 included $50 million and $117 million, respectively, of restructuring and associated costs, as compared to $21 million and $58 million, respectively, for the corresponding periods in the prior fiscal year.

Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense for the three and nine months ended January 24, 2020 was $573 million and $1.8 billion, respectively.
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
Selling, general, and administrative expense for the three and nine months ended January 24, 2020 was $2.6 billion and $7.8 billion, respectively. The decrease in selling, general, and administrative expense as a percentage of net sales for the three and nine months ended January 24, 2020 benefited from our Enterprise Excellence program, cost containment efforts, and continued net sales growth. Selling, general, and administrative expense for the three and nine months ended January 25, 2019 also included expenses incurred to fulfill our Transition Service Agreements (TSAs) that we entered into with Cardinal in conjunction with the July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
The following is a summary of other costs and expenses:

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Amortization of intangible assets	$436	$436	$1,317	$1,327
Restructuring charges, net	13	26	87	112
Certain litigation charges	108	63	276	166
Other operating (income) expense, net	(39)	57	88	278
Other non-operating income, net	(96)	(71)	(305)	(309)
Interest expense	156	243	930	726
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $436 million and $1.3 billion for the three and nine months ended January 24, 2020, and January 25, 2019, respectively.
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

For the three and nine months ended January 24, 2020, we recognized charges of $97 million and $328 million, respectively. Additionally, we incurred accrual adjustments of $13 million for the nine months ended January 24, 2020, related to certain employees identified for termination finding other positions within Medtronic. For the three and nine months ended January 24, 2020, charges included $13 million and $94 million, respectively, recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three and nine months ended January 24, 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $50 million and $111 million, respectively, recognized within cost of products sold and $34 million and $111 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income. For the nine months ended January 24, 2020, cost of products sold also included $6 million of fixed asset write-downs.

For the three and nine months ended January 25, 2019, we recognized charges of $69 million and $264 million, respectively. For the three and nine months ended January 25, 2019, charges included $29 million and $120 million, respectively, recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three and nine months ended January 25, 2019, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $21 million and $58 million, respectively, recognized within cost of products sold and $19 million and $73 million, respectively, recognized within selling, general and administrative expense in consolidated statements of income. For the nine months ended January 25, 2019, selling, general and administrative expense also included $13 million of fixed asset write-downs.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three and nine months ended January 24, 2020 we recognized $108 million and $276 million, respectively, of certain litigation charges related to probable and estimable damages for significant legal matters. During the three and nine months ended January 25, 2019, we recognized $63 million and $166 million of certain litigation charges, respectively.
Other Operating (Income) Expense, Net Other operating (income) expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, TSA income, a commitment to the Medtronic Foundation, and charges associated with business exits. For the three and nine months ended January 24, 2020, other operating (income) expense, net was ($39) million and $88 million, respectively, as compared to $57 million and $278 million for the three and nine months ended January 25, 2019, respectively.
For the three months ended January 24, 2020 the change in other operating (income) expense, net was driven by our remeasurement and hedging programs, which, combined, resulted in an $82 million gain, compared to a $36 million gain for the three months ended January 25, 2019. Additionally, for three months ended January 25, 2019, other operating (income) expense, net includes $69 million charge related to business exits. There were no charges related to business exits during the three months ended January 24, 2020. These items were partially offset by changes in the fair value of contingent consideration, which resulted in a $59 million gain for the three months ended January 25, 2019, compared to a $2 million loss for the three months ended January 24, 2020.
For the nine months ended January 24, 2020, the change in other operating (income) expense, net was driven by our remeasurement and hedging programs, which, combined, resulted in a gain of $203 million, compared to $9 million gain for the nine months ended January 25, 2019. For the nine months ended January 24, 2020, other operating (income) expense, net includes charges associated with the exit of businesses of $41 million, compared to $149 million for the nine months ended January 25, 2019. These items were partially offset by changes in the fair value of contingent consideration, which resulted in a $68 million gain for the nine months ended January 25, 2019, compared to a $4 million loss for the nine months ended January 24, 2020. Additionally, for the nine months ended January 24, 2020, other operating (income) expense, net includes an $80 million charge associated with our commitment to the Medtronic Foundation.

Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three months ended January 24, 2020 other non-operating income, net was $96 million, as compared to $71 million for the three months January 25, 2019. The change in other non-operating income, net is primarily attributable to interest income, which was $77 million for the three months ended January 24, 2020, as compared to $55 million for the three months ended January 25, 2019, due to an increase in investments.
For the nine months ended January 24, 2020, other non-operating income, net was $305 million, as compared to $309 million for the nine months ended January 25, 2019. The change in other non-operating income, net is primarily attributable to minority investment gains, partially offset by interest income. Gains on minority investments were $11 million for the nine months ended January 24, 2020, as compared to $92 million for the nine months ended January 25, 2019. Interest income was $238 million for the nine months ended January 24, 2020, as compared to $202 million for the nine months ended January 25, 2019, due to an increase in investments.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. For the three and nine months ended January 24, 2020, interest expense was $156 million and $930 million, respectively, as compared to $243 million and $726 million for the three and nine months ended January 25, 2019, respectively. The decrease in interest expense during the three months ended January 24, 2020 was primarily due to a decrease in the weighted-average interest rate of outstanding debt obligations, as compared to the corresponding period in the prior fiscal year, driven by our debt issuance and tender transactions in the fourth quarter of fiscal year 2019 and first quarter of fiscal year 2020. The increase in interest expense during the nine months ended January 24, 2020 was primarily driven by $413 million of charges recognized in connection with the tender and early redemption of $5.2 billion of senior notes, partially offset by a decrease in the weighted-average interest rate of outstanding debt obligations due to the aforementioned debt issuance and tender transactions.
INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Income tax provision	$(340)	$99	$(317)	$437
Income before income taxes	1,579	1,370	3,850	3,905
Effective tax rate	(21.5)%	7.2%	(8.2)%	11.2%

Non-GAAP income tax provision	$308	$272	$926	$773
Non-GAAP income before income taxes	2,261	2,025	6,379	5,794
Non-GAAP Nominal Tax Rate	13.6%	13.4%	14.5%	13.3%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	35.1%	6.2%	22.7%	2.1%
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
Our effective tax rate for the three and nine months ended January 24, 2020 was (21.5) percent and (8.2) percent, respectively, as compared to 7.2 percent and 11.2 percent for the three and nine months ended January 25, 2019, respectively. The decrease in the effective tax rate for the three and nine months ended January 24, 2020, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of certain tax adjustments described below.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 24, 2020 was 13.6 percent and 14.5 percent, respectively, as compared to 13.4 percent and 13.3 percent for the three and nine months ended January 25, 2019, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the finalization of certain tax returns, the impact from the lapse of federal statute of limitations, excess tax benefits related to stock-based compensation, and the impact of year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 24, 2020 of approximately $23 million and $64 million, respectively.
Certain Tax Adjustments
During the three months ended January 24, 2020, the benefit from certain tax adjustments of $558 million, recognized in income tax provision in the consolidated statements of income, included the following:
•A benefit of $558 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the quarter which required the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
During the nine months ended January 24, 2020, the net benefit from certain tax adjustments of $839 million, recognized in income tax provision in the consolidated statements of income, included the following:

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
•A benefit of $558 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the quarter which required the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
During the three months ended January 25, 2019, the net benefit from certain tax adjustments of $64 million, recognized in income tax provision in the consolidated statements of income, included the following:

•A net benefit of $12 million associated with the transition tax liability and the impacts of U.S. Tax Reform on deferred tax assets, liabilities, and valuation allowances.

•A benefit of $32 million related to intercompany legal entity restructuring.

•A net benefit of $20 million associated with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

During the nine months ended January 25, 2019, the net benefit from certain tax adjustments of $35 million, recognized in income tax provision in the consolidated statements of income, included the following:

•A net benefit of $25 million associated with the transition tax liability and the impacts of U.S. Tax Reform on deferred tax assets, liabilities, and valuation allowances

•A benefit of $32 million related to intercompany legal entity restructuring.

•A net benefit of $20 million associated with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.

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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 24, 2020	January 25, 2019
Cash provided by (used in):
Operating activities	$5,784	$4,920
Investing activities	(3,568)	(245)
Financing activities	(2,888)	(4,571)
Effect of exchange rate changes on cash and cash equivalents	(12)	(70)
Net change in cash and cash equivalents	$(684)	$34
Operating Activities The $864 million increase in net cash provided was primarily driven by a decrease in cash paid for income taxes and interest, partially offset by an increase in cash paid for Enterprise Excellence restructuring activities, and an increase in cash paid to employees. The decrease in cash paid for income taxes was primarily due to a tax payment associated with the intercompany sale of intellectual property in the first quarter of fiscal year 2019, a lower transition tax payment made in the second quarter of fiscal year 2020 as compared to the corresponding period in the prior year, as well as the timing of estimated tax payments. Cash paid for interest decreased due to a decrease in interest expense and change in timing of interest payments resulting from the debt tenders and issuances in the first quarter of fiscal year 2020 and the fourth quarter of fiscal year 2019. Refer to the "Restructuring Charges, Net" section of this Management's Discussion and Analysis and Note 5 to the current period's consolidated financial statements for information on the Enterprise Excellence program. Cash paid to employees increased due to higher annual incentive plan payouts compared the corresponding period in the prior fiscal year.
Investing Activities The $3.3 billion increase in net cash used was primarily attributable to a decrease in net proceeds from purchases and sales of investments of $4.6 billion and an increase in cash paid for additions of property, plant, and equipment of $78 million during the nine months ended January 24, 2020, partially offset by a decrease in cash paid for acquisitions of $1.4 billion as compared to the corresponding period in the prior fiscal year.
Financing Activities The $1.7 billion decrease in net cash used was primarily attributable to a decrease in net cash used for share repurchases of $1.5 billion and a net increase in short-term borrowings during the nine months ended January 24, 2020, partially offset by a decrease in the issuance of ordinary shares of $306 million, as compared to the corresponding period in the prior fiscal year. Financing cash flows were also impacted by the issuance of $5.6 billion of Euro-denominated senior notes offset by the tender of $5.2 billion of senior notes for $5.6 billion of total consideration.
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

	Nine months ended
(in millions)	January 24, 2020	January 25, 2019
Net cash provided by operating activities	$5,784	$4,920
Additions to property, plant, and equipment	(877)	(799)
Free cash flow	$4,907	$4,121

Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, at January 24, 2020 was $844 million as compared to $838 million at April 26, 2019. Long-term debt at January 24, 2020 was $24.7 billion as compared to $24.5 billion at April 26, 2019. We utilize unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at January 24, 2020 was $25.6 billion, as compared to $25.3 billion at April 26, 2019. The increase in total debt was primarily driven by the net impact of the issuance and cash tender offers described below.
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
We maintain a commercial paper program for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both January 24, 2020 and April 26, 2019, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility) which expires in December 2024. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At January 24, 2020 and April 26, 2019, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we were in compliance with at January 24, 2020.
We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases. In March 2019, our Board of Directors authorized an incremental $6.0 billion for repurchase of our ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three and nine months ended January 24, 2020, we repurchased a total of 2.1 million and 10.6 million shares, respectively, at an average price per share of $114.04 and $105.12, respectively. At January 24, 2020, we had approximately $6.1 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019.
Liquidity
Our liquidity sources at January 24, 2020 include $3.7 billion of cash and cash equivalents and $7.9 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at January 24, 2020) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.

Our investments include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. For the three and nine months ended January 24, 2020, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At January 24, 2020, we have $26 million of gross unrealized losses on our aggregate available-for-sale debt securities of $8.0 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
The table below includes our short-term and long-term debt ratings from S&P and Moody's at both January 24, 2020 and April 26, 2019:

Agency Rating(1)
	January 24, 2020	April 26, 2019
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at January 24, 2020 were unchanged as compared to the ratings at April 26, 2019. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 24, 2020 and April 26, 2019 was $12.1 billion and $11.1 billion, respectively. At January 24, 2020, these contracts were in a net unrealized gain position of $235 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 24, 2020 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $799 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three or nine months ended January 24, 2020.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 24, 2020 was comprised of debt predominately denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates at January 24, 2020, indicates that the fair value of these instruments would correspondingly change by $30 million.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the third quarter of fiscal year 2020, the Company deployed an enterprise resource planning (ERP) software program, SAP, to the Minimally Invasive Therapies Group in the U.S. and Canada. The internal controls were updated to reflect these changes. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2020:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program (1)
10/26/2019 - 11/22/2019	547,952	$108.74	547,952	$6,238,903,103
11/23/2019 - 12/27/2019	471,599	112.28	471,599	6,185,952,813
12/28/2019 - 1/24/2020	1,049,571	117.60	1,049,571	6,062,523,192
Total	2,069,122	$114.04	2,069,122	$6,062,523,192
(1)In June 2017, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company’s ordinary shares. In March 2019, the Company's Board of Directors authorized an incremental $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations.

Item 6. Exhibits

(a)	Exhibits
	10.1	Amended and Restated Credit Agreement (amended as of December 12, 2019).
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	February 28, 2020	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	February 28, 2020	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer