Form 10-K
period 2020-04-24
Medtronic plc
filed 2020-06-19
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 24, 2020.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-36820
®
MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive offices)
+353 1 438-1700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	MDT	New York Stock Exchange
Floating Rate Notes due 2021	MDT/21	New York Stock Exchange
0.000% Senior Notes due 2021	MDT/21A	New York Stock Exchange
0.000% Senior Notes due 2022	MDT/22B	New York Stock Exchange
0.375% Senior Notes due 2023	MDT/23B	New York Stock Exchange
0.25% Senior Notes due 2025	MDT/25	New York Stock Exchange
1.125% Senior Notes due 2027	MDT/27	New York Stock Exchange
1.625% Senior Notes due 2031	MDT/31	New York Stock Exchange
1.00% Senior Notes due 2031	MDT/31A	New York Stock Exchange
2.250% Senior Notes due 2039	MDT/39A	New York Stock Exchange
1.50% Senior Notes due 2039	MDT/39B	New York Stock Exchange
1.75% Senior Notes due 2049	MDT/49	New York Stock Exchange

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 25, 2019, based on the closing price of $105.44 as reported on the New York Stock Exchange: approximately $141.3 billion. Number of Ordinary Shares outstanding on June 17, 2020: 1,341,298,882

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2020 Annual General Meeting are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and other written reports of Medtronic public limited company, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.
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

•the COVID-19 pandemic and the actions of businesses, communities and governments in response;
•competition in the medical device industry;
•reduction or interruption in our supply;
•laws and governmental regulations;
•quality problems;
•liquidity shortfalls;
•decreasing prices and pricing pressure;
•fluctuations in currency exchange rates;
•changes in applicable tax rates;

•positions taken by taxing authorities;
•adverse regulatory action;
•delays in regulatory approvals;
•litigation results;
•self-insurance;
•commercial insurance;
•healthcare policy changes;
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
With innovation and market leadership, we have pioneered advances in medical technology. Our commitment to enhance our offerings by developing and acquiring new products, wrap-around programs, and solutions to meet the needs of a broader set of stakeholders is driven by the following primary strategies:
•Therapy Innovation: Delivering a strong launch cadence of meaningful therapies and procedures.
•Globalization: Addressing the inequity in healthcare access globally, primarily in emerging markets.
•Economic Value: Becoming a leader in value-based healthcare by offering new services and solutions to improve outcomes and efficiencies, lower costs by reducing hospitalizations, improve remote clinical management, and increase patient engagement.
Our primary customers include hospitals, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations (GPOs).
Medtronic plc is the successor to Medtronic, Inc., a Minnesota corporation. Medtronic, Inc. and Covidien plc (Covidien) were combined under and became subsidiaries of Medtronic plc on January 26, 2015.
On July 29, 2017, we completed the divestiture of our Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the Divestiture). Among the product lines included in the divestiture were the dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. Prior to the divestiture, these businesses were included within the Minimally Invasive Therapies Group segment.
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

CARDIAC AND VASCULAR GROUP

The Cardiac and Vascular Group is made up of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic, Peripheral & Venous divisions. The primary medical specialists who use our Cardiac and Vascular products include electrophysiologists, implanting cardiologists, heart failure specialists, cardiovascular, cardiothoracic, and vascular surgeons, and interventional cardiologists and radiologists.

Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, ventricular assist systems, and an integrated health solutions business. Principal products and services offered include:
•Implantable cardiac pacemakers including the Azure MRI SureScan, Adapta, Advisa MRI SureScan, Micra Transcatheter Pacing System, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker, and Micra AV, which can treat patients with atrioventricular block.
•Implantable cardioverter defibrillators (ICDs), including the Visia AF, Evera MRI SureScan, and the Cobalt and Chrome portfolio of BlueSync-enabled ICDs, as well as defibrillator leads, including the Sprint Quattro Secure lead.
•Implantable cardiac resynchronization therapy devices (CRT-Ds and CRT-Ps) including the Claria/Amplia/Compia family of MRI Quad CRT-D SureScan systems and the Cobalt and Chrome portfolio of BlueSync-enabled CRT-Ds, as well as the Percepta/Serena/Solara family of MRI Quad CRT-P SureScan systems.
•AF ablation products including the Arctic Front Cardiac CryoAblation Catheter System, designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF.
•Insertable cardiac monitoring systems including the Reveal LINQ, which is used to record the heart’s electrical activity before, during, and after transient symptoms such as syncope (i.e. fainting) and palpitations to assist in diagnosis.
•Mechanical circulatory support products including miniaturized implantable heart pumps, or ventricular assist devices, patient accessories and surgical tools to treat patients suffering from advanced heart failure.
•TYRX products including the Cardiac and Neuro Absorbable Antibacterial Envelopes, which are designed to stabilize electronic implantable devices and help prevent infection associated with implantable pacemakers, and defibrillators.
•Remote monitoring services and patient-centered software to enable efficient care coordination and specialized telehealth nurse support as well as services related to hospital operational efficiency.
Coronary & Structural Heart
Our Coronary & Structural Heart division includes therapies to treat coronary artery disease and heart valve disorders. Our products include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guide wires, diagnostic catheters, and accessories, as well as products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, and surgical ablation products. Principal products offered include:
•CoreValve family of aortic valves, including the Evolut R, Evolut PRO, and Evolut PRO+ systems for transcatheter aortic valve replacement.
•Percutaneous Coronary Intervention stent products including our Resolute Onyx drug-eluting stent.

•Surgical valve replacement and repair products for damaged or diseased heart valves, including both tissue and mechanical valves, blood-handling products that form a circulatory support system to maintain and monitor blood circulation and coagulation status, oxygen supply, and body temperature during arrested heart surgery, and surgical ablation systems and positioning and stabilization technologies.
Aortic, Peripheral & Venous
Our Aortic, Peripheral & Venous division is comprised of a comprehensive line of products and therapies to treat aortic disease, such as aneurysms, dissections, and transections, as well as peripheral vascular disease, and venous disease. Our products include endovascular stent graft systems, peripheral drug coated balloons, stent and angioplasty systems, and carotid embolic protection systems for the treatment of vascular disease outside the heart, and products for superficial and deep venous disease. Principal products offered include:
•Endovascular stent grafts and accessories including the Endurant II Stent Grant System for the treatment of abdominal aortic aneurysms, the Valiant Navion Thoracic Stent Grant System for thoracic endovascular aortic repair procedures, and the Heli-FX EndoAnchor System.
•Percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, vascular stents, directional atherectomy products, and other procedure support tools.
•Products to treat superficial venous diseases in the lower extremities including the ClosureFast radiofrequency ablation system and the VenaSeal medical adhesive closure system.

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
Surgical Innovations
Our Surgical Innovations division develops, manufactures, and markets advanced and general surgical products including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, and gynecology products and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:
•Advanced stapling and energy products, including the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple Technology and the Endo GIA ultra universal stapler, the LigaSure Exact Dissector and L-Hook Laparoscopic Sealer/Divider, and the Sonicision curved jaw cordless ultrasonic dissection system.
•Electrosurgical hardware and instruments, including the Valleylab FT10 energy platform, and the Force TriVerse electrosurgical pencils, and surgical artificial intelligence (AI), data and analytics, and digital education and training to support robotic assisted surgery platform.
•Products designed for the treatment of hernias, including the AbsorbaTack absorbable mesh fixation device for hernia repair, the Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair, and Parietex ProGrip, a self-gripping, biocompatible solution for inguinal hernias.

Respiratory, Gastrointestinal, & Renal
Our Respiratory, Gastrointestinal, & Renal division develops, manufactures, and markets products in the emerging fields of minimally invasive gastrointestinal and hepatologic diagnostics and therapies, patient monitoring, respiratory interventions including airway management and ventilation therapies, and for the treatment of renal disease. Principal products and services offered include:
•Gastrointestinal and endoscopy products, including the PillCam portfolio, the Bravo calibration-free reflux testing systems, the EndoFLIP imaging systems, the Emprint ablation system with Thermosphere Technology, the Barrx platform through ablation with the Barrx 360 Express catheter, the Cool-tip radiofrequency ablation system, and the HET Bipolar System.
•Airway, ventilation, and inhalation therapies products, including the Puritan Bennett 980, 840, and 560 ventilators, the Newport e360 and HT70 ventilators, the TaperGuard Evac tube, Shiley Endotracheal Tubes, Shiley Tracheostomy Tubes, McGRATH MAC video laryngoscopes, and DAR Filters.
•Products focused on patient monitoring, including Capnostream capnography monitors, Nellcor pulse oximetry monitors, INVOS cerebral/somatic oximetry systems, and Bispectral Index (BIS) brain monitoring technology.
•Products providing solutions for the treatment of renal disease, including Palindrome, Mahurkar and Mahurkar Elite Dialysis Access Catheters for renal therapy, and other products designed for use in treatment of both acute and chronic renal failure conditions.

RESTORATIVE THERAPIES GROUP

The Restorative Therapies Group is made up of the Brain Therapies, Spine, Specialty Therapies, and Pain Therapies divisions. The primary medical specialists who use the products of this group include spinal surgeons, neurosurgeons, neurologists, pain management specialists, anesthesiologists, orthopedic surgeons, urologists, colorectal surgeons, urogynecologists, interventional radiologists, and ear, nose, and throat specialists.
Brain Therapies
Our Brain Therapies division develops, manufactures, and markets an integrated portfolio of devices and therapies for the treatment of neurological disorders and diseases, as well as surgical technologies designed to improve the precision and workflow of neuro procedures. Principal products and services offered include:
•Neurovascular products to treat diseases of the vasculature in and around the brain. This includes coils, neurovascular stent retrievers, and flow diversion products, as well as access and delivery products to support procedures. Products also include the Pipeline Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms, the portfolio of Solitaire revascularization devices for treatment of acute ischemic stroke, the Riptide Aspiration System and a portfolio of associated access catheters including our React aspiration catheters also for the treatment of acute ischemic stroke.
•Brain modulation products, including those for the treatment of the disabling symptoms of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, this includes our family of Activa Neurostimulators, including Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery). This also includes our Percept PC Neurostimulator DBS system with BrainSense technology, which received CE Mark approval in January of 2020.

•Neurosurgery products, including platform technologies, implant therapies, and advanced energy products. Our StealthStation S8 Navigation System, Stealth Autoguide cranial robotic guidance platform, and O-arm Imaging System are platforms used in cranial, spinal, sinus, and orthopedic procedures. Our Mazor X robotic guidance systems are used in robot-assisted spine procedures and combine the best-in-class robotics and navigation capability. Our Midas Rex Surgical Drills, including our new MR8 high-speed drill system, are used in cranial, spinal, ENT, and orthopedic procedures. Our CSF Management Portfolio is used in treating hydrocephalus and other conditions impacting the intracranial pressure, and our Visualase MRI-guided laser ablation is used in cranial procedures. Our PEAK Surgery System and Aquamantys Sealers are advanced energy products. Our PEAK Surgery System is a tissue dissection system that consists of the PEAK PlasmaBlade and PULSAR Generator and is cleared for use in a variety of settings, including plastic reconstructive surgery, general surgery, and certain conditions of ENT. Our Aquamantys Sealers use patented transcollation technology to provide haemostatic sealing of soft tissue and bone and are cleared for use in a variety of surgical procedures, including orthopedic surgery, spine, solid organ resection and thoracic procedures.
Spine
Our Spine division develops, manufactures, and markets a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. Our Spine division also provides biologic solutions for the orthopedic and dental markets and, in concert with our Neurosurgery business, offers unique and highly differentiated imaging, navigation, power instruments, nerve monitoring, and Mazor robotic guidance systems used in robot assisted spine procedures. Principal products and services offered include:
•Products to treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. These products include our CD HORIZON SOLERA system, T2 Strastosphere, and the CLYDESDALE, and ELEVATE interbody spacers. These products also include titanium interbody implants and surface technologies from Titan Spine, acquired in June of 2019.
•Products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON SOLERA VOYAGER and LONGITUDE Percutaneous Fixation Systems.
•Products to treat conditions in the cervical region of the spine, including the ZEVO Anterior Cervical Plate System, the INFINITY OCT System, and PRESTIGE LP Cervical Artificial Discs.
•Biologic solutions products, including our INFUSE Bone Graft (InductOs in the European Union (E.U.)), which contains a recombinant human bone morphogenetic protein, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications.
•Demineralized Bone Matrix products, including MagniFuse, GRAFTON/GRAFTON PLUS, COREX, and PROGENIX, and the MASTERGRAFT family of synthetic bone graft products - Matrix, Putty, and Granules.
Specialty Therapies
Our Specialty Therapies division develops, manufactures, and markets products and therapies to treat diseases of the ear, nose and throat (ENT), help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Principal products and services offered include:
•Pelvic health and gastric therapies products, including our Interstim, InterStim Micro, and InterStim II neurostimulators, and InterStim SureScan MRI leads, to help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Our NURO System delivers Percutaneous Tibial Neuromodulation therapy to treat overactive bladder and associated symptoms of urinary urgency, urinary frequency, and urge incontinence. Our Enterra gastric neurostimulator is approved as a humanitarian device and is used for the treatment of chronic, intractable nausea and vomiting due to gastroparesis.
•ENT products, including the Straightshot M5 Microdebrider Handpiece, the IPC system, NIM Nerve Monitoring Systems, FUSION Compact and StealthStation ENT Navigation System, as well as products for hearing restoration and obstructive sleep apnea.
Pain Therapies
Our Pain Therapies division develops, manufactures, and markets spinal cord stimulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:
•Spinal cord stimulation products, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and/or limb pain. This includes the Intellis Spinal Cord Stimulation System, with

AdaptiveStim and SureScan MRI Technology, DTM (differential target multiplexed) proprietary waveform, the Evolve workflow algorithm, and Snapshot reporting. Products also include our RestoreSensor (rechargeable) SureScan MRI neurostimulation system, with its proprietary AdaptiveStim technology.
•Implantable drug infusion systems, including our SynchroMed II Implantable Infusion System, that deliver small quantities of drug directly into the intrathecal space surrounding the spinal cord.
•Interventional products, including the Xpander II Balloon Kyphoplasty system, the Kyphon-V vertebroplasty system and the OsteoCool RF Tumor ablation system.
•The Accurian nerve ablation system, which conducts radio frequency ablation of nerve tissues.

DIABETES GROUP

The Diabetes Group develops, manufactures, and markets products and services for the management of Type 1 and Type 2 diabetes. The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists and primary care physicians.
Principal products and services offered include:
•Insulin pumps, including the MiniMed 670G system, which is the world's first hybrid closed loop system. The system, powered by SmartGuard technology, mimics some of the functions of a healthy pancreas by providing two levels of automated insulin delivery to maximize Time in Range with reduced user input.
•Continuous glucose monitoring (CGM) systems, including the Guardian Connect smart CGM system, the iPro2 professional CGM, and the Envision PRO professional CGM, are products worn by patients capturing glucose data to reveal patterns and potential problems, such as hyperglycemic and hypoglycemic episodes.

OTHER FACTORS IMPACTING OUR OPERATIONS
COVID-19 Pandemic
The global COVID-19 pandemic, together with the preventative and precautionary measures taken by businesses, communities and governments, is impacting, and we expect will continue to impact significant aspects of our Company and business, including demand for our products, our operations, supply chains and distribution systems, and our ability to research and develop and bring new products and services to market. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Research and Development
The markets in which we participate are subject to rapid technological advances. Constant improvement of existing products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, our development activities are intended to help reduce patient care costs and the length of hospital stays in the future. We have not engaged in significant customer or government-sponsored research.

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
Intellectual Property
We rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements (non-disclosure and non-competition agreements) to protect our business and proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single intellectual property asset or license is material in relation to any segment of our business or to our business as a whole.
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
Sales and Distribution
We sell most of our medical devices and therapies through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in markets outside the U.S. For certain portions of our business, we also sell through distributors in the U.S. Our medical supplies products are used primarily in hospitals, surgi-centers and alternate care facilities, such as home care and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs). We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. Our four largest markets are the U.S., Western Europe, China, and Japan. Emerging markets are an area of increasing focus and opportunity, as we believe they remain under-penetrated.
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
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, results of clinical trials to support superiority claims, and publications about our products, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In the current environment of managed care, economically motivated customers, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.
Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These initiatives put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms. Hospitals, which purchase our technology, are also seeking to reduce costs through a variety of mechanisms, including, for example, centralized purchasing, and in some cases, limiting the number of vendors that may participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from changes in practice patterns such as device standardization. This has created an increased level of price sensitivity among customers for our products.
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
Employees
On April 24, 2020, we employed more than 90,000 full-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits and our rewarding work environment.
Seasonality
Worldwide sales do not reflect a significant degree of seasonality. However, the number of medical procedures incorporating Medtronic products is generally lower during summer months in the northern hemisphere due to summer vacation schedules, particularly in European countries.
Government Regulation
Our operations and products are subject to extensive regulation by numerous government agencies, including the U.S. FDA, European regulatory authorities such as the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (U.K.) and the Federal Institute for Drugs and Medical Devices in Germany, the China National Medical Product Administration (NMPA), and other government agencies inside and outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. Our business is also affected by patient privacy laws and government payer cost containment initiatives, as well as environmental health and safety laws and regulations.
Product Approval and Monitoring
Many countries where we sell medical devices subject such medical devices and technologies to their own approval and other regulatory requirements regarding performance, safety, and quality of our products. Authorization to commercially distribute a new medical device in the U.S. is generally obtained in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our medical device is substantially equivalent to a legally marketed medical device. The second, more rigorous process, known as pre-market approval, requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process.
In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 which imposes significant additional premarket and postmarket requirements (EU MDR). The regulation initially provided a three-year implementation period to May 2020, but that timeline has been delayed to May 2021 due to COVID-19 and its impact on audits and technical file review by Notified Bodies. After that time, medical devices marketed in the E.U. will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, can be placed on the market until May 2024.
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
In April 2015, we entered into a consent decree with the U.S. FDA relating to our Pain Therapies division's SynchroMed II drug infusion system and its associated quality system. The consent decree requires us to complete certain corrections and enhancements to the SynchroMed pump and the Neuromodulation quality system. The consent decree’s limitations on our ability to manufacture and distribute the SynchroMed drug infusion system were lifted by the U.S. FDA in September 2017. Following the successful completion of the required third-party expert audits and subsequent FDA inspection, and in coordination with the FDA, Medtronic can move to have the consent decree vacated. The Company must undergo third-party audits and submit audit reports to the U.S. FDA through calendar 2020.
In June 2016, TYRX received a Warning Letter from the U.S. FDA following an inspection at the TYRX facility in Monmouth Junction, New Jersey. The U.S. FDA completed its follow up inspection to the Warning Letter in March 2018 and issued a Form-483 with observations. FDA completed its Warning Letter reinspection at the TYRX facility in Minneapolis, since the manufacturing operations at Monmouth Junction have ceased. The inspection concluded in March 2020 with zero observations, and in April 2020 the Warning Letter was lifted by FDA. In June 2014, HeartWare Inc. received a Warning Letter from the U.S. FDA following an inspection at the HeartWare facility in Miami Lakes, Florida. Medtronic acquired HeartWare in August 2016, and implemented corrective actions and process improvements to address the items in the Warning Letter. In July 2018, HeartWare received a Form-483 after a U.S. FDA inspection and is implementing additional corrective actions, primarily related to the Pioneer 2.0 Controller, in response to the observations. We have been communicating monthly with the U.S. FDA on the progress of the actions and the timing for reinspection. In August 2018, we received two FDA Warning Letters, one issued to the CRHF facility in Mounds View, MN, and the other issued to the Juncos facility in Puerto Rico. The letters were limited to the Blackwell ICD and focused on the manufacturing and design processes for Blackwell. Reinspection was completed at Juncos in November 2019 and resulted in four 483 observations. Reinspection was completed at Mounds View in January 2020 and resulted in zero 483 observations. Both the Juncos and Mounds View Warning Letters were lifted in February 2020.
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
For example, in the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. Privacy and Security Rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), govern the use, disclosure, and security of protected health information by “Covered Entities,” (which are healthcare providers that submit electronic claims, health plans, and healthcare clearinghouses) and by their “Business Associates” (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). Rules under HIPAA and HITECH include specific security standards and breach notification requirements. The U.S. Department of Health and Human Services (HHS) (through the Office of Civil Rights) has direct enforcement authority against Covered Entities and Business Associates with regard to both the Security and Privacy Rules, including civil and criminal liability. With the exception of certain of its operations in its Diabetes and care management services businesses, Medtronic is generally not a Covered Entity. Medtronic also operates as a Business Associate to Covered Entities in a limited number of instances. There are comparable state laws governing the use and protection of personal health information by healthcare providers, and Medtronic may be subject to these laws in certain of its businesses.
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
Regulations Governing Reimbursement
The delivery of our devices is subject to regulation by HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare items and services. U.S. laws and regulations are imposed primarily in connection with federally funded healthcare programs, such as the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of healthcare. Other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.
U.S. federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under federally-funded healthcare programs, including laws related to kickbacks, false claims, self-referrals and healthcare fraud. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other healthcare programs and private third-party payers. In some circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for a pattern of causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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
Risks Relating to the Company
The novel coronavirus disease 2019 (COVID-19) has had, and we expect will continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.
Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the continuing global spread of COVID-19, including corresponding preventative and precautionary measures that we and other businesses, communities and governments are taking to mitigate the spread of the disease, has led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities. Further, in addition to travel restrictions put in place in early 2020, countries, states and governments may continue to close borders, impose prolonged quarantines or other restrictions and requirements on travel, and further limit our ability to conduct business in-person as we did prior to COVID-19, requiring businesses, including our business, to use alternative methods of communication. It is likely the COVID-19 pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession.
Together with the preventative and precautionary measures being taken, as well as the corresponding need to adapt to new and different methods of communication and conducting business, COVID-19 is having, and will likely continue to have, an adverse impact on significant aspects of our Company and business, including on demand for and supply of our products, operations, supply chains and distribution systems, our ability to research and develop and bring to market new products and services, and our ability to generate cash flow, and may have an adverse impact on our ability to access capital. Some of our products are particularly sensitive to reductions in deferrable and emergent medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, certain medical procedures have been suspended or postponed in many of the markets where our products are marketed and sold, which has caused a reduction in sales of these products. The Company has certain product lines that are in higher demand as a result of COVID-19 such as ventilators, pulse oximetry, capnography, advanced parameter monitoring, and extracorporeal life support products. It is not possible to predict the timing of a broad resumption of deferrable medical procedures and, to the extent individuals and hospital systems continue to de-prioritize, delay or cancel these procedures, or if unemployment or loss of insurance coverage adversely impacts an individual’s ability to pay for our products and services, our business, cash flows, financial condition and results of operations would continue to be negatively affected. Further, the COVID-19 pandemic is straining hospital systems around the world, resulting in adverse financial impacts to those systems that could result in reduced future expenditures for capital equipment and other products and services we provide, as well as disruption of product launches of our recently approved products. Clinical trials generally have suspended enrollment due to facility closures and governmental restrictions, which we expect will delay the results from those clinical trials and will impact our ability to timely develop and bring to market new products.
In addition, a significant number of our global suppliers, vendors, distributors and manufacturing facilities have been adversely affected by the COVID-19 pandemic, including by adversely impacting the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. These impacts could impair our ability to move our products through distribution channels to end customers, and any such delay or shortage in the supply of components or materials may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability.
In addition, COVID-19 has impacted and may further impact the global economy and capital markets, including by negatively impacting demand for a number of our products, access to capital markets (including the commercial paper market), foreign currency exchange rates, and interest rates, each of which may adversely impact our business and liquidity. We could experience loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors facing liquidity issues. As a result, we may be compelled to take additional measures to preserve our cash flow.
In addition, COVID-19 could adversely impact our ability to retain key employees and the continued service and availability of skilled personnel necessary to run our complex productions and operations, including our executive officers and other members of our management team, as well as the ability of our third-party suppliers, manufacturers, distributors and vendors to retain their key employees. To the extent our management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions.
While the impact of COVID-19 has had, and we expect it to continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is highly uncertain and unpredictable.
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
We believe our ability to compete depends upon many factors both within and beyond our control, including:

•product performance and reliability,
•product technology and innovation,
•product quality and safety,
•breadth of product lines,
•product support services,
•customer support,
•cost-effectiveness and price,
•reimbursement approval from healthcare insurance providers, and
•changes to the regulatory environment.
Competition may increase as additional companies enter our markets or modify their existing products to compete directly with ours. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. From time to time we have lost, and may in the future lose, market share in connection with product problems, physician advisories, safety alerts and publications about our products, which highlights the importance of product quality, product efficacy and quality systems to our business. In the current environment of managed care, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Further, our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies and intellectual property, and as a result we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property. In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.
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
Other disruptions in the manufacturing process or product sales and fulfillment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, natural disasters such as hurricanes, tornadoes or wildfires, property damage from riots, and other environmental factors and the impact of epidemics or pandemics, such as COVID-19, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced a global information technology systems interruption that affected our customer ordering, distribution, and manufacturing processes, and we are currently adversely impacted by, and expect to continue to be adversely impacted by, the global COVID-19 pandemic and the responses of governments and of our partners, including suppliers, manufacturers, distributors and other businesses. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
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
Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. FDA, U.S. Department of Justice, Health and Human Services-Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials or the market’s or U.S. FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, financial condition, results of operations and cash flows. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:
•take a significant amount of time,
•require the expenditure of substantial resources,
•involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,
•involve modifications, repairs or replacements of our products, and
•limit the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under the U.S. FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the U.S. FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on the U.S. FDA’s Form-483, warning letters, or other forms of enforcement. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such medical products, detain or seize adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The U.S. FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive subpoenas or other requests for information from state and federal governmental agencies, and while these investigations typically relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices, we cannot predict the timing, outcome or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Governmental regulations outside the U.S. have, and may continue to, become increasingly stringent and common. In the European Union, for example, a new Medical Device Regulation was published in 2017 which, when it enters into force in May 2021, will include significant additional premarket and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Future laws and regulations may have a material adverse effect on us.
Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health are goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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

We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impacting our ability to sell current or future products.
We are substantially dependent on patent and other proprietary rights and rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements (such as employee, non-disclosure and non-competition agreements) to protect our business and proprietary intellectual property. We also operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation, it is possible that the results of such litigation could require us to pay significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or that enforcement actions to protect our patent and proprietary rights against others could be unsuccessful, any of which could have a material adverse impact on our business, results of operations, financial condition, and cash flows.
While we intend to defend against any threats to our intellectual property, our patents, trademarks, tradenames, copyrights, trade secrets or agreements (such as employee, non-disclosure and non-competition agreements) may not adequately protect our intellectual property. Further, pending patent applications may not result in patents being issued to us, patents issued to or licensed by us may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or too limited in scope to protect our technology or provide us with any competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and such licenses may not be available on reasonable terms or at all. We also rely on non-disclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
In addition, the laws of certain countries in which we market or manufacture some of our products do not protect our intellectual property rights to the same extent as the laws of the U.S., which could make it easier for competitors to capture market position. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Quality problems and product liability claims could lead to recalls or safety alerts, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Quality is extremely important to us and our customers due to the impact on patients, and the serious and potentially costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic and Covidien brands, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future. Further, we may be exposed to additional potential product liability risks related to products designed, manufactured and/or marketed in response to the COVID-19 pandemic, and unpredictable or accelerated changes in demand for certain of our products in connection with COVID-19 and its related impacts could impact development and production of products and services and could increase the risk of regulatory enforcement actions, product defects or related claims, as well as adversely impact our customer relationships and reputation.
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
Healthcare policy changes may have a material adverse effect on us.
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by several governments, regulators and third-party payers globally, including the U.S. federal and state governments, to control these costs and, more generally, to reform healthcare systems, including U.S. healthcare reform legislation. Certain of these proposals could, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We have experienced, and may continue to experience, decreasing prices for certain of our goods and services due to pricing pressure from managed care organizations and other third-party payers on our customers, increased market power of our customers as the medical device industry consolidates and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, our business, results of operations, financial condition and cash flows will be adversely affected.
We are subject to a variety of risks associated with global operations that could adversely affect our profitability and operating results.
We develop, manufacture, distribute and sell our products globally. We intend to continue to expand our operations and to pursue growth opportunities outside the U.S., especially in emerging markets. Operations in different countries including emerging markets could expose us to additional and greater risks and potential costs, including:
•fluctuations in currency exchange rates,
•healthcare reform legislation,
•the need to comply with different regulatory regimes worldwide that are subject to change and that could restrict our ability to manufacture and sell our products,
•local product preferences and product requirements,
•longer-term receivables than are typical in the U.S.,

•trade protection measures, tariffs and other border taxes, and import or export licensing requirements,
•less intellectual property protection in some countries outside the U.S. than exists in the U.S.,
•different labor regulations and workforce instability,
•political and economic instability,
•the expiration and non-renewal of foreign tax rulings and/or grants,
•potentially negative consequences from changes in or interpretations of tax laws, and
•economic instability and inflation, recession or interest rate fluctuations.
The escalating global economic competition and trade tensions between the U.S. and China present risk to Medtronic. Although we have been able to mitigate some of the impact on Medtronic from increased duties imposed by both sides (through petitioning both governments for tariff exclusions and other mitigations), the risk remains of additional tariffs and other kinds of restrictions. Tariff exclusions awarded to Medtronic by the U.S. Government require annual renewal, and policies for granting exclusions could shift. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect Medtronic’s access to the markets. China comprises approximately seven percent of our total revenues.
More generally, several governments including the U.S. have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies, and greater national production. One example would be stronger “Buy America” requirements in the U.S. or U.S. withdrawal from the World Trade Organization Agreement on Government Procurement (GPA). If such steps triggered retaliation in other markets restricting access to foreign products in purchases by their government-owned healthcare systems, the result could be a significant impact on Medtronic.
Other significant changes or disruptions to international trade arrangements, such as termination or modifications of other existing trade agreements or the final terms of the “Brexit” arrangement between the United Kingdom and European Union, may adversely affect our business, results of operations, financial condition and cash flows.
In addition, a significant amount of our trade receivables are with national healthcare systems in many countries. Repayment of these receivables is dependent upon the political and financial stability of those countries. In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers. Failure to receive payment of all or a significant portion of these receivables could adversely affect our business, results of operations, financial condition and cash flows.
In addition, COVID-19, and the responses of business and governments to COVID-19, have resulted in reduced availability of air transport, port closures, increased border controls or closures, increased transportation costs and increased security threats to our supply chain, and countries may continue to close borders, impose prolonged quarantines, and further restrict travel and other activities. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations.
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
Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. We maintain policies and programs to implement safeguards to educate our employees and agents on these legal requirements, and to prevent and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition and cash flows.

Laws and regulations governing international business operations could adversely impact our business.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.
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
Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.
Many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we must reduce our prices because of industry consolidation, or if we lose customers as a result of consolidation, our business, financial condition, results of operations and cash flows could be adversely affected.
Healthcare industry cost-containment measures could result in reduced sales of our medical devices and medical device components.
Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. The continuing efforts of governmental authorities, insurance companies and other payers of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost-containment measures that healthcare providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals, and GPOs and IDNs have also concentrated purchasing decisions for some customers, which has led to downward pricing pressure for medical device companies, including us.
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
The continuing development of many of our products depends upon us maintaining strong relationships with healthcare professionals.
If we fail to maintain our working relationships with healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing and sales of many of our new and improved products depends on our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors and public speakers. In addition, as a result of the COVID-19 pandemic, our access to these professionals has been limited, and travel restrictions, shutdowns and similar measures have impacted our ability to maintain these relationships, thereby affecting our ability to develop, market and sell new and improved products. If we are unable to maintain strong relationships with these professionals, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating, protecting, upgrading and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and related government actions, which could expose us to greater risks related to cybersecurity and our information technologies systems.

If our information technology systems, products or services or sensitive data are compromised, patients or employees could be exposed to financial or medical identity theft or suffer a loss of product functionality, and we could lose existing customers, have difficulty attracting new customers, have difficulty preventing, detecting, and controlling fraud, be exposed to the loss or misuse of confidential information, have disputes with customers, physicians, and other healthcare professionals, suffer regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experience increases in operating expenses or an impairment in our ability to conduct our operations, incur expenses or lose revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffer other adverse consequences including lawsuits or other legal action and damage to our reputation.
Our substantial leverage and debt service obligations could adversely affect our business.
At April 24, 2020, we had approximately $2.8 billion of current debt obligations and $22.0 billion of long-term debt outstanding. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:
•making it more difficult for us to satisfy our financial obligations,
•increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged,
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,
•limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes, and
•exposing us to greater interest rate risk since the interest rate on floating rate borrowings is variable.
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
Failure to integrate acquired businesses into our operations successfully, as well as liabilities or claims relating to such acquired businesses, could adversely affect our business.
As part of our strategy to develop and identify new products and technologies, we have made several significant acquisitions in recent years, and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of acquired companies successfully could also have an adverse impact on our business. Further, acquired businesses may have liabilities, or be subject to claims, litigation or investigations, that we did not anticipate or which exceed our estimates at the time of the acquisition. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:
•the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,
•our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner,
•liabilities, claims, litigation, investigations or other adverse developments relating to acquired businesses or the business practices of acquired companies, including investigations by governmental entities, potential FCPA or product liability claims or other unanticipated liabilities,
•any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases,
•our ability to retain key employees, and
•the ability to achieve synergies among acquired companies, such as increasing sales of the integrated company’s products, achieving cost savings, and effectively combining technologies to develop new products.
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
In 2013, the Organization for Economic Cooperation and Development (OECD) published an action plan called Base Erosion and Profit Shifting (BEPS) with a view to tackling perceived tax abuse and inconsistency between taxing authorities and their respective approach to International tax matters. The final BEPS action plan was published in October 2015 and subsequent to this many taxing authorities have adopted the guidelines provided within their local laws. The EU expanded upon these guidelines with the Anti-Tax Avoidance Directive (ATAD 1 & 2) to be applied by all member states by 2020. The OECD announced its intention to expand the scope of BEPS in March 2018 and in January 2019 they issued a short policy note that announced agreement on the way forward for developing a long term solution to the tax challenges thrown up by the global digital economy and is commonly referred to as BEPS2.0. The OECD has set a very aggressive timetable for releasing final agreed BEPS2.0 guidelines on taxing the digital economy for December 2020. The proposals as currently drafted are very wide ranging and could affect all multinational enterprises across all industries without regard to their level of engagement with the digital economy. The aggressive nature of the timeline set by the OECD may mean that all implications for business may not have been fully worked through or fully understood by the OECD before final guidelines are issued. We continue to monitor any and all implications potentially resulting from this guidance. This action together with other legislative changes on the mandatory sharing of company information (financial and operational) with taxing authorities on a local and global basis under various information sharing initiatives, could lead to disagreements between jurisdictions associated with the proper allocation of profits between such jurisdictions.
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
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at our 2019 Annual General Meeting, our Shareholders authorized our Board of Directors to issue up to 33% of our issued ordinary shares and further authorized our Board of Directors to issue up to 10% of such shares for cash without first offering them to our existing shareholders (provided that with respect to 5% of such shares, such allotment is to be used for the purposes of a specified capital investment). Both of these authorizations will expire on June 6, 2021, unless renewed by shareholders for a further period. We anticipate seeking new authorizations at our 2020 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
In certain limited circumstances, dividend withholding tax (currently at a rate of 25%) may arise in respect of dividends paid on our shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and other specified countries that have a tax treaty with Ireland may be entitled to exemptions from dividend withholding tax.
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
The Company's total manufacturing and research space is approximately 9.4 million square feet. Approximately 37 percent of the manufacturing or research facilities are owned by Medtronic and the balance is leased. The following is a summary of the Company's largest manufacturing and research facilities by location:

Location Country or State	Square Feet (in thousands)
Connecticut	1,138
Minnesota	985
Puerto Rico	831
China	823
Mexico	762
Italy	454
Ireland	446
California	410
Colorado	320
Arizona	319
Dominican Republic	304
Switzerland	283
Israel	297
India	254
Massachusetts	217
Medtronic also maintains sales and administrative offices in the U.S. at 4 locations in 4 states and outside the U.S. at 145 locations in 64 countries. Most of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market products. The Company's facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
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
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2020:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/25/2020-2/21/2020	950,308	$118.23	950,308	$5,950,169,124
2/22/2020-3/27/2020	—	—	—	5,950,169,124
3/28/2020-4/24/2020	—	—	—	5,950,169,124
Total	950,308	$118.23	950,308	5,950,169,124

In June 2017, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company’s ordinary shares. In March 2019, the Company's Board of Directors authorized an incremental $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. The Company has deprioritized repurchases of ordinary shares as a result of the COVID-19 pandemic.
On June 17, 2020, there were approximately 24,933 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled 54.0 cents per share for each quarter of fiscal year 2020 and 50.0 cents per share for each quarter of fiscal year 2019.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 24, 2015 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

$250
$200
$150
$100
$50
$0
April 2015
April 2016
April 2017
April 2018
April 2019
April 2020
Medtronic plc
S&P 500 Index
S&P 500 Health Care Equipment Index

Company/Index	April 2015	April 2016	April 2017	April 2018	April 2019	April 2020
Medtronic plc	$100.00	$104.10	$111.62	$111.69	$122.69	$142.51
S&P 500 Index	100.00	99.69	117.55	134.24	150.80	148.44
S&P 500 Health Care Equipment Index	100.00	105.96	124.14	149.40	175.35	199.55
For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Except as indicated below, dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992, provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the E.U. if they had been made between Member States of the E.U. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Egypt, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, Syria, Tunisia, Ukraine and Zimbabwe.
Any transfer of, or payment in respect of, a share or interest in a share involving the government of any country that is currently the subject of United Nations sanctions, any person or body controlled by any of the foregoing, or by any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law.

Irish Taxes Applicable to U.S. Holders
Dividends paid by Medtronic will generally be subject to Irish dividend withholding tax (currently at a rate of 25 percent) unless an exemption applies.
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

Item 6. Selected Financial Data
Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year fluctuates between 52 and 53 weeks. Fiscal years 2017 through 2020 were 52-week years. Fiscal year 2016 was a 53-week year, as will be fiscal year 2021, with the additional week occurring in the first quarter. The table below illustrates operating results and other selected financial data for fiscal years 2016 to 2020. Certain reclassifications have been made to prior year selected financial data to conform to classifications used in the current year.

	Fiscal Year
(in millions, except per share data and additional information)	2020	2019	2018	2017	2016
Operating Results:
Net sales	$28,913	$30,557	$29,953	$29,710	$28,833
Cost of products sold	9,424	9,155	9,067	9,294	9,128
Research and development expense	2,331	2,330	2,256	2,193	2,211
Selling, general, and administrative expense	10,109	10,418	10,238	10,018	9,770
Amortization of intangible assets	1,756	1,764	1,823	1,980	1,931
Restructuring charges, net	118	198	30	303	290
Certain litigation charges	313	166	61	300	26
Gain on sale of businesses	—	—	(697)	—	—
Other operating expense, net	71	258	535	239	93
Operating profit	4,791	6,268	6,640	5,383	5,384
Other non-operating income, net	(356)	(373)	(181)	(313)	(338)
Interest expense	1,092	1,444	1,146	1,094	1,386
Income before income taxes	4,055	5,197	5,675	4,602	4,336
Income tax (benefit) provision	(751)	547	2,580	578	798
Net income	4,806	4,650	3,095	4,024	3,538
Net (income) loss attributable to noncontrolling interests	(17)	(19)	9	4	—
Net income attributable to Medtronic	$4,789	$4,631	$3,104	$4,028	$3,538
Basic earnings per share	$3.57	$3.44	$2.29	$2.92	$2.51
Diluted earnings per share	3.54	3.41	2.27	2.89	2.48
Cash dividends declared per ordinary share	2.16	2.00	1.84	1.72	1.52
Financial Position at Fiscal Year-end:
Total assets	90,689	89,694	91,393	99,857	99,685
Long-term debt	22,021	24,486	23,699	25,921	30,109
Shareholders’ equity	50,737	50,091	50,720	50,208	51,977
Additional Information:
Full-time employees at year-end	93,792	90,071	86,368	91,267	88,063
Full-time equivalent employees at year-end	104,950	101,013	98,003	102,688	98,017

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 24, 2020 and April 26, 2019 and for each of the three fiscal years ended April 24, 2020 (fiscal year 2020), April 26, 2019 (fiscal year 2019), and April 27, 2018 (fiscal year 2018), which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
The global healthcare system is facing an unprecedented challenge as a result of the Covid-19 pandemic ("COVID-19" or the "pandemic"). The Company’s top priority during this pandemic has been to ensure the health and well-being of our more than 90,000 employees and their families around the globe. In addition, the Company is focused on fulfilling our mission and getting our products and therapies to those who need them by rapidly expanding the production and distribution of critical products in the fight against COVID-19, including dramatically increased ventilator production and partnering with key government authorities to allocate our ventilators to the communities that need them most. In fiscal year 2020, sales of Airway and Ventilator products represented approximately ten percent of the Minimally Invasive Therapies Group's net sales. Medtronic has been supporting our communities during this time of need by, among other things, providing direct support in the form of donations of certain products, and we made an $80 million contribution to the Medtronic Foundation during fiscal year 2020, which has provided direct financial assistance to communities around the world.

COVID-19 is having, and will likely continue to have, an adverse impact on significant aspects of our Company and business, including the demand for our products, our operations, supply chains and distribution systems, and our ability to research and develop and bring to market new products and services. Almost all of our businesses have been affected by a decline in procedure volumes as a result of COVID-19 as hospital resources have been diverted to fight the pandemic, and many government agencies in conjunction with healthcare systems have made decisions to postpone many deferrable and semi-deferrable procedures that use our products. In addition, some people are avoiding seeking treatment for non-COVID-19 emergency procedures, resulting in an impact to those emergent product lines. It is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures and, to the extent individuals and hospital systems continue to de-prioritize, delay or cancel these procedures, our business, cash flows, financial condition and results of operations would continue to be negatively affected.

Further, COVID-19 is straining hospital systems around the world, resulting in adverse financial impacts to those systems which has resulted in and may continue to result in reduced future expenditures for capital equipment and other products and services we provide. The Company has experienced recent changes in customer buying patterns as customers have prioritized preservation of cash and reduced their holdings of certain purchased product inventories, especially in more deferrable procedure categories. As COVID-19 continues to impact hospital systems and other customers, we may encounter higher inventory levels which could result in inventory obsolescence due to excess and/or expired inventory. Additionally, the pandemic's impact on our customers may adversely impact the collectability of our current and future accounts receivable balance. COVID-19 has also disrupted and may continue to disrupt our product launches for our recently approved products and may negatively impact the regulatory approval of new products. Clinical trials generally have suspended enrollment due to facility closures and governmental restrictions, which we expect will delay the results from those clinical trials and will impact our ability to timely bring new products to market.

In addition, a significant number of our global suppliers, vendors, and distributors have been adversely affected by COVID-19, including an adverse impact on the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. Therefore, although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of certain components, raw materials, and services has been and may continue to be interrupted, in certain instances, as a direct result of COVID-19.

As of the June 19, 2020 filing date of this Annual Report on Form 10-K, which is in the middle of our first quarter of fiscal year 2021, we are starting to see signs of medical procedure recovery in certain geographies and across certain therapies. We expect medical procedure recovery rates to vary by therapy and country, and to be impacted by COVID-19 case volumes, hospital and clinical occupancy and staffing levels, patient’s willingness to re-book previously deferred procedures, travel restrictions, transportation limitations, quarantine restrictions, and potential COVID-19 resurgence.

The following is a summary of revenue, diluted earnings per share, and cash flow for fiscal years 2020 and 2019:

REVENUE
(in billions)
$32.0
$30.0
$28.0
$26.0
$24.0
$22.0
$20.0
$28.9
$30.6
2020
2019

DILUTED EPS
GAAP
Non-GAAP
$3.54
$4.59
$3.41
$5.22
2020
2019

CASH FLOW
(in billions)
Operating Cash Flow
Free Cash Flow
$7.2
$6.0
$7.0
$5.9
2020
2019

$28.9B

GAAP

Revenue decrease of 5% primarily attributable to decreased procedures resulting from COVID-19 in the fourth quarter of fiscal year 2020.

$3.54

GAAP

Diluted EPS increased $0.13 or 4% resulting from savings from our Enterprise Excellence restructuring initiatives and certain tax adjustments, partially offset by COVID-19.

$4.59

Non-GAAP

Non-GAAP Diluted EPS decreased $0.63 or 12% resulting from COVID-19, partially offset by savings from our Enterprise Excellence restructuring initiatives.

$7.2B

GAAP

Operating cash flow increased $0.2B due in part to lower income tax and interest payments.

$6.0B

Non-GAAP

Free cash flow (operating cash flow less capital expenditures) increased $0.1B driven by the change in operating cash flow, partially offset by higher capital expenditures.

GAAP to Non-GAAP Reconciliations The tables below present reconciliations of our Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2020 and 2019:

	Fiscal year ended April 24, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax (Benefit) Provision	Net Income Attributable to Medtronic	Diluted EPS (1)	Effective Tax Rate
GAAP	$4,055	$(751)	$4,789	$3.54	(18.5)%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	441	69	372	0.28	15.6
Acquisition-related items (3)	66	13	53	0.04	19.7
Certain litigation charges	313	59	254	0.19	18.8
(Gain)/loss on minority investments (4)	19	(3)	22	0.02	(15.8)
Debt tender premium and other charges (5)	406	86	320	0.24	21.2
Medical device regulations (6)	48	6	42	0.03	12.5
Exit of businesses (7)	52	12	40	0.03	23.1
IPR&D charges (8)	25	3	22	0.02	12.0
Contribution to Medtronic Foundation	80	18	62	0.05	22.5
Amortization of intangible assets	1,756	284	1,472	1.09	16.2
Certain tax adjustments, net (9)	—	1,242	(1,242)	(0.92)	—
Non-GAAP	$7,261	$1,038	$6,206	$4.59	14.3%

	Fiscal year ended April 26, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax (Benefit) Provision	Net Income Attributable to Medtronic	Diluted EPS (1)	Effective Tax Rate
GAAP	$5,197	$547	$4,631	$3.41	10.5%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	407	66	341	0.25	16.2
Acquisition-related items (3)	88	16	72	0.05	18.2
Certain litigation charges	166	24	142	0.10	14.5
(Gain)/loss on minority investments (4)	(62)	3	(65)	(0.05)	(4.8)
Debt tender premium and other charges (10)	457	113	344	0.25	24.7
Exit of businesses (7)	149	31	118	0.09	20.8
IPR&D charges (8)	58	9	49	0.04	15.5
Amortization of intangible assets	1,764	267	1,497	1.10	15.1
Certain tax adjustments, net (11)	—	40	(40)	(0.03)	—
Non-GAAP	$8,224	$1,116	$7,089	$5.22	13.6%

(1)Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(3)The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in fair value of contingent consideration.
(4)We exclude unrealized and realized gains and losses on our minority investments as we do not believe these components of income or expense have a direct correlation to our ongoing or future business operations.
(5)The charges, which include $413 million recognized in interest expense and ($7 million) recognized in other operating expense, net, primarily relates to the early redemption of approximately $5.2 billion of debt.
(6)The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.
(7)The net charges relate to the exit of businesses and are primarily comprised of intangible asset impairments.
(8)The charges represent acquired in-process research and development (IPR&D) in connection with asset acquisitions and charges recognized in connection with the impairment of IPR&D assets.
(9)The net benefit primarily relates to the release of a valuation allowance on certain net operating losses, the impact of an intercompany sale of intellectual property, and the impact of tax reform in Switzerland and the United States.
(10)The charges, which include $485 million recognized in interest expense and ($28 million) recognized in other operating expense, net, primarily relates to the early redemption of approximately $6.4 billion of Medtronic Inc. and CIFSA senior notes.
(11)The net benefit relates to the impacts of U.S. tax reform, along with intercompany legal entity restructuring, and the finalization of certain income tax aspects of the Divestiture.

NET SALES
Segment and Division
The table below illustrates net sales by segment and division for fiscal years 2020 and 2019:

	Net Sales by Fiscal Year		Percent Change
(in millions)	2020	2019	2020
Cardiac Rhythm & Heart Failure	$5,141	$5,849	(12)%
Coronary & Structural Heart	3,541	3,730	(5)
Aortic, Peripheral & Venous	1,786	1,926	(7)
Cardiac and Vascular Group	10,468	11,505	(9)
Surgical Innovations	5,513	5,753	(4)
Respiratory, Gastrointestinal, & Renal	2,839	2,725	4
Minimally Invasive Therapies Group	8,352	8,478	(1)
Brain Therapies	2,922	2,938	(1)
Spine	2,503	2,654	(6)
Specialty Therapies	1,193	1,307	(9)
Pain Therapies	1,107	1,284	(14)
Restorative Therapies Group	7,725	8,183	(6)
Diabetes Group	2,368	2,391	(1)
Total	$28,913	$30,557	(5)%
The decrease in net sales for fiscal year 2020 as compared to fiscal year 2019 was primarily attributable to the decline in procedure volume and, to a lesser extent, changing customer buying patterns resulting from the impact of COVID-19 in the fourth quarter of fiscal year 2020. Changing customer buying patterns were primarily experienced in the Cardiac Rhythm & Heart Failure business, and to a lesser extent in the Restorative Therapies Group with our Biologics business in Spine, and our Pain Therapies business.
We remain focused against our three growth strategies: therapy innovation, globalization, and economic value. We continue to allocate our capital to higher growth markets and new opportunities that create competitive advantages and capitalize on the long-term trends in healthcare: namely, the desire to improve clinical outcomes; the growing demand for expanded access to care; and the optimization of cost and efficiency within healthcare systems.
We continue to see an acceleration in our innovation cycle within our therapy innovation growth strategy. Our segments invest in a pipeline of groundbreaking medical technology. We remain focused on our globalization strategy as our emerging markets continue to benefit from geographic diversification, with balanced results around the world. Finally, in our third growth strategy, economic value, we continue to execute our value-based healthcare signature programs and develop unique, value-based healthcare solutions that directly link our therapies to improving outcomes while delivering improved economic value to the payers and providers. We remain focused on leading the shift to healthcare payment systems that reward value and improved patient outcomes over volume.
Segment and Market Geography
The tables below include net sales by market geography for each of our segments for fiscal years 2020 and 2019:

	U.S.(1), (2)			Non-U.S. Developed Markets(1), (3)			Emerging Markets(1), (4)
(in millions)	Fiscal Year 2020	Fiscal Year 2019	% Change	Fiscal Year 2020	Fiscal Year 2019	% Change	Fiscal Year 2020	Fiscal Year 2019	% Change
Cardiac and Vascular Group	$5,062	$5,750	(12)%	$3,519	$3,767	(7)%	$1,887	$1,988	(5)%
Minimally Invasive Therapies Group	3,532	3,630	(3)	3,169	3,250	(2)	1,651	1,598	3
Restorative Therapies Group	5,122	5,478	(6)	1,659	1,759	(6)	945	946	—
Diabetes Group	1,204	1,336	(10)	940	855	10	224	200	12
Total	$14,919	$16,194	(8)%	$9,287	$9,631	(4)%	$4,707	$4,732	(1)%

(1)The data in this schedule has been intentionally rounded to the nearest million and, therefore, may not sum.
(2)U.S. includes the United States and U.S. territories.
(3)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(4)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

Net sales decreases in the U.S., non-U.S. developed markets, and emerging markets for fiscal year 2020 as compared to fiscal year 2019 were primarily attributable to the impact of COVID-19 in the fourth quarter of fiscal year 2020 driven by a combination of deferred procedures and reduced demand for certain products as hospital systems prioritized treatment of COVID-19 patients and customers sought to preserve cash. Net sales decreases in non-U.S. developed markets for fiscal year 2020 were partially offset by growth in the Diabetes group due to strong demand for supplies internationally. Net sales decreases in non-U.S. developed markets were led by Australia and New Zealand as well as Western Europe, partially offset by growth in Korea. Net sales decreases in emerging markets were led by China, partially offset by strong performance in Eastern Europe and Southeast Asia. Currency had an unfavorable impact on net sales in non-U.S. developed markets and emerging markets of $418 million for fiscal year 2020. For the nine months ended January 24, 2020, which was prior to the impact of COVID-19, net sales increased one percent and ten percent in the U.S. and emerging markets, respectively, while net sales remained flat in non-U.S. development markets.
Looking ahead, we expect COVID-19 to continue to have a significant impact on our business, noting that it is not possible to accurately predict the length and severity of the pandemic. Additionally, our segments are likely to face competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates. Additionally, changes in procedural volumes could affect our Cardiac and Vascular, Minimally Invasive Therapies, and Restorative Therapies Groups.

Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group's net sales for fiscal year 2020 were $10.5 billion, a decrease of 9 percent as compared to fiscal year 2019. Currency had an unfavorable impact on net sales for fiscal year 2020 of $162 million. The Cardiac and Vascular Group's net sales decline for fiscal year 2020, as compared to fiscal year 2019, was experienced across all divisions and reflected the impact of COVID-19, specifically a significant decline in deferrable procedure volumes and reduced demand for certain of our products experienced in the fourth quarter of fiscal year 2020 as hospital systems prioritized treatment of COVID-19 patients.
The graphs below illustrate percent of Cardiac and Vascular Group net sales by division for fiscal years 2020 and 2019:
Cardiac Rhythm & Heart Failure (CRHF) net sales for fiscal year 2020 were $5.1 billion, a decrease of 12 percent as compared to fiscal year 2019. Declines were experienced in ICDs, CRT-Ds, LVADs, insertable cardiac monitoring systems, pacemakers, and products for the treatment of atrial fibrillation as a result of a global slowdown in procedural volumes experienced in the fourth quarter of fiscal year 2020 related to COVID-19. Additionally, Arrhythmia Management products were impacted by changing customer buying patterns during the fourth quarter resulting from COVID-19. While the overall Pacing business declined, the Micra transcatheter pacing system experienced growth during the year resulting from continued adoption and the third quarter launch of Micra AV. Additionally, LVAD headwinds resulting from competitive pressures in the U.S continue to negatively impact the division's sales.
Coronary & Structural Heart (CSH) net sales for fiscal year 2020 were $3.5 billion, a decrease of 5 percent as compared to fiscal year 2019. Procedural volume declines related to COVID-19 resulted in decreased sales across the division, with the exception of transcatheter aortic valves which experienced sales growth during the year, and guide catheters which were flat compared to fiscal year 2019. Sales growth in transcatheter aortic valves was driven by expansion of the Evolut Pro+ platform into the low risk patient population.
Aortic, Peripheral & Venous (APV) net sales for fiscal year 2020 were $1.8 billion, a decrease of 7 percent as compared to fiscal year 2019, which was also driven by COVID-19 related declines in procedure rates. Declines were experienced across all products, with the exception of thoracic stent grafts and the VenaSeal vein closure system. Growth in thoracic stent grafts is a result of continued momentum from the launch of the Valiant Navion thoracic stent graft system. Additionally, net sales of the division continue to be impacted by declines in drug-coated balloons due to uncertainty around Paclitaxel in the market.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•Given the uncertain progression of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures overall as the speed of recovery may vary by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. Therapies that might be considered more deferrable include AF Solutions, EndoVenous, and Diagnostics while more urgent therapies include Pacing, Aortic, Coronary, and Cardiac Surgery. Moderately deferrable procedures include

ICD’s/CRT-D’s, TAVR/Structural Heart, and Peripheral. Extracorporeal Life Support products, including ECMO machines and disposables within our Cardiac Surgery business, are in higher demand as a result of COVID-19.

•Acceptance and growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds, both of which received CE Mark approval during the fourth quarter of fiscal year 2020.

•Continued acceptance and growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm.

•Continued growth of our Micra transcatheter pacing system. Micra AV received U.S. FDA approval and CE Mark approval in January and April 2020, respectfully. Micra AV expands the Micra target population from 15 percent to 55 percent of pacemaker patients.
•Continued acceptance and growth from the Azure XT and S SureScan pacing systems. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity.

•Acceptance and growth of the LINQ 2 cardiac monitor, which received approval in Europe during the fourth quarter of fiscal year 2020.

•Changes in the U.S. heart transplant guidelines as well as a competitor's product launch as it relates to our LVAD business.

•Continued acceptance and growth of the CRT-P quadripolar pacing system.

•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study. In the fourth quarter of fiscal year 2020, we received 12 month shelf life extension for our TYRX Envelope product.

•Continued acceptance of Care Management Services and post-acute care services becoming even more critical in bundled payment models for different interventions or therapies.
•Continued acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform into intermediate risk indication globally and for the treatment of patients determined to be at low risk with surgery.
•Changes to the U.S. Medicare national coverage determination for transcatheter aortic valve replacement that will allow approximately 30 percent more U.S. centers to offer the therapy to patients.

•Continued expansion and training of field support to increase coverage in the U.S. centers performing transcatheter aortic valve replacement procedures.

•Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, and advanced sealing with an excellent safety profile, as well as acceptance of our next generation Evolut Pro Plus TAVR valve which launched late in the second quarter of fiscal year 2020.

•Continued acceptance and growth from the VenaSeal vein closure system in the U.S. The VenaSeal system is a unique non-thermal solution to address superficial venous disease that provides improved patient comfort, reduces the recovery time, and eliminates the risk of thermal nerve injury.

•Continued acceptance and growth from the Valiant family of thoracic stent grafts, including the Valiant Navion.

•Ongoing impact of Paclitaxel safety concerns affecting the drug-coated balloon market.

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, capnography, airway products, sensors, renal care products, and patient monitoring products. The Minimally Invasive Therapies Group’s net sales for fiscal year 2020 were $8.4 billion, a decrease of 1 percent as compared to fiscal year 2019. Currency had an unfavorable impact on net sales of $142 million for fiscal year 2020. The Minimally Invasive Therapies Group's net sales decline for fiscal year 2020, as compared to fiscal year 2019, reflected the impact of COVID-19 in the fourth quarter of fiscal year 2020, specifically impacted by deferrable procedure volumes. The net sales decline was partially offset by growth in Respiratory and Patient Monitoring as demand in Ventilators and Airways grew globally. Prior to the pandemic, net sales performance for fiscal year 2020 was attributable to growth in both Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions.
The graphs below illustrate percent of Minimally Invasive Therapies Group net sales by division for fiscal years 2020 and 2019:
Surgical Innovations (SI) net sales for fiscal year 2020 were $5.5 billion, a decrease of 4 percent as compared to fiscal year 2019. Surgical Innovations net sales declines were experienced across all product lines and were driven by the impact of COVID-19 in the fourth quarter of fiscal year 2020. Surgical Innovations was impacted significantly from the decline in surgical volumes, particularly Bariatric, Colorectal, Gynecological Health, Hernia, and Thoracic. Aside from the declines due to the pandemic, net sales performance for fiscal year 2020 was strong in Advanced Stapling and Advanced Energy, led by the LigaSure Exact Dissector and L-Hook Laparoscopic Sealer/Divider, Sonicision curved jaw cordless ultrasonic dissection system, Valleylab FT10 energy platform, and Endo GIA and EEA circular stapler platforms with Tri-Staple technology.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for fiscal year 2020 were $2.8 billion, an increase of 4 percent as compared to fiscal year 2019. Respiratory, Gastrointestinal, & Renal net sales growth was due in part to increased demand during the fourth quarter for ventilators and airways products due to COVID-19. The net sales growth was driven by strength in Respiratory and Patient Monitoring, including the Puritan Bennett ventilator portfolio, Nellcor pulse oximetry, and Microstream capnography monitoring products. Also driving growth for fiscal year 2020 was growth in Renal Care due to strong demand for Renal Access Catheters and Acute/Chronic Bellco consumables, as dialysis treatment continued throughout the pandemic.

In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Minimally Invasive Therapies Group could be affected by the following:

•Given the uncertain progression of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures as the speed of recovery may vary by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. Therapies that might be considered more deferrable include Surgical Innovations bariatric, hysterectomy, hernia, and GI while more urgent therapies include Surgical Innovations appendectomy, bowel obstruction, and trauma, Respiratory and Patient Monitoring, and Renal Care. Moderately deferrable procedures include Surgical Innovations CABG and oncology. Ventilators, pulse oximetry, capnography, and advanced parameter monitoring products within our Respiratory and Patient Monitoring business are in higher demand as a result of COVID-19.

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
•Continued acceptance and growth in patient monitoring, airway, and ventilation management. Key products in this area include the Puritan Bennet 980 ventilator, Microstream Capnography, Nellcor pulse oximetry with OxiMax technology, Shiley tracheostomy and endotracheal tubes, and McGRATH MAC video laryngoscopes.
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
•The July 29, 2017 divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses. We entered into Transition Manufacturing Agreements (TMAs) with Cardinal Health, Inc. (Cardinal). The TMAs will contribute to net sales and are designed to ensure and facilitate an orderly transfer of business operations for a transition period of two to five years, with the ability to extend upon mutual agreement of the parties.
Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products. The Restorative Therapies Group’s net sales for fiscal year 2020 were $7.7 billion, a decrease of 6 percent as compared to fiscal year 2019. Currency had a negative impact on net sales for fiscal year 2020 of $71 million. The Restorative Therapies Group’s net sales decline reflected the impact of COVID-19 in the fourth quarter of fiscal year 2020, specifically a decline in deferrable procedures, a reduction in capital equipment purchases, and reduced demand for certain of our products as hospital systems prioritized treatment of COVID-19 patients. Prior to the pandemic, net sales performance for fiscal year 2020 was driven by increases in Brain Therapies, Spine, and Specialty Therapies divisions, partially offset by modest declines in Pain Therapies.
The graphs below illustrate percent of Restorative Therapies Group net sales by division for fiscal years 2020 and 2019:
Brain Therapies net sales for fiscal year 2020 were $2.9 billion, a decrease of 1 percent as compared to fiscal year 2019. Brain Therapies declines were driven by declines in Neurosurgery, partially offset by strength in Neurovascular. Neurovascular net sales growth was driven by continued strength in our Ischemic stroke products and modest growth in Hemorrhagic stroke products. Hemorrhagic stroke saw continued growth in flow diversion products, particularly with the Pipeline Flex flow diversion system, partially offset by fourth quarter declines due to procedural deferrals caused by COVID-19. Ischemic stroke saw continued strong adoption of the recently launched Solitaire X stent retriever products as well as our Riptide aspiration system and React catheters. Neurosurgery net sales declines were impacted by delays in capital equipment sales during the fourth quarter due to COVID-19, particularly with the Mazor X robotic guidance systems, StealthStation S8 surgical navigation systems, and O-Arm Imaging Systems. These declines were partially offset by strength in sales across all of these systems throughout fiscal year 2020 prior to COVID-19.
Spine net sales for fiscal year 2020 were $2.5 billion, a decrease of 6 percent as compared to fiscal year 2019. The declines were experienced across all product lines, and were primarily driven by the impact of COVID-19. The Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring and Mazor robotics sold by our Neurosurgery business, was particularly impacted by the reduction in capital equipment purchases as a result of the pandemic. Net sales declines in Core Spine were driven by procedural deferrals as a result of the pandemic. Changing customer buying patterns also drove net sales declines within Biologics as COVID-19 drove a reduction in certain customer purchases in the fourth quarter of fiscal year 2020, as compared to the corresponding period in the prior fiscal year. Prior to the pandemic's impact, sales for fiscal year 2020 were driven by the Surgical Synergy strategy for spinal implants with enabling technologies, and new product penetration from recently launched Core Spine products, including the Infinity OCT System, T2 Stratosphere, and Prestige LP cervical disc system. Finally, Core Spine net sales also benefited from the acquisition of Titan Spine in the first quarter of fiscal year 2020.
Specialty Therapies net sales for fiscal year 2020 were $1.2 billion, a decrease of 9 percent as compared to fiscal year 2019. Net sales declines were primarily caused by deferral of procedures across both ENT and Pelvic Health as a result of COVID-19. Prior to the pandemic's impact, fiscal year 2020 sales were driven by capital equipment sales of the StealthStation ENT surgical navigation system, intraoperative NIM nerve monitoring system, and powered ENT instruments.
Pain Therapies net sales for fiscal year 2020 were $1.1 billion, a decrease of 14 percent as compared to fiscal year 2019. The decrease in net sales was primarily driven by the continued overall slowdown in the U.S. spinal cord stimulation market, as well as fourth quarter procedural deferrals and changes in customer buying patterns resulting from COVID-19.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Restorative Therapies Group could be affected by the following:

•Given the uncertain progression of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures as the speed of recovery may vary by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. The Restorative Therapies Group therapies tend to be used in procedures that are more deferrable. Therapies that might be considered more deferrable include Spine, Pain Therapies, Pelvic Health, and ENT while more urgent therapies include Spine trauma and Neurovascular ischemic stroke. Moderately deferrable procedures include Brain Modulation and Neurovascular hemorrhagic stroke. In addition, COVID-19 may continue to result in delayed evaluation and purchases for certain capital equipment including the Neurosurgery business which has a high mix of capital sales.
•Continued acceptance and growth of the Solitare FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.
•Continued acceptance of our React Catheter and Riptide aspiration system, along with our next-generation Solitaire revascularization device.
•Continued growth from Neurosurgery StealthStation and O-Arm Imaging Systems, Midas, and ENT Navigation and Power Systems, as well as acceptance of the Stealth Autoguide cranial robotic guidance platform.
•Acceptance and future growth of our Percept PC deep brain stimulation (DBS) device with Brainsense technology.
•Continued acceptance of our devices for the treatment of Parkinson's Disease, epilepsy and other movement disorders.
•Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, our integrated robotics and navigation platform.
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

Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, and insulin pump consumables. The Diabetes Group’s net sales for fiscal year 2020 were $2.4 billion, a decrease of 1 percent as compared to fiscal year 2019. Currency had an unfavorable impact on net sales for fiscal year 2020 of $42 million. The Diabetes Group's net sales declines for fiscal year 2020 were primarily attributable to the insulin pump business, particularly with competitive pressure in the U.S. and new patient start delays from physician office closings in the fourth quarter of fiscal year 2020 associated with COVID-19. These declines were partially offset by growth in international markets resulting from sustained strong consumer demand for the MiniMed 670G, as well as the higher sensor attachment and utilization associated with the global adoption of sensor-augmented insulin pump systems. We also launched our Next Tech Pathway program during the third quarter of fiscal year 2020 to ensure eligible patients have access to upcoming product innovations.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Diabetes Group could be affected by the following:

•Given the uncertain progression of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures as the speed of recovery may vary by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. Therapies that might be considered more deferrable include new insulin pump starts while more urgent therapies include diabetes supplies and consumables including continuous glucose sensors and infusion sets.
•Continued pump competition in an expanding U.S. market.
•Continued patient demand for the MiniMed 670G system, the first hybrid closed loop system in the world. The system is powered by SmartGuard technology, which mimics some of the functions of a healthy pancreas by providing two levels of automated insulin delivery, maximizing Time in Range with reduced user input. As of the end of fiscal year 2020, approximately 249,000 trained, active users are benefiting from SmartGuard technology.
•Continued acceptance and future growth internationally for the MiniMed 670G system. This system received CE mark in June 2018 and is now commercialized in Canada, Australia, Chile and in select European, and Central and South American countries. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
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

Our critical accounting estimates include the following:
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not completely within our control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 19 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Income Tax Reserves We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions may be challenged, and we may or may not prevail. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
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
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales (dollar amounts in millions):
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold was $9.4 billion and $9.2 billion during fiscal years 2020 and 2019, respectively. The increase in cost of products sold as a percentage of net sales from fiscal year 2020, as compared to fiscal year 2019, was largely due to increased expenses as a result of COVID-19, including expanded manufacturing facility cleaning, increased protective equipment, bonuses for our factory employees, and higher freight and obsolescence charges, as well as negative impact from mix, as products in higher demand carried lower margin. Additionally, the increase was driven by increased restructuring and associated costs and increased duty, driven in part by increased China tariffs on inbound products. Cost of products sold for fiscal year 2020 includes $155 million of restructuring and associated costs, as compared to $91 million for fiscal year 2019.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense was $2.3 billion during fiscal years 2020 and 2019.
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
Selling, general, and administrative expense was $10.1 billion and $10.4 billion during fiscal years 2020 and 2019, respectively. The increase in selling, general, and administrative expense as a percentage of sales from fiscal year 2019 to 2020 was primarily due to the deleveraging experienced in the fourth quarter of fiscal year 2020 as a result of COVID-19. The increase in selling, general, and administrative expense as a percentage of sales is also attributable to the increase in restructuring and associated costs. Selling, general, and administrative expense in fiscal year 2020 includes $168 million of restructuring and associated costs, as compared to $118 million in fiscal year 2019. These increases were partially offset by savings from our Enterprise Excellence program and cost containment measures and decreased variable compensation costs.

The following is a summary of other costs and expenses:

	Fiscal Year
(in millions)	2020	2019
Amortization of intangible assets	$1,756	$1,764
Restructuring charges, net	118	198
Certain litigation charges	313	166
Other operating expense, net	71	258
Other non-operating income, net	(356)	(373)
Interest expense	1,092	1,444

Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $1.8 billion during fiscal years 2020 and 2019.
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

During fiscal year 2020, we recognized charges of $462 million, partially offset by accrual adjustments of $21 million related to certain employees identified for termination finding other positions within Medtronic. For fiscal year 2020, charges included $130 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For fiscal year 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $149 million recognized within cost of products sold and $165 million recognized within selling, general and administrative expense in the consolidated statements of income. For fiscal year 2020, cost of products sold also included $6 million of fixed asset write-downs and selling, general, and administrative expense included $3 million of fixed asset write-downs.

During fiscal year 2019, we recognized charges of $424 million. For fiscal year 2019, charges included $198 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For fiscal year 2019, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $91 million recognized within cost of products sold and $101 million recognized within selling, general and administrative expense in the consolidated statements of income. For fiscal year 2019, selling, general and administrative expense also included $17 million of fixed asset write-downs.

For additional information, see Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. During fiscal years 2020 and 2019, we recognized $313 million, and $166 million, respectively, of certain litigation charges related to probable and estimable damages for significant legal matters.
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in fair value of contingent consideration, TSA income, a commitment to the Medtronic Foundation, charges associated with business exits, and IPR&D charges. Other operating expense, net was $71 million and $258 million during fiscal years 2020 and 2019, respectively.
The decrease in other operating expense, net from fiscal year 2019 to 2020 was primarily driven by our remeasurement and hedging programs, which, combined, resulted in a gain of $295 million for fiscal year 2020 as compared to $87 million for fiscal year 2019. Also contributing to the change was a charge of $80 million recognized in fiscal year 2020 related to our commitment to the Medtronic Foundation and charges of $52 million related to business exits during fiscal year 2020 as compared to $149 million during fiscal year 2019. There were no charges in fiscal year 2019 related to our commitment to the Medtronic Foundation.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service components of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. Other non-operating income, net was $356 million and $373 million during fiscal years 2020 and 2019, respectively.
The change in other non-operating income, net from fiscal year 2019 to 2020 was primarily attributable to losses on minority investments, partially offset by increased interest income and income from the non-service components of net periodic pension and postretirement benefit costs. Losses on minority investments were $19 million for fiscal year 2020 as compared to gains on minority investments of $62 million for fiscal year 2019. Interest income was $300 million and $267 million for fiscal years 2020 and 2019, respectively, and charges related to the non-service components of net periodic pension and postretirement benefits were $75 million and $45 million for fiscal years 2020 and 2019, respectively.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. Interest expense was $1.1 billion for fiscal year 2020 and $1.4 billion for fiscal year 2019. The decrease in interest expense from fiscal year 2019 to 2020 was the result of a decrease in the weighted-average interest rate of outstanding debt obligations due to debt issuance and tender transactions in the fourth quarter of fiscal year 2019 and first quarter of fiscal year 2020. Interest expense for fiscal year 2020 includes $413 million of charges recognized in connection with the tender and early redemption of senior notes, as compared to $485 million for fiscal year 2019. Refer to the "Debt and Capital" section of this Management's Discussion and Analysis for additional information on the debt issuances, tenders, and early redemptions.
INCOME TAXES

	Fiscal Year
(in millions)	2020	2019
Income tax (benefit) provision	$(751)	$547
Income before income taxes	4,055	5,197
Effective tax rate	(18.5)%	10.5%

Non-GAAP income tax (benefit) provision	$1,038	$1,116
Non-GAAP income before income taxes	7,261	8,224
Non-GAAP Nominal Tax Rate	14.3%	13.6%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	32.8%	3.1%

Many of the countries we operate in have statutory tax rates lower than our blended U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 21.0 percent. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 43.75 percent. Our earnings in Puerto Rico are subject to certain tax incentive grants which provide for tax rates lower than the country’s statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2021 and 2030. The tax incentive grants, which expired during fiscal year 2020, did not have a material impact on our financial results. See Note 14 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information.

Our effective tax rate for fiscal year 2020 was (18.5) percent, as compared to 10.5 percent in fiscal year 2019. The decrease in the effective tax rate was primarily due to the impacts from certain tax adjustments, the impact from investment losses, and year-over-year changes in operational results by jurisdiction.

Our Non-GAAP Nominal Tax Rate for fiscal year 2020 was 14.3 percent, as compared to 13.6 percent in fiscal year 2019. The increase in our Non-GAAP Nominal Tax Rate for fiscal year 2020 as compared to fiscal year 2019 was primarily due to the year-over-year changes in operational results by jurisdiction.

During fiscal year 2020, we recognized $138 million of operational tax benefits. The operational tax benefits included a $63 million benefit from excess tax benefits associated with stock-based compensation and a $75 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, changes to uncertain tax position reserves, and changes to certain deferred income tax balances.

During fiscal year 2019, we recognized $134 million of operational tax benefits. The operational tax benefits included a $50 million benefit from excess tax benefits associated with stock-based compensation and an $84 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, changes to uncertain tax position reserves, and changes to certain deferred income tax balances.

An increase in our Non-GAAP Nominal Tax Rate of one percent would result in an additional income tax provision for fiscal years 2020 and 2019 of approximately $73 million and $82 million, respectively.
Certain Tax Adjustments
During fiscal year 2020, certain tax adjustments of $1.2 billion, recognized in income tax (benefit) provision in the consolidated statement of income, included the following:

•A net benefit of $63 million related to the finalization of certain state tax impacts from U.S. Tax Reform, and the issuance of certain final U.S. Treasury Regulations associated with U.S. Tax Reform. The primary impact of these regulations resulted in the Company re-establishing its permanently reinvested assertion on certain foreign earnings and reversing the previously accrued tax liability. This benefit was partially offset by additional tax associated with a previously executed internal reorganization of certain foreign subsidiaries.

•A benefit of $252 million related to tax legislative changes in Switzerland which abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes which will be amortized and deducted over a 10-year period.

•A benefit of $658 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the year which required the company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.

•A net benefit of $269 million associated with the intercompany sale of intellectual property and the establishment of a deferred tax asset.

During fiscal year 2019, certain tax adjustments of $40 million, recognized in income tax (benefit) provision in the consolidated statement of income, included the following:

•A net benefit of $30 million associated with the finalization of the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances.

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
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position. Despite the impact from COVID-19, we believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, and current investments, as well as our credit facility and related commercial paper programs outlined below, will satisfy our foreseeable operating needs. We believe we have ample liquidity, with $10.9 billion of cash and investments as of April 24, 2020, and an undrawn $3.5 billion credit facility. Furthermore, we have no public debt maturing until March 2021. Given our strong financial position, we are continuing to focus on making capital allocation decisions to drive our long-term strategies.
Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, property, plant, and equipment, and other operating costs. We also consider capital allocation alternatives that balance returning value to shareholders through dividends and share repurchases, satisfying maturing debt, and acquiring businesses and technology.
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2020	2019
Cash provided by (used in):
Operating activities	$7,234	$7,007
Investing activities	(3,203)	(774)
Financing activities	(4,198)	(5,431)
Effect of exchange rate changes on cash and cash equivalents	(86)	(78)
Net change in cash and cash equivalents	$(253)	$724

Operating Activities The $227 million increase in net cash provided was primarily driven by a decrease in cash paid for income taxes, interest, and certain litigation payments, partially offset by an increase in retirement benefit plan contributions, cash paid for Enterprise Excellence restructuring activities, and an increase in cash paid to employees. The decrease in cash paid for income taxes was primarily due to the decrease in estimated federal tax payments, as well as a tax payment associated with the intercompany sale of intellectual property in the first quarter of fiscal year 2019, and a lower transition tax payment made in fiscal year 2020 as compared to fiscal year 2019. Cash paid for interest decreased due to a decrease in interest expense and change in timing of interest payments resulting from the debt tenders and issuances in the first quarter of fiscal year 2020 and the fourth quarter of fiscal year 2019. Certain litigation payments decreased primarily due to the payment of previously accrued settlement amounts for the INFUSE litigation matter in fiscal year 2019. Cash paid to employees increased due to higher annual incentive plan payouts in fiscal year 2020 as compared to fiscal year 2019. COVID-19 did not have a significant impact on our cash collected from customers in the fourth quarter of fiscal year 2020 due to the timing of the pandemic within the quarter and our normal cash collection cycle lag. Looking forward, we anticipate a decrease in cash collected from customers in fiscal year 2021 due to the decrease in sales in the fourth quarter of fiscal year 2020 resulting from COVID-19, and potential ongoing impacts of the pandemic on sales.
For information on retirement benefit plan contributions, refer to Note 16 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Refer to the "Restructuring Charges, Net" section of this Management's Discussion and Analysis and Note 5 to the consolidated financial statements in "Item 8. Financial

Statements and Supplementary Data" in this Annual Report on Form 10-K for information on the Enterprise Excellence program.
Investing Activities The $2.4 billion increase in net cash used was primarily attributable to a decrease in net proceeds from purchases and sales of investments of $3.6 billion and an increase in cash paid for additions of property, plant, and equipment of $79 million, partially offset by a decrease in cash paid for acquisitions of $1.3 billion as compared to fiscal year 2019.
Financing Activities The $1.2 billion decrease in net cash used was primarily attributable to a decrease in net cash used for share repurchases of $1.6 billion and a net decrease in repayments of short-term borrowings of $696 million, partially offset by a decrease in the issuance of ordinary shares of $330 million as compared to fiscal year 2019. Financing cash flows were also impacted by the debt tenders and issuances in the first quarter of fiscal year 2020 and the fourth quarter of fiscal year 2019, as well as payment of notes at maturity in both periods. In the first quarter of fiscal year 2020, we issued $5.6 billion of Euro-denominated senior notes, offset by the tender of $5.2 billion of senior notes for $5.6 billion of total consideration. We also repaid $500 million of senior notes at maturity during the fourth quarter of fiscal year 2020. In the fourth quarter of fiscal year 2019, we issued $7.8 billion of Euro-denominated senior notes, offset by the tender of $6.4 billion of senior notes for $6.9 billion of total consideration. We also repaid $1.0 billion of senior notes at maturity during the fourth quarter of fiscal year 2019.
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

	Fiscal Year
(in millions)	2020	2019
Net cash provided by operating activities	$7,234	$7,007
Additions to property, plant, and equipment	(1,213)	(1,134)
Free cash flow	$6,021	$5,873

Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Current debt, including the current portion of our long-term debt and capital lease obligations, at April 24, 2020 was $2.8 billion as compared to $838 million at April 26, 2019. Long-term debt at April 24, 2020 was $22.0 billion as compared to $24.5 billion at April 26, 2019. We utilize unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at April 24, 2020 was $24.8 billion, as compared to $25.3 billion at April 26, 2019. The decrease in total debt was primarily driven by the payment of $500 million of five-year floating rate senior notes and the issuance and cash tender offers described below.
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
In May 2020, subsequent to fiscal year 2020, we entered into an unsecured term loan agreement with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion, or approximately $2.8 billion, with a term of six months, which may be extended for an additional six months at the Company’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. The proceeds of the loan will be used for general corporate purposes.
For additional information on debt issuance transactions and the cash tender offers and early redemption, refer to Note 7 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. For additional information on the Euro-denominated debt designated as a net investment hedge, refer to Note 8 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
We maintain multicurrency commercial paper programs for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both April 24, 2020 and April 26, 2019, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility) which expires in December 2024. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At April 24, 2020 and April 26, 2019, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by S&P and Moody’s. For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we were in compliance with at April 24, 2020.
We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In June 2017, our Board of Directors authorized the expenditure of up to $5.0 billion for new share repurchases. In March 2019, our Board of Directors authorized an incremental $6.0 billion for repurchase of our ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2020 and 2019, we repurchased a total of 12 million and 31 million shares, respectively, under these programs at an average price of $106.22 and $91.43, respectively. At April 24, 2020, we had approximately $6.0 billion remaining under the share repurchase programs authorized by our Board of Directors. We temporarily halted repurchases of ordinary shares as a result of our reprioritization of capital deployment due to COVID-19, and made no share repurchases in March and April of fiscal year 2020. Looking forward, we expect to continue to deprioritize share repurchases in our capital allocation priorities.
For more information on credit arrangements, see Note 7 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 24, 2020 include $4.1 billion of cash and cash equivalents and $6.8 billion of current investments. Additionally, we maintain commercial paper programs (no commercial paper outstanding at April 24, 2020) and a Credit Facility. See discussion above regarding changes in our cash and cash equivalents, commercial paper programs, and Credit Facility.
Our investments include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. For fiscal year 2020, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At April 24, 2020, we have $141 million of gross unrealized losses on our aggregate available-for-sale debt securities of $6.8 billion. If market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future, which could adversely affect our financial results. There were no significant other-than-temporary impairments at April 24, 2020 and April 26, 2019. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. See Note 6 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information.

The following table is a summary of our Standard and Poor's Rating Services (S&P) and Moody's Investors Service (Moody's) long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 24, 2020	April 26, 2019
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there is no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at April 24, 2020 were unchanged as compared to the ratings at April 26, 2019. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
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
We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts we consider to be permanently reinvested. We removed our permanently reinvested assertion on the undistributed earnings of certain foreign subsidiaries with a U.S. parent which were subject to the transition tax and all earnings of these subsidiaries through April 27, 2018. We have reasserted for certain earnings of such subsidiaries through April 27, 2018 which were not subject to the transition tax. We expect to have access to the majority of our cash flows in the future. In addition, we continue to evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations.
We believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, and current investments, as well as our Credit Facility and related commercial paper programs, will satisfy our foreseeable operating needs for at least the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
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

Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 24, 2020, as well as long-term contractual obligations reflected in the balance sheet at April 24, 2020.

	Maturity by Fiscal Year
(in millions)	Total	2021	2022	2023	2024	2025	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	$325	$153	$91	$25	$24	$9	$23
Interest payments(2)	7,341	563	563	504	468	448	4,795
Other(3)	892	479	176	82	44	26	85
Contractual obligations related to off-balance sheet arrangements subtotal	$8,558	$1,195	$830	$611	$536	$483	$4,903
Contractual obligations reflected in the balance sheet:
Debt obligations(4)	$24,916	$2,776	$1,594	$3,630	$746	$2,704	$13,466
Operating leases	1,034	218	175	144	118	102	277
Contingent consideration(5)	280	213	49	7	5	3	3
Tax obligations(6)	1,848	176	176	176	330	440	550
Contractual obligations reflected in the balance sheet subtotal(7)	28,078	3,383	1,994	3,957	1,199	3,249	14,296
Total contractual obligations	$36,636	$4,578	$2,824	$4,568	$1,735	$3,732	$19,199
(1)Includes commitments related to the funding of minority investments, estimated milestone payments, and royalty obligations. While it is not certain if and/or when payments will be made, the maturity dates included in the table reflect our best estimates.
(2)Includes the contractual interest payments on our outstanding debt and excludes the impacts of debt premium and discount amortization. See Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on our debt agreements.
(3)Includes inventory purchase commitments and research and development arrangements which are legally binding and specify minimum purchase quantities or spending amounts. These purchase commitments do not exceed our projected requirements and are in the normal course of business. Excludes open purchase orders with a remaining term of less than one year.
(4)Includes the current and non-current portion of our Senior Notes and bank borrowings. Excludes debt premium and discount, unamortized gains from terminated interest rate swap agreements, and commercial paper. See Notes 7 and 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on our debt agreements and interest rate swap agreements, respectively.
(5)Includes the fair value of our current and non-current portions of contingent consideration. While it is not certain if and/or when payments will be made, the maturity dates included in this table reflect our best estimates.
(6)Represents the tax obligations associated with the transition tax that resulted from U.S. Tax Reform. The transition tax will be paid over an eight-year period and will not accrue interest. See Note 14 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.
(7)Excludes defined benefit plan obligations, guarantee obligations, uncertain tax positions, non-current tax liabilities, and litigation settlements for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 14, 16, and 19 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the fiscal year ended April 24, 2020 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the fiscal year ended April 24, 2020 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,510	$—
Operating profit (loss)	69	(63)
Loss before income taxes	(1,527)	(817)
Net loss attributable to Medtronic	(1,393)	(810)
The summarized balance sheet information for the fiscal year ended April 24, 2020 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$19,563	$49
Total noncurrent assets(4)	18,516	13,636
Total current liabilities(5)	41,263	16,180
Total noncurrent liabilities(6)	44,480	48,729
Noncontrolling interests	135	135

(1)The Medtronic Senior Notes and Medtronic Luxco Senior Notes obligor group consists of the following entities: Medtronic plc, Medtronic Luxco, and Medtronic, Inc. Please refer to the guarantee summary above for further details.
(2)The CIFSA Senior Notes obligor group consists of the following entities: Medtronic plc, Medtronic Luxco, CIFSA, and CIFSA Subsidiary Guarantors. Please refer to the guarantee summary above for further details.
(3)Includes receivables due from non-guarantor subsidiaries of $19.1 billion and $34 million for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $13.7 billion and $13.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $37.0 billion and $13.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $21.7 billion and $36.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes which may cause fluctuations in earnings and cash flows. We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate fluctuations. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated transactions in other currencies and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of our derivative instruments are the Euro, Japanese Yen, Chinese Yuan, and others. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 24, 2020 and April 26, 2019 was $11.9 billion and $11.1 billion, respectively. At April 24, 2020, these contracts were in a net unrealized gain position of $384 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 24, 2020 and April 26, 2019 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

	Increase (decrease)
(in millions)	2020	2019
10% appreciation in the U.S. dollar	$750	$916
10% depreciation in the U.S. dollar	(750)	(916)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for fiscal year ended 2020.
INTEREST RATE RISK
We are subject to interest rate risk on our investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 24, 2020 was comprised of debt predominately denominated in U.S. dollars and the Euro, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at April 24, 2020 and April 26, 2019, would have the following impact on the fair value of these instruments:

	Increase (decrease)
(in millions)	2020	2019
10 basis point increase in interest rates	$34	$49
10 basis point decrease in interest rates	(34)	(49)

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

To the Shareholders and Board of Directors of Medtronic plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the “Company”) as of April 24, 2020 and April 26, 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended April 24, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 24, 2020 appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 24, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 24, 2020 and April 26, 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 24, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Litigation Contingencies

As described in Notes 1 and 19 to the consolidated financial statements, the Company’s consolidated accrued litigation was approximately $0.5 billion as of April 24, 2020. The Company is involved in a number of legal actions involving product liability, intellectual property and commercial disputes, and shareholder related matters, which represents a significant portion of the total consolidated accrued litigation reserve. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies, that could require significant expenditures, result in lost revenues, or limit the Company’s ability to conduct business in the applicable jurisdictions. Management records liabilities for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. Determining the estimated loss or range of loss requires management to use significant judgment.

The principal considerations for our determination that performing procedures relating to litigation contingencies is a critical audit matter are there was significant judgment by management when assessing whether a loss is probable of being incurred and when determining whether a reasonable estimate of the loss or range of loss for each claim can be made. This, in turn, led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s judgments, estimated loss or range of loss, and disclosures related to the litigation contingencies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of litigation claims, including controls over determining whether a loss is probable of being incurred and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, (ii) testing management’s process to determine the estimate of the loss or range of loss, (iii) obtaining and evaluating letters of audit inquiry with internal and external legal counsel, and (iv) evaluating the sufficiency of the Company’s litigation contingency disclosures.

Income Tax Reserves for Uncertain Tax Positions Related to Puerto Rico Manufacturing

As described in Notes 14 and 19 to the consolidated financial statements, management records reserves for uncertain tax positions related to unresolved matters with the Internal Revenue Service (IRS) and other taxing authorities. A significant remaining unresolved issue with the IRS, for which management has recorded a reserve, relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. These reserves are subject to a high degree of estimation and management judgment. Total reserves relating to uncertain tax positions as of April 24, 2020 were $1.862 billion, of which the Puerto Rico manufacturing reserves make up a significant portion.

The principal considerations for our determination that performing procedures relating to income tax reserves for uncertain tax positions related to Puerto Rico manufacturing is a critical audit matter are there was significant judgment by management when determining the reserves, including a high degree of estimation uncertainty relative to the unresolved matters involving one of the Company’s key manufacturing sites. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of the reserves.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the reserves for uncertain tax positions, and controls addressing completeness of the uncertain tax positions, as well as controls over measurement of the reserve. These procedures also included, among others, evaluating management’s process to determine the estimate, evaluating the reasonableness of the underlying assumptions in management’s calculations to support the reserves recorded, including evaluating whether the methodology and assumptions used by the Company are consistent with the tax court’s ruling and examined relevant documents related to the tax court case. Professionals with specialized skill and knowledge were used to assist in these procedures.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 19, 2020

We have served as the Company’s auditor since 1963.

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2020	2019	2018
Net sales	$28,913	$30,557	$29,953
Costs and expenses:
Cost of products sold	9,424	9,155	9,067
Research and development expense	2,331	2,330	2,256
Selling, general, and administrative expense	10,109	10,418	10,238
Amortization of intangible assets	1,756	1,764	1,823
Restructuring charges, net	118	198	30
Certain litigation charges	313	166	61
Gain on sale of businesses	—	—	(697)
Other operating expense, net	71	258	535
Operating profit	4,791	6,268	6,640
Other non-operating income, net	(356)	(373)	(181)
Interest expense	1,092	1,444	1,146
Income before income taxes	4,055	5,197	5,675
Income tax (benefit) provision	(751)	547	2,580
Net income	4,806	4,650	3,095
Net (income) loss attributable to noncontrolling interests	(17)	(19)	9
Net income attributable to Medtronic	$4,789	$4,631	$3,104
Basic earnings per share	$3.57	$3.44	$2.29
Diluted earnings per share	$3.54	$3.41	$2.27
Basic weighted average shares outstanding	1,340.7	1,346.4	1,356.7
Diluted weighted average shares outstanding	1,351.1	1,357.5	1,368.2
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2020	2019	2018
Net income	$4,806	$4,650	$3,095

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	45	102	(103)
Translation adjustment	(829)	(1,375)	1,184
Net investment hedge	405	88	—
Net change in retirement obligations	(544)	(191)	167
Unrealized (loss) gain on cash flow hedges	72	401	(218)
Other comprehensive (loss) income	(851)	(975)	1,030
Comprehensive income including noncontrolling interests	3,955	3,675	4,125
Comprehensive (income) loss attributable to noncontrolling interests	(15)	(16)	9
Comprehensive income attributable to Medtronic	$3,940	$3,659	$4,134
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions)	April 24, 2020	April 26, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,140	$4,393
Investments	6,808	5,455
Accounts receivable, less allowances of $208 and $190, respectively	4,645	6,222
Inventories, net	4,229	3,753
Other current assets	2,209	2,144
Total current assets	22,031	21,967
Property, plant, and equipment, net	4,828	4,675
Goodwill	39,841	39,959
Other intangible assets, net	19,063	20,560
Tax assets	2,832	1,519
Other assets	2,094	1,014
Total assets	$90,689	$89,694
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$2,776	$838
Accounts payable	1,996	1,953
Accrued compensation	2,099	2,189
Accrued income taxes	502	567
Other accrued expenses	2,993	2,925
Total current liabilities	10,366	8,472
Long-term debt	22,021	24,486
Accrued compensation and retirement benefits	1,910	1,651
Accrued income taxes	2,682	2,838
Deferred tax liabilities	1,174	1,278
Other liabilities	1,664	757
Total liabilities	39,817	39,482
Commitments and contingencies (Notes 3, 17, and 19)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,341,074,724 and 1,340,697,595 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,165	26,532
Retained earnings	28,132	26,270
Accumulated other comprehensive loss	(3,560)	(2,711)
Total shareholders’ equity	50,737	50,091
Noncontrolling interests	135	121
Total equity	50,872	50,212
Total liabilities and equity	$90,689	$89,694
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 28, 2017	1,369	$—	$29,551	$23,270	$(2,613)	$50,208	$122	$50,330
Net income (loss)	—	—	—	3,104	—	3,104	(9)	3,095
Other comprehensive income	—	—	—	—	1,030	1,030	—	1,030
Dividends to shareholders ($1.84 per ordinary share)	—	—	—	(2,494)	—	(2,494)	—	(2,494)
Issuance of shares under stock purchase and award plans	10	—	329	—	—	329	—	329
Repurchase of ordinary shares	(25)	—	(2,097)	—	—	(2,097)	—	(2,097)
Stock-based compensation	—	—	344	—	—	344	—	344
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(11)	(11)
Cumulative effect of change in accounting principle(1)	—	—		499	(203)	296	—	296
April 27, 2018	1,354	$—	$28,127	$24,379	$(1,786)	$50,720	$102	$50,822
Net income	—	—	—	4,631	—	4,631	19	4,650
Other comprehensive loss	—	—	—	—	(972)	(972)	(3)	(975)
Dividends to shareholders ($2.00 per ordinary share)	—	—	—	(2,693)	—	(2,693)	—	(2,693)
Issuance of shares under stock purchase and award plans	18	—	923	—	—	923	—	923
Repurchase of ordinary shares	(31)	—	(2,808)	—	—	(2,808)	—	(2,808)
Stock-based compensation	—	—	290	—	—	290	—	290
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(2)	—	—	—	(47)	47	—	—	—
April 26, 2019	1,341	$—	$26,532	$26,270	$(2,711)	$50,091	$121	$50,212
Net income	—	—	—	4,789	—	4,789	17	4,806
Other comprehensive loss	—	—	—	—	(849)	(849)	(2)	(851)
Dividends to shareholders ($2.16 per ordinary share)	—	—	—	(2,894)	—	(2,894)	—	(2,894)
Issuance of shares under stock purchase and award plans	12	—	564	—	—	564	—	564
Repurchase of ordinary shares	(12)	—	(1,228)	—	—	(1,228)	—	(1,228)
Stock-based compensation	—	—	297	—	—	297	—	297
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(1)	(1)
Cumulative effect of change in accounting principle(3)	—	—	—	(33)	—	(33)	—	(33)
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
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
(2) The cumulative effect of change in accounting principle in fiscal year 2019 resulted from the adoption of accounting guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the adoption, the Company reclassified $47 million from accumulated other comprehensive loss to the opening balance of retained earnings as of April 28, 2018.
(3) See Note 1 to the consolidated financial statements for discussion regarding the adoption of accounting standards during fiscal year 2020.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2020	2019	2018
Operating Activities:
Net income	$4,806	$4,650	$3,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,663	2,659	2,644
Provision for doubtful accounts	99	78	52
Deferred income taxes	(1,315)	(304)	(919)
Stock-based compensation	297	290	344
Loss on debt extinguishment	406	457	38
Gain on sale of businesses	—	—	(697)
Investment loss	—	—	227
Other, net	217	257	73
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	1,291	(581)	(275)
Inventories, net	(577)	(274)	(192)
Accounts payable and accrued liabilities	(44)	399	65
Other operating assets and liabilities	(609)	(624)	229
Net cash provided by operating activities	7,234	7,007	4,684
Investing Activities:
Acquisitions, net of cash acquired	(488)	(1,827)	(137)
Proceeds from sale of businesses	—	—	6,058
Additions to property, plant, and equipment	(1,213)	(1,134)	(1,068)
Purchases of investments	(11,039)	(2,532)	(3,200)
Sales and maturities of investments	9,574	4,683	4,227
Other investing activities, net	(37)	36	(22)
Net cash (used in) provided by investing activities	(3,203)	(774)	5,858
Financing Activities:
Change in current debt obligations, net	(17)	(713)	(249)
Issuance of long-term debt	5,568	7,794	21
Payments on long-term debt	(6,110)	(7,948)	(7,370)
Dividends to shareholders	(2,894)	(2,693)	(2,494)
Issuance of ordinary shares	662	992	403
Repurchase of ordinary shares	(1,326)	(2,877)	(2,171)
Other financing activities	(81)	14	(94)
Net cash used in financing activities	(4,198)	(5,431)	(11,954)
Effect of exchange rate changes on cash and cash equivalents	(86)	(78)	114
Net change in cash and cash equivalents	(253)	724	(1,298)
Cash and cash equivalents at beginning of period	4,393	3,669	4,967
Cash and cash equivalents at end of period	$4,140	$4,393	$3,669
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$878	$1,558	$2,542
Interest	643	973	1,147
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
COVID-19 is having, and will likely continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales and customer demand and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of the pandemic on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves, return reserves, the valuation of goodwill, intangible assets, other long-lived assets, investments and contingent consideration, as of April 24, 2020 and through the date of this report. While there was not a material impact to the Company’s consolidated financial statements as of and for the fiscal year ended April 24, 2020, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 24, 2020 and April 26, 2019 and for each of the three fiscal years ended April 24, 2020 (fiscal year 2020), April 26, 2019 (fiscal year 2019), and April 27, 2018 (fiscal year 2018). Fiscal years 2020, 2019, 2018 were 52-week years. The Company's fiscal year 2021 is a 53-week year, with the extra week occurring during the first quarter, and will end on April 30, 2021.
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
Certain of the Company’s investments in marketable equity securities and other securities are long-term, strategic investments in companies that are in various stages of development and are included in other assets on the consolidated balance sheets. Marketable equity securities are recorded at fair value in the consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating income, net in the consolidated statements of income. Investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

investee’s income or loss and dividends paid. Securities accounted for under the equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest other than temporary impairment has occurred.
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
Property, Plant, and Equipment Property, plant, and equipment is stated at cost and depreciated over the useful lives of the assets using the straight-line method. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment asset groupings may not be recoverable. The cost of interest that is incurred in connection with ongoing construction projects is capitalized using a weighted average interest rate. These costs are included in property, plant, and equipment and amortized over the useful life of the related asset. Upon retirement or disposal of property, plant, and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds, is recognized in earnings.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Fair Value Measurements The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:
•Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
•Level 3 - Inputs are unobservable for the asset or liability.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents remote monitoring services and equipment maintenance, for which consideration is received at the same time as consideration for the device or equipment. Revenue related to remote monitoring services and equipment maintenance is recognized over the service period as time elapses.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $347 million, $350 million, and $363 million in fiscal years 2020, 2019, and 2018, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Research and Development Research and development costs are expensed when incurred. Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.
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
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, Transition Service Agreement income, currency remeasurement and derivative gains and losses, contributions to the Medtronic Foundation, Puerto Rico excise taxes, changes in the fair value of contingent consideration, charges associated with business exits, and IPR&D charges.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
2. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, renal disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include hospitals, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations.
The table below illustrates net sales by segment and division for fiscal years 2020, 2019, and 2018:

	Net Sales by Fiscal Year(1)
(in millions)	2020	2019	2018
Cardiac Rhythm & Heart Failure	$5,141	$5,849	$5,947
Coronary & Structural Heart	3,541	3,730	3,562
Aortic, Peripheral & Venous	1,786	1,926	1,845
Cardiac and Vascular Group	10,468	11,505	11,354
Surgical Innovations	5,513	5,753	5,537
Respiratory, Gastrointestinal, & Renal	2,839	2,725	3,179
Minimally Invasive Therapies Group	8,352	8,478	8,716
Brain Therapies	2,922	2,938	2,354
Spine	2,503	2,654	2,668
Specialty Therapies	1,193	1,307	1,556
Pain Therapies	1,107	1,284	1,165
Restorative Therapies Group	7,725	8,183	7,743
Diabetes Group	2,368	2,391	2,140
Total	$28,913	$30,557	$29,953
(1)The data in this schedule has been intentionally rounded to the nearest million and, therefore, may not sum.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below includes net sales by market geography and segment for fiscal years 2020, 2019, and 2018:

	Net Sales by Fiscal Year(4)
(in millions)	2020	2019	2018
U.S.(1)	$5,062	$5,750	$5,681
Non-U.S. Developed Markets(2)	3,519	3,767	3,790
Emerging Markets(3)	1,887	1,988	1,883
Cardiac and Vascular Group	10,468	11,505	11,354

U.S.(1)	3,532	3,630	3,804
Non-U.S. Developed Markets(2)	3,169	3,250	3,378
Emerging Markets(3)	1,651	1,598	1,534
Minimally Invasive Therapies Group	8,352	8,478	8,716

U.S.(1)	5,122	5,478	5,164
Non-U.S. Developed Markets(2)	1,659	1,759	1,720
Emerging Markets(3)	945	946	859
Restorative Therapies Group	7,725	8,183	7,743

U.S.(1)	1,204	1,336	1,226
Non-U.S. Developed Markets(2)	940	855	739
Emerging Markets(3)	224	200	175
Diabetes Group	2,368	2,391	2,140

U.S.(1)	14,919	16,194	15,875
Non-U.S. Developed Markets(2)	9,287	9,631	9,627
Emerging Markets(3)	4,707	4,732	4,451
Total	$28,913	$30,557	$29,953
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
(4)The data in this schedule has been intentionally rounded to the nearest million and, therefore, may not sum.
At April 24, 2020, $706 million of rebates were classified as other accrued expenses and $321 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 26, 2019, $764 million of rebates were classified as other accrued expenses and $432 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheets. During fiscal year 2020, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 24, 2020 and April 26, 2019 was $303 million and $315 million, respectively. At April 24, 2020 and April 26, 2019, $213 million and $211 million was included in other accrued expenses, respectively, and $90 million and $104 million was included in other liabilities, respectively. During the fiscal year ended April 24, 2020, the Company recognized $220 million of revenue that was included in deferred revenue as of April 26, 2019.
At April 24, 2020, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $1.1 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

3. Acquisitions
The Company had acquisitions during fiscal years 2020 and 2019 that were accounted for as business combinations. The assets and liabilities of businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of acquisitions during fiscal years 2020 and 2019 was not significant, either individually or in the aggregate, to the consolidated results of the Company. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired.
Fiscal Year 2020
The acquisition date fair value of net assets acquired during fiscal year 2020 was $612 million, consisting of $679 million of assets acquired and $67 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $236 million of technology-based intangible assets and $26 million of customer-related intangible assets with estimated useful lives ranging from 8 to 16 years, $333 million of goodwill, and $40 million of inventory. The goodwill is not deductible for tax purposes. The Company recognized $80 million of contingent consideration liabilities in connection with business combinations during fiscal year 2020, which are comprised of revenue and regulatory milestone-based payments. Purchase price allocation adjustments for fiscal year 2020 business combinations were not significant.
Fiscal Year 2019
Mazor Robotics
On December 18, 2018, the Company's Restorative Therapies Group acquired Mazor Robotics (Mazor), a pioneer in the field of robotic guidance systems. The acquisition of Mazor strengthened the Company's position as a global leader in enabling technologies for spine surgery. The Company offers a fully-integrated procedural solution for surgical planning, execution, and confirmation by combining the Company's spine implants, navigation, and intra-operative imaging technology with Mazor's robotic-assisted surgery systems. Total consideration for the transaction, net of cash acquired, was $1.6 billion, consisting of $1.3 billion of cash and $246 million of a previously-held equity investment in Mazor. Net assets acquired includes $383 million of technology-based intangible assets and $16 million of tradenames with estimated useful lives of 10 years. Goodwill was primarily attributable to pull-through revenue, future yet to be defined technologies, and an assembled workforce and was not deductible for tax purposes.
During fiscal year 2019, the Company recognized $51 million of costs incurred in connection with the acquisition of Mazor, including payouts for unvested stock options and investment banker and other transaction fees, which were recognized in selling, general, and administrative expense in the consolidated statements of income.
The Company made certain adjustments to the allocation of purchase price for the Mazor acquisition during the measurement period which closed in the third quarter of fiscal year 2020, primarily related to estimates for certain contingent liabilities and deferred taxes, which resulted in a net increase to goodwill of $105 million.

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

Other Fiscal Year 2019 Acquisitions

The remaining acquisition date fair value of net assets acquired during fiscal year 2019 was $698 million, consisting of $763 million of assets acquired and $65 million of liabilities assumed. Assets acquired were primarily comprised of $313 million of goodwill, $171 million of in-process research and development, $161 million of technology-based intangible assets with estimated useful lives ranging from 4 to 15 years, and $40 million of customer-related intangible assets with estimated useful lives ranging from 10 to 13 years. The Company recognized $151 million of contingent consideration liabilities in connection with business combinations during fiscal year 2019. For fiscal year 2019, purchase price allocation adjustments were not significant.
Acquired In-Process Research & Development
IPR&D acquired outside of a business combination is expensed immediately. The Company did not acquire any IPR&D in connection with asset acquisitions during fiscal years 2020 and 2018. During fiscal year 2019, the Company acquired $38 million of IPR&D in connection with asset acquisitions, which was recognized in other operating expense, net in the consolidated statements of income.
Contingent Consideration
The fair value of contingent consideration at April 24, 2020 and April 26, 2019 was $280 million and $222 million, respectively. At April 24, 2020, $112 million was recorded in other accrued expenses and $168 million was recorded in other liabilities on the consolidated balance sheets. At April 26, 2019, $73 million was reflected in other accrued expenses and $149 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2020	2019
Beginning Balance	$222	$173
Purchase price contingent consideration	125	151
Contingent consideration payments	(34)	(36)
Change in fair value of contingent consideration	(33)	(66)
Ending Balance	$280	$222

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

(in millions)	Fair Value at April 24, 2020	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5% - 32.4%
Revenue-based payments	$101	Discounted cash flow	Probability of payment	40% - 100%
			Projected fiscal year of payment	2021 - 2027
			Discount rate	5.5%
Product development-based payments	$179	Discounted cash flow	Probability of payment	50% - 100%
			Projected fiscal year of payment	2021 - 2027

4. Divestiture
On July 29, 2017, the Company completed the sale of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses within the Minimally Invasive Therapies Group to Cardinal Health, Inc. (Cardinal). As a result of the transaction, the Company received proceeds of $6.1 billion, which was recorded in proceeds from sale of businesses in the consolidated statements of cash flows, and recognized a before-tax gain of $697 million, which was recognized within gain on sale of businesses in the consolidated statements of income. Among the product lines included in the divestiture were dental and animal health, chart paper, wound care, incontinence, electrodes, SharpSafety, thermometry, perinatal protection, blood collection, compression, and enteral feeding offerings. The divestiture also included 17 dedicated manufacturing sites.
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
There were no material divestitures or divestiture-related expenses during fiscal years 2020 or 2019.
5. Restructuring Charges
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

For fiscal years 2020, 2019 and 2018, the Company recognized charges of $462 million, $424 million, and $96 million, respectively. During fiscal year 2020, charges were partially offset by accrual adjustments of $21 million related to certain employees identified for termination finding other positions within Medtronic. For fiscal years 2020, 2019 and 2018, charges included $155 million, $91 million, and $28 million, respectively, recognized within cost of products sold and $168 million,

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

$118 million, and $33 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.
The following table summarizes the activity related to the Enterprise Excellence restructuring program for fiscal years 2020, 2019, and 2018:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-downs(2)	Other Costs	Total
April 28, 2017	$—	$—	$—	$—	$—
Charges	35	61	—	—	96
Cash payments	(8)	(59)	—	—	(67)
April 27, 2018	27	2	—	—	29
Charges	192	193	17	22	424
Cash payments	(118)	(186)	—	(10)	(314)
Settled non-cash	—	—	(17)	—	(17)
April 26, 2019	101	9	—	12	122
Charges	129	300	24	9	462
Cash payments	(128)	(290)	—	(9)	(427)
Settled non-cash	—	—	(24)	—	(24)
Accrual adjustments	(13)	—	—	(8)	(21)
April 24, 2020	$89	$19	$—	$4	$112
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)Recognized within cost of products sold and selling, general, and administrative expense in the consolidated statements of income.
Cost Synergies
The Cost Synergies program was related to administrative office optimization, manufacturing and supply chain infrastructure, and certain general and administrative savings achieved as part of the Covidien plc integration and was completed in the third quarter of fiscal year 2018. For fiscal year 2018, the Company recognized $107 million in charges, including $11 million in restructuring charges, net of $34 million of accrual adjustments, related to the Cost Synergies restructuring program. Accrual adjustments relate to certain employees identified for termination finding other positions within the Company, cancellations of employee terminations, and employee termination benefits being less than initially estimated. Cash outlays for the Cost Synergies program were substantially complete at the end of fiscal year 2019.
6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 24, 2020 and April 26, 2019:

	April 24, 2020
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$542	$47	$—	$589	$589	$—
Level 2:
Corporate debt securities	4,285	66	(90)	4,261	4,261	—
U.S. government and agency securities	746	1	—	747	747	—
Mortgage-backed securities	705	20	(28)	697	697	—
Non-U.S. government and agency securities	34	—	—	34	34	—
Other asset-backed securities	499	1	(20)	480	480	—
Total Level 2	6,269	88	(138)	6,219	6,219	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,847	$135	$(141)	$6,841	$6,808	$33

	April 26, 2019
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$529	$1	$(7)	$523	$523	$—
Level 2:
Corporate debt securities	3,500	14	(21)	3,493	3,493	—
U.S. government and agency securities	387	1	(7)	381	381	—
Mortgage-backed securities	537	3	(20)	520	520	—
Non-U.S. government and agency securities	11	—	—	11	11	—
Other asset-backed securities	529	1	(3)	527	527	—
Total Level 2	4,964	19	(51)	4,932	4,932	—
Level 3:
Auction rate securities	47	—	(3)	44	—	44
Total available-for-sale debt securities	$5,540	$20	$(61)	$5,499	$5,455	$44

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category, at April 24, 2020 and April 26, 2019:

	April 24, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,368	$(2)	$2,893	$(88)
Mortgage-backed securities	35	(1)	663	(27)
Other asset-backed securities	17	—	463	(20)
Auction rate securities	33	(3)	—	—
Total	$1,453	$(6)	$4,019	$(135)

	April 26, 2019
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$130	$(1)	$649	$(13)
Corporate debt securities	582	(5)	1,153	(16)
Mortgage-backed securities	73	(1)	250	(19)
Other asset-backed securities	290	(2)	85	(1)
Auction rate securities	—	—	44	(3)
Total	$1,075	$(9)	$2,181	$(52)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2020 or 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s debt securities portfolio is as follows:

(in millions)	April 24, 2020	April 26, 2019	April 27, 2018
Proceeds from sales	$9,559	$3,718	$3,309
Gross realized gains	25	18	27
Gross realized losses	(22)	(62)	(21)
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
At April 24, 2020 and April 26, 2019, the credit loss portion of other-than temporary impairments on debt securities was not significant. No available-for-sale securities were sold for significantly less than carrying value during the fiscal years 2020 or 2019.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The April 24, 2020 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 24, 2020
Due in one year or less	$2,190
Due after one year through five years	2,854
Due after five years through ten years	1,733
Due after ten years	64
Total debt securities	$6,841
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
The following table summarizes the Company's equity and other investments at April 24, 2020 and April 26, 2019, which are classified as other assets in the consolidated balance sheets:

(in millions)	April 24, 2020	April 26, 2019
Investments with readily determinable fair values (marketable equity securities)	$18	$—
Investments without readily determinable fair values	391	308
Equity method and other investments	71	64
Total equity and other investments	$480	$372
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

(in millions)	April 24, 2020	April 26, 2019	April 27, 2018
Proceeds from sales	$15	$964	$918
Gross gains	17	134	18
Gross losses	(30)	(30)	(4)
Recognized impairment losses	(4)	(45)	(231)
Net losses recognized during fiscal year 2020 were $13 million, comprised of $15 million unrealized gains and losses on equity securities and other investments still held at April 24, 2020, and $2 million realized gains recognized on equity securities and other investments sold during the fiscal year. Net gains recognized during fiscal year 2019 were $104 million, comprised of $94 million net realized gains on equity and other investments sold during the period and $10 million of unrealized gains on equity and other investments still held at April 26, 2019. Gross gains and losses for fiscal year 2018 represent gains and losses on instruments sold during the period.
Impairment charges incurred on the Company's equity securities, equity method investments, and other investments during fiscal years 2020 and 2019 were not significant. During fiscal year 2018, the Company received bids from potential buyers and investors for some or all of its ownership in a portfolio of selected investments, which indicated that the fair values of certain of the underlying cost and equity method investments in the portfolio may be below the respective carrying values. The Company determined that the decline in the fair values was other-than-temporary given the uncertainty regarding the Company’s intent to hold the investments for a period of time that would be sufficient to recover the carrying values. As a result, the Company recognized impairment charges of $227 million during fiscal year 2018, which were recognized in other non-operating income, net in the consolidated statements of income. The fair values of the investments were determined based on Level 3 inputs. The

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

carrying values of the investments prior to recognizing the impairment charges was $317 million. There were no other significant impairment charges recognized during fiscal year 2018.
7. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 24, 2020	April 26, 2019
Bank borrowings	$325	$332
0.000 percent two-year 2019 senior notes	1,631	—
Floating rate two-year 2019 senior notes	815	—
Floating rate five-year 2015 senior notes	—	500
Finance lease obligations	5	6
Current debt obligations	$2,776	$838
Bank Borrowings Outstanding bank borrowings at April 24, 2020 were short-term advances primarily to non-U.S. subsidiaries under credit agreements with various banks. Bank borrowings consist primarily of borrowings in Japanese Yen at an interest rate of 0.21%, and these borrowings are a natural hedge of currency and exchange rate risk.
Commercial Paper On January 26, 2015, Medtronic Global Holdings S.C.A. (Medtronic Luxco), an entity organized under the laws of Luxembourg, entered into various agreements pursuant to which Medtronic Luxco may issue United States Dollar-denominated unsecured commercial paper notes (the 2015 CP Program) on a private placement basis, and on January 31, 2020 Medtronic Luxco entered into various agreements pursuant to which Medtronic Luxco may issue Euro-denominated unsecured commercial paper notes (the 2020 CP Program) on a private placement basis. The Maximum aggregate amount outstanding at any time under the 2015 CP Program and the 2020 CP Program together may not exceed the equivalent of $3.5 billion. The Company and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the 2015 CP Program and the 2020 CP Program.
There was no commercial paper outstanding at April 24, 2020 and April 26, 2019. During fiscal years 2020 and 2019, the weighted average original maturity of the commercial paper outstanding was approximately 7 days and 27 days, respectively, and the weighted average interest rate was 2.31 percent and 2.12 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing credit facility, defined below.
Line of Credit On December 12, 2019, Medtronic Luxco, as borrower, entered into an amendment to its amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, extending the maturity date of the Credit Facility to December 2024.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 24, 2020 and April 26, 2019, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The Credit Facility also contains customary covenants, all of which the Company remained in compliance with at April 24, 2020.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Long-term debt consisted of the following:

		April 24, 2020		April 26, 2019
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
0.000 percent two-year 2019 senior notes	2021	$—	—%	$1,681	0.22%
Floating rate two-year 2019 senior notes	2021	—	—	560	0.05
4.125 percent ten-year 2011 senior notes	2021	—	—	500	4.21
3.150 percent seven-year 2015 senior notes	2022	1,534	3.29	2,500	3.29
3.125 percent ten-year 2012 senior notes	2022	—	—	675	3.21
3.200 percent ten-year 2012 CIFSA senior notes	2023	650	2.72	650	2.72
0.375 percent four-year 2019 senior notes	2023	1,631	0.56	1,681	0.56
2.750 percent ten-year 2013 senior notes	2023	530	3.25	530	3.25
0.000 percent four-year 2019 senior notes	2023	815	0.09	—	—
2.950 percent ten-year 2013 CIFSA senior notes	2024	310	2.71	310	2.71
3.625 percent ten-year 2014 senior notes	2024	432	3.61	850	3.61
3.500 percent ten-year 2015 senior notes	2025	2,700	3.74	4,000	3.74
0.250 percent seven-year 2019 senior notes	2026	1,087	0.44	—	—
1.125 percent eight-year 2019 senior notes	2027	1,631	1.25	1,681	1.25
3.350 percent ten-year 2017 senior notes	2027	368	3.53	850	3.53
1.625 percent twelve-year 2019 senior notes	2031	1,087	1.75	1,121	1.75
1.000 percent thirteen-year 2019 senior notes	2032	1,087	1.06	—	—
4.375 percent twenty-year 2015 senior notes	2035	1,932	4.47	2,382	4.47
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	4.68	284	4.68
2.250 percent twenty-year 2019 senior notes	2039	1,087	2.34	1,121	2.34
6.500 percent thirty-year 2009 senior notes	2039	158	6.56	183	6.56
5.550 percent thirty-year 2010 senior notes	2040	224	5.58	306	5.58
1.500 percent twenty-year 2019 senior notes	2040	1,087	1.58	—	—
4.500 percent thirty-year 2012 senior notes	2042	105	4.54	129	4.54
4.000 percent thirty-year 2013 senior notes	2043	305	4.10	325	4.10
4.625 percent thirty-year 2014 senior notes	2044	127	4.67	177	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,813	4.67	1,963	4.69
1.750 percent thirty-year 2019 senior notes	2050	1,087	1.87	—	—
Bank borrowings	2021 - 2022	55	2.11	83	1.94
Debt (discount) premium, net	2021 - 2050	(15)	—	29	—
Finance lease obligations	2021 - 2035	45	8.93	10	6.39
Interest rate swaps	N/A	—	—	9	—
Deferred financing costs	2021 - 2050	(104)	—	(104)	—
Long-term debt		$22,021		$24,486

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Senior Notes The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at April 24, 2020. The Company used the net proceeds from the sale of the Senior Notes primarily for general corporate purposes, which includes the repayment of other indebtedness of the Company.
In March 2019, Medtronic Luxco issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €7.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2039, resulting in cash proceeds of approximately $7.8 billion, net of discounts and issuance costs. The issuance included €500 million of floating rate Senior Notes due in fiscal year 2021, €1.5 billion of 0.000 percent Senior Notes due in fiscal year 2021, €1.5 billion of 0.375 percent Senior Notes due in fiscal year 2023, €1.5 billion of 1.125 percent Senior Notes due in fiscal year 2027, €1.0 billion of 1.625 percent Senior Notes due in fiscal year 2031, and €1.0 billion of 2.250 percent Senior Notes due in fiscal year 2039. The Company used a portion of the net proceeds of the offering to fund the cash tender offer and early redemption of $6.4 billion of Medtronic Inc. and CIFSA senior notes for $6.9 billion of total consideration in March 2019. The Company recognized a loss on debt extinguishment of $485 million, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income.
In June 2019, Medtronic Luxco issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €5.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2050, resulting in cash proceeds of approximately $5.6 billion, net of discounts and issuance costs. The issuance included €250 million of floating rate Senior Notes due in fiscal year 2021, €750 million of 0.000 percent Senior Notes due in fiscal year 2023, €1.0 billion of 0.250 percent Senior Notes due in fiscal year 2026, €1.0 billion of 1.000 percent Senior Notes due in fiscal year 2032, €1.0 billion of 1.500 percent Senior Notes due in fiscal year 2040, and €1.0 billion of 1.750 percent Senior Notes due in fiscal year 2050. The Company used the net proceeds of the offering to fund the cash tender offer and early redemption of $4.6 billion of Medtronic Inc., CIFSA, and Medtronic Luxco Senior Notes for $5.0 billion of total consideration in July 2019. The Company recognized a loss on debt extinguishment of $413 million, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment also includes a $16 million charge for the early redemption premium for $533 million of senior notes which were redeemed in August 2019. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income. Also in March 2020, the Company redeemed its floating rate five-year 2015 senior notes at maturity for $500 million.
At April 26, 2019, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed-rate obligations, including the Company’s $500 million 4.125 percent 2011 Senior Notes and $675 million 3.125 percent 2012 Senior Notes. Refer to Note 8 for additional information regarding the interest rate swap agreements. At April 24, 2020 the Company had no interest rate swaps outstanding designated as fair value hedges, as the Company terminated previously held swaps in connection with the tender and early redemption of the underlying senior notes during the first quarter of fiscal year 2020.
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs and debt discount, net, are as follows:

(in millions)
2021	$2,776
2022	1,594
2023	3,630
2024	746
2025	2,704
Thereafter	13,466
Total debt	24,916
Less: Current debt obligations	2,776
Long-term debt	$22,140

Subsequent to fiscal year 2020, on May 12, 2020, Medtronic Luxco entered into a Term Loan Agreement by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion, or approximately

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

$2.8 billion, with a term of six months, which may be extended for an additional six months at Medtronic Luxco’s option. Borrowings under the Loan Agreement will bear interest at the TIBOR Rate (as defined in the Loan Agreement) plus a margin of 0.50% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtrconic Luxco under the Loan Agreement. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement.
Financial Instruments Not Measured at Fair Value
At April 24, 2020, the estimated fair value of the Company’s Senior Notes was $27.1 billion compared to a principal value of $24.5 billion. At April 26, 2019 the estimated fair value was $26.2 billion compared to a principal value of $25.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross-currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $11.9 billion and $11.1 billion at April 24, 2020 and April 26, 2019, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at April 24, 2020 and April 26, 2019 was $4.9 billion and $4.3 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at April 24, 2020 and April 26, 2019 was $181 million and $191 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities in the consolidated statements of cash flows.
The amounts and classification of the (gains) losses in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for fiscal years 2020, 2019, and 2018 were as follows:

		Fiscal Year
(in millions)	Classification	2020	2019	2018
Currency exchange rate contracts	Other operating expense, net	$(133)	$(218)	$253
Total return swaps	Other operating expense, net	7	(18)	(27)
Total		$(126)	$(236)	$226

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges outstanding at April 24, 2020 and April 26, 2019 was $7.0 billion and $6.8 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during fiscal years 2020, 2019, or 2018.
The amount of the (gains) losses recognized in AOCI related to currency exchange rate contract derivative instruments designated as cash flow hedges for fiscal years 2020, 2019, and 2018 were as follows:

	Fiscal Year
(in millions)	2020	2019	2018
Currency exchange rate contracts	$(397)	$(615)	$404
The amount of the (gains) losses recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for fiscal years 2020, 2019, and 2018 were as follows:

	Fiscal Year
	2020	2019	2018
(in millions)	Other operating expense, net	Other operating expense, net	Other operating expense, net
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$71	$258	$535

Currency exchange rate contracts designated as cash flow hedges:
Amount of (gain) loss reclassified from AOCI into income	(335)	(108)	69
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For fiscal years 2020, 2019, and 2018, the reclassifications of net (gains) losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.
At April 24, 2020 and April 26, 2019, the Company had $266 million and $194 million, respectively, in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $225 million of after-tax net unrealized gains at April 24, 2020 will be recognized in the consolidated statements of income over the next 12 months.
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
At April 24, 2020, the Company had no interest rate swaps outstanding designated as fair value hedges, as the Company terminated previously held swaps in connection with the tender and early redemption of the underlying senior notes during the first quarter of fiscal year 2020. At April 26, 2019, the Company had interest rate swaps in gross notional amounts of $1.2 billion, designated as fair value hedges of underlying fixed-rate senior note obligations, including the Company's $500 million 4.125 percent 2011 Senior Notes due fiscal year 2021 and the $675 million 3.125 percent 2012 Senior Notes due fiscal year 2022.
The gain recognized upon termination of interest rate swaps was not significant for fiscal year 2020. At April 26, 2019, the market value of outstanding interest rate swap agreements was an unrealized gain of $9 million which was recorded in other assets, with the offset recorded in long-term debt on the consolidated balance sheets. The Company did not recognize any gains or losses during fiscal years 2020, 2019, or 2018 on firm commitments that no longer qualify as fair value hedges.
The following amounts were recorded on the consolidated balance sheet related to the cumulative basis adjustments for fair value hedges:

(in millions)	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Location on the Consolidated Balance Sheet	April 24, 2020	April 26, 2019	April 24, 2020	April 26, 2019
Long-term debt	$—	$(1,175)	$—	$9
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At April 24, 2020, the Company had €12.0 billion, or $13.0 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, which will mature in fiscal years 2021 through fiscal year 2050.
Additionally, during the first quarter of fiscal year 2020, the Company entered into and settled forward currency exchange rate contracts to manage the exposure to exchange rate movements in anticipation of the issuance of Euro-denominated senior notes. Certain of these forward currency exchange rate contracts were designated as a net investment hedge of certain of the Company's European operations. These contracts matured in conjunction with the issuance of the Euro-denominated debt in the first quarter of fiscal year 2020.
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
At April 24, 2020 and April 26, 2019, the Company had $236 million in after-tax unrealized gains, and $169 million in after-tax unrealized losses associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized losses at April 24, 2020 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during fiscal years 2020, 2019, or 2018 on instruments that no longer qualify as net investment hedges.
The amount and classifications of the (gains) losses recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge effectiveness were as follows:

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

		Fiscal Year
(in millions)	Classification	2020	2019	2018
Net investment hedges	Other operating expense, net	$(9)	$(12)	$—
The amount of the (gains) losses recognized in AOCI related to instruments designated as net investment hedges for fiscal year 2020, 2019, or 2018 were as follows:

	Fiscal Year
(in millions)	2020	2019	2018
Net investment hedges	$(405)	$(88)	$—

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 24, 2020 and April 26, 2019. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	April 24, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$271	Other accrued expenses	$2
Currency exchange rate contracts	Other assets	103	Other liabilities	2
Total derivatives designated as hedging instruments		374		4
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	25	Other accrued expenses	13
Total return swaps	Other current assets	—	Other accrued expenses	25
Cross-currency interest rate contracts	Other current assets	3	Other accrued expenses	—
Total derivatives not designated as hedging instruments		28		38
Total derivatives		$402		$42

	April 26, 2019
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$234	Other accrued expenses	$1
Interest rate contracts	Other assets	9	Other liabilities	—
Currency exchange rate contracts	Other assets	78	Other liabilities	1
Total derivatives designated as hedging instruments		321		2
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	23	Other accrued expenses	17
Total return swaps	Other current assets	15	Other accrued expenses	—
Cross-currency interest rate contracts	Other current assets	6	Other accrued expenses	—
Total derivatives not designated as hedging instruments		44		17
Total derivatives		$365		$19

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 24, 2020		April 26, 2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$399	$3	$335	$30
Derivative liabilities	17	25	19	—

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

	April 24, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$399	$(17)	$(48)	$334
Cross-currency interest rate contracts	3	—	—	3
	402	(17)	(48)	337
Derivative liabilities:
Currency exchange rate contracts	(17)	17	—	—
Total return swaps	(25)	—	—	(25)
	(42)	17	—	(25)
Total	$360	$—	$(48)	$312

	April 26, 2019
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$335	$(9)	$(43)	$283
Interest rate contracts	9	—	(1)	8
Total return swaps	15	—	—	15
Cross-currency interest rate contracts	6	—	—	6
	365	(9)	(44)	312
Derivative liabilities:
Currency exchange rate contracts	(19)	9	—	(10)
	(19)	9	—	(10)
Total	$346	$—	$(44)	$302

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
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. At April 24, 2020 and April 26, 2019, the Company received net cash collateral of $48 million and $44 million, respectively, from its counterparties. The cash collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets.
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	April 24, 2020	April 26, 2019
Finished goods	$2,874	$2,476
Work-in-process	608	572
Raw materials	747	705
Total	$4,229	$3,753

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 27, 2018	$6,791	$21,155	$9,717	$1,880	$39,543
Goodwill as a result of acquisitions	165	83	1,238	24	1,510
Currency translation and other	(102)	(857)	(134)	(1)	(1,094)
April 26, 2019	6,854	20,381	10,821	1,903	39,959
Goodwill as a result of acquisitions	19	227	71	16	333
Purchase accounting adjustments	7	2	120	(5)	124
Currency translation and other	(49)	(434)	(92)	—	(575)
April 24, 2020	$6,831	$20,176	$10,920	$1,914	$39,841
The Company did not recognize any goodwill impairments during fiscal years 2020, 2019, or 2018.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 24, 2020		April 26, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,963	$(5,065)	$16,944	$(4,095)
Purchased technology and patents	10,742	(4,354)	11,405	(4,570)
Trademarks and tradenames	464	(232)	570	(324)
Other	75	(53)	85	(59)
Total	$28,244	$(9,704)	$29,004	$(9,048)
Indefinite-lived:
IPR&D	$523	$—	$604	$—
During fiscal year 2020, the Company recognized $37 million of definite-lived intangible asset charges, including $33 million and $4 million recognized in connection with business exits in the Restorative Therapies Group and Cardiac and Vascular Group, respectively. During fiscal year 2019, the Company recognized $87 million of definite-lived intangible asset charges, including $61 million and $26 million recognized in connection with business exits in the Cardiac and Vascular Group and Restorative Therapies Group, respectively. The Company did not recognize any definite-lived intangible asset impairments during fiscal year 2018. Definite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income.
During fiscal year 2020, the Company recognized $35 million of indefinite-lived intangible asset charges, including $25 million relating to a partial impairment of an IPR&D project within the Restorative Therapies Group and $10 million in connection with the discontinuation of an IPR&D project within the Cardiac and Vascular Group. During fiscal year 2019, the Company recognized $30 million of indefinite-lived intangible asset charges, including $11 million in connection with a business exit in the Restorative Therapies Group, and $10 million and $9 million in connection with the discontinuation of certain IPR&D projects within the Minimally Invasive Therapies Group and Cardiac and Vascular Group, respectively. During fiscal year 2018, the Company recognized impairment losses on indefinite-lived intangibles of $68 million as a result of the discontinuation of certain IPR&D projects within the Restorative Therapies Group. Indefinite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization
Intangible asset amortization expense was $1.8 billion for fiscal years 2020, 2019 and 2018. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 24, 2020, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2021	$1,748
2022	1,706
2023	1,644
2024	1,615
2025	1,588

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

11. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 24, 2020	April 26, 2019	Estimated Useful Lives (in years)
Equipment	$5,859	$5,519	Generally 2-7, up to 15
Computer software	2,131	1,842	Up to 5
Land and land improvements	175	181	Up to 20
Buildings and leasehold improvements	2,277	2,267	Up to 40
Construction in progress	1,202	1,111	—
Property, plant, and equipment	11,644	10,920
Less: Accumulated depreciation	(6,816)	(6,245)
Property, plant, and equipment, net	$4,828	$4,675
Depreciation expense of $907 million, $895 million, and $821 million was recognized in fiscal years 2020, 2019, and 2018, respectively.
12. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 24, 2020, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 24, 2020, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. At April 24, 2020, 1,872 A Preferred Shares were outstanding. The holders of A Preferred Shares are entitled to payment of dividends prior to any other class of shares in the Company equal to twice the dividend to be paid per Company ordinary share. On a return of assets, whether on liquidation or otherwise, the A Preferred Shares are entitled to repayment of the capital paid up thereon in priority to any repayment of capital to the holders of any other shares and the holders of the A Preferred Shares shall not be entitled to any further participation in the assets or profits of the Company. The holders of the A Preferred Shares are not entitled to receive notice of, nor to attend, speak, or vote at any general meeting of the Company.
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
Ordinary Share Repurchase Program Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2020 and 2019, the Company repurchased approximately 12 million and 31 million shares, respectively, at an average price of $106.22 and $91.43, respectively.
In June 2017, the Company’s Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. In March 2019, the Company's Board of Directors authorized an incremental $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. At April 24, 2020, the Company had used approximately $5.0 billion of the $11.0 billion authorized under the repurchase program, leaving approximately $6.0 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are canceled.
13. Stock Purchase and Award Plans
The Medtronic, Inc. 2013 Stock Award and Incentive Plan was originally approved by the Company's shareholders in August 2013. In January 2015, the Company's Board of Directors approved an amendment to and assumption of the Medtronic, Inc.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

2013 Stock Award and Incentive Plan, which created the Medtronic plc 2013 Stock Award and Incentive Plan (2013 Plan). In fiscal year 2020, the Company granted stock awards under the 2013 Plan. The 2013 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 24, 2020, there were approximately 41 million shares available for future grants under the 2013 Plan.
Share Options Options are granted at the exercise price, which is equal to the closing price of the Company’s ordinary shares on the grant date. The majority of the Company’s options are non-qualified options with a 10-year life and a 4-year ratable vesting term.
Restricted Stock Restricted stock awards and restricted stock units (collectively referred to as restricted stock) are granted to officers and key employees. At April 24, 2020, the Company does not have any outstanding restricted stock awards. Beginning in fiscal year 2018, restricted stock units have a 4-year ratable vesting term. Restricted stock units issued prior to fiscal year 2018 cliff vest after four years. The expense recognized for restricted stock units is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. Restricted stock units are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company also grants shares of performance-based restricted stock units that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period.
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
Employees may contribute between 2 percent and 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of newly-issued ordinary shares of the Company at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $86.34 per share in fiscal year 2020. At April 24, 2020, plan participants had approximately $14 million withheld to purchase the Company's ordinary shares at 85 percent of its market value on June 30, 2020, the last trading day before the end of the calendar quarter purchase period. At April 24, 2020, approximately 11 million ordinary shares were available for future purchase under the ESPP.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2020	2019	2018
Weighted average fair value of options granted	$15.49	$14.77	$13.71
Assumptions used:
Expected life (years)(1)	6.1	6.1	6.2
Risk-free interest rate(2)	1.88%	2.90%	2.00%
Volatility(3)	17.97%	17.77%	19.51%
Dividend yield(4)	2.09%	2.25%	2.19%
(1)The Company analyzes historical employee stock option exercise and termination data to estimate the expected life assumption. The Company calculates the expected life assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data, as the Company believes this data currently represents the best estimate of the expected life of a new employee option.
(2)The rate is based on the grant date yield of a zero-coupon U.S. Treasury bond whose maturity period equals the expected term of the option.
(3)Expected volatility is based on a blend of historical volatility and an implied volatility of the Company’s ordinary shares. Implied volatility is based on market traded options of the Company’s ordinary shares.
(4)The dividend yield rate is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.
Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, and ESPP in fiscal years 2020, 2019, and 2018:

	Fiscal Year
(in millions)	2020	2019	2018
Stock options	$61	$72	$132
Restricted stock	205	189	185
Employee stock purchase plan	31	29	27
Total stock-based compensation expense	$297	$290	$344

Cost of products sold	$28	$30	$44
Research and development expense	36	36	38
Selling, general, and administrative expense	233	224	262
Total stock-based compensation expense	297	290	344
Income tax benefits	(51)	(54)	(82)
Total stock-based compensation expense, net of tax	$246	$236	$262
Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal year 2020:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 26, 2019	31,677	$71.52
Granted	4,349	103.26
Exercised	(8,165)	62.49
Expired/Forfeited	(793)	90.74
Outstanding at April 24, 2020	27,068	78.70	5.9	$574
Expected to vest at April 24, 2020	8,742	94.12	8.4	60
Exercisable at April 24, 2020	17,878	70.70	4.5	512

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised, and the related tax benefit during fiscal years 2020, 2019, and 2018:

	Fiscal Year
(in millions)	2020	2019	2018
Cash proceeds from options exercised	$484	$825	$250
Intrinsic value of options exercised	349	383	248
Tax benefit related to options exercised	75	78	75
Unrecognized compensation expense related to outstanding stock options at April 24, 2020 was $61 million and is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock The following table summarizes restricted stock activity, including activity from restricted stock assumed or issued as a result of acquisitions, during fiscal year 2020:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 26, 2019	7,996	$84.78
Granted	3,205	103.52
Vested	(2,910)	83.30
Forfeited	(666)	89.75
Nonvested at April 24, 2020	7,625	92.52
The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2020, 2019, and 2018:

	Fiscal Year
(in millions, except per share data)	2020	2019	2018
Weighted-average grant-date fair value per restricted stock	$103.52	$88.78	$83.88
Fair value of restricted stock vested	242	174	160
Tax benefit related to restricted stock vested	62	45	63
Unrecognized compensation expense related to restricted stock as of April 24, 2020 was $353 million and is expected to be recognized over a weighted average period of 2.5 years.
14. Income Taxes
The income tax (benefit) provision is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2020	2019	2018
U.S.	$466	$877	$(958)
International	3,589	4,320	6,633
Income before income taxes	$4,055	$5,197	$5,675

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The income tax (benefit) provision consists of the following:

	Fiscal Year
(in millions)	2020	2019	2018
Current tax expense:
U.S.	$151	$579	$2,899
International	375	406	796
Total current tax expense	526	985	3,695
Deferred tax expense (benefit):
U.S.	(138)	(310)	45
International	(1,139)	(128)	(1,160)
Net deferred tax benefit	(1,277)	(438)	(1,115)
Income tax (benefit) provision	$(751)	$547	$2,580

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 24, 2020	April 26, 2019
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$6,432	$6,574
Other accrued liabilities	390	389
Accrued compensation	285	315
Pension and post-retirement benefits	350	300
Stock-based compensation	136	162
Other	338	339
Inventory	191	194
Lease obligations	101	—
Federal and state benefit on uncertain tax positions	96	83
Interest limitation	236	111
Unrealized loss on available-for-sale securities and derivative financial instruments	—	17
Gross deferred tax assets	8,555	8,484
Valuation allowance	(5,482)	(6,300)
Total deferred tax assets	3,073	2,184
Deferred tax liabilities:
Intangible assets	(1,017)	(1,614)
Realized loss on derivative financial instruments	(65)	(70)
Other	(110)	(152)
Right of use leases	(97)	—
Unrealized gain on available-for-sale securities and derivative financial instruments	(12)	—
Accumulated depreciation	(87)	(38)
Outside basis difference of subsidiaries	(77)	(119)
Total deferred tax liabilities	(1,465)	(1,993)
Prepaid income taxes	449	363
Income tax receivables	381	335
Tax assets, net	$2,438	$889
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$780	$648
Tax assets	2,832	1,519
Deferred tax liabilities	(1,174)	(1,278)
Tax assets, net	$2,438	$889

No deferred taxes have been provided on the approximately $69.9 billion and $64.1 billion of undistributed earnings of the Company’s subsidiaries at April 24, 2020 and April 26, 2019, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. During fiscal year 2018, the Company removed its permanently reinvested assertion on the undistributed earnings subject to the transition tax of foreign subsidiaries with a U.S. parent. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.

At April 24, 2020, the Company had approximately $25.1 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $22.1 billion have no expiration, and the remaining $3.0 billion will expire during fiscal years 2021 through 2040. Included in these net operating loss carryforwards are $17.5 billion of net operating losses related to a subsidiary

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

of the Company, substantially all of which were recorded in fiscal year 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses, as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S. net operating loss carryforwards of $7.6 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 24, 2020, the Company had $524 million of U.S. federal net operating loss carryforwards, of which $102 million have no expiration. The remaining loss carryforwards will expire during fiscal years 2021 through 2038. For U.S. state purposes, the Company had $1.4 billion of net operating loss carryforwards at April 24, 2020, which will expire during fiscal years 2021 through 2040.
At April 24, 2020, the Company also had $200 million of tax credits available to reduce future income taxes payable, of which $96 million have no expiration. The remaining credits will expire during fiscal years 2021 through 2040.

The Company has established valuation allowances of $5.5 billion and $6.3 billion at April 24, 2020 and April 26, 2019, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The decrease in the valuation allowance during fiscal year 2020 is primarily related to the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property and the effects of currency fluctuations. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	30.5%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.5	0.9	0.8
Research and development credit	(2.1)	(1.2)	(0.8)
Puerto Rico Excise Tax	(1.5)	(1.6)	(1.1)
International	(10.0)	(10.7)	(18.9)
U.S. Tax Reform	—	0.2	43.0
Stock based compensation	(1.5)	(1.0)	(1.0)
Other, net	0.4	(0.5)	1.6
Interest on uncertain tax positions	1.3	0.9	1.4
Base Erosion Anti-Abuse Tax	2.6	0.1	—
Foreign Derived Intangible Income Benefit	(1.2)	(0.6)	—
Divestiture-related	—	(0.4)	(3.8)
Certain tax adjustments	(30.8)	(0.6)	(8.9)
U.S. tax on foreign earnings	2.8	4.0	2.7
Effective tax rate	(18.5)%	10.5%	45.5%

During fiscal year 2020, certain tax adjustments of $1.2 billion, recognized in income tax (benefit) provision in the consolidated statements of income, included the following:
•A net benefit of $63 million related to the finalization of certain state tax impacts from U.S. Tax Reform, and the issuance of certain final U.S. Treasury Regulations associated with U.S. Tax Reform. The primary impact of these regulations resulted in the Company re-establishing its permanently reinvested assertion on certain foreign earnings and reversing the previously accrued tax liability. This benefit was partially offset by additional tax associated with a previously executed internal reorganization of certain foreign subsidiaries.

•A benefit of $252 million related to tax legislative changes in Switzerland which abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

legislation provided for higher effective tax rates but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes which will be amortized and deducted over a 10-year period.
•A benefit of $658 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the year which required the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.

•A benefit of $269 million associated with the intercompany sale of intellectual property and the establishment of a deferred tax asset.
During fiscal year 2019, certain tax adjustments of $40 million, recognized in income tax (benefit) provision in the consolidated statements of income, included the following:
•A net benefit of $30 million associated with the finalization of the transition tax liability and the Tax Act impact to deferred tax assets, liabilities, and valuation allowances.

•A charge of $42 million related to the recognition of a prepaid tax expense resulting from the reduction in the U.S. statutory tax rate under the Tax Act and the current year sale of U.S. manufactured inventory held as of April 27, 2018.

•A benefit of $32 million related to intercompany legal entity restructuring.

•A net benefit of $20 million with the finalization of certain income tax aspects of the divestiture of the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses.
During fiscal year 2018, certain tax adjustments of $1.9 billion, recognized in income tax (benefit) provision in the consolidated statements of income, included the following:
•A net charge of $2.4 billion associated with U.S. tax reform, inclusive of the transition tax, remeasurement of U.S. Federal deferred tax assets and liabilities, and the decrease in the U.S. statutory tax rate.
•A charge of $73 million associated with an internal reorganization of certain foreign subsidiaries.
•A net benefit of $579 million associated with the intercompany sale of intellectual property.
Currently, the Company’s operations in Puerto Rico, Singapore, Dominican Republic, Costa Rica, China, and Israel have various tax holidays and tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings by $231 million, $437 million, and $446 million in fiscal years 2020, 2019, and 2018, respectively, and diluted earnings per share by $0.17, $0.32, and $0.33 in fiscal years 2020, 2019, and 2018, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2021 and 2030. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. The tax incentive grants which expired during fiscal year 2020 did not have a material impact on the Company's consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $1.9 billion, $1.8 billion, and $1.7 billion of gross unrecognized tax benefits at April 24, 2020, April 26, 2019, and April 27, 2018, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2020, 2019, and 2018 is as follows:

	Fiscal Year
(in millions)	2020	2019	2018
Gross unrecognized tax benefits at beginning of fiscal year	$1,836	$1,727	$1,896
Gross increases:
Prior year tax positions	12	34	13
Current year tax positions	55	109	63
Gross decreases:
Prior year tax positions	(9)	(14)	(120)
Settlements	(5)	—	(80)
Statute of limitation lapses	(27)	(20)	(45)
Gross unrecognized tax benefits at end of fiscal year	1,862	1,836	1,727
Cash advance paid to taxing authorities	(859)	(859)	(859)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$1,003	$977	$868

If all of the Company’s unrecognized tax benefits at April 24, 2020, April 26, 2019, and April 27, 2018 were recognized, $1.8 billion, $1.8 billion, and $1.7 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $911 million as a noncurrent liability. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions excluding interest, could decrease by as much as $115 million, net as a result of the resolution of tax matters with the IRS and other taxing authorities as well as statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in income tax (benefit) provision in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $225 million, $172 million, and $128 million of accrued gross interest and penalties at April 24, 2020, April 26, 2019, and April 27, 2018, respectively. During fiscal years 2020, 2019, and 2018, the Company recognized gross interest expense of approximately $53 million, $48 million, and $84 million, respectively, in income tax (benefit) provision in the consolidated statements of income.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	2005
Australia	2016
Brazil	2015
Canada	2012
China	2009
Costa Rica	2016
Dominican Republic	2017
Germany	2014
India	2002
Ireland	2012
Israel	2010
Italy	2005
Japan	2017
Korea	2017
Luxembourg	2014
Mexico	2007
Puerto Rico	2011
Singapore	2013
Switzerland	2012
United Kingdom	2016
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2020	2019	2018
Numerator:
Net income attributable to ordinary shareholders	$4,789	$4,631	$3,104
Denominator:
Basic – weighted average shares outstanding	1,340.7	1,346.4	1,356.7
Effect of dilutive securities:
Employee stock options	7.2	7.6	7.9
Employee restricted stock units	2.8	3.2	3.3
Other	0.4	0.3	0.3
Diluted – weighted average shares outstanding	1,351.1	1,357.5	1,368.2

Basic earnings per share	$3.57	$3.44	$2.29
Diluted earnings per share	$3.54	$3.41	$2.27
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 4 million, 7 million, and 10 million ordinary shares in fiscal years 2020, 2019, and 2018, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
16. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The expense related to these plans was $467 million, $539 million, and $552 million in fiscal years 2020, 2019, and 2018, respectively.
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
At April 24, 2020 and April 26, 2019, the net underfunded status of the Company’s benefit plans was $1.4 billion and $1.1 billion, respectively.
As of April 24, 2020, the Company announced the freezing of U.S. pension benefits beginning in 2027. Employees will continue to earn benefits as required by the plan until April 30, 2027, after which date benefits will no longer be earned and employees will earn benefits under a new defined contribution structure. The Company recognized curtailment benefits of $94 million in fiscal year 2020 as a result of this change.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2020	2019	2020	2019
Accumulated benefit obligation at end of year:	$3,440	$3,121	$1,785	$1,621
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,404	$3,202	$1,832	$1,791
Service cost	106	109	59	59
Interest cost	126	129	28	30
Employee contributions	—	—	11	12
Plan curtailments and settlements	(94)	—	(2)	(5)
Actuarial loss	300	54	180	119
Benefits paid	(111)	(100)	(55)	(49)
Currency exchange rate changes and other	(8)	10	(29)	(125)
Projected benefit obligation at end of year	$3,723	$3,404	$2,024	$1,832
Change in plan assets:
Fair value of plan assets at beginning of year	$2,728	$2,661	$1,409	$1,404
Actual return on plan assets	(72)	64	2	62
Employer contributions	444	93	54	78
Employee contributions	—	—	11	12
Plan settlements	—	—	(2)	(3)
Benefits paid	(111)	(100)	(55)	(49)
Currency exchange rate changes and other	(7)	10	(15)	(95)
Fair value of plan assets at end of year	$2,982	$2,728	$1,404	$1,409
Funded status at end of year:
Fair value of plan assets	$2,982	$2,728	$1,404	$1,409
Benefit obligations	3,723	3,404	2,024	1,832
Underfunded status of the plans	(741)	(676)	(620)	(423)
Recognized liability	$(741)	$(676)	$(620)	$(423)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$—	$—	$7	$31
Current liabilities	(17)	(18)	(6)	(8)
Non-current liabilities	(724)	(658)	(621)	(446)
Recognized liability	$(741)	$(676)	$(620)	$(423)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost (benefit)	$1	$2	$7	$(7)
Net actuarial loss	1,662	1,216	663	452
Ending balance	$1,663	$1,218	$670	$445

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 24, 2020 and April 26, 2019. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2020	2019
Accumulated benefit obligation	$5,105	$4,683
Projected benefit obligation	5,252	4,822
Plan assets at fair value	4,074	3,829
Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2020	2019
Projected benefit obligation	$5,700	$4,963
Plan assets at fair value	4,331	3,833
The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$106	$109	$116	$59	$59	$67
Interest cost	126	129	117	28	30	28
Expected return on plan assets	(225)	(215)	(205)	(58)	(57)	(53)
Amortization of prior service cost	1	1	1	(1)	(1)	—
Amortization of net actuarial loss	56	76	82	14	12	18
Settlement loss (gain)	—	—	16	—	(2)	—
Net periodic benefit cost	$64	$100	$127	$42	$41	$60

The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive loss for fiscal year 2020 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial gain	$596	$236
Prior service credit	(94)	—
Amortization of prior service cost	(1)	1
Amortization of net actuarial loss	(56)	(14)
Effect of exchange rates	—	(11)
Total recognized in accumulated other comprehensive loss	$445	$212
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$509	$254

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, before tax, in fiscal year 2021 for U.S. and non-U.S. pension benefits is expected to be $70 million and $23 million, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2020	2019	2018	2020	2019	2018
Critical assumptions – projected benefit obligation:
Discount rate	3.10% - 3.70%	3.90% - 4.20%	4.20% - 4.35%	0.30% - 13.30%	0.40% - 13.90%	0.70% - 11.00%
Rate of compensation increase	3.90%	3.90%	3.90%	2.91%	2.87%	2.88%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	3.90% - 4.30%	4.20% - 4.30%	4.00% - 4.30%	0.40% - 13.90%	0.50% - 11.00%	0.45% - 11.40%
Discount rate – service cost	3.70% - 4.00%	4.10% - 4.40%	3.70% - 4.45%	0.40% - 13.90%	0.50% - 11.00%	0.20% - 11.40%
Discount rate – interest cost	3.50% - 4.30%	4.00% - 4.10%	3.45% - 3.80%	0.40% - 13.90%	0.50% - 11.00%	0.45% - 11.40%
Expected return on plan assets	7.90%	7.90%	7.90%	4.19%	4.23%	4.20%
Rate of compensation increase	3.90%	3.90%	3.90%	2.87%	2.88%	2.89%
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
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 24, 2020 for the plans are 37% equity securities, 30% debt securities, and 33% other.
The plans did not hold any investments in the Company’s ordinary shares at April 24, 2020 or April 26, 2019.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 24, 2020, compared to the U.S. plans actual asset allocations at April 24, 2020 and April 26, 2019 by asset category, are as follows:

U.S. Plans
	Target Allocation	Actual Allocation
	April 24, 2020	April 24, 2020	April 26, 2019
Asset Category:
Equity securities	49%	39%	50%
Debt securities	32	27	34
Other	19	34	16
Total	100%	100%	100%

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
Equity commingled trusts: Comprised of investments in equity securities held in pooled investment vehicles. The valuations of equity commingled trusts are based on the respective net asset values which are determined by the fund daily at market close. The net asset values are calculated based on the valuation of the underlying assets which are determined using observable inputs. The net asset values are not publicly reported, and funds are valued at the net asset value practical expedient.
Fixed income commingled trusts: Comprised of investments in fixed income securities held in pooled investment vehicles. The valuations of fixed income commingled trusts are based on the respective net asset values which are determined by the fund daily at market close. The net asset values are calculated based on the valuation of the underlying assets which are determined using observable inputs. The net asset values are not publicly reported, and funds are valued at the net asset value practical expedient.
Partnership units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments may be redeemed monthly with notice periods ranging from 45 to 95 days. At April 24, 2020, there are no funds in the process of liquidation. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments at April 24, 2020 is $194 million, and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. At April 24, 2020, there are no real estate investments in the process of liquidation. Valuation procedures are utilized to arrive at fair value if a quoted market price is not available for a partnership investment.
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
There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2020 or 2019.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. In accordance with authoritative guidance adopted in fiscal year 2017, certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 24, 2020 and April 26, 2019.
U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 24, 2020	Level 1	Level 2	Level 3
Short-term investments	$548	$548	$—	$—	$—
Equity commingled trusts	1,204	—	—	—	1,204
Fixed income commingled trusts	605	—	—	—	605
Partnership units	625	—	—	625	—
	$2,982	$548	$—	$625	$1,809

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2019	Level 1	Level 2	Level 3
Short-term investments	$61	$61	$—	$—	$—
U.S. government securities	228	228	—	—	—
Corporate debt securities	144	—	144	—	—
Equity commingled trusts	1,365	—	—	—	1,365
Fixed income commingled trusts	301	—	—	—	301
Partnership units	629	—	—	629	—
	$2,728	$289	$144	$629	$1,666

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Partnership Units
April 26, 2019	$629
Total unrealized gains	(45)
Purchases and sales, net	41
April 24, 2020	$625

(in millions)	Partnership Units
April 27, 2018	$537
Total realized losses	(1)
Total unrealized gains	52
Purchases and sales, net	41
April 26, 2019	$629

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 24, 2020	Level 1	Level 2	Level 3
Registered investment companies	$1,361	$—	$—	$—	$1,361
Insurance contracts	43	—	—	43	—
	$1,404	$—	$—	$43	$1,361

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2019	Level 1	Level 2	Level 3
Registered investment companies	$1,368	$—	$—	$—	$1,368
Insurance contracts	41	—	—	41	—
	$1,409	$—	$—	$41	$1,368

The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts
April 26, 2019	$41
Total unrealized gains	2
Purchases and sales, net	1
Currency exchange rate changes	(1)
April 24, 2020	$43

(in millions)	Insurance Contracts
April 27, 2018	$42
Total unrealized gains	1
Purchases and sales, net	1
Currency exchange rate changes	(3)
April 26, 2019	$41

Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2020, the Company made discretionary contributions of approximately $444 million to the U.S. pension plan. Internationally, the Company contributed approximately $54 million for pension benefits during fiscal year 2020. The Company anticipates that it will make contributions of $17 million and $63 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2021. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2021 contributions will be discretionary. The Company believes that pension assets, returns on invested pension assets, and Company contributions will be able to meet its pension and other post-retirement obligations in the future.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2021	$122	$51
2022	132	50
2023	143	56
2024	153	56
2025	165	60
2026 – 2030	999	340
Total	$1,714	$613
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $15 million, $17 million, and $9 million in fiscal years 2020, 2019, and 2018, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $339 million and $323 million at April 24, 2020 and April 26, 2019, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $296 million and $297 million at April 24, 2020 and April 26, 2019, respectively. The post-retirement benefit plan assets at both April 24, 2020 and April 26, 2019 primarily comprised of equity commingled trusts, consistent with the U.S. retirement benefit plan assets outlined in the fair value leveling tables above.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance. Expense recognized under these plans was $376 million, $415 million, and $374 million in fiscal years 2020, 2019, and 2018, respectively.
Effective May 1, 2005, the Company froze participation in the original defined benefit pension plan in the U.S. and implemented two new plans: an additional defined benefit pension plan, the Personal Pension Account (PPA), and a new defined contribution plan, the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 but before January 1, 2016 had the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return, which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $52 million, $54 million, and $56 million in fiscal years 2020, 2019, and 2018, respectively.
Effective January 1, 2016, the Company froze participation in the existing defined benefit (PPA) and contribution (PIA) pension plans in the U.S. and implemented a new form of benefit under the existing defined contribution plan for legacy Covidien employees and employees in the U.S. hired on or after January 1, 2016. Participants in the Medtronic Core Contribution (MCC) also receive an annual allocation of their salary and bonus and are allowed to determine how to invest their funds among identified fund alternatives. The defined contribution cost associated with the MCC was approximately $66 million, $58 million, and $49 million and in fiscal years 2020, 2019, and 2018, respectively.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for fiscal year 2020 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases were not material to the consolidated financial statements at April 24, 2020 or for fiscal year 2020. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at April 24, 2020:

(in millions)	Balance Sheet Classification	April 24, 2020
Right-of-use assets	Other assets	$927
Current liability	Other accrued expenses	171
Non-current liability	Other liabilities	774
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 24, 2020:

April 24, 2020
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	3.0%
The following table summarizes the components of total operating lease cost for fiscal year 2020:

Fiscal Year
(in millions)	2020
Operating lease cost	$223
Short-term lease cost	46
Total operating lease cost	$269
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal year 2020:

Fiscal Year
(in millions)	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$221
Right-of-use assets obtained in exchange for operating lease liabilities	174

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the maturities of the Company's operating leases at April 24, 2020:

(in millions) Fiscal Year	Operating Leases
2021	$218
2022	175
2023	144
2024	118
2025	102
Thereafter	277
Total expected lease payments	1,034
Less: Imputed interest	(89)
Total lease liability	$945
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income and the related assets and lease maturities were not material to the consolidated financial statements at April 24, 2020 or for fiscal year 2020.
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2019, minimum payments under non-cancelable operating leases at April 26, 2019 were:

(in millions) Fiscal Year	Operating Leases
2020	$216
2021	157
2022	103
2023	61
2024	34
Thereafter	81
Total minimum lease payments	$652
Rent expense for all operating leases was $305 million, and $319 million in fiscal years 2019, and 2018, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

18. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2017	$(69)	$(1,195)	$(257)	$(1,129)	$37	$(2,613)
Other comprehensive (loss) income before reclassifications	(95)	1,218	—	100	(272)	951
Reclassifications	(8)	(34)	—	67	54	79
Other comprehensive (loss) income	(103)	1,184	—	167	(218)	1,030
Cumulative effect of change in accounting principle(1)	(22)	—	—	(155)	(26)	(203)
April 27, 2018	(194)	(11)	(257)	(1,117)	(207)	(1,786)
Other comprehensive income (loss) before reclassifications	67	(1,372)	88	(266)	457	(1,026)
Reclassifications	35	—	—	75	(56)	54
Other comprehensive income (loss)	102	(1,372)	88	(191)	401	(972)
Cumulative effect of change in accounting principle(2)	47	—	—	—	—	47
April 26, 2019	(45)	(1,383)	(169)	(1,308)	194	(2,711)
Other comprehensive income (loss) before reclassifications	43	(827)	405	(596)	309	(666)
Reclassifications	2	—	—	52	(237)	(183)
Other comprehensive income (loss)	45	(827)	405	(544)	72	(849)
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
(1) The cumulative effect of change in accounting principle in fiscal year 2018 related to the Company's adoption of accounting guidance which permitted reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act.
(2) The cumulative effect of change in accounting principle in fiscal year 2019 resulted from the adoption of accounting guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2020, 2019, and 2018 was a benefit of $13 million, a benefit of $5 million, and an expense of $26 million, respectively. During fiscal years 2020, 2019, and 2018, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $3 million, $3 million, and $4 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 for additional information.
During fiscal years 2020 and 2019, there was a $9 million and $7 million income tax benefit on cumulative translation adjustments. During 2018, taxes were not provided on cumulative translation adjustments as substantially all translation adjustments related to earnings that were intended to be indefinitely reinvested outside of the U.S.
During fiscal years 2020, 2019, and 2018, there were no tax impacts on net investment hedges. Refer to Note 8 for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2020, 2019, and 2018 was a benefit of $159 million, a benefit of $63 million, and an expense of $14 million, respectively. During fiscal years 2020, 2019, and 2018, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $12 million, $19 million, and $27 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 16 for additional information.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2020, 2019, and 2018 was an expense of $88 million, an expense of $158 million, and a benefit of $132 million, respectively. During fiscal years 2020, 2019, and 2018, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $80 million, $24 million, and $22 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net  and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During fiscal years 2020, 2019, and 2018, the Company recognized $313 million, $166 million, and $61 million, respectively, of certain litigation charges. At both April 24, 2020 and April 26, 2019, accrued litigation was approximately $0.5 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of June 3, 2020, the Company had reached agreements to settle

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
During fiscal year 2020, plaintiffs filed lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, and a motion for consolidation of those cases was filed during the fourth quarter of fiscal year 2020. Certain plaintiffs law firms have advised the Company that they may file additional cases in the future. The pending lawsuits relate to hernia mesh products that have not been subject to recalls, withdrawals or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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

Shareholder Related Matters
Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On March 20, 2015, the District Court issued an order and opinion granting Medtronic’s motion to dismiss the case. In May of 2015, the plaintiffs filed an appeal, and, in January of 2016, the Minnesota State Court of Appeals affirmed in part, and reversed in part. On April 19, 2016, the Minnesota Supreme Court granted the Company’s petition to review the issue of whether most of the original claims are properly characterized as direct or derivative under Minnesota law. In August of 2017, the Minnesota Supreme Court affirmed the decision of the Minnesota State Court of Appeals, sending the matter back to the trial court for further proceedings, which are ongoing. In April of 2020, the District Court issued an order and opinion denying the plaintiffs' motion for class certification. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and on June 9, 2016, issued its opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal occurred on March 14, 2018. The 8th Circuit Court of Appeals issued their opinion on August 16, 2018, and remanded the case back to the U.S. Tax Court for additional factual findings. The U.S. Tax Court scheduled for April of 2020 was postponed due to the challenges of COVID-19. The new trial date has not been re-scheduled.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Guarantees
As a result of the acquisition of Covidien, the Company had a guarantee commitment related to certain contingent tax liabilities as a party to the Tax Sharing Agreement that was entered into on June 29, 2007, between Covidien, Tyco International (now Johnson Controls), and Tyco Electronics (now TE Connectivity), associated with the spin-off from Tyco. The Tax Sharing Agreement covered certain income tax liabilities for periods prior to and including the spin-off. Medtronic’s share of the income tax liabilities for these periods was 42 percent, with Johnson Controls and TE Connectivity share being 27 percent, and 31 percent, respectively. If Johnson Controls and TE Connectivity default on their obligations to the Company under the Tax Sharing Agreement, the Company would be liable for the entire amount of these liabilities. All costs and expenses associated with the management of these tax liabilities were being shared equally among the parties. The most significant amounts at risk under this Tax Sharing Agreement were resolved with the U.S. Tax Court and IRS Appeals resolutions reached in May 2016. The parties terminated the Tax Sharing Agreement during the fourth quarter of fiscal year 2020.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Data (unaudited)
The table below summarizes select unaudited quarterly financial data for fiscal years 2020 and 2019:

	Fiscal Year 2020				Fiscal Year 2019
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$7,493	$7,706	$7,717	$5,998	$7,384	$7,481	$7,546	$8,146
Gross profit	5,127	5,312	5,317	3,734	5,180	5,278	5,281	5,663
Net income	877	1,371	1,919	640	1,077	1,120	1,271	1,182
Net income attributable to Medtronic	864	1,364	1,915	646	1,075	1,115	1,269	1,172
Basic earnings per share	0.64	1.02	1.43	0.48	0.79	0.83	0.95	0.87
Diluted earnings per share	0.64	1.01	1.42	0.48	0.79	0.82	0.94	0.87
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
The primary products from which the Diabetes Group segment derives its revenues include those focused on diabetes management, including insulin pumps, continuous glucose monitoring systems, and insulin pump consumables.
Segment disclosures are on a performance basis, consistent with internal management reporting. Net sales of the Company's segments include end-customer revenues from the sale of products the segment develops, manufactures, and distributes. There are certain corporate and centralized expenses that are not allocated to the segments. The Company's management evaluates the performance of the segments and allocates resources based on net sales and segment operating profit. Segment operating profit represents income before income taxes, excluding interest expense, amortization of intangible assets, centralized distribution costs, non-operating income or expense items, certain corporate charges, and other items not allocated to the segments. The financial information that is regularly reviewed by the Company's chief operating decision maker to assess performance and allocate resources changed during the first quarter of fiscal year 2020 to remove the impact of non-service pension and post-retirement benefit costs from segment results. This change did not have a material impact on the segment results reviewed. As a result of the change, the Company has revised the disclosures for the prior periods to align with the current presentation.
The accounting policies of the segments are the same as those described in Note 1. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Segment Operating Profit

	Fiscal Year
(in millions)	2020	2019	2018
Cardiac and Vascular Group	$3,719	$4,532	$4,461
Minimally Invasive Therapies Group	3,044	3,262	3,346
Restorative Therapies Group	2,915	3,319	3,058
Diabetes Group	546	739	634
Segment operating profit	10,224	11,852	11,499
Interest expense	(1,092)	(1,444)	(1,146)
Other non-operating income, net	356	373	170
Amortization of intangible assets	(1,756)	(1,764)	(1,823)
Corporate	(1,239)	(1,291)	(1,211)
Centralized distribution costs	(1,420)	(1,689)	(1,936)
Restructuring and associated costs	(441)	(407)	(107)
Acquisition-related items	(66)	(88)	(132)
Certain litigation charges	(313)	(166)	(61)
IPR&D charges	(25)	(58)	(46)
Exit of businesses	(52)	(149)	—
Debt tender premium and other charges	7	28	—
Divestiture-related items	—	—	(115)
Medical device regulations	(48)	—	—
Contribution to Medtronic Foundation	(80)	—	(80)
Gain on sale of businesses	—	—	697
Hurricane Maria	—	—	(34)
Income before income taxes	$4,055	$5,197	$5,675

Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 24, 2020	April 26, 2019	2020	2019	2018
Cardiac and Vascular Group	$14,844	$15,453	$210	$194	$183
Minimally Invasive Therapies Group	39,666	41,186	194	206	217
Restorative Therapies Group	16,850	16,825	233	217	146
Diabetes Group	3,165	3,095	38	34	29
Segments	74,525	76,559	675	651	575
Corporate	16,164	13,135	232	244	246
Total	$90,689	$89,694	$907	$895	$821
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents net sales for fiscal years 2020, 2019, and 2018, and property, plant, and equipment, net at April 24, 2020 and April 26, 2019 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2020	2019	2018	April 24, 2020	April 26, 2019
Ireland	$85	$91	$85	$164	$156

United States	14,919	16,194	15,875	3,459	3,122
Rest of world	13,909	14,272	13,993	1,205	1,397
Total other countries, excluding Ireland	28,828	30,466	29,868	4,664	4,519
Total	$28,913	$30,557	$29,953	$4,828	$4,675
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2020, 2019, or 2018.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at April 24, 2020. The effectiveness of the Company's internal control over financial reporting as of April 24, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2020 definitive proxy statement, which will be filed no later than 120 days after April 24, 2020.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Corporate Governance — Committees of the Board and Meetings,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for our 2020 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 24, 2020, are incorporated herein by reference.
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
The following table shows the name, age, and position as of April 24, 2020 of each of our executive officers:

Name	Age	Position with the Company
Omar Ishrak	64	Executive Chairman and Chairman of the Board, Medtronic
Geoffrey S. Martha	50	Chief Executive Officer
Michael J. Coyle	58	Executive Vice President and Group President, Cardiac and Vascular Group
Richard Kuntz, M.D.	63	Senior Vice President and Chief Scientific and Clinical Officer
Bradley E. Lerman	63	Senior Vice President, General Counsel and Corporate Secretary of the Company
Karen L. Parkhill	54	Executive Vice President and Chief Financial Officer
Carol A. Surface	54	Senior Vice President and Chief Human Resources Officer
Robert ten Hoedt	59	Executive Vice President and President, EMEA Region
Robert J. White	57	Executive Vice President and President, Minimally Invasive Therapies Group
John Liddicoat, M.D.	56	Executive Vice President and President, Americas Region
Sean Salmon	55	Executive Vice President and Group President, Diabetes Group
Brett Wall	55	Executive Vice President and President, Restorative Therapies Group

Omar Ishrak, age 64, is Chairman of the Board of Directors and, effective April 27, 2020, Executive Chairman of Medtronic. Prior to that, Mr. Ishrak served as Chief Executive Officer of the Company beginning in January 2015 and of Medtronic, Inc., since June 2011. Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE, from 2009 to 2011. Prior to that, Mr. Ishrak was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008 and President and Chief Executive Officer of GE Healthcare Ultrasound and BMD from 1995 to 2004. Mr. Ishrak is also the independent Chairman of the Board of Directors of Intel Corporation.

Geoffrey S. Martha, age 50, is the Chief Executive Officer of Medtronic, a role he assumed on April 27, 2020. He served as President of Medtronic from November 2019 through April 2020 and joined the Board of Directors in November 2019. Prior to that, Mr. Martha served as Executive Vice President and President, Restorative Therapies Group, a role he held since August 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.

Michael J. Coyle, age 58, has been Executive Vice President and Group President, Cardiac and Vascular Group of the Company since January 2015 and of Medtronic, Inc. since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company. Mr. Coyle is also a current member of the Board of Directors of Haemonetics Corporation.

Richard Kuntz, M.D., age 63, has been Senior Vice President and Chief Scientific and Clinical Officer of the Company since January 2015 and of Medtronic, Inc. since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009; and prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute.

Bradley E. Lerman, age 63, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Executive Vice President, General Counsel and Corporate Secretary at Federal National Mortgage Association (Fannie Mae) from October 2012 to May 2014; Senior Vice President and Chief Litigation Counsel at Pfizer, Inc. from January 2009 to September 2012; Partner at Winston & Strawn from August 1998 to January 2009; partner at Kirkland & Ellis from March 1996 to July 1998; Associate Independent Counsel from October 1994 to March 1996; and Assistant U.S. Attorney in the Northern District of Illinois from February 1986 to September 1994. Mr. Lerman is also a current member of the Board of Directors of McKesson Corporation.

Karen L. Parkhill, age 54, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011. Ms. Parkhill is also a current member of the Board of Directors for American Express.

Carol A. Surface, age 54, has been Senior Vice President and Chief Human Resources Officer of the Company since January 2015 and of Medtronic, Inc. since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.

Robert ten Hoedt, age 59, has been Executive Vice President and President, EMEA of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.

Robert J. White, age 57, has been Executive Vice President and President, Minimally Invasive Therapies Group of the Company since December 2017. Prior to that, he was Senior Vice President and President, Asia Pacific from January 2015 to December 2017. He had served as President, Emerging Markets, President, Respiratory and Monitoring Solutions and Vice President and General Manager of Patient Monitoring at Covidien. He also held various leadership positions at GE Healthcare and IBM. Mr. White is also a current member of the Board of Directors of Smith & Nephew plc.

John Liddicoat, M.D., age 56, was named Executive Vice President and President, Americas Region in September 2018. Dr. Liddicoat joined Medtronic in 2006 as Vice President of Atrial Fibrillation Technologies. In December of 2006, Dr. Liddicoat was named Vice President and General Manager of the Structural Heart Disease Business. Beginning in August 2014, Dr. Liddicoat served as Senior Vice President and President, Cardiac Rhythm and Heart Failure (CRHF) Division.

Sean Salmon, age 55, has been Executive Vice President and Group President, Diabetes Group of the company since October 2019. Mr. Salmon previously served as Senior Vice President and President of Coronary and Structural Heart Business within the Cardiac and Vascular Group of the Company beginning in July 2014. Mr. Salmon is a seasoned leader who has been with Medtronic since 2004 and spent the past 16 years in increasingly senior levels of management. Prior to joining Medtronic, Mr. Salmon worked at CR Bard and Johnson & Johnson.

Brett Wall, age 55, has been Executive Vice President and President of Medtronic’s Restorative Therapies Group since November 2019. Mr. Wall previously served as Senior Vice President and President of the Brain Therapies division of Medtronic, which is part of the Company’s Restorative Therapies Group beginning in March 2016. Prior to that, Mr. Wall served as SVP and President of Medtronic’s Neurovascular business. Prior to joining Medtronic, he served as Covidien’s SVP and President of Neurovascular as well as Senior Vice President and President of the International Vascular Therapies business for Covidien. Mr. Wall also served as Senior Vice President and President, International at ev3, Inc. From 2000 to 2008, Brett held various marketing and sales positions with ev3, Inc. and Micro Therapeutics, Inc. Mr. Wall has also worked at Boston Scientific as Director of Marketing, Cardiovascular, Asia Pacifica and Marketing Manager, Japan, from September 1995 to September 2000.

Item 11. Executive Compensation
The sections entitled “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” and “Executive Compensation” in Medtronic's Proxy Statement for the Company's 2020 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 24, 2020, are incorporated herein by reference. The section entitled “Compensation Committee Report” in Medtronic's Proxy Statement for the Company's 2020 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 24, 2020, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in Medtronic's Proxy Statement for the Company's 2020 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 24, 2020, are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters” in Medtronic's Proxy Statement for the Company's 2020 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 24, 2020, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees” in Medtronic's Proxy Statement for the Company's 2020 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 24, 2020, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 24, 2020, April 26, 2019, and April 27, 2018.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal year ended April 24, 2020	$190	$99	$—		$(81)	(a)	$208
Fiscal year ended April 26, 2019	193	78	—		(81)	(a)	190
Fiscal year ended April 27, 2018	155	52	—		(14)	(a)	193

Inventory reserve:
Fiscal year ended April 24, 2020	$521	$282	$—		$(259)	(b)	$544
Fiscal year ended April 26, 2019	452	224	—		(155)	(b)	521
Fiscal year ended April 27, 2018	443	170	—		(161)	(b)	452

Deferred tax valuation allowance:
Fiscal year ended April 24, 2020	$6,300	$119	$(6)	(c)	$(744)	(d)	$5,482
					(187)	(e)
Fiscal year ended April 26, 2019	7,166	378	(11)	(c)	(770)	(d)	6,300
					(463)	(e)
Fiscal year ended April 27, 2018	6,311	434	21	(c)	(171)	(d)	7,166
					571	(e)

(a) Primarily consists of uncollectible accounts written off, less recoveries.
(b) Primarily reflects utilization of the inventory reserve.
(c) Reflects the impact from acquisitions and amounts recognized in accumulated other comprehensive income/loss.
(d) Primarily reflects carryover attribute utilization and expiration.
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

4.16
Sixth Supplemental Indenture, dated as of June 28, 2010, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on June 28, 2010, File No. 001-33259).

4.17
Seventh Supplemental Indenture, dated as of May 30, 2012, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on May 30, 2012, File No. 001-33259).

4.18
Eighth Supplemental Indenture, dated as of May 16, 2013, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on May 16, 2013, File No. 001-33259).

4.19
Ninth Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Covidien public limited company, Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.5 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.20
Senior Indenture, dated as of March 28, 2017, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K, filed on March 28, 2017, File No. 001-36820).

4.21
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

4.23
Third Supplemental Indenture, dated as of July 2, 2019, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, Wells Fargo Bank, N.A., as trustee, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.1 to Medtronic plc' Current Report on Form 8-K, filed July 2, 2019, File No. 001-36820)

#4.24	Description of Registrant's Securities

10.1
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

10.2
Amendment No. 1 and Extension Agreement to the Amended and Restated Credit Agreement, dated as of December 12, 2019, among Medtronic Global Holdings S.C.A., Medtronic, Inc., Medtronic PLC, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 10-Q, filed on February 28, 2020, File No. 001-36820).

10.3
Term Loan Agreement, dated as of May 12, 2020, among Medtronic Global Holdings S.C.A., Medtronic, Inc., Medtronic PLC, the Lenders party thereto and Mizuho Bank, LTD., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on May 12, 2020, File No. 001-36820).

10.4
Tax Sharing Agreement, dated as of June 29, 2007, by and among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd. (incorporated by reference to Exhibit 10.1 to Covidien plc’s Current Report on Form 8-K, filed on July 5, 2007, File No. 001-33259).

10.5	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

*10.7
Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on May 11, 2011, File No. 001-07707).

*10.8
Change of Control Severance Plan - Section 16B Officers (as amended and restated as of January 26, 2015) (incorporated by reference to Exhibit 10.14 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.9
Amendment to Letter Agreement dated May 11, 2011 by and between Medtronic, Inc. and Omar Ishrak (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011, filed September 7, 2011, File No. 001-07707).

*10.10
Amendment dated February 12, 2015 to the Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (incorporated by reference to Exhibit 10.24 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.11
Letter Agreement by and between Medtronic, Inc. and Michael J. Coyle dated November 19, 2009 (incorporated by reference to Exhibit 10.55 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2012, filed on June 26, 2012, File No. 001-07707).

*10.12
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

*10.15
Office of Chairman and Chief Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on December 3, 2019, File No. 001-36820).

*10.16	Executive Chairman Offer Letter Agreement (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on December 3, 2019, File No. 001-36820).

*10.17
Form of Offer Letter Amendment (incorporated by reference to Exhibit 10.25 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.18
1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on, filed on March 4, 2008, File No. 001-07707).

*10.19	Amendment to the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.20
2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.21	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.22
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

*10.24
Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (immediate vesting) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.25
Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed on June 29, 2005, File No. 001-07707).

*10.26
Form of Performance Share Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed on June 29, 2005, File No. 001-07707).

*10.27
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

*10.30
Form of Performance Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.26 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.31
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

*10.33
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

*10.35
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2008, filed on June 24, 2008, File No. 001-07707).

*10.36
Israeli Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on March 4, 2008, File No. 001-07707).

*10.37
2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed on December 9, 2009, File No. 001-07707).

*10.38	Amendment to the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.39
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

*10.43
Form of Non-Qualified Stock Option Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.6 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.44
Terms of Non-Employee Director Compensation under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.42 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2012, filed on June 26, 2012, File No. 001-07707).

*10.45
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

*10.47
Form of Non-Employee Director Deferred Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.48
Form of Non-Employee Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.65 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2015, filed on June 23, 2015, File No. 001-36820).

*10.49
Israeli Amendment to the Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.10 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.50
Form of Restricted Stock Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc's Quarterly Report on Form 10-K for the quarter ended July 28, 2017, filed on September 1, 2017, File No. 001-36820).

*10.51
Medtronic plc Amended and Restated 2013 Stock Award and Incentive Plan (as amended and restated generally effective December 8, 2017) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on December 12, 2017, File No. 001-36820).

*10.52
Form of Non-qualified Stock Option Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.53
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

*10.55
Form of Long Term Performance Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.56
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.31 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.57
Form of Non-Employee Director Deferred Unit Award Agreement under the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.58
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

*10.62
Form of Restricted Stock Unit Award Agreement (Israeli-Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.8 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.63
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

*10.68
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.54 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

#*10.69	Form of Restricted Stock Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan

#*10.70	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan

*10.71
Medtronic plc 2014 Amended and Restated Employees Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.72
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

*10.74
Medtronic plc Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.22 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.75
Medtronic plc Puerto Rico Employees’ Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.23 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.76
Medtronic plc Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 10.13 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.77
Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 1, 2017) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2016, filed on December 5, 2016, File No. 001-36820).

#21	List of Subsidiaries of Medtronic plc.

#22	List of Senior Notes, Issuers and Guarantors.

#23	Consent of Independent Registered Public Accounting Firm.

#24	Power of Attorney.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Exhibits that are management contracts or compensatory plans or arrangements.
#Filed herewith

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

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 19, 2020	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC PUBLIC LIMITED COMPANY

Dated: June 19, 2020	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chief Executive Officer
(Principal Executive Officer)

Dated: June 19, 2020	By:	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

Richard H. Anderson*
Craig Arnold*
Scott C. Donnelly*
Andrea J. Goldsmith, PH.D.*
Randall J. Hogan,*
Omar Ishrak*
Michael O. Leavitt*
James T. Lenehan*
Geoffrey S. Martha
Elizabeth G. Nabel, M.D.*
Denise M. O’Leary*
Kendall J. Powell*
*Bradley E. Lerman, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 19, 2020	By:	/s/ Bradley E. Lerman
Bradley E. Lerman