Form 10-Q
period 2020-07-31
Medtronic plc
filed 2020-09-03
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of September 2, 2020, 1,344,215,261 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 31, 2020	July 26, 2019
Net sales	$6,507	$7,493
Costs and expenses:
Cost of products sold	2,505	2,366
Research and development expense	621	587
Selling, general, and administrative expense	2,417	2,543
Amortization of intangible assets	440	440
Restructuring charges, net	53	47
Certain litigation charges, net	(88)	47
Other operating income, net	(114)	(22)
Operating profit	673	1,485
Other non-operating income, net	(82)	(101)
Interest expense	171	609
Income before income taxes	584	977
Income tax provision	93	100
Net income	491	877
Net income attributable to noncontrolling interests	(4)	(13)
Net income attributable to Medtronic	$487	$864
Basic earnings per share	$0.36	$0.64
Diluted earnings per share	$0.36	$0.64
Basic weighted average shares outstanding	1,341.9	1,340.8
Diluted weighted average shares outstanding	1,350.0	1,351.9

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Net income	$491	$877

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	125	56
Translation adjustment	1,117	66
Net investment hedge	(1,112)	99
Net change in retirement obligations	3	13
Unrealized loss on cash flow hedges	(350)	(7)
Other comprehensive (loss) income	(217)	227
Comprehensive income including noncontrolling interests	274	1,104
Comprehensive income attributable to noncontrolling interests	(9)	(13)
Comprehensive income attributable to Medtronic	$265	$1,091

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 31, 2020	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,499	$4,140
Investments	6,513	6,808
Accounts receivable, less allowances and credit losses of $276 and $208, respectively	4,876	4,645
Inventories, net	4,551	4,229
Other current assets	2,070	2,209
Total current assets	24,509	22,031
Property, plant, and equipment	11,952	11,644
Accumulated depreciation	(7,070)	(6,816)
Property, plant, and equipment, net	4,882	4,828
Goodwill	40,714	39,841
Other intangible assets, net	18,670	19,063
Tax assets	2,988	2,832
Other assets	2,143	2,094
Total assets	$93,906	$90,689
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$5,823	$2,776
Accounts payable	1,720	1,996
Accrued compensation	1,815	2,099
Accrued income taxes	390	502
Other accrued expenses	3,338	2,993
Total current liabilities	13,086	10,366
Long-term debt	22,867	22,021
Accrued compensation and retirement benefits	1,962	1,910
Accrued income taxes	2,719	2,682
Deferred tax liabilities	1,231	1,174
Other liabilities	1,598	1,664
Total liabilities	43,463	39,817
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,343,318,623 and 1,341,074,724 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,261	26,165
Retained earnings	27,817	28,132
Accumulated other comprehensive loss	(3,782)	(3,560)
Total shareholders’ equity	50,296	50,737
Noncontrolling interests	147	135
Total equity	50,443	50,872
Total liabilities and equity	$93,906	$90,689

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	487	—	487	4	491
Other comprehensive (loss) income	—	—	—	—	(222)	(222)	5	(217)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(778)	—	(778)	—	(778)
Issuance of shares under stock purchase and award plans	2	—	26	—	—	26	—	26
Stock-based compensation	—	—	70	—	—	70	—	70
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(1)	—	—	—	(24)	—	(24)	—	(24)
July 31, 2020	1,343	$—	$26,261	$27,817	$(3,782)	$50,296	$147	$50,443

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2019	1,341	$—	$26,532	$26,270	$(2,711)	$50,091	$121	$50,212
Net income	—	—	—	864	—	864	13	877
Other comprehensive income	—	—	—	—	227	227	—	227
Dividends to shareholders ($0.54 per ordinary share)	—	—	—	(724)	—	(724)	—	(724)
Issuance of shares under stock purchase and award plans	3	—	205	—	—	205	—	205
Repurchase of ordinary shares	(3)	—	(328)	—	—	(328)	—	(328)
Stock-based compensation	—	—	61	—	—	61	—	61
Cumulative effect of change in accounting principle(2)	—	—	—	(33)	—	(33)	—	(33)
July 26, 2019	1,341	$—	$26,470	$26,377	$(2,484)	$50,363	$134	$50,497
(1) See Note 2 to the consolidated financial statements for discussion regarding the adoption of accounting standards during the first quarter of fiscal year 2021.
(2) The cumulative effect of change in accounting principle during the first quarter of fiscal year 2020 resulted from the adoption of accounting guidance that requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. As a result of the adoption, the Company adjusted the opening balance of retained earnings for $33 million as of April 27, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Operating Activities:
Net income	$491	$877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669	657
Provision for doubtful accounts	37	25
Deferred income taxes	3	18
Stock-based compensation	70	61
Loss on debt extinguishment	—	406
Other, net	68	58
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(142)	319
Inventories, net	(235)	(122)
Accounts payable and accrued liabilities	(541)	(629)
Other operating assets and liabilities	(142)	(160)
Net cash provided by operating activities	278	1,510
Investing Activities:
Acquisitions, net of cash acquired	—	(145)
Additions to property, plant, and equipment	(334)	(301)
Purchases of investments	(2,045)	(1,669)
Sales and maturities of investments	2,403	1,569
Other investing activities	(16)	(5)
Net cash provided by (used in) investing activities	8	(551)
Financing Activities:
Change in current debt obligations, net	(16)	88
Proceeds from short-term borrowings (maturities greater than 90 days)	2,789	—
Issuance of long-term debt	—	5,567
Payments on long-term debt	(11)	(5,035)
Dividends to shareholders	(778)	(724)
Issuance of ordinary shares	26	210
Repurchase of ordinary shares	—	(333)
Other financing activities	(51)	(47)
Net cash provided by (used in) financing activities	1,959	(274)
Effect of exchange rate changes on cash and cash equivalents	114	2
Net change in cash and cash equivalents	2,359	687
Cash and cash equivalents at beginning of period	4,140	4,393
Cash and cash equivalents at end of period	$6,499	$5,080

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$72	$198
Interest	72	86
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
The Covid-19 pandemic ("COVID-19" or the "pandemic") is having, and will likely continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales and customer demand and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of the pandemic on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves, return reserves, the valuation of goodwill, intangible assets, other long-lived assets, investments and contingent consideration, as of July 31, 2020 and through the date of this report. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended July 31, 2020, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
The accompanying unaudited consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2020. The Company’s fiscal years 2021, 2020, and 2019 will end or ended on April 30, 2021, April 24, 2020, and April 26, 2019, respectively. Fiscal year 2021 is a 53-week year, with the extra week occurring in the first fiscal month of the first quarter.
2. New Accounting Pronouncements
Recently Adopted
Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board (FASB) issued guidance which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2021. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three months ended July 31, 2020 and July 26, 2019:

	Three months ended(1)
(in millions)	July 31, 2020	July 26, 2019
Cardiac Rhythm & Heart Failure	$1,247	$1,382
Coronary & Structural Heart	780	941
Aortic, Peripheral, & Venous	405	467
Cardiac & Vascular Group	2,433	2,790
Surgical Innovations	1,080	1,417
Respiratory, Gastrointestinal, & Renal	720	683
Minimally Invasive Therapies Group	1,801	2,100
Cranial & Spinal Technologies	944	1,050
Specialty Therapies	453	563
Neuromodulation	314	398
Restorative Therapies Group	1,712	2,012
Diabetes Group	562	592
Total	$6,507	$7,493
(1) Revenue amounts have intentionally been rounded to the nearest million and, therefore, may not sum.
During the first quarter of fiscal year 2021, the Company realigned the divisions within the Restorative Therapies Group to the following: Cranial & Spinal Technologies (includes Core Spine and Biologics, Enabling Technologies, and China Orthopedics), Specialty Therapies (includes ENT, Pelvic Health, and Neurovascular), and Neuromodulation (includes Pain Therapies, Brain Modulation, and Interventional). As a result, net sales for fiscal year 2020 have been recast to adjust for this realignment.
The table below illustrates net sales by market geography for each segment for the three months ended July 31, 2020 and July 26, 2019:

	U.S.(1)(4)		Non-U.S. Developed Markets(2)(4)		Emerging Markets(3)(4)
	Three months ended		Three months ended		Three months ended
(in millions)	July 31, 2020	July 26, 2019	July 31, 2020	July 26, 2019	July 31, 2020	July 26, 2019
Cardiac & Vascular Group	$1,206	$1,361	$853	$930	$374	$499
Minimally Invasive Therapies Group	722	913	719	791	359	396
Restorative Therapies Group	1,136	1,338	376	426	199	248
Diabetes Group	287	306	226	231	48	55
Total	$3,351	$3,918	$2,175	$2,377	$981	$1,198
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
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At July 31, 2020, $798 million of rebates were classified as other accrued expenses and $415 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 24, 2020, $706 million of rebates were classified as other accrued expenses and $321 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. For the three months ended July 31, 2020 and July 26, 2019, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at July 31, 2020 and April 24, 2020 was $317 million and $303 million, respectively. At July 31, 2020 and April 24, 2020, $227 million and $213 million, respectively, was included in other accrued expenses and $90 million was included in other liabilities. During the three months ended July 31, 2020, the Company recognized $103 million of revenue that was included in deferred revenue as of April 24, 2020. During the three months ended July 26, 2019, the Company recognized $98 million of revenue that was included in deferred revenue as of April 26, 2019.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 31, 2020, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $1.0 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
4. Acquisitions
Fiscal Year 2021
The Company had no acquisitions that were accounted for as business combinations during the three months ended July 31, 2020. During the three months ended July 31, 2020, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities for a recent acquisition. The benefit was recognized in other operating income, net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020. Purchase price allocation adjustments during the first quarter of fiscal year 2021 were not significant.
Fiscal Year 2020
The Company had acquisitions during the three months ended July 26, 2019 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three months ended July 26, 2019. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.
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
Acquired In-Process Research & Development (IPR&D)
IPR&D acquired outside of a business combination is expensed immediately. During the three months ended July 31, 2020, the Company acquired $10 million of IPR&D in connection with asset acquisitions, which was recognized in other operating income, net in the consolidated statements of income. During the three months ended July 26, 2019, the Company did not acquire any IPR&D in connection with asset acquisitions.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Consideration
Certain of the Company’s business combinations and intangible asset acquisitions involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within other operating income, net in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The fair value of contingent consideration at July 31, 2020 and April 24, 2020 was $297 million and $280 million, respectively. At July 31, 2020, $225 million was recorded in other accrued expenses and $72 million was recorded in other liabilities in the consolidated balance sheets. At April 24, 2020, $112 million was recorded in other accrued expenses and $168 million was recorded in other liabilities in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Beginning balance	$280	$222
Purchase price contingent consideration	—	58
Payments	(1)	(14)
Change in fair value	18	3
Ending balance	$297	$269
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

	Fair Value at
(in millions)	July 31, 2020	Unobservable Input	Range	Weighted Average (1)
		Discount rate	14.0% - 32.4%	22.3%
Revenue and other performance-based payments	$116	Probability of payment	100%	100%
		Projected fiscal year of payment	2021 - 2027	2024
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$181	Probability of payment	50% - 100%	90.5%
		Projected fiscal year of payment	2021 - 2027	2024
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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

For the three months ended July 31, 2020, the Company recognized charges of $79 million, and incurred accrual adjustments of $2 million related to contract terminations being settled for less than originally estimated. For the three months ended July 31, 2020, charges included $27 million recognized within cost of products sold and $47 million recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 26, 2019, the Company recognized charges of $136 million. Additionally, the Company incurred accrual adjustments of $12 million for the three months ended July 26, 2019 related to certain employees identified for termination finding other positions within Medtronic. For the three months ended July 26, 2019, charges included $35 million recognized within cost of products sold and $42 million recognized within selling, general, and administrative expense in the consolidated statements of income.

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the three months ended July 31, 2020:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 24, 2020	$89	$19	$4	$112
Charges	6	73	—	79
Cash payments	(26)	(72)	(2)	(100)
Accrual adjustments	—	—	(2)	(2)
July 31, 2020	$69	$20	$—	$89
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while at the same time more efficiently and effectively leveraging the Enterprise scale. This new operating model will simplify the Company's organizational structure and accelerate decision-making and execution. Primary activities of the restructuring program will include reorganizing the Group structure to create highly focused, accountable, and empowered Operating Units (OUs), consolidating Operations at the Enterprise level, establishing Technology Development Centers in areas where the Company has deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage the Company's scale but move with the same agility as smaller, local competitors.
The Company estimates that, in connection with its Simplification restructuring program, it will recognize pre-tax exit and disposal costs and other costs across all segments of approximately $400 million to $450 million, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately three quarters of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.
For the three months ended July 31, 2020, the Company recognized charges of $51 million, which included $1 million recognized within selling, general, and administrative expense in the consolidated statements of income.
The following table summarizes the activity related to the Simplification restructuring program for the three months ended July 31, 2020:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 24, 2020	$—	$—	$—
Charges	50	1	51
Cash payments	—	(1)	(1)
July 31, 2020	$50	$—	$50
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 31, 2020 and April 24, 2020:

	July 31, 2020
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$518	$46	$—	$564	$564	$—
Level 2:
Corporate debt securities	3,859	139	(39)	3,959	3,959	—
U.S. government and agency securities	779	2	—	781	781	—
Mortgage-backed securities	669	28	(22)	675	675	—
Non-U.S. government and agency securities	36	2	—	38	38	—
Other asset-backed securities	502	4	(10)	496	496	—
Total Level 2	5,845	175	(71)	5,949	5,949	—
Level 3:
Auction rate securities	36	—	(1)	35	—	35
Total available-for-sale debt securities	$6,399	$221	$(72)	$6,548	$6,513	$35

	April 24, 2020
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$542	$47	$—	$589	$589	$—
Level 2:
Corporate debt securities	4,285	66	(90)	4,261	4,261	—
U.S. government and agency securities	746	1	—	747	747	—
Mortgage-backed securities	705	20	(28)	697	697	—
Non-U.S. government and agency securities	34	—	—	34	34	—
Other asset-backed securities	499	1	(20)	480	480	—
Total Level 2	6,269	88	(138)	6,219	6,219	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,847	$135	$(141)	$6,841	$6,808	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 31, 2020 and April 24, 2020:

	July 31, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$128	$(1)	$821	$(38)
Mortgage-backed securities	26	(3)	113	(19)
Other asset-backed securities	3	—	340	(10)
Auction rate securities	11	(1)	—	—
Total	$168	$(5)	$1,274	$(67)

	April 24, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,368	$(2)	$2,893	$(88)
Mortgage-backed securities	35	(1)	663	(27)
Other asset-backed securities	17	—	463	(20)
Auction rate securities	33	(3)	—	—
Total	$1,453	$(6)	$4,019	$(135)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended July 31, 2020 and July 26, 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
There were no purchases, sales, settlements, or significant gains or losses recognized in earnings or other comprehensive income for available-for-sale securities classified as Level 3 during the three months ended July 31, 2020 and July 26, 2019.
Activity related to the Company’s debt securities portfolio is as follows:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Proceeds from sales	$2,403	$1,567
Gross realized gains	5	4
Gross realized losses	(6)	(8)
Credit losses represent the difference between the present value of cash flows expected to be collected on certain mortgage-backed securities and auction rate securities and the amortized cost of these securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which the Company is invested, the Company believes it has recognized all necessary impairments, as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost. At July 31, 2020 and April 24, 2020, there were no debt securities in a credit loss position. No available-for-sale securities were sold for significantly less than carrying value during the three months ended July 31, 2020 and July 26, 2019.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The July 31, 2020 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 31, 2020
Due in one year or less	$1,764
Due after one year through five years	3,049
Due after five years through ten years	1,677
Due after ten years	58
Total	$6,548
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
The following table summarizes the Company's equity and other investments at July 31, 2020 and April 24, 2020, which are classified as other assets in the consolidated balance sheets:

(in millions)	July 31, 2020	April 24, 2020
Investments with readily determinable fair value (marketable equity securities)	$27	$18
Investments without readily determinable fair values	471	391
Equity method and other investments	72	71
Total equity and other investments	$570	$480
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Proceeds from sales	$—	$2
Gross gains	12	—
Impairment losses recognized	(2)	(1)
Net gains recognized for the three months ended July 31, 2020 were $12 million, comprised of unrealized gains on equity securities and other investments still held at July 31, 2020. There were no realized or unrealized gains or losses during the three months ended July 26, 2019. Impairment charges incurred on the Company's equity securities, equity method investments, and other investments during the three months ended July 31, 2020 and July 26, 2019 were not significant.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allows the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. No commercial paper was outstanding at both July 31, 2020 and April 24, 2020. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At July 31, 2020 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company was in compliance with at July 31, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 31, 2020	April 24, 2020
Current debt obligations	2021	$5,823	$2,776

Long-term debt
3.150 percent seven-year 2015 senior notes	2022	1,534	1,534
3.200 percent ten-year 2012 senior notes	2023	650	650
0.375 percent four-year 2019 senior notes	2023	1,762	1,631
2.750 percent ten-year 2013 senior notes	2023	530	530
0.000 percent four-year 2019 senior notes	2023	881	815
2.950 percent ten-year 2013 senior notes	2024	310	310
3.625 percent ten-year 2014 senior notes	2024	432	432
3.500 percent ten-year 2015 senior notes	2025	2,700	2,700
0.250 percent seven-year 2019 senior notes	2026	1,175	1,087
1.125 percent eight-year 2019 senior notes	2027	1,762	1,631
3.350 percent ten-year 2017 senior notes	2027	368	368
1.625 percent twelve-year 2019 senior notes	2031	1,175	1,087
1.000 percent thirteen-year 2019 senior notes	2032	1,175	1,087
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,175	1,087
6.500 percent thirty-year 2009 senior notes	2039	158	158
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.500 percent twenty-year 2019 senior notes	2040	1,175	1,087
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,175	1,087
Bank borrowings	2022	39	55
Debt discount, net	2021 - 2020	(14)	(15)
Finance lease obligations	2022 - 2035	45	45
Deferred financing costs	2021 - 2050	(99)	(104)
Long-term debt		$22,867	$22,021
Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at July 31, 2020.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company completed the cash tender offer of $4.6 billion of Medtronic Inc., CIFSA, and Medtronic Luxco Senior Notes for $5.0 billion of total consideration in July 2019. The Company recognized a loss on debt extinguishment of $413 million during the first quarter of fiscal year 2020, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income for the three months ended July 26, 2019.
Term Loan Agreements
On May 12, 2020, Medtronic Luxco entered into a term loan agreement (Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion, or approximately $2.8 billion, with a term of six months, which may be extended for an additional six months at Medtronic Luxco’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. Borrowings under the Loan Agreement will bear interest at the TIBOR Rate (as defined in the Loan Agreement) plus a margin of 0.50% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the Loan Agreement. The Japanese Yen-denominated debt is designated as a net investment hedge of certain of our Japanese operations.
Financial Instruments Not Measured at Fair Value
At July 31, 2020, the estimated fair value of the Company’s Senior Notes was $28.9 billion compared to a principal value of $25.5 billion. At April 24, 2020, the estimated fair value was $27.1 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $17.4 billion and $11.9 billion at July 31, 2020 and April 24, 2020, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at July 31, 2020 and April 24, 2020 was $10.3 billion and $4.9 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at July 31, 2020 and April 24, 2020 was $197 million and $181 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amounts and classification of the (gains) losses in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three months ended July 31, 2020 and July 26, 2019 were as follows:

		Three months ended
(in millions)	Classification	July 31, 2020	July 26, 2019
Currency exchange rate contracts	Other operating income, net	$127	$6
Total return swaps	Other operating income, net	(27)	(5)
Total		$100	$1
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 31, 2020 and April 24, 2020 was $7.1 billion and $7.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating income, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during the three months ended July 31, 2020 and July 26, 2019.
The amount of the (gains) losses recognized in accumulated other comprehensive loss (AOCI) related to the currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 31, 2020 and July 26, 2019 were as follows:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Currency exchange rate contracts	$389	$(27)
The amount of the (gains) losses recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for the three months ended July 31, 2020 and July 26, 2019 were as follows:

	Three months ended
	July 31, 2020	July 26, 2019
(in millions)	Other operating income, net	Other operating income, net
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$(114)	$(22)

Currency exchange rate contracts designated as cash flow hedges:
Amount of gain reclassified from AOCI into income	(53)	(57)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For the three months ended July 31, 2020 and July 26, 2019, the reclassifications of net (gains) losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At July 31, 2020 and April 24, 2020, the Company had $84 million in after-tax net unrealized losses and $266 million in after-tax net unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $4 million of after-tax net unrealized losses at July 31, 2020 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated and Japanese Yen-denominated debt as net investment hedges of certain of its European and Japanese operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At July 31, 2020, the Company had €12.0 billion, or $14.1 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, and ¥300 billion, or $2.9 billion, of outstanding Yen-denominated debt designated as a hedge of its net investment in certain of its Japanese operations. The Euro-denominated debt will mature in fiscal years 2021 through 2050 and the Yen-denominated debt will mature in fiscal year 2021, with the option to extend to fiscal year 2022 at the Company’s discretion.
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
For instruments that are designated and qualify as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in other operating income, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows.
At July 31, 2020 and April 24, 2020 the Company had $876 million in after-tax unrealized losses and $236 million in after-tax unrealized gains, respectively, associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized gains at July 31, 2020 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during the three months ended July 31, 2020 or July 26, 2019 on instruments that no longer qualify as net investment hedges.
The amount and classifications of the (gains) losses recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge effectiveness were as follows:

		Three months ended
(in millions)	Classification	July 31, 2020	July 26, 2019
Net investment hedges	Other operating income, net	$—	$(7)
The amount of the (gains) losses recognized in AOCI related to instruments designated as net investment hedges for the three months ended July 31, 2020 and July 26, 2019 were as follows:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Net investment hedges	$1,112	$(99)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 31, 2020 and April 24, 2020. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	July 31, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$59	Other accrued expenses	$60
Currency exchange rate contracts	Other assets	8	Other liabilities	57
Total derivatives designated as hedging instruments		67		117
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	70	Other accrued expenses	75
Total return swaps	Other current assets	1	Other accrued expenses	—
Cross-currency interest rate contracts	Other current assets	2	Other accrued expenses	—
Total derivatives not designated as hedging instruments		73		75
Total derivatives		$140		$192

	April 24, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$271	Other accrued expenses	$2
Currency exchange rate contracts	Other assets	103	Other liabilities	2
Total derivatives designated as hedging instruments		374		4
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	25	Other accrued expenses	13
Total return swaps	Other current assets	—	Other accrued expenses	25
Cross-currency interest rate contracts	Other current assets	3	Other accrued expenses	—
Total derivatives not designated as hedging instruments		28		38
Total derivatives		$402		$42
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 31, 2020		April 24, 2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$137	$3	$399	$3
Derivative liabilities	192	—	17	25
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

	July 31, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$137	$(86)	$—	$51
Cross-currency interest rate contracts	2	—	—	2
Total return swaps	1	—	—	1
	140	(86)	—	54
Derivative liabilities:
Currency exchange rate contracts	(192)	86	6	(100)
Total	$(52)	$—	$6	$(46)

	April 24, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$399	$(17)	$(48)	$334
Cross-currency interest rate contracts	3	—	—	3
	402	(17)	(48)	337
Derivative liabilities:
Currency exchange rate contracts	(17)	17	—	—
Total return swaps	(25)	—	—	(25)
	(42)	17	—	(25)
Total	$360	$—	$(48)	$312

9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	July 31, 2020	April 24, 2020
Finished goods	$3,024	$2,874
Work in-process	653	608
Raw materials	874	747
Total	$4,551	$4,229

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 24, 2020	$6,831	$20,176	$10,920	$1,914	$39,841
Purchase accounting adjustments	—	—	3	—	3
Currency translation and other	83	693	93	1	870
July 31, 2020	$6,914	$20,869	$11,016	$1,915	$40,714
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three months ended July 31, 2020 or July 26, 2019.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 31, 2020		April 24, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$17,000	$(5,321)	$16,963	$(5,065)
Purchased technology and patents	10,868	(4,567)	10,742	(4,354)
Trademarks and tradenames	465	(236)	464	(232)
Other	75	(55)	75	(53)
Total	$28,408	$(10,179)	$28,244	$(9,704)
Indefinite-lived:
IPR&D	$441	$—	$523	$—
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset charges during the three months ended July 31, 2020 or July 26, 2019 .

The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying value may be impaired. The Company did not recognize any indefinite-lived intangible asset impairments during the three months ended July 31, 2020 or July 26, 2019. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Amortization Expense
Intangible asset amortization expense for the three months ended July 31, 2020 and July 26, 2019 was $440 million. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 31, 2020, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2021	$1,319
2022	1,718
2023	1,654
2024	1,624
2025	1,599
2026	1,587

11. Income Taxes
The Company's effective tax rate for the three months ended July 31, 2020 was 15.9 percent, as compared to 10.2 percent for the three months ended July 26, 2019. The increase in the effective tax rate for the three months ended July 31, 2020, as compared to the corresponding period in the prior fiscal year, was primarily due to the impact of certain tax adjustments, debt tender premium and other charges in the prior year, and year-over-year changes in operational results by jurisdiction.
Certain Tax Adjustments
During the three months ended July 31, 2020, the net cost from certain tax adjustments of $4 million, recognized in income tax provision in the consolidated statements of income, included the following:

•A benefit of $3 million associated with the finalization of an intercompany sale of intellectual property and the establishment of a deferred tax asset. The cumulative amount of deferred tax benefit previously recognized from intercompany intellectual property transactions and recorded as Certain Tax Adjustments is $1.5 billion. The corresponding deferred tax assets will be amortized over a period of approximately 20 years.

•A cost of $7 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.

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

At both July 31, 2020 and April 24, 2020, the Company's gross unrecognized tax benefits were $1.9 billion. In addition, the Company had accrued gross interest and penalties of $241 million at July 31, 2020. If all the Company’s unrecognized tax benefits were recognized, approximately $1.8 billion would impact the Company’s effective tax rate. At July 31, 2020 and April 24, 2020, the amount of the Company's gross unrecognized tax benefits recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $934 million and $911 million, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.

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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 31, 2020	July 26, 2019
Numerator:
Net income attributable to ordinary shareholders	$487	$864
Denominator:
Basic – weighted average shares outstanding	1,341.9	1,340.8
Effect of dilutive securities:
Employee stock options	4.7	6.9
Employee restricted stock units	2.7	3.5
Other	0.7	0.7
Diluted – weighted average shares outstanding	1,350.0	1,351.9

Basic earnings per share	$0.36	$0.64
Diluted earnings per share	$0.36	$0.64
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 7 million and 3 million ordinary shares for the three months ended July 31, 2020 and July 26, 2019, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three months ended July 31, 2020 and July 26, 2019:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Stock options	$8	$9
Restricted stock	50	42
Employee stock purchase plan	12	10
Total stock-based compensation expense	$70	$61

Cost of products sold	$7	$6
Research and development expense	8	7
Selling, general, and administrative expense	55	48
Total stock-based compensation expense	70	61
Income tax benefits	(11)	(10)
Total stock-based compensation expense, net of tax	$59	$51

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 31, 2020 and July 26, 2019:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	July 31, 2020	July 26, 2019	July 31, 2020	July 26, 2019
Service cost	$27	$26	$17	$15
Interest cost	27	32	6	7
Expected return on plan assets	(61)	(56)	(14)	(15)
Amortization of net actuarial loss	18	14	6	3
Net periodic benefit cost	$11	$16	$15	$10
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
Subsequent to July 31, 2020, as part of the Simplification restructuring program, the Company offered certain eligible U.S. employees voluntary early retirement packages. The acceptance of this offer for eligible employees will result in a charge of approximately $100 million, consisting primarily of incremental pension and post-retirement costs, which will be recognized in earnings in the second quarter of fiscal year 2021. See Note 5 for additional information on the Simplification restructuring program.
15. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
Other comprehensive income (loss) before reclassifications	125	1,112	(1,112)	(12)	(309)	(196)
Reclassifications	—	—	—	15	(41)	(26)
Other comprehensive income (loss)	125	1,112	(1,112)	3	(350)	(222)
July 31, 2020	$125	$(1,098)	$(876)	$(1,849)	$(84)	$(3,782)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2019	$(45)	$(1,383)	$(169)	$(1,308)	$194	$(2,711)
Other comprehensive income before reclassifications	51	66	99	—	26	242
Reclassifications	5	—	—	13	(33)	(15)
Other comprehensive income (loss)	56	66	99	13	(7)	227
July 26, 2019	$11	$(1,317)	$(70)	$(1,295)	$187	$(2,484)

The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the three months ended July 31, 2020 and July 26, 2019 was an expense of $30 million and a benefit of $1 million, respectively. There was no income tax on gains and losses on investment securities reclassified from AOCI for the three months ended July 31, 2020. During the three months ended July 26, 2019, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $1 million. When realized, gains and losses on investment securities reclassified from

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
The income tax on cumulative translation adjustment for the three months ended July 31, 2020, was an expense of $4 million. For the three months ended July 26, 2019, there was no income tax on cumulative translation adjustment.
During the three months ended July 31, 2020 and July 26, 2019, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the three months ended July 31, 2020, the net change in retirement obligations in other comprehensive income before reclassifications resulted in an income tax benefit of $5 million. During the three months ended July 26, 2019, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. During the three months ended July 31, 2020 and July 26, 2019, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $4 million and $3 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the three months ended July 31, 2020 and July 26, 2019 was a benefit of $80 million and an expense of $1 million, respectively. During the three months ended July 31, 2020 and July 26, 2019, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $11 million. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating income, net, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During the three months ended July 31, 2020, the Company recognized a net benefit of $88 million primarily related to favorable settlements for significant legal matters. During the three months ended July 26, 2019, the Company recognized $47 million of certain litigation charges. At July 31, 2020 and April 24, 2020, accrued litigation was approximately $0.4 billion and $0.5 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of August 5, 2020, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
During fiscal year 2020, plaintiffs filed lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, where they have been consolidated before a single judge. Certain plaintiffs law firms have advised the Company that they may file additional cases in the future. The pending lawsuits relate to hernia mesh products that have not been subject to recalls, withdrawals or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
Shareholder Related Matters
Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On March 20, 2015, the District Court issued an order and opinion granting Medtronic’s motion to dismiss the case. In May 2015, the plaintiffs filed an appeal, and, in January 2016, the Minnesota State Court of Appeals affirmed in part, and reversed in part. On April 19, 2016 the Minnesota Supreme Court granted the Company’s petition to review the issue of whether most of the original claims are properly characterized as direct or derivative under Minnesota law. In August 2017, the Minnesota Supreme Court affirmed the decision of the Minnesota State Court of Appeals, sending the matter back to the trial court for further proceedings, which are ongoing. In April 2020, the District Court issued an order and opinion denying the plaintiffs' motion for class certification. The Company has not recognized an expense related to damages in connection with this matter, because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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

The Company is a successor to a company that owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982, and is responsible for the costs of completing an environmental site investigation as required by the Maine Department of Environmental Protection (MDEP). MDEP served a compliance order on Mallinckrodt LLC and U.S. Surgical Corporation, subsidiaries of Covidien, in December 2008, which included a directive to remove a significant volume of soils at the site. After a hearing on the compliance order before the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills.

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
Government Matters
Since 2017, the Company has been responding to requests from the Department of Justice and U.S. Department of Health and Human Services for information about business practices relating to a neurovascular product developed and first marketed by ev3 and Covidien. The Company provided information in response to these requests and fully cooperated with the inquiry. The Department of Justice recently notified the Company that it does not intend to pursue the matter further. The Company has not recognized an expense in connection with this matter, because any such potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and on June 9, 2016, issued its opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal occurred on March 14, 2018. The 8th Circuit Court of Appeals issued their opinion on August 16, 2018, and remanded the case back to the U.S. Tax Court for additional factual findings. The U.S. Tax Court scheduled for April 2020 was postponed due to the challenges of COVID-19. The new trial date has not been re-scheduled.
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
The Company believes the ultimate resolution of the above guarantees is not expected to have a material effect on the Company’s consolidated earnings, financial position, and/or cash flows.

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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 2020. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Cardiac and Vascular Group	$759	$1,055
Minimally Invasive Therapies Group	455	771
Restorative Therapies Group	523	793
Diabetes Group	103	149
Segment operating profit	1,840	2,768
Interest expense	(171)	(609)
Other non-operating income, net	82	101
Amortization of intangible assets	(440)	(440)
Corporate	(365)	(307)
Centralized distribution costs	(399)	(345)
Restructuring and associated costs	(128)	(124)
Acquisition-related items	105	(19)
Certain litigation charges, net	88	(47)
IPR&D charges	(10)	—
Debt tender premium and other charges	—	7
Medical device regulations	(18)	(8)
Income before income taxes	$584	$977

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 31, 2020 and July 26, 2019 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Ireland	$24	$20

United States	3,351	3,918
Rest of world	3,132	3,555
Total other countries, excluding Ireland	6,483	7,473
Total	$6,507	$7,493

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 31, 2020.
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
EXECUTIVE LEVEL OVERVIEW
Medtronic is among the world's largest medical technology, services, and solutions companies – alleviating pain, restoring health, and extending life for millions of people around the world. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, renal care, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat, and diabetes conditions.
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
COVID-19 is having, and will likely continue to have, an adverse impact on significant aspects of our Company and business, including the demand for our products, our operations, supply chains and distribution systems, and our ability to research and develop and bring to market new products and services. While almost all of our businesses have been affected by a decline in procedural volumes as compared to the first quarter of fiscal year 2020, our results for the first quarter of fiscal year 2021 reflect the beginning of a recovery from the depths of the pandemic that we experienced in April. Procedure volumes began to recover in multiple markets around the world, and revenues increased sequentially throughout the quarter. Although we have seen improvement in procedure volumes since the fourth quarter of fiscal year 2020, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures to pre-COVID levels and, to the extent individuals and hospital systems continue to de-prioritize, delay or cancel these procedures, our business, cash flows, financial condition and results of operations will continue to be negatively affected.
Further, COVID-19 is straining hospital systems around the world, resulting in adverse financial impacts to those systems, which has resulted in and may continue to result in reduced future expenditures for capital equipment and other products and services we provide. As COVID-19 continues to impact hospital systems and other customers, we may encounter higher inventory levels which could result in inventory obsolescence due to excess and/or expired inventory. Additionally, the pandemic's impact on our customers may adversely impact the collectability of our current and future accounts receivable balance. COVID-19 has also disrupted and may continue to disrupt our product launches for our recently approved products and may negatively impact the regulatory approval of new products. Currently, the large majority of global trials have resumed enrollment, though overall enrollment rates have not fully normalized. While the impact varies according to geography and product, we expect delay in the results from certain clinical trials will impact our ability to timely develop and bring to market certain new products.
In addition, a significant number of our global suppliers, vendors, and distributors have been adversely affected by COVID-19, including in certain instances an adverse impact on the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. Therefore, although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of certain components, raw materials, and services has been and may continue to be interrupted, in certain instances, as a direct result of COVID-19.
We expect medical procedure recovery rates to continue to vary by therapy and country, and to be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, patient’s willingness to re-book previously deferred procedures, travel restrictions, transportation limitations, quarantine restrictions, and potential COVID-19 resurgence.
The following is a summary of revenue, diluted earnings per share, and cash flow for the three months ended July 31, 2020 and July 26, 2019.

REVENUE
(in billions)

$8.0
$7.5
$7.0
$6.5
$6.0
$5.5
$5.0
$4.5
$4.0
$6.5
$7.5
July 31, 2020
July 26, 2019

DILUTED EPS

GAAP
Non-GAAP
$0.36
$0.62
$0.64
$1.26
July 31, 2020
July 26, 2019

OPERATING CASH FLOW
(in billions)

$0.3
$1.5
July 31, 2020
July 26, 2019

$6.5B

GAAP

Revenue decrease of 13% primarily attributable to decreased procedure volumes resulting from COVID-19.

$0.36

GAAP

Diluted EPS decreased $0.28 or 44% primarily attributable to a significant reduction in net sales due to COVID-19, partially offset by debt tender premium charges in the prior fiscal year.

$0.62

Non-GAAP

Non-GAAP Diluted EPS decreased $0.64 or 51% resulting from COVID-19.

$0.3B

GAAP

Operating cash flow decrease of $1.2B due primarily to a reduction in cash collected from customers attributable to the reduction in net sales due to COVID-19.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 31, 2020 and July 26, 2019:

	Three months ended July 31, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$584	$93	$487	$0.36	15.9%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	128	22	106	0.08	17.2
Acquisition-related items (3)	(105)	(30)	(75)	(0.06)	28.6
Certain litigation charges	(88)	(18)	(70)	(0.05)	20.5
(Gain)/loss on minority investments (4)	(10)	—	(10)	(0.01)	—
IPR&D charges (5)	10	2	8	0.01	20.0
Medical device regulations (6)	18	2	16	0.01	11.1
Amortization of intangible assets	440	70	370	0.27	15.9
Certain tax adjustments, net	—	(4)	4	—	—
Non-GAAP	$977	$137	$836	$0.62	14.0%

	Three months ended July 26, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$977	$100	$864	$0.64	10.2%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	124	15	109	0.08	12.1
Acquisition-related items (7)	19	2	17	0.01	10.5
Certain litigation charges	47	4	43	0.03	8.5
(Gain)/loss on minority investments (4)	1	—	1	—	—
Debt tender premium and other charges (8)	406	86	320	0.24	21.2
Medical device regulations (6)	8	1	7	0.01	12.5
Amortization of intangible assets	440	68	372	0.28	15.5
Certain tax adjustments, net (9)	—	30	(30)	(0.02)	—
Non-GAAP	$2,022	$306	$1,703	$1.26	15.1%
(1)Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(3)The activity includes business combination costs, changes in the fair value of contingent consideration, and a change in amounts accrued for certain contingent liabilities for a recent acquisition.
(4)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(5)The charges relate to certain license payments for unapproved technology.
(6)The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.
(7)The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in the fair value of contingent consideration.
(8)The charges, which include $413 million recognized in interest expense and ($7 million) recognized in other operating income, net, primarily related to the early redemption of approximately $5.2 billion of debt in the first quarter of fiscal year 2020.
(9)The net benefit relates to the impact of the U.S. tax reform resulting from final U.S. Treasury regulations in the first quarter of fiscal year 2020.

NET SALES
Segment and Division
The table below illustrates net sales by segment and division for the three months ended July 31, 2020 and July 26, 2019:

	Three months ended(1)
(in millions)	July 31, 2020	July 26, 2019	% Change
Cardiac Rhythm & Heart Failure	$1,247	$1,382	(10)%
Coronary & Structural Heart	780	941	(17)
Aortic, Peripheral, & Venous	405	467	(13)
Cardiac & Vascular Group	2,433	2,790	(13)
Surgical Innovations	1,080	1,417	(24)
Respiratory, Gastrointestinal, & Renal	720	683	5
Minimally Invasive Therapies Group	1,801	2,100	(14)
Cranial & Spinal Technologies	944	1,050	(10)
Specialty Therapies	453	563	(20)
Neuromodulation	314	398	(21)
Restorative Therapies Group	1,712	2,012	(15)
Diabetes Group	562	592	(5)
Total	$6,507	$7,493	(13)%
(1) Revenue amounts have intentionally been rounded to the nearest million and, therefore, may not sum.
The decrease in net sales for the three months ended July 31, 2020, as compared to the corresponding period in the prior fiscal year, was primarily attributable to the decline in procedure volume in the Cardiac and Vascular Group, Minimally Invasive Therapies Group, and Restorative Therapies Group resulting from the impact of COVID-19. Further contributing to the decrease were delays in new patient starts on insulin pumps and continued competitive pressure in Diabetes. Net sales were also impacted by an additional selling week during the first fiscal month of the first quarter of fiscal year 2021 due to our 52/53 week fiscal year calendar. Although we cannot precisely calculate the impact of the extra selling week, we estimate that it benefited net sales for the three months ended July 31, 2020 by approximately $360 to $390 million.
During the first quarter of fiscal year 2021, we realigned our divisions within the Restorative Therapies Group. As a result, first quarter fiscal year 2020 results have been recast to adjust for this realignment.

Segment and Market Geography
The table below includes net sales by market geography for each of our segments for the three months ended July 31, 2020 and July 26, 2019:

	U.S.(1)(4)			Non-U.S. Developed Markets(2)(4)			Emerging Markets(3)(4)
	Three months ended			Three months ended			Three months ended
(in millions)	July 31, 2020	July 26, 2019	% Change	July 31, 2020	July 26, 2019	% Change	July 31, 2020	July 26, 2019	% Change
Cardiac and Vascular Group	$1,206	$1,361	(11)%	$853	$930	(8)%	$374	$499	(25)%
Minimally Invasive Therapies Group	722	913	(21)	719	791	(9)	359	396	(9)
Restorative Therapies Group	1,136	1,338	(15)	376	426	(12)	199	248	(20)
Diabetes Group	287	306	(6)	226	231	(2)	48	55	(13)
Total	$3,351	$3,918	(14)%	$2,175	$2,377	(8)%	$981	$1,198	(18)%

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
Net sales decreases in the U.S., non-U.S. developed markets, and emerging markets for the three months ended July 31, 2020, as compared to the corresponding period in the prior fiscal year, were primarily attributable to the impact of COVID-19 driven by a combination of deferred procedures and reduced demand for certain products as hospital systems continued to prioritize the treatment of COVID-19 patients. Canada, Western Europe, and Japan experienced the largest decreases in net sales in non-U.S. developed markets and Latin America and South Asia experienced the largest decreases in net sales in emerging markets. Currency had an unfavorable impact on net sales in non-U.S. developed markets and emerging markets of $104 million for the three months ended July 31, 2020. Net sales for the three months ended July 31, 2020 were also impacted by an additional selling week during the first fiscal month of the first quarter of fiscal year 2021.
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

Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of arrhythmias including atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three months ended July 31, 2020 were $2.4 billion, which represents a decline of 13 percent compared to the three months ended July 26, 2019. Currency had an unfavorable impact on net sales for the three months ended July 31, 2020 of $39 million. The Cardiac and Vascular Group's net sales declines were primarily driven by a reduction in global procedural volumes as the COVID-19 continues to affect the global healthcare system.

The graphs below illustrate the percent of Cardiac and Vascular Group net sales by division for the three months ended July 31, 2020 and July 26, 2019:

Cardiac Rhythm & Heart Failure net sales for the three months ended July 31, 2020 were $1.2 billion, a decrease of 10 percent compared to the three months ended July 26, 2019. Declines were attributable to insertable cardiac monitoring systems, LVADs, products for the treatment of arrhythmias including atrial fibrillation, and ICDs, all of which were driven by lower procedural volumes during the three months ended July 31, 2020 as compared to the corresponding period in the period fiscal year. While the slowdown in procedural volumes also affected pacemakers and CRT-Ds, the declines experienced by these product groups were more modest as a result of recent product launch momentum for the Micra AV pacemaker and the Cobalt and Crome ICD and CRT-D devices, which include remote programming and remote management capabilities.
Coronary & Structural Heart net sales for the three months ended July 31, 2020 were $780 million, a decrease of 17 percent as compared to the corresponding period in the prior fiscal year. The decline was a result of the COVID-19 related decrease in procedure volumes.
Aortic, Peripheral, & Venous net sales for the three months ended July 31, 2020 were $405 million, which represents a decline of 13 percent compared to the corresponding period in the prior fiscal year. This decrease was driven by declines in procedure rates as a result of COVID-19. The decline was experienced by all products with the exception of drug-coated balloons and the VenaSeal vein closure system. The growth in drug-coated balloons is due to the negative impact that the market uncertainty surrounding Paclitaxel had on our drug-coated balloon sales during the three months ended July 26, 2019.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:
•Due to continued uncertainty surrounding the impact of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures as to date we are seeing the speed of recovery vary by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. Therapies that might be considered more deferrable include Cardiac Ablation Solutions, EndoVenous, and Diagnostics while more urgent therapies include Pacing, Aortic, Coronary, and Cardiac Surgery. Moderately deferrable procedures include ICD’s CRT-D’s, TAVR/Structural Heart, and Peripheral.

Extracorporeal Life Support products, including ECMO machines and disposables within our Cardiac Surgery business, are in higher demand as a result of COVID-19.
•Continued growth of our Micra transcatheter pacing system. Micra AV received U.S. FDA approval and CE Mark approval in January and April 2020, respectively. Micra AV expands the Micra target population from 15 percent to 55 percent of pacemaker patients.
•Acceptance and growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds. These devices received CE Mark approval during the fourth quarter of fiscal year 2020 and U.S. FDA approval during the current quarter.
•Continued acceptance and growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm.
•Continued acceptance and growth from the Azure XT and S SureScan pacing systems. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity.
•Acceptance and growth of the LINQ 2 cardiac monitor, which received CE Mark in November 2019 and gained U.S. FDA approval during the current quarter.
•Changes in the U.S. heart transplant guidelines as well as a competitor's product launch as it relates to our LVAD business.
•Continued acceptance and growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study. In the fourth quarter of fiscal year 2020, we received 12-month shelf life extension for our TYRX Envelope product.
•Continued acceptance of Care Management Services and post-acute care services becoming even more critical in bundled payment models for different interventions or therapies.
•Continued acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform into intermediate risk indication globally and for the treatment of patients determined to be at low risk with surgery. The Platform received both CE Mark for low risk and bicuspid labeling indication in Europe during the quarter. In August 2020, the U.S. FDA approved revised commercial labeling for the platform that modified a precaution for the treatment of patients at low risk.
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

Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure products, electrosurgery products, hernia mechanical devices, hernia mesh implants, advanced ablation, interventional lung devices, ventilators, capnography, airway products, sensors, renal care products, patient monitoring products, and visualization systems. The Minimally Invasive Therapies Group’s net sales for the three months ended July 31, 2020 were $1.8 billion, a decrease of 14 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 31, 2020 of $37 million. The Minimally Invasive Therapies Group's net sales decline was primarily driven by the impact of COVID-19, specifically impacted by lower procedure volumes. The net sales decline was partially offset by growth in Respiratory and Patient Monitoring as higher demand in Ventilators and Airways continued globally.
The graphs below illustrate the percent of Minimally Invasive Therapies Group net sales by division for the three months ended July 31, 2020 and July 26, 2019:

Surgical Innovations net sales for the three months ended July 31, 2020 were $1.1 billion, a decrease of 24 percent, as compared to the corresponding period in the prior fiscal year. Surgical Innovations was impacted from the decline in surgical volumes, particularly Bariatric, Colorectal, Gynecological Health, Hernia, and Thoracic procedures, resulting in lower demand for Advanced Stapling and Advanced Energy products and General Surgery products.
Respiratory, Gastrointestinal, & Renal net sales for the three months ended July 31, 2020 were $720 million, an increase of 5 percent as compared to the corresponding period in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales growth was attributable to increased demand for Respiratory Interventions products due to COVID-19. The net sales growth was driven by strength in Respiratory and Patient Monitoring, particularly the Puritan Bennett ventilator portfolio.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:
•Due to continued uncertainty surrounding the continued impact of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures as to date we are seeing the speed of recovery vary by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. Therapies that might be considered more deferrable include Surgical Innovations bariatric, hysterectomy, hernia, advanced parameter monitoring products, and GI while more urgent therapies include Surgical Innovations appendectomy, bowel obstruction, and trauma, Respiratory and Patient Monitoring, and Renal Care. Moderately deferrable procedures include Surgical Innovations CABG and oncology. Ventilators, pulse oximetry and capnography capital within our Respiratory and Patient Monitoring business are in higher demand as a result of COVID-19.
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
•Continued acceptance and growth within the end stage renal disease market. The population of patients treated for end stage renal disease globally is expected to double over the next decade. We plan to grow our therapy innovation with scalable and affordable dialysis delivery while investing in vascular creation and maintenance technologies. In addition, the HD multi-pass system reduces infrastructure by requiring less water, less start-up costs, and offers high quality ultrapure dialysate treatment. We are expecting regulatory filing in calendar year 2021, with launch following regulatory clearance in targeted countries.
•Continued elevation of the standard of care for respiratory compromise, a progressive condition impacting a patient’s ability to breathe effectively, which leverages our market leading MicroStream capnography technology.
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
Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. During the first quarter of fiscal year 2021, the Company realigned the divisions within the Restorative Therapies Group to the following: Cranial & Spinal Technologies (includes Core Spine and Biologics, Enabling Technologies, and China Orthopedics), Specialty Therapies (includes ENT, Pelvic Health, and Neurovascular), and Neuromodulation (includes Pain Therapies, Brain Modulation, and Interventional). The Restorative Therapies Group’s net sales for the three months ended July 31, 2020 were $1.7 billion, a decrease of 15 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 31, 2020 of $17 million. The Restorative Therapies Group’s net sales declines reflected the continued impact of COVID-19, specifically declines in deferrable procedures, a reduction in capital equipment purchases, and reduced demand for certain of our products as hospital systems prioritized treatment of COVID-19 patients. Net sales declines for the three months ended July 31, 2020 were experienced across all divisions.

The graphs below illustrate the percent of Restorative Therapies Group net sales by division for the three months ended July 31, 2020 and July 26, 2019:
Cranial and Spinal Technologies net sales for the three months ended July 31, 2020 were $944 million, a decrease of 10 percent as compared to the corresponding period in the prior fiscal year. Net sales declines were driven by declines both in Core Spine and Enabling Technologies (previously Neurosurgery). Enabling Technologies net sales declines were impacted by delays in capital equipment sales due to COVID-19, particularly with the Mazor X robotic guidance systems and O-Arm Imaging Systems. Despite the challenging environment for capital equipment, net sales declines were partially offset by growth in sales of StealthStation surgical navigation systems outside of the U.S. Core Spine net sales were impacted by a decline in procedural volumes when compared to the corresponding period in the prior fiscal year, as a result of the pandemic. Despite sales declines, Core Spine's net sales were positively impacted by continued acceptance of the products of Titan Spine, which was acquired in the first quarter of fiscal year 2020.
Specialty Therapies net sales for the three months ended July 31, 2020 were $453 million, a decrease of 20 percent as compared to the corresponding period in the prior fiscal year. Net sales declines were driven by ENT and Pelvic Health, partially offset by modest growth in Neurovascular. ENT and Pelvic health sales declines continued to be driven by procedural deferrals as a result of COVID-19. Neurovascular's modest growth was driven by strength in coil sales in the Hemorrhagic stroke business, partially offset by declines in flow diversion products. Sales declines due to procedural deferrals in the Ischemic stroke business also partially offset overall Neurovascular growth, despite continued adoption of the recently launched Riptide aspiration system and React catheters.
Neuromodulation net sales for the three months ended July 31, 2020 were $314 million, a decrease of 21 percent as compared to the corresponding period in the prior fiscal year. The declines were seen across both Pain Therapies and Brain Modulation, and were primarily driven by a decline in procedural volumes as a result of COVID-19.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Restorative Therapies Group could be affected by the following:
•Due to continued uncertainty surrounding the impact of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable medical procedures as to date we are seeing the speed of recovery vary by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. The Restorative Therapies Group therapies tend to be used in procedures that are more deferrable. Therapies that might be considered more deferrable include Spine, Pain Therapies, Pelvic Health, and ENT while more urgent therapies include Spine trauma and Neurovascular stroke businesses. Moderately deferrable procedures include Brain Modulation. In addition, COVID-19 may continue to result in delayed evaluation and purchases for certain capital equipment including the Enabling Technologies business, which has a high mix of capital sales.
•Continued growth from Enabling Technologies StealthStation and O-Arm Imaging Systems, Midas, and ENT Navigation and Power Systems, as well as acceptance of the Stealth Autoguide cranial robotic guidance platform.
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
•Market acceptance and continued global adoption of innovative new spine products and procedural solutions within our Cranial and Spinal Technologies business such as our Infinity OCT System and Prestige LP cervical disc system.
•Growth in the broader vertebral compression fracture (VCF) and adjacent markets as we continue to pursue the development of other therapies to treat more patients with VCF, including continued success of both the Kyphon V vertebroplasty system and the Osteocool RF Spinal Tumor ablation system.
•Continued acceptance and growth of our ENT and Pelvic Health therapies within our Specialty Therapies division, including our InterStim therapy with InterStim II and InterStim Micro neurostimulators, which received CE mark approval in January 2020 and U.S. FDA approval in August 2020, for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system.
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
•Acceptance and future growth of our Percept PC deep brain stimulation (DBS) device with Brainsense technology, which received CE Mark approval in January 2020 and U.S. FDA approval in June 2020.
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
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, and insulin pump consumables. The Diabetes Group’s net sales for the three months ended July 31, 2020 were $562 million, a decrease of 5 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact on net sales for the three months ended July 31, 2020 of $11 million. The Diabetes Group's net sales declines for the three months ended July 31, 2020 were primarily attributable to the insulin pump business from new patient start delays associated with COVID-19 and continued competitive pressures in the U.S. The decrease is also largely attributable to COVID-19 pressures in the international markets. The declines were partially offset by growth for the Guardian Connect system.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Diabetes Group could be affected by the following:
•Given the uncertain progression of COVID-19 around the world, it is not possible to accurately predict the timing of a broad resumption of deferrable new therapy adoptions, as to date we are seeing the speed of recovery varies by therapy and geography. COVID-19 case volumes and potential resurgence will play a role. Therapies that might be considered more deferrable include new insulin pump starts while more urgent therapies include ongoing diabetes supplies and consumables, including continuous glucose sensors and infusion sets.
•Continued pump competition in an expanding U.S. market.
•Continued patient demand for the MiniMed 670G system, the first hybrid closed loop system in the world. The system is powered by SmartGuard technology, which mimics some of the functions of a healthy pancreas by providing two levels of automated insulin delivery, with reduced user input. As of July 31, 2020, approximately 240,000 trained, active users are benefiting from SmartGuard technology.
•Continued future growth internationally for the MiniMed 670G system. This system received CE Mark approval in June 2018 and is now commercialized in Canada, Australia, Chile and in select European, and Central and South American countries. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
•Patient demand for the MiniMed 770G hybrid closed loop system, which received U.S. FDA approval in August, 2020. The system is powered by SmartGuard technology, as featured in the MiniMed 670 system, with the added benefits of smartphone connectivity and an expanded age indication to children as young as age two.
•Changes in medical reimbursement policies and programs, along with additional payor coverage of the MiniMed 670G system.
•Our ability to execute ongoing strategies to develop, gain regulatory approval, commercialize, and gain customer acceptance of new products, including our advanced hybrid closed loop system, as well as our Personalized Closed Loop system that was granted "Breakthrough Device" designation by the U.S. FDA. These technologies feature our next-generation algorithms by further automating insulin delivery.
•Continued acceptance and growth of the Guardian Connect CGM system, which displays glucose information directly to a smartphone. During the first quarter of fiscal year 2021, we introduced the Guardian Connect system for Android devices to ensure patients have access to their glucose levels seamlessly and discretely. The Guardian Connect CGM system is available on Apple iOS and Android devices.
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020.
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
Valuation of Intangible Assets and Goodwill When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Intangible assets primarily include patents, trademarks, tradenames, customer relationships, purchased technology, and in process research and development (IPR&D). Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales (amounts in millions):

38.5%
$2,505
31.6%
$2,366
37.1%
$2,417
33.9%
$2,543
9.5%
$621
7.8%
$587
July 31, 2020
July 26, 2019
Cost of products sold
Selling, general, & administrative
Research & Development

Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three months ended July 31, 2020 was $2.5 billion, as compared to $2.4 billion for the corresponding period in the prior fiscal year. The increase in cost of products sold as a percentage of net sales for the three months ended July 31, 2020, as compared to the corresponding period in the prior fiscal year, was largely due to increased expenses as a result of COVID-19, primarily due to period expensing of some of our fixed overhead costs due to idle capacity at certain manufacturing facilities, as well as negative impact from mix, as products in higher demand had lower gross margins.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense for the three months ended July 31, 2020 was $621 million, as compared to $587 million for the corresponding period in the prior fiscal year.
During the first quarter of fiscal year 2021, we entered into arrangements with third parties to fund the development of certain technologies in our Diabetes Group. As there is a substantive and genuine transfer of risk to the third parties, the development funding provided is recognized as an obligation to perform contractual services, and therefore is recorded as income in other operating income, net in the consolidated statements of income in the period the corresponding research and development expenses are incurred. If the technologies receive regulatory approval and are successfully commercialized, we will pay royalties to the third parties. For the three months ended July 31, 2020, no projects were significant, either individually or in aggregate, to our consolidated results.
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
Selling, general, and administrative expense for the three months ended July 31, 2020 was $2.4 billion, as compared to $2.5 billion for the corresponding period in the prior fiscal year. The increase in selling, general, and administrative expense as a percentage of net sales for the three months ended July 31, 2020, as compared to the corresponding period in the prior fiscal year, was primarily driven by the deleveraging experienced due to the impact of COVID-19. The decrease in selling, general, and administrative expense in absolute values was primarily due to savings from our Enterprise Excellence program, as well as reduced travel and discretionary spending due to the pandemic.

The following is a summary of other costs and expenses:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Amortization of intangible assets	$440	$440
Restructuring charges, net	53	47
Certain litigation charges, net	(88)	47
Other operating income, net	(114)	(22)
Other non-operating income, net	(82)	(101)
Interest expense	171	609
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $440 million for the three months ended July 31, 2020 and July 26, 2019.
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
The Enterprise Excellence Program is focused on three objectives:
•Global Operations – integrating and enhancing global manufacturing and supply processes, systems and site presence to improve quality, delivery cost and cash flow
•Functional Optimization – enhancing and leveraging global operating models and systems across several enabling functions to improve productivity and employee experience
•Commercial Optimization – optimizing certain processes, systems and models to improve productivity and the customer experience

The Enterprise Excellence Program is designed to drive operating margin improvement as well as fund investment in strategic growth initiatives, with expected annual gross savings of more than $3.0 billion from cost reductions and leverage of our fixed infrastructure by the end of fiscal year 2022. Approximately $500 million to $700 million of gross annual savings are expected to be achieved through the end of fiscal year 2022.

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

For the three months ended July 31, 2020, we recognized charges of $79 million, partially offset by accrual adjustments of $2 million related to contract terminations being settled for less than originally estimated. For the three months ended July 31, 2020, charges included $5 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three months ended July 31, 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $27 million recognized within cost of products sold and $47 million recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 26, 2019, we recognized charges of $136 million, partially offset by accrual adjustments of $12 million related to certain employees identified for termination finding other positions within Medtronic. For the three months ended July 26, 2019, charges included $59 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three months ended July 26, 2019, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $29 million, recognized within cost of products sold and $42 million recognized within selling, general and administrative expense in consolidated statements of income. For the three months ended July 26, 2019, selling, general and administrative expense also included $6 million of fixed asset write-downs.

lSimplification

In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while at the same time more efficiently and effectively leveraging our Enterprise scale. This new operating model will simplify our organizational structure and accelerate decision-making and execution. Primary activities of the restructuring program will include reorganizing our Group structure to create highly focused, accountable and empowered Operating Units (OUs), consolidating Operations at the Enterprise level, establishing Technology Development Centers in areas where we have deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage our scale but move with the same agility as our smaller, local competitors.

The Simplification program which is designed to streamline our operating model, improve competitiveness, and enhance the customer and employee experience will result in substantial reduction in selling, general, and administrative expenses, the majority of which are expected to be achieved through the end of fiscal year 2022. Annual savings of approximately $450 million to $475 million are expected to be realized by the various components of the Simplification program.

We estimate that, in connection with the Simplification restructuring program, we will recognize pre-tax exit and disposal costs and other costs across all segments of approximately $400 million to $450 million, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately three quarters of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 31, 2020, we recognized charges of $51 million which included $50 million recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three months ended July 31, 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $1 million recognized within selling, general and administrative expense in the consolidated statements of income.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges, Net We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three months ended July 31, 2020, we recognized a net benefit of $88 million primarily related to favorable settlements in the quarter. During the three months ended July 26, 2019, we recognized charges of $47 million related to probable and estimated damages.
Other Operating Income, Net Other operating income, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, change in amounts accrued for certain contingent liabilities for a recent acquisition, and income from funded research and development arrangements. For the three months ended July 31, 2020, other operating income, net was $114 million, as compared to $22 million for the three months ended July 26, 2019. The change in other operating income, net was driven by a change in amounts accrued for certain contingent liabilities for a recent acquisition resulting in a $132 million gain. This was offset by our remeasurement and hedging programs, which, combined, resulted in a $31 million gain for the three months ended July 31, 2020, as compared to a $75 million gain for the three months ended July 26, 2019.

Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three months ended July 31, 2020, other non-operating income, net was $82 million, as compared to $101 million for the three months July 26, 2019. The change in other non-operating income, net is primarily attributable to interest income, which was $52 million for the three months ended July 31, 2020, as compared to $84 million for the three months ended July 26, 2019. This was partially offset by gains and losses on our minority investment portfolio, which was a gain of $10 million for the three months ended July 31, 2020 as compared to a loss of $1 million for the three months ended July 26, 2019.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. For the three months ended July 31, 2020, interest expense was $171 million, as compared to $609 million for the three months ended July 26, 2019. Interest expense for the three months ended July 26, 2019 includes $413 million of charges recognized in connection with the tender and early redemption of $5.2 billion of senior notes. The decrease in interest expense during the three months ended July 31, 2020 was also due to a decrease in the weighted-average interest rate of outstanding debt obligations, as compared to the corresponding period in the prior fiscal year, driven by our debt issuance and tender transactions in the first quarter of fiscal year 2020.
INCOME TAXES

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Income tax provision	$93	$100
Income before income taxes	584	977
Effective tax rate	15.9%	10.2%

Non-GAAP income tax provision	$137	$306
Non-GAAP income before income taxes	977	2,022
Non-GAAP Nominal Tax Rate	14.0%	15.1%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(1.9)%	4.9%

Our effective tax rate for the three months ended July 31, 2020 was 15.9 percent, as compared to 10.2 percent for the three months ended July 26, 2019. The increase in our effective tax rate for the three months ended July 31, 2020, as compared to the corresponding period in the prior fiscal year, was primarily due to the impact of certain tax adjustments, debt tender premium and other charges in the prior year, and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three months ended July 31, 2020 was 14.0 percent, as compared to 15.1 percent for the three months ended July 26, 2019. The decrease in our Non-GAAP Nominal Tax Rate was due to the impact of year-over-year changes in operational results by jurisdiction, which was partially offset by a current quarter charge associated with the inclusion of stock based compensation in qualified cost sharing agreements. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 31, 2020 of approximately $10 million.
Certain Tax Adjustments
During the three months ended July 31, 2020, the net cost from certain tax adjustments of $4 million, recognized in income tax provision in the consolidated statements of income, included the following:

•A benefit of $3 million associated with the finalization of an intercompany sale of intellectual property and the establishment of a deferred tax asset. The cumulative amount of deferred tax benefit previously recognized from intercompany intellectual property transactions and recorded as Certain Tax Adjustments is $1.5 billion. The corresponding deferred tax assets will be amortized over a period of approximately 20 years.

•A cost of $7 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.

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
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position. Despite the impact from COVID-19 on operating cash flow and net income, we believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, and current investments, as well as our credit facility and related commercial paper programs outlined below, will satisfy our foreseeable operating needs. We believe we have ample liquidity, with $13.0 billion of cash and investments as of July 31, 2020, and an undrawn $3.5 billion credit facility. We have current debt obligations of $5.8 billion due within twelve months of July 31, 2020. Given our strong financial position, we are continuing to focus on making capital allocation decisions to drive our long-term strategies.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Cash provided by (used in):
Operating activities	$278	$1,510
Investing activities	8	(551)
Financing activities	1,959	(274)
Effect of exchange rate changes on cash and cash equivalents	114	2
Net change in cash and cash equivalents	$2,359	$687
Operating Activities The $1.2 billion decrease in net cash provided was primarily driven by a decrease in cash collected from customers, partially offset by a decrease in cash paid for income taxes, and a decrease in cash paid to employees. The decrease in cash collected from customers was primarily related to COVID-19 driving decreased sales in the three months ended July 31, 2020, and also in the fourth quarter of fiscal year 2020, when compared to the corresponding periods in the prior fiscal year. The decrease in cash paid for income taxes was primarily due to the decrease in estimated U.S. federal tax payments, as well as tax payments associated with a European audit settlement in the first quarter of fiscal year 2020. Cash paid to employees decreased due to lower annual incentive plan payouts compared the corresponding period in the prior fiscal year.
Investing Activities The $559 million increase in net cash provided was primarily attributable to an increase in net proceeds from purchases and sales of investments of $458 million and a decrease in cash paid for acquisitions of $145 million during the three months ended July 31, 2020, as compared to the corresponding period in the prior fiscal year.
Financing Activities The $2.2 billion increase in net cash provided was primarily attributable to a new term loan with Mizuho Bank, Ltd. under which the Company borrowed $2.8 billion in the first quarter of fiscal year 2021; see the Debt and Capital section for more information. Also contributing to the total decrease in net cash used was the decrease in net cash used for share repurchases of $333 million. Partially offsetting these decreases was a decrease in the issuance of ordinary shares of $184 million, and a net increase in repayments of short-term borrowings of $104 million, when compared to the corresponding period in the prior fiscal year. Financing cash flows for the three months ended July 26, 2019 were also impacted by the issuance of $5.6 billion of Euro-denominated senior notes, offset by the tender of $5.2 billion of senior notes for $5.6 billion of total consideration.

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

	Three months ended
(in millions)	July 31, 2020	July 26, 2019
Net cash provided by operating activities	$278	$1,510
Additions to property, plant, and equipment	(334)	(301)
Free cash flow	$(56)	$1,209
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs and unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions. Current debt at July 31, 2020, including the current portion of our long-term debt and capital lease obligations, was $5.8 billion as compared to $2.8 billion at April 24, 2020. Long-term debt at July 31, 2020 was $22.9 billion as compared to $22.0 billion at April 24, 2020. The increase in total debt was primarily driven by an unsecured term loan agreement entered into with Mizuho Bank as described below.
In May 2020, we entered into an unsecured term loan agreement with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion, or approximately $2.8 billion, with a term of six months, which may be extended for an additional six months at the Company’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. The proceeds of the loan were used for general corporate purposes. The Japanese Yen denominated debt is designated as a net investment hedge of certain of our Japanese operations.
We maintain multicurrency commercial paper programs for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both July 31, 2020 and April 24, 2020, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2024. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At July 31, 2020 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we were in compliance with at July 31, 2020.
We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In March 2019, our Board of Directors authorized an incremental $6.0 billion in excess of prior authorizations for repurchase of our ordinary shares. There is no specific time period associated with these repurchase authorizations. The Company made no repurchases of ordinary shares during the three months ended July 31, 2020, and at July 31, 2020, we had approximately $6.0 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020.

Liquidity
Our liquidity sources at July 31, 2020 include $6.5 billion of cash and cash equivalents and $6.5 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at July 31, 2020) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.
Our investments include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. For the three months ended July 31, 2020, the total impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At July 31, 2020, we had $72 million of gross unrealized losses on our aggregate available-for-sale debt securities of $6.5 billion. If market conditions deteriorate, some of these holdings may experience impairments in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
The table below includes our short-term and long-term debt ratings from S&P and Moody's at both July 31, 2020 and April 24, 2020:

Agency Rating(1)
	July 31, 2020	April 24, 2020
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at July 31, 2020 were unchanged as compared to the ratings at April 24, 2020. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.
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
Note 16 to the current period's consolidated financial statements provides information regarding amounts we have accrued related to legal matters. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material effect on our consolidated earnings, financial position, and/or cash flows.
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

Off-Balance Sheet Arrangements and Long-Term Contractual Obligations
There have been no material changes to our off-balance sheet arrangements as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 24, 2020. Refer to the Debt and Capital section above for changes in debt obligations during the first quarter of fiscal year 2021; there were no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 24, 2020.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the three months ended July 31, 2020 and summarized balance sheet information at July 31, 2020 and April 24, 2020 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the three months ended July 31, 2020 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$480	$—
Operating profit (loss)	(488)	(7)
Loss before income taxes	(671)	(145)
Net loss attributable to Medtronic	(532)	(133)

The summarized balance sheet information for the three months ended July 31, 2020 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$9,462	$598
Total noncurrent assets(4)	18,533	15,038
Total current liabilities(5)	34,943	19,846
Total noncurrent liabilities(6)	43,090	48,964
Noncontrolling interests	147	147

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
(3)Includes receivables due from non-guarantor subsidiaries of $8.3 billion and $58 million for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $13.7 billion and $15.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $27.6 billion and $14.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $19.6 billion and $36.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

The summarized balance sheet information for the fiscal year ended April 24, 2020 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$19,563	$49
Total noncurrent assets(4)	18,516	14,966
Total current liabilities(5)	41,263	16,180
Total noncurrent liabilities(6)	44,480	50,059
Noncontrolling interests	135	135

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
(4)Includes loans receivable due from non-guarantor subsidiaries of $13.7 billion and $15.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $37.0 billion and $13.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $21.7 billion and $37.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations, and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations, and/or cash flows. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as well as those related to:

•the COVID-19 pandemic and the actions of businesses, communities, and governments in response;
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

Consequently, no forward-looking statement may be guaranteed, and actual results may vary materially from those projected in the forward-looking statements. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements. While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. We use operational and economic hedges, including currency exchange rate derivative instruments to manage the impact of currency exchange rate fluctuations. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated transactions in other currencies and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 31, 2020 and April 24, 2020 was $17.4 billion and $11.9 billion, respectively. At July 31, 2020, these contracts were in a net unrealized loss position of $53 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 31 2020 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	July 31, 2020
10% appreciation in the U.S. dollar	$942
10% depreciation in the U.S. dollar	(942)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three months ended July 31, 2020.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 31, 2020 was comprised of debt predominately denominated in U.S. dollars, Euros, and Japanese Yen, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at July 31, 2020, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	July 31, 2020
10 basis point increase in interest rates	$14
10 basis point decrease in interest rates	(14)
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. While there were no material changes in our internal control over financial reporting, we continue to monitor and assess the impact of the COVID-19 pandemic, which has resulted in many of our employees working remotely.
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
There were no shares repurchased by the Company during the first quarter of fiscal year 2021.

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

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	September 3, 2020	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chief Executive Officer

Date:	September 3, 2020	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer