Form 10-Q
period 2020-10-30
Medtronic plc
filed 2020-12-03
CIK 1613103

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 30, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File Number 001-36820
®

MEDTRONIC PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive offices) (Zip Code)
+353 1 438-1700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	MDT	New York Stock Exchange
Floating Rate Notes due 2021	MDT/21	New York Stock Exchange
0.00% Senior Notes due 2022	MDT/22B	New York Stock Exchange
0.375% Senior Notes due 2023	MDT/23B	New York Stock Exchange
0.000% Senior Notes due 2023	MDT/23C	New York Stock Exchange
0.25% Senior Notes due 2025	MDT/25	New York Stock Exchange
0.000% Senior Notes due 2025	MDT/25A	New York Stock Exchange
1.125% Senior Notes due 2027	MDT/27	New York Stock Exchange
0.375% Senior Notes due 2028	MDT/28	New York Stock Exchange
1.625% Senior Notes due 2031	MDT/31	New York Stock Exchange
1.00% Senior Notes due 2031	MDT/31A	New York Stock Exchange
0.750% Senior Notes due 2032	MDT/32	New York Stock Exchange
2.250% Senior Notes due 2039	MDT/39A	New York Stock Exchange
1.50% Senior Notes due 2039	MDT/39B	New York Stock Exchange
1.375% Senior Notes due 2040	MDT/40A	New York Stock Exchange
1.75% Senior Notes due 2049	MDT/49	New York Stock Exchange
1.625% Senior Notes due 2050	MDT/50	New York Stock Exchange

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
Yes ☐ No ☒
As of December 1, 2020, 1,346,019,949 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Net sales	$7,647	$7,706	$14,154	$15,199
Costs and expenses:
Cost of products sold	2,705	2,394	5,209	4,760
Research and development expense	639	603	1,260	1,190
Selling, general, and administrative expense	2,600	2,620	5,017	5,163
Amortization of intangible assets	443	441	884	881
Restructuring charges, net	97	27	150	74
Certain litigation charges, net	84	121	(4)	168
Other operating expense, net	149	149	35	127
Operating profit	930	1,351	1,603	2,836
Other non-operating income, net	(65)	(108)	(147)	(209)
Interest expense	470	165	641	774
Income before income taxes	525	1,294	1,109	2,271
Income tax provision (benefit)	31	(77)	124	23
Net income	494	1,371	985	2,248
Net income attributable to noncontrolling interests	(5)	(7)	(9)	(20)
Net income attributable to Medtronic	$489	$1,364	$976	$2,228
Basic earnings per share	$0.36	$1.02	$0.73	$1.66
Diluted earnings per share	$0.36	$1.01	$0.72	$1.65
Basic weighted average shares outstanding	1,344.4	1,340.8	1,343.1	1,340.8
Diluted weighted average shares outstanding	1,352.1	1,351.4	1,351.1	1,351.6

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Net income	$494	$1,371	$985	$2,248

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investment securities	(12)	17	113	73
Translation adjustment	144	(214)	1,261	(148)
Net investment hedge	(164)	53	(1,276)	152
Net change in retirement obligations	17	12	20	25
Unrealized loss on cash flow hedges	(45)	5	(395)	(2)
Other comprehensive (loss) income	(60)	(127)	(277)	100
Comprehensive income including noncontrolling interests	434	1,244	708	2,348
Comprehensive income attributable to noncontrolling interests	(6)	(7)	(15)	(20)
Comprehensive income attributable to Medtronic	$428	$1,237	$693	$2,328

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 30, 2020	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,420	$4,140
Investments	7,857	6,808
Accounts receivable, less allowances and credit losses of $312 and $208, respectively	5,348	4,645
Inventories, net	4,484	4,229
Other current assets	1,927	2,209
Total current assets	26,036	22,031
Property, plant, and equipment	12,198	11,644
Accumulated depreciation	(7,260)	(6,816)
Property, plant, and equipment, net	4,938	4,828
Goodwill	41,212	39,841
Other intangible assets, net	18,412	19,063
Tax assets	3,176	2,832
Other assets	2,112	2,094
Total assets	$95,886	$90,689
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$4,041	$2,776
Accounts payable	1,902	1,996
Accrued compensation	2,133	2,099
Accrued income taxes	406	502
Other accrued expenses	3,589	2,993
Total current liabilities	12,071	10,366
Long-term debt	25,967	22,021
Accrued compensation and retirement benefits	2,024	1,910
Accrued income taxes	2,569	2,682
Deferred tax liabilities	1,251	1,174
Other liabilities	1,688	1,664
Total liabilities	45,570	39,817
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,345,547,814 and 1,341,074,724 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,481	26,165
Retained earnings	27,526	28,132
Accumulated other comprehensive loss	(3,843)	(3,560)
Total shareholders’ equity	50,164	50,737
Noncontrolling interests	152	135
Total equity	50,316	50,872
Total liabilities and equity	$95,886	$90,689

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	487	—	487	4	491
Other comprehensive (loss) income	—	—	—	—	(222)	(222)	5	(217)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(778)	—	(778)	—	(778)
Issuance of shares under stock purchase and award plans	2	—	26	—	—	26	—	26
Stock-based compensation	—	—	70	—	—	70	—	70
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(1)	—	—	—	(24)	—	(24)	—	(24)
July 31, 2020	1,343	$—	$26,261	$27,817	$(3,782)	$50,296	$147	$50,443
Net income	—	—	—	489	—	489	5	494
Other comprehensive (loss) income	—	—	—	—	(61)	(61)	1	(60)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(780)	—	(780)	—	(780)
Issuance of shares under stock purchase and award plans	2	—	93	—	—	93	—	93
Stock-based compensation	—	—	140	—	—	140	—	140
Changes to noncontrolling ownership interests	—	—	(13)	—	—	(13)	(1)	(14)
October 30, 2020	1,345	$—	$26,481	$27,526	$(3,843)	$50,164	$152	$50,316
(1) See Note 2 to the consolidated financial statements for discussion regarding the adoption of accounting standards during the first quarter of fiscal year 2021.
The accompanying notes are an integral part of these consolidated financial statements.

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

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 30, 2020	October 25, 2019
Operating Activities:
Net income	$985	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,340	1,328
Provision for doubtful accounts	86	44
Deferred income taxes	(69)	(245)
Stock-based compensation	210	169
Loss on debt extinguishment	308	406
Other, net	112	119
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(669)	39
Inventories, net	(145)	(267)
Accounts payable and accrued liabilities	108	(294)
Other operating assets and liabilities	(127)	(170)
Net cash provided by operating activities	2,139	3,377
Investing Activities:
Acquisitions, net of cash acquired	(370)	(201)
Additions to property, plant, and equipment	(615)	(584)
Purchases of investments	(5,360)	(4,226)
Sales and maturities of investments	4,337	3,260
Other investing activities	(4)	(16)
Net cash used in investing activities	(2,012)	(1,767)
Financing Activities:
Change in current debt obligations, net	(57)	42
Proceeds from short-term borrowings (maturities greater than 90 days)	2,789	—
Issuance of long-term debt	7,172	5,568
Payments on long-term debt	(6,336)	(5,594)
Dividends to shareholders	(1,558)	(1,447)
Issuance of ordinary shares	119	432
Repurchase of ordinary shares	(68)	(962)
Other financing activities	(70)	(54)
Net cash provided by (used in) financing activities	1,991	(2,015)
Effect of exchange rate changes on cash and cash equivalents	162	(26)
Net change in cash and cash equivalents	2,280	(431)
Cash and cash equivalents at beginning of period	4,140	4,393
Cash and cash equivalents at end of period	$6,420	$3,962

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$384	$494
Interest	321	322
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
The Covid-19 pandemic ("COVID-19" or the "pandemic") has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower sales and customer demand than the prior year in many businesses and macroeconomic factors, and has assessed the potential impact on certain accounting estimates including, but not limited to, the allowance for doubtful accounts, inventory reserves, return reserves, the valuation of goodwill, intangible assets, other long-lived assets, investments and contingent consideration, as of October 30, 2020 and through the date of this report. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and six months ended October 30, 2020, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
The accompanying unaudited consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2020. The Company’s fiscal years 2021, 2020, and 2019 will end or ended on April 30, 2021, April 24, 2020, and April 26, 2019, respectively. Fiscal year 2021 is a 53-week year, with the extra week having occurred in the first fiscal month of the first quarter.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three and six months ended October 30, 2020 and October 25, 2019:

	Three months ended(1)		Six months ended(1)
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Cardiac Rhythm & Heart Failure	$1,426	$1,426	$2,673	$2,807
Coronary & Structural Heart	831	955	1,611	1,896
Aortic, Peripheral, & Venous	468	474	873	942
Cardiac & Vascular Group	2,725	2,855	5,158	5,645
Surgical Innovations	1,393	1,454	2,473	2,871
Respiratory, Gastrointestinal, & Renal	893	688	1,613	1,371
Minimally Invasive Therapies Group	2,285	2,142	4,086	4,242
Cranial & Spinal Technologies	1,071	1,117	2,015	2,167
Specialty Therapies	581	575	1,035	1,138
Neuromodulation	411	420	725	818
Restorative Therapies Group	2,063	2,112	3,774	4,124
Diabetes Group	574	596	1,136	1,188
Total	$7,647	$7,706	$14,154	$15,199
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by market geography for each segment for the three and six months ended October 30, 2020 and October 25, 2019:

	U.S.(1)(4)		Non-U.S. Developed Markets(2)(4)		Emerging Markets(3)(4)
	Three months ended		Three months ended		Three months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Cardiac & Vascular Group	$1,377	$1,455	$945	$890	$404	$510
Minimally Invasive Therapies Group	996	922	837	782	452	438
Restorative Therapies Group	1,397	1,440	426	416	240	256
Diabetes Group	284	311	238	226	51	59
Total	$4,054	$4,129	$2,446	$2,315	$1,147	$1,262

	U.S.(1)(4)		Non-U.S. Developed Markets(2)(4)		Emerging Markets(3)(4)
	Six months ended		Six months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Cardiac & Vascular Group	$2,582	$2,816	$1,798	$1,820	$778	$1,009
Minimally Invasive Therapies Group	1,718	1,835	1,556	1,573	811	834
Restorative Therapies Group	2,533	2,778	802	842	439	504
Diabetes Group	572	618	465	457	100	113
Total	$7,405	$8,046	$4,621	$4,692	$2,128	$2,460
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
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At October 30, 2020, $955 million of rebates were classified as other accrued expenses, and $464 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 24, 2020, $706 million of rebates were classified as other accrued expenses, and $321 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. For the three and six months ended October 30, 2020 and October 25, 2019, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at October 30, 2020 and April 24, 2020 was $317 million and $303 million, respectively. At October 30, 2020 and April 24, 2020, $225 million and $213 million, respectively, was included in other accrued expenses and $92 million and $90 million, respectively, was included in other liabilities. During the six months ended October 30, 2020, the Company recognized $162 million of revenue that was included in deferred revenue as of April 24, 2020.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At October 30, 2020, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $1.1 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
4. Acquisitions
The Company had acquisitions during the three and six months ended October 30, 2020 and October 25, 2019 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and six months ended October 30, 2020 and October 25, 2019. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Fiscal Year 2021
The acquisition date fair value of net assets acquired during the six months ended October 30, 2020 was $539 million, consisting of $577 million of assets acquired and $38 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $156 million of technology-based intangible assets and $13 million of customer-related intangible assets with estimated useful lives ranging from 8 to 15 years and $381 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $158 million of contingent consideration liabilities in connection with business combinations during the six months ended October 30, 2020, which are comprised of revenue and product development milestone-based payments. Additionally, during the six months ended October 30, 2020, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities from a recent acquisition. The benefit was recognized in other operating expense, net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020. For the three and six months ended October 30, 2020, purchase price allocation adjustments were not significant.
Fiscal Year 2020
The acquisition date fair value of net assets acquired during the six months ended October 25, 2019 was $272 million, consisting of $324 million of assets acquired and $52 million of liabilities assumed. Assets acquired were primarily comprised of $139 million of technology-based intangible assets and $26 million of customer-related intangible assets with estimated useful lives ranging from 8 to 16 years, $40 million of inventory, and $92 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $65 million of contingent consideration liabilities in connection with business combinations during the six months ended October 25, 2019, which are comprised of revenue milestone-based payments. For the three and six months ended October 25, 2019, purchase price allocation adjustments were not significant.
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
The fair value of contingent consideration at October 30, 2020 and April 24, 2020 was $461 million and $280 million, respectively. At October 30, 2020, $342 million was recorded in other accrued expenses, and $119 million was recorded in other liabilities in the consolidated balance sheets. At April 24, 2020, $112 million was recorded in other accrued expenses, and $168 million was recorded in other liabilities in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Beginning balance	$297	$269	$280	$222
Purchase price contingent consideration	158	7	158	65
Payments	(1)	(15)	(2)	(29)
Change in fair value	7	(1)	25	2
Ending balance	$461	$260	$461	$260
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

	Fair Value at
(in millions)	October 30, 2020	Unobservable Input	Range	Weighted Average (1)
		Discount rate	14.0% - 32.4%	20.7%
Revenue and other performance-based payments	$203	Probability of payment	40% - 100%	99.4%
		Projected fiscal year of payment	2021 - 2027	2024
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$258	Probability of payment	50% - 100%	93.2%
		Projected fiscal year of payment	2021 - 2027	2024
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

For the three and six months ended October 30, 2020, the Company recognized charges of $90 million and $169 million, respectively. Additionally, the Company incurred accrual adjustments of $3 million and $5 million for the three and six months ended October 30, 2020, respectively, related to certain employees identified for termination finding other positions within Medtronic and contract terminations being settled for less than originally estimated. For the three and six months ended October 30, 2020, charges included $32 million and $59 million, respectively, recognized within cost of products sold and $48 million and $95 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

million and $77 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the six months ended October 30, 2020:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 24, 2020	$89	$19	$4	$112
Charges	17	150	2	169
Cash payments	(42)	(146)	(3)	(191)
Accrual adjustments	(3)	—	(2)	(5)
October 30, 2020	$61	$23	$1	$85
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while also more efficiently and effectively leveraging the Enterprise scale. Under the oversight of the portfolio leaders, this new operating model, which will be fully operational the beginning of the fourth quarter of fiscal year 2021, will simplify the Company's organizational structure and accelerate decision-making and execution. Primary activities of the restructuring program will include reorganizing the Company into a portfolio-level structure, including the creation of highly focused, accountable, and empowered Operating Units (OUs), consolidating Operations at the Enterprise level, establishing Technology Development Centers in areas where the Company has deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage the Company's scale but move with the same agility as smaller, local competitors.
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
For the three and six months ended October 30, 2020, the Company recognized charges of $102 million and $153 million, respectively, which included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing restructuring charges below, because they are associated with costs that are accounted for under the pension and post-retirement rules. See Note 14 for further discussion on the incremental defined benefit pension and post-retirement expenses. The charges recognized for the three and six months ended October 30, 2020 were partially offset by accrual adjustments of $8 million for both periods related to certain employees identified for termination finding other positions within the Company. The charges recognized for the three and six months ended October 30, 2020 also included $2 million and $3 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.
The following table summarizes the activity related to the Simplification restructuring program for the six months ended October 30, 2020:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 24, 2020	$—	$—	$—
Charges	53	3	56
Cash payments	(9)	(3)	(12)
Accrual adjustments	(8)	—	(8)
October 30, 2020	$36	$—	$36
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and held-to-maturity. Investments classified as available-for-sale are remeasured on a recurring basis. Investments classified as held-to-maturity are measured at amortized cost. The following tables summarize the Company's investments in available-for-sale and held-to-maturity debt securities by significant investment category and the related consolidated balance sheet classification at October 30, 2020 and April 24, 2020:

	October 30, 2020
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$497	$39	$—	$536	$536	$—
Level 2:
Corporate debt securities	4,234	124	(32)	4,326	4,326	—
U.S. government and agency securities	888	1	(1)	888	888	—
Mortgage-backed securities	661	27	(19)	669	669	—
Non-U.S. government and agency securities	36	1	—	37	37	—
Other asset-backed securities	518	4	(7)	515	515	—
Total Level 2	6,337	157	(59)	6,435	6,435	—
Level 3:
Auction rate securities	36	—	—	36	—	36
Total available-for-sale debt securities	6,870	196	(59)	7,007	6,971	36
Held-to-maturity securities:
Level 2:
Time deposit	886	—	—	886	886	—
Total debt securities	$7,756	$196	$(59)	$7,893	$7,857	$36

	April 24, 2020
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$542	$47	$—	$589	$589	$—
Level 2:
Corporate debt securities	4,285	66	(90)	4,261	4,261	—
U.S. government and agency securities	746	1	—	747	747	—
Mortgage-backed securities	705	20	(28)	697	697	—
Non-U.S. government and agency securities	34	—	—	34	34	—
Other asset-backed securities	499	1	(20)	480	480	—
Total Level 2	6,269	88	(138)	6,219	6,219	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,847	$135	$(141)	$6,841	$6,808	$33

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 30, 2020 and April 24, 2020:

	October 30, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$—	$—	$196	$(1)
Corporate debt securities	5	—	858	(32)
Mortgage-backed securities	25	(3)	119	(16)
Other asset-backed securities	8	—	347	(7)
Total	$38	$(3)	$1,520	$(56)

	April 24, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,368	$(2)	$2,893	$(88)
Mortgage-backed securities	35	(1)	663	(27)
Other asset-backed securities	17	—	463	(20)
Auction rate securities	33	(3)	—	—
Total	$1,453	$(6)	$4,019	$(135)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended October 30, 2020 and October 25, 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
There were no purchases, sales, settlements, or significant gains or losses recognized in earnings or other comprehensive income for debt securities classified as Level 3 during the three and six months ended October 30, 2020 and October 25, 2019.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Proceeds from sales	$1,932	$1,691	$4,335	$3,258
Gross realized gains	3	4	8	8
Gross realized losses	(1)	(4)	(7)	(12)
Credit losses represent the difference between the present value of cash flows expected to be collected on certain mortgage-backed securities and auction rate securities and the amortized cost of these securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which the Company is invested, the Company believes it has recognized all necessary impairments, as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost. At October 30, 2020 and April 24, 2020, there were no debt securities in a credit loss position. No available-for-sale or held-to-maturity securities were sold for significantly less than carrying value during the three and six months ended October 30, 2020 and October 25, 2019.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The October 30, 2020 balance of available-for-sale and held-to-maturity debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	October 30, 2020
(in millions)	Available-For-Sale	Held-To-Maturity
Due in one year or less	$1,930	$886
Due after one year through five years	3,315	—
Due after five years through ten years	1,695	—
Due after ten years	67	—
Total	$7,007	$886
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
The following table summarizes the Company's equity and other investments at October 30, 2020 and April 24, 2020, which are classified as other assets in the consolidated balance sheets:

(in millions)	October 30, 2020	April 24, 2020
Investments with readily determinable fair value (marketable equity securities)	$25	$18
Investments without readily determinable fair values	478	391
Equity method and other investments	74	71
Total equity and other investments	$577	$480
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Proceeds from sales	$2	$—	$2	$2
Gross gains	2	14	14	14
Gross losses	(2)	—	(2)	—
Impairment losses recognized	—	(2)	(2)	(3)
The net gains recognized for the three months ended October 30, 2020 were not significant, and the net gains recognized for the six months ended October 30, 2020 were $12 million, comprised of unrealized gains on equity securities and other investments still held at October 30, 2020. The net gains recognized for the three and six months ended October 25, 2019 were $14 million comprised of unrealized gains on equity securities and other investments still held at October 25, 2019. There were no impairment charges incurred on the Company's equity securities, equity method investments, and other investments during the three months ended October 30, 2020. Impairment charges incurred on the Company's equity securities, equity method investments, and other investments during the six months ended October 30, 2020 and the three and six months ended October 25, 2019 were not significant.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. No commercial paper was outstanding at both October 30, 2020 and April 24, 2020. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At October 30, 2020 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company was in compliance with at October 30, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	October 30, 2020	April 24, 2020
Current debt obligations	2021	$4,041	$2,776

Long-term debt
3.150 percent seven-year 2015 senior notes	2022	—	1,534
3.200 percent ten-year 2012 senior notes	2023	—	650
0.000 percent four-year 2019 senior notes	2023	886	815
0.375 percent four-year 2019 senior notes	2023	1,772	1,631
0.000 percent two-year 2020 senior notes	2023	1,477	—
2.750 percent ten-year 2013 senior notes	2023	—	530
2.950 percent ten-year 2013 senior notes	2024	—	310
3.625 percent ten-year 2014 senior notes	2024	—	432
3.500 percent ten-year 2015 senior notes	2025	1,890	2,700
0.250 percent seven-year 2019 senior notes	2026	1,181	1,087
0.000 percent five-year 2020 senior notes	2026	1,181	—
1.125 percent eight-year 2019 senior notes	2027	1,772	1,631
3.350 percent ten-year 2017 senior notes	2027	368	368
0.375 percent eight-year 2020 senior notes	2029	1,181	—
1.625 percent twelve-year 2019 senior notes	2031	1,181	1,087
1.000 percent thirteen-year 2019 senior notes	2032	1,181	1,087
0.750 percent twelve-year 2020 senior notes	2033	1,181	—
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,181	1,087
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,181	1,087
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,181	—
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,181	1,087
1.625 percent thirty-year 2020 senior notes	2051	1,181	—
Bank borrowings	2022	43	55
Finance lease obligations	2022 - 2035	56	45
Deferred financing costs	2021 - 2051	(133)	(104)
Debt discount, net	2021 - 2051	(72)	(15)
Long-term debt		$25,967	$22,021

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with at October 30, 2020.
In June 2019, Medtronic Luxco issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €5.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2050, resulting in cash proceeds of approximately $5.6 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the cash tender offer and early redemption of $5.2 billion of Medtronic Inc., CIFSA, and Medtronic Luxco Senior Notes for $5.6 billion of total consideration. The Company recognized a loss on debt extinguishment of $413 million during the first quarter of fiscal year 2020, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income for the six months ended October 25, 2019.
In September 2020, Medtronic Luxco issued an additional six tranches of Euro-denominated Senior Notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the early redemption of $4.3 billion of Medtronic Inc. and CIFSA Senior Notes and €1.5 billion of Medtronic Luxco Senior Notes for $6.3 billion of total consideration in October 2020. Additionally, the Company intends to use the proceeds to repay its €750 million floating rate senior notes at maturity in March 2021. The Company recognized a loss on debt extinguishment of $308 million during the current quarter, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statements of income for the three and six months ended October 30, 2020.
The Euro-denominated debt issued in June 2019 and September 2020 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding the net investment hedge.
Term Loan Agreements
On May 12, 2020, Medtronic Luxco entered into a term loan agreement (Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion, or approximately $2.8 billion, with a term of six months, which may be extended for an additional six months at Medtronic Luxco’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. Borrowings under the Loan Agreement will bear interest at the TIBOR Rate (as defined in the Loan Agreement) plus a margin of 0.50% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the Loan Agreement. On November 12, 2020, the Company exercised its option to extend the term loan for an additional six months. The Japanese Yen-denominated debt is designated as a net investment hedge of certain of our Japanese operations.
Financial Instruments Not Measured at Fair Value
At October 30, 2020, the estimated fair value of the Company’s Senior Notes was $29.9 billion compared to a principal value of $27.0 billion. At April 24, 2020, the estimated fair value was $27.1 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $18.5 billion and $11.9 billion at October 30, 2020 and April 24, 2020, respectively.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at October 30, 2020 and April 24, 2020 was $10.7 billion and $4.9 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at October 30, 2020 and April 24, 2020 was $197 million and $181 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities in the consolidated statements of cash flows.
The amounts and classification of the (gains) losses in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three and six months ended October 30, 2020 and October 25, 2019 were as follows:

		Three months ended		Six months ended
(in millions)	Classification	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Currency exchange rate contracts	Other operating expense, net	$(2)	$(12)	$125	$(6)
Total return swaps	Other operating expense, net	(1)	1	(28)	(4)
Total		$(3)	$(11)	$97	$(10)
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 30, 2020 and April 24, 2020 was $7.8 billion and $7.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during the three and six months ended October 30, 2020 and October 25, 2019.
The amount of the (gains) losses recognized in accumulated other comprehensive loss (AOCI) related to the currency exchange rate contract derivative instruments designated as cash flow hedges for the three and six months ended October 30, 2020 and October 25, 2019 were as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Currency exchange rate contracts	$63	$(76)	$451	$(103)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of the (gains) losses recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for the three and six months ended October 30, 2020 and October 25, 2019 were as follows:

	Three months ended		Six months ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
(in millions)	Other operating expense, net	Other operating expense, net	Other operating expense, net	Other operating expense, net
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$149	$149	$35	$127

Currency exchange rate contracts designated as cash flow hedges:
Amount of gain reclassified from AOCI into income	(2)	(68)	(55)	(125)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For the three and six months ended October 30, 2020 and October 25, 2019, the reclassifications of net (gains) losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.
At October 30, 2020 and April 24, 2020, the Company had $129 million in after-tax net unrealized losses and $266 million in after-tax net unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $34 million of after-tax net unrealized losses at October 30, 2020 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated and Japanese Yen-denominated debt as net investment hedges of certain of its European and Japanese operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At October 30, 2020, the Company had €16.0 billion, or $18.9 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, and ¥300 billion, or $2.9 billion, of outstanding Yen-denominated debt designated as a hedge of its net investment in certain of its Japanese operations. The Euro-denominated debt will mature in fiscal years 2023 through 2051 and the Yen-denominated debt will mature in fiscal year 2022.
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
At October 30, 2020 and April 24, 2020, the Company had $1.0 billion in after-tax unrealized losses and $236 million in after-tax unrealized gains, respectively, associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized gains at October 30, 2020 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during the three and six months ended October 30, 2020 or October 25, 2019 on instruments that no longer qualify as net investment hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount and classifications of the (gains) losses recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge effectiveness were as follows:

		Three months ended		Six months ended
(in millions)	Classification	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Net investment hedges	Other operating expense, net	$—	$—	$—	$7
The amount of the (gains) losses recognized in AOCI related to instruments designated as net investment hedges for the three and six months ended October 30, 2020 and October 25, 2019 were as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Net investment hedges	$164	$(53)	$1,276	$(152)
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at October 30, 2020 and April 24, 2020. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	October 30, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$44	Other accrued expenses	$88
Currency exchange rate contracts	Other assets	6	Other liabilities	70
Total derivatives designated as hedging instruments		50		158
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	33	Other accrued expenses	43
Total return swaps	Other current assets	2	Other accrued expenses	—
Cross-currency interest rate contracts	Other current assets	2	Other accrued expenses	—
Total derivatives not designated as hedging instruments		37		43
Total derivatives		$87		$201

	April 24, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$271	Other accrued expenses	$2
Currency exchange rate contracts	Other assets	103	Other liabilities	2
Total derivatives designated as hedging instruments		374		4
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	25	Other accrued expenses	13
Total return swaps	Other current assets	—	Other accrued expenses	25
Cross-currency interest rate contracts	Other current assets	3	Other accrued expenses	—
Total derivatives not designated as hedging instruments		28		38
Total derivatives		$402		$42

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	October 30, 2020		April 24, 2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$83	$4	$399	$3
Derivative liabilities	201	—	17	25
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

	October 30, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$83	$(80)	$—	$3
Cross-currency interest rate contracts	2	—	—	2
Total return swaps	2	—	—	2
	87	(80)	—	7
Derivative liabilities:
Currency exchange rate contracts	(201)	80	17	(104)
Total	$(114)	$—	$17	$(97)

	April 24, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$399	$(17)	$(48)	$334
Cross-currency interest rate contracts	3	—	—	3
	402	(17)	(48)	337
Derivative liabilities:
Currency exchange rate contracts	(17)	17	—	—
Total return swaps	(25)	—	—	(25)
	(42)	17	—	(25)
Total	$360	$—	$(48)	$312

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	October 30, 2020	April 24, 2020
Finished goods	$2,944	$2,874
Work in-process	647	608
Raw materials	893	747
Total	$4,484	$4,229

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 24, 2020	$6,831	$20,176	$10,920	$1,914	$39,841
Goodwill as a result of acquisitions	—	—	35	346	381
Purchase accounting adjustments	—	—	3	—	3
Currency translation and other	95	772	119	1	987
October 30, 2020	$6,926	$20,948	$11,077	$2,261	$41,212
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three and six months ended October 30, 2020 or October 25, 2019.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	October 30, 2020		April 24, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$17,017	$(5,567)	$16,963	$(5,065)
Purchased technology and patents	11,041	(4,767)	10,742	(4,354)
Trademarks and tradenames	469	(241)	464	(232)
Other	78	(58)	75	(53)
Total	$28,605	$(10,633)	$28,244	$(9,704)
Indefinite-lived:
IPR&D	$440	$—	$523	$—

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset charges during the three and six months ended October 30, 2020. The Company recognized $33 million of definite-lived intangible asset charges during the three and six months ended October 25, 2019 in connection with exit of businesses within the Restorative Therapies Group segment. Intangible asset impairment charges are recognized in other operating expense, net in the consolidated statements of income.

The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying value may be impaired. The Company did not recognize any indefinite-lived intangible asset impairments during the three and six months ended October 30, 2020 or October 25, 2019. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended October 30, 2020 and October 25, 2019 was $443 million and $441 million, respectively. For the six months ended October 30, 2020 and October 25, 2019, intangible asset amortization expense was $884 million and $881 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at October 30, 2020, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2021	$888
2022	1,738
2023	1,674
2024	1,643
2025	1,617
2026	1,604

11. Income Taxes
The Company's effective tax rate for the three and six months ended October 30, 2020 was 5.9 percent and 11.2 percent, respectively, as compared to (6.0) percent and 1.0 percent for the three and six months ended October 25, 2019, respectively. The increase in the effective tax rate for the three and six months ended October 30, 2020, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of certain tax adjustments and year-over-year changes in operational results by jurisdiction.
Certain Tax Adjustments
During the three months ended October 30, 2020, the cost from certain tax adjustments of $16 million, recognized in income tax provision (benefit) in the consolidated statements of income, included a cost of $16 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
During the six months ended October 30, 2020, the net cost from certain tax adjustments of $20 million, recognized in income tax provision (benefit) in the consolidated statements of income, included the following:
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
•A cost of $23 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended October 25, 2019, the benefit from certain tax adjustments of $251 million, recognized in income tax provision (benefit) in the consolidated statements of income, included a benefit of $251 million related to tax legislative changes in Switzerland which abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes which will be amortized and deducted over a 10-year period.
During the six months ended October 25, 2019, the net benefit from certain tax adjustments of $281 million, recognized in income tax provision (benefit) in the consolidated statements of income, included the following:
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
At both October 30, 2020 and April 24, 2020, the Company's gross unrecognized tax benefits were $1.9 billion. In addition, the Company had accrued gross interest and penalties of $251 million at October 30, 2020. If all the Company’s unrecognized tax benefits were recognized, approximately $1.8 billion would impact the Company’s effective tax rate. At October 30, 2020 and April 24, 2020, the amount of the Company's gross unrecognized tax benefits recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $940 million and $911 million, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision (benefit) in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Numerator:
Net income attributable to ordinary shareholders	$489	$1,364	$976	$2,228
Denominator:
Basic – weighted average shares outstanding	1,344.4	1,340.8	1,343.1	1,340.8
Effect of dilutive securities:
Employee stock options	5.9	8.0	5.3	7.4
Employee restricted stock units	1.8	2.6	2.3	3.1
Other	—	—	0.4	0.3
Diluted – weighted average shares outstanding	1,352.1	1,351.4	1,351.1	1,351.6

Basic earnings per share	$0.36	$1.02	$0.73	$1.66
Diluted earnings per share	$0.36	$1.01	$0.72	$1.65
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 8 million ordinary shares for both the three and six months ended October 30, 2020, and 4 million ordinary shares for both the three and six months ended October 25, 2019, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three and six months ended October 30, 2020 and October 25, 2019:

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Stock options	$43	$31	$51	$40
Restricted stock	88	71	138	113
Employee stock purchase plan	9	6	21	16
Total stock-based compensation expense	$140	$108	$210	$169

Cost of products sold	$14	$10	$21	$16
Research and development expense	15	13	23	20
Selling, general, and administrative expense	111	85	166	133
Total stock-based compensation expense	140	108	210	169
Income tax benefits	(24)	(19)	(36)	(29)
Total stock-based compensation expense, net of tax	$116	$89	$174	$140

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 30, 2020 and October 25, 2019:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Special termination benefits	$80	$—	$—	$—
Service cost	27	26	17	15
Interest cost	27	32	7	7
Expected return on plan assets	(61)	(56)	(14)	(15)
Amortization of net actuarial loss	17	14	6	4
Net periodic benefit cost	$90	$16	$16	$11

	U.S.		Non-U.S.
	Six months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Special termination benefits	$80	$—	$—	$—
Service cost	54	52	34	30
Interest cost	54	64	13	14
Expected return on plan assets	(122)	(112)	(28)	(30)
Amortization of net actuarial loss	35	28	12	7
Net periodic benefit cost	$101	$32	$31	$21
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
During fiscal year 2021, as part of the Simplification restructuring program, the Company offered certain eligible U.S. employees voluntary early retirement packages, resulting in incremental expense of $97 million recognized during the three and six months ended October 30, 2020. Of this amount, $80 million related to U.S. pension benefits, $11 million related to defined contribution plans, $4 million related to U.S. post-retirement benefits, and $2 million related to cash payments and administrative fees. See Note 5 for additional information on the Simplification restructuring program.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
Other comprehensive income (loss) before reclassifications	114	1,255	(1,276)	(14)	(359)	(280)
Reclassifications	(1)	—	—	34	(36)	(3)
Other comprehensive income (loss)	113	1,255	(1,276)	20	(395)	(283)
October 30, 2020	$113	$(955)	$(1,040)	$(1,832)	$(129)	$(3,843)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2019	$(45)	$(1,383)	$(169)	$(1,308)	$194	$(2,711)
Other comprehensive income before reclassifications	68	(148)	152	(1)	82	153
Reclassifications	5	—	—	26	(84)	(53)
Other comprehensive income (loss)	73	(148)	152	25	(2)	100
October 25, 2019	$28	$(1,531)	$(17)	$(1,283)	$192	$(2,611)

The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the six months ended October 30, 2020 and October 25, 2019 was an expense of $31 million and $1 million, respectively. There was no income tax on gains and losses on investment securities reclassified from AOCI for the six months ended October 30, 2020. During the six months ended October 25, 2019, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $2 million. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
The income tax on cumulative translation adjustment for the six months ended October 30, 2020, was an expense of $4 million. For the six months ended October 25, 2019, there was no income tax on cumulative translation adjustment.
During the six months ended October 30, 2020 and October 25, 2019, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the six months ended October 30, 2020, the net change in retirement obligations in other comprehensive income before reclassifications resulted in an income tax benefit of $5 million. During the six months ended October 25, 2019, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. During the six months ended October 30, 2020 and October 25, 2019, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $8 million and $6 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the six months ended October 30, 2020 and October 25, 2019 was a benefit of $93 million and an expense of $21 million, respectively. During the six months ended October 30, 2020 and October 25, 2019, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $10 million and $26 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During the three and six months ended October 30, 2020, the Company recognized charges of $84 million and a net benefit of $4 million, respectively, primarily due to favorable settlements in the first quarter of fiscal year 2021, partially offset by charges recognized in the second quarter of fiscal year 2021. During the three and six months ended October 25, 2019, the Company recognized $121 million and $168 million, respectively, of certain litigation charges. At October 30, 2020 and April 24, 2020, accrued litigation was approximately $0.4 billion and $0.5 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of November 4, 2020, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
During fiscal year 2020, plaintiffs filed lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, where they have been consolidated before a single judge. Certain plaintiffs' law firms have advised the Company that they may file additional cases in the future. The pending lawsuits relate to hernia mesh products that have not been subject to recalls, withdrawals or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Patent Litigation
Ethicon
On December 14, 2011, Ethicon filed an action against Covidien in the U.S. District Court for the Southern District of Ohio, alleging patent infringement and seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien's favor, and the majority of this ruling was affirmed by the Federal Circuit on August 7, 2015. Following appeal, the case was remanded back to the District Court with respect to one patent. On January 21, 2016, Covidien filed a second action in the U.S. District Court for the Southern District of Ohio, seeking a declaration of non-infringement with respect to a second set of patents held by Ethicon. The court consolidated this second action with the remaining patent issues from the first action. Following consolidation of the cases, Ethicon dismissed six of the asserted patents, leaving a single asserted patent. The court has scheduled this matter for a bench trial in the first half of calendar year 2021. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
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
Shareholder Related Matters
Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated and in December 2014, the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On March 20, 2015, the District Court issued an order and opinion granting Medtronic’s motion to dismiss the case. In May 2015, the plaintiffs filed an appeal, and, in January 2016, the Minnesota State Court of Appeals affirmed in part, and reversed in part. On April 19, 2016 the Minnesota Supreme Court granted the Company’s petition to review the issue of whether most of the original claims are properly characterized as direct or derivative under Minnesota law. In August 2017, the Minnesota Supreme Court affirmed the decision of the Minnesota State Court of Appeals, sending the matter back to the trial court for further proceedings, which are ongoing. In April 2020, the District Court issued an order and opinion denying the plaintiffs' motion for class certification. In June 2020, the Minnesota State Court of Appeals denied the plaintiffs' request to review the District Court's denial of class certification, and in September 2020, the Minnesota Supreme Court denied the plaintiffs' request to review the Court of Appeals decision. The Company has not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
(Unaudited)

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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and on June 9, 2016, issued its opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal occurred on March 14, 2018. The 8th Circuit Court of Appeals issued their opinion on August 16, 2018 and remanded the case back to the U.S. Tax Court for additional factual findings. The U.S. Tax Court trial is scheduled to occur in June of 2021.
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
Subsequent to quarter-end, in November 2020, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2015 and 2016. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issue that remains unresolved relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.
Medtronic, Inc.’s fiscal years 2017, 2018, and 2019 U.S. federal income tax returns are currently being audited by the IRS.
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
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Cardiac and Vascular Group	$992	$1,128	$1,751	$2,183
Minimally Invasive Therapies Group	775	823	1,230	1,593
Restorative Therapies Group	805	840	1,327	1,633
Diabetes Group	132	148	235	297
Segment operating profit	2,704	2,939	4,543	5,706
Interest expense	(470)	(165)	(641)	(774)
Other non-operating income, net	65	108	147	209
Amortization of intangible assets	(443)	(441)	(884)	(881)
Corporate	(460)	(350)	(825)	(657)
Centralized distribution costs	(542)	(424)	(940)	(768)
Restructuring and associated costs	(179)	(94)	(307)	(218)
Acquisition-related items	(37)	(27)	68	(46)
Certain litigation charges, net	(84)	(121)	4	(168)
IPR&D charges	(10)	—	(19)	—
Exit of businesses	—	(41)	—	(41)
Debt tender premium and other charges	—	—	—	7
Medical device regulations	(19)	(10)	(37)	(18)
Contribution to Medtronic Foundation	—	(80)	—	(80)
Income before income taxes	$525	$1,294	$1,109	$2,271
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and six months ended October 30, 2020 and October 25, 2019 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Ireland	$24	$23	$49	$43

United States	4,054	4,129	7,405	8,046
Rest of world	3,569	3,554	6,700	7,110
Total other countries, excluding Ireland	7,623	7,683	14,105	15,156
Total	$7,647	$7,706	$14,154	$15,199

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and six months ended October 30, 2020.
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
As presented in the GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measures exclude the impact of certain charges or benefits that contribute to or reduce earnings and that may affect financial trends and include certain charges or benefits that result from transactions or events that we believe may or may not recur with similar materiality or impact to our operations in future periods (Non-GAAP Adjustments).
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
The global healthcare system is facing an unprecedented challenge as a result of the Covid-19 pandemic ("COVID-19" or the "pandemic"). COVID-19 is having, and may continue to have, an adverse impact on significant aspects of our Company and business, including the demand for our products, our operations, supply chains and distribution systems, and our ability to research and develop and bring to market new products and services. While most of our businesses have been affected by a decline in procedural volumes in the spring and early summer, as compared to the corresponding periods in the prior fiscal year, our results for the second quarter of fiscal year 2021 reflect our recovery to date from the depths of the pandemic that we experienced in April. Procedure volumes continued to recover in multiple markets around the world during the second quarter. While many countries are past their initial peak with COVID-19, many regions, including the U.S. and Europe, are now experiencing a second wave. To the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, our business, cash flows, financial condition and results of operations will continue to be negatively affected.
Further, COVID-19 is straining hospital systems around the world, resulting in adverse financial impacts to those systems, which has resulted in and may continue to result in reduced expenditures for capital equipment and other products and services we provide. As COVID-19 continues to impact hospital systems and other customers, we may encounter higher inventory levels which could result in inventory obsolescence due to excess and/or expired inventory. Additionally, the pandemic's impact on our customers may adversely impact the collectability of our current and future accounts receivable balance. COVID-19 has also disrupted and may continue to disrupt our product launches for our recently approved products and may negatively impact the regulatory approval of new products.
In addition, a significant number of our global suppliers, vendors, and distributors have been adversely affected by COVID-19, including employee absenteeism which may impact their operations. Therefore, although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of certain components, raw materials, and services has been and may continue to be interrupted, in certain instances, as a direct result of COVID-19.
We expect medical procedure recovery rates to continue to vary by therapy and country, and to be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, patient’s willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restrictions, and COVID-19 resurgence.
The following is a summary of revenue and diluted earnings per share for the three months ended October 30, 2020 and October 25, 2019 and operating cash flow for the six months ended October 30, 2020 and October 25, 2019:

REVENUE
(in billions)

$8.0
$7.5
$7.0
$6.5
$6.0
$5.5
$5.0
$4.5
$4.0
$7.6
$7.7
October 30, 2020
October 25, 2019

DILUTED EPS

GAAP
Non-GAAP
$0.36
$1.02
$1.01
$1.31
October 30, 2020
October 25, 2019

OPERATING CASH FLOW
(in billions)

$2.1
$3.4
October 30, 2020
October 25, 2019

$7.6B
GAAP

Revenue decrease of 1% primarily attributable to the impact of COVID-19 driven by a combination of deferred procedures and reduced demand as compared to prior fiscal year.

$0.36
GAAP

Diluted EPS decreased $0.65 or 64% primarily attributable to COVID-19, particularly due to the impact on gross margin, an increase in interest expense due to the early redemption of approximately $6.0 billion of debt, and an increase in restructuring charges, net, which includes expenses for employees that accepted voluntary early retirement packages.

$1.02
Non-GAAP

Non-GAAP Diluted EPS decreased $0.29 or 22% resulting from COVID-19, particularly due to the impact on gross margin.

$2.1B
GAAP

Operating cash flow decrease of $1.3B due primarily to a reduction in cash collected from customers attributable to the reduction in net sales due to COVID-19.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three and six months ended October 30, 2020 and October 25, 2019:

	Three months ended October 30, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$525	$31	$489	$0.36	5.9%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	179	44	135	0.10	24.6
Acquisition-related items (3)	37	6	31	0.02	16.2
Certain litigation charges	84	21	63	0.05	25.0
(Gain)/loss on minority investments (4)	1	—	1	—	—
IPR&D charges (5)	10	2	8	0.01	20.0
Medical device regulations (6)	19	3	16	0.01	15.8
Amortization of intangible assets	443	70	373	0.28	15.8
Debt tender premium (7)	308	60	248	0.18	19.5
Certain tax adjustments, net (8)	—	(16)	16	0.01	—
Non-GAAP	$1,606	$221	$1,380	$1.02	13.8%

	Three months ended October 25, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,294	$(77)	$1,364	$1.01	(6.0)%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	94	16	78	0.06	17.0
Acquisition-related items (9)	27	4	23	0.02	14.8
Certain litigation charges	121	28	93	0.07	23.1
(Gain)/loss on minority investments (4)	(12)	(2)	(10)	(0.01)	16.7
Medical device regulations (6)	10	1	9	0.01	10.0
Exit of businesses (10)	41	6	35	0.03	14.6
Contribution to the Medtronic Foundation	80	18	62	0.05	22.5
Amortization of intangible assets	441	67	374	0.28	15.2
Certain tax adjustments, net (11)	—	251	(251)	(0.19)	—
Non-GAAP	$2,096	$312	$1,777	$1.31	14.9%

(1)Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(3)The charges primarily include business combination costs and changes in fair value of contingent consideration.
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
(7)The charges relate to the early redemption of approximately $6.0 billion of debt.
(8)Relates to the amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(9)The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in the fair value of contingent consideration.
(10)The net charge relates to the exit of businesses and is primarily comprised of intangible asset impairments.
(11)The benefit relates to the impact of tax reform in Switzerland.

	Six months ended October 30, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$1,109	$124	$976	$0.72	11.2%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	307	66	241	0.18	21.5
Acquisition-related items (3)	(68)	(24)	(44)	(0.03)	35.3
Certain litigation charges	(4)	2	(6)	—	(50.0)
(Gain)/loss on minority investments (4)	(9)	1	(10)	(0.01)	(11.1)
IPR&D charges (5)	19	3	16	0.01	15.8
Medical device regulations (6)	37	5	32	0.02	13.5
Amortization of intangible assets	884	141	743	0.55	16.0
Debt tender premium and other charges (7)	308	60	248	0.18	19.5
Certain tax adjustments, net	—	(20)	20	0.01	—
Non-GAAP	$2,583	$358	$2,216	$1.64	13.9%

	Six months ended October 25, 2019
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS(1)	Effective Tax Rate
GAAP	$2,271	$23	$2,228	$1.65	1.0%
Non-GAAP Adjustments:
Restructuring and associated costs (2)	218	31	187	0.14	14.2
Acquisition-related items (8)	46	6	40	0.03	13.0
Certain litigation charges	168	32	136	0.10	19.0
(Gain)/loss on minority investments (4)	(11)	(2)	(9)	(0.01)	18.2
Debt tender premium and other charges (9)	406	86	320	0.24	21.2
Medical device regulations (6)	18	2	16	0.01	11.1
Exit of businesses (10)	41	6	35	0.03	14.6
Contribution to the Medtronic Foundation	80	18	62	0.05	22.5
Amortization of intangible assets	881	135	746	0.55	15.3
Certain tax adjustments, net (11)	—	281	(281)	(0.21)	—
Non-GAAP	$4,118	$618	$3,480	$2.57	15.0%

(1)Amounts in this column have been intentionally rounded to the nearest $0.01 and, therefore, may not sum.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(3)The charges primarily include business combination costs, changes in the fair value of contingent consideration, and a change in amounts accrued for certain contingent liabilities for recent acquisitions.
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
(7)The charges relate to the early redemption of approximately $6.0 billion of debt.
(8)The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in the fair value of contingent consideration.
(9)The charges, which include $413 million recognized in interest expense and ($7 million) recognized in other operating expense, net, primarily related to the early redemption of approximately $5.2 billion of debt.
(10)The net charges relate to the exit of businesses and are primarily comprised of intangible asset impairments.
(11)The net benefit primarily relates to the impact of tax reform in Switzerland and the United States.

NET SALES
Segment and Division
The charts below illustrate the percent of net sales by division for the three months ended October 30, 2020 and October 25, 2019:
The table below illustrates net sales by segment and division for the three and six months ended October 30, 2020 and October 25, 2019:

	Three months ended(1)			Six months ended(1)
(in millions)	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Cardiac Rhythm & Heart Failure	$1,426	$1,426	—%	$2,673	$2,807	(5)%
Coronary & Structural Heart	831	955	(13)	1,611	1,896	(15)
Aortic, Peripheral, & Venous	468	474	(1)	873	942	(7)
Cardiac & Vascular Group	2,725	2,855	(5)	5,158	5,645	(9)
Surgical Innovations	1,393	1,454	(4)	2,473	2,871	(14)
Respiratory, Gastrointestinal, & Renal	893	688	30	1,613	1,371	18
Minimally Invasive Therapies Group	2,285	2,142	7	4,086	4,242	(4)
Cranial & Spinal Technologies	1,071	1,117	(4)	2,015	2,167	(7)
Specialty Therapies	581	575	1	1,035	1,138	(9)
Neuromodulation	411	420	(2)	725	818	(11)
Restorative Therapies Group	2,063	2,112	(2)	3,774	4,124	(8)
Diabetes Group	574	596	(4)	1,136	1,188	(4)
Total	$7,647	$7,706	(1)%	$14,154	$15,199	(7)%
(1) Revenue amounts have intentionally been rounded to the nearest million and, therefore, may not sum.
The decrease in net sales for the three months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, was primarily attributable to the impact of COVID-19, partially offset by growth in the Minimally Invasive Therapies Group as demand increased for COVID-19 related diagnostics and therapies, including strong growth in ventilators. The decrease in net sales for the six months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, was primarily attributable to the decline in procedure volume, particularly in the spring and early summer, in the Cardiac and Vascular Group, Minimally Invasive Therapies Group, and Restorative Therapies Group resulting from the impact of COVID-19. Further contributing to the decrease were delays in new patient starts on insulin pumps and continued competitive pressure in Diabetes. Net sales for the six months ended October 30, 2020 were also impacted by an additional selling week during the first fiscal month of the first quarter of fiscal year 2021 due to our 52/53 week fiscal year calendar. Although we cannot precisely calculate the impact of the extra selling week, we estimate that it benefited net sales for the six months ended October 30, 2020 by approximately $360 to $390 million.
During the first quarter of fiscal year 2021, we realigned our divisions within the Restorative Therapies Group. As a result, fiscal year 2020 results have been recast to adjust for this realignment. Additionally, we are in the process of implementing a new operating model, which will be fully operational the beginning of the fourth quarter of our fiscal year 2021, that will simplify our organization in order to accelerate decision making, improve commercial execution, and more effectively leverage the scale of our company.

Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended October 30, 2020 and October 25, 2019:
The table below includes net sales by market geography for each of our segments for the three and six months ended October 30, 2020 and October 25, 2019:

	U.S.(1)(4)			Non-U.S. Developed Markets(2)(4)			Emerging Markets(3)(4)
	Three months ended			Three months ended			Three months ended
(in millions)	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Cardiac and Vascular Group	$1,377	$1,455	(5)%	$945	$890	6%	$404	$510	(21)%
Minimally Invasive Therapies Group	996	922	8	837	782	7	452	438	3
Restorative Therapies Group	1,397	1,440	(3)	426	416	2	240	256	(6)
Diabetes Group	284	311	(9)	238	226	5	51	59	(14)
Total	$4,054	$4,129	(2)%	$2,446	$2,315	6%	$1,147	$1,262	(9)%

	U.S.(1)(4)			Non-U.S. Developed Markets(2)(4)			Emerging Markets(3)(4)
	Six months ended			Six months ended			Six months ended
(in millions)	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Cardiac and Vascular Group	$2,582	$2,816	(8)%	$1,798	$1,820	(1)%	$778	$1,009	(23)%
Minimally Invasive Therapies Group	1,718	1,835	(6)	1,556	1,573	(1)	811	834	(3)
Restorative Therapies Group	2,533	2,778	(9)	802	842	(5)	439	504	(13)
Diabetes Group	572	618	(7)	465	457	2	100	113	(12)
Total	$7,405	$8,046	(8)%	$4,621	$4,692	(2)%	$2,128	$2,460	(13)%

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

Net sales decreases in the U.S. and emerging markets for the three months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, were primarily attributable to the impact of COVID-19 driven by reduced procedure volumes. These decreases were partially offset by strong growth in our non-U.S. developed markets across all groups for the three months ended October 30, 2020. Canada, Korea, and Western Europe experienced the largest increases in net sales in non-U.S. developed markets. Currency had a favorable impact on net sales in non-U.S. developed markets and emerging markets of $59 million for the three months ended October 30, 2020.
Net sales decreases in the U.S., non-U.S. developed markets, and emerging markets for the six months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, were primarily attributable to the impact of COVID-19 driven by a combination of deferred procedures and reduced demand for certain products as hospital systems continued to prioritize the treatment of COVID-19 patients, particularly in the spring and early summer. Japan, Canada, and Australia experienced the largest decreases in net sales in non-U.S. developed markets, and Latin America and South Asia experienced the largest decreases in net sales in emerging markets. Currency had an unfavorable impact on net sales in non-U.S. developed markets and emerging markets of $46 million for the six months ended October 30, 2020. Net sales for the six months ended October 30, 2020 were also impacted by an additional selling week during the first fiscal month of the first quarter of fiscal year 2021.
Looking ahead, we expect COVID-19 could continue to have a significant impact on our business, noting that it is not possible to accurately predict the length and severity of the pandemic. Additionally, our segments are likely to face competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates. Additionally, changes in procedural volumes could affect our Cardiac and Vascular, Minimally Invasive Therapies, and Restorative Therapies Groups and changes in new therapy adoptions could affect our Diabetes Group.
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of arrhythmias including atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and six months ended October 30, 2020 were $2.7 billion and $5.2 billion, respectively, which represents a decline of 5 percent and 9 percent, respectively, compared to corresponding periods in the prior fiscal year. Currency had a $27 million favorable impact on net sales for the three months ended October 30, 2020 and an unfavorable impact of $12 million for the six months ended October 30, 2020. The Cardiac and Vascular Group's net sales declines for both periods were a result of a reduction in global procedural volumes, particularly in the spring and early summer, as the COVID-19 pandemic continues to affect the global healthcare system.

The graphs below illustrate the percent of Cardiac and Vascular Group net sales by division for the three months ended October 30, 2020 and October 25, 2019:

Cardiac Rhythm & Heart Failure net sales for the three months ended October 30, 2020 were $1.4 billion, which was flat compared to the three months ended October 25, 2019. For the six months ended October 30, 2020, net sales of Cardiac Rhythm & Heart Failure were $2.7 billion, a decline of 5 percent compared corresponding period in the prior fiscal year. Net sales for both periods were impacted by a decline in procedural volumes due to the on-going impact of the pandemic. The net sales decline for the six months ended October 30, 2020 was led by ICDs, Implantable Diagnostics, and LVADs. Sales of the TYRX antibacterial envelope, Pacemakers, and CRT-Ds, partially offset these declines for the six months ended October 30, 2020, and led the recovery of net sales for the three months ended October 30, 2020. Pacemaker growth is the result of recent product launch momentum for the Micra AV pacemaker. The launch of the Cobalt and Crome ICD and CRT-D devices, which include remote programming and remote management capabilities, drove CRT-D growth for the three and six months ended October 30, 2020.

Coronary & Structural Heart net sales for the three and six months ended October 30, 2020 were $831 million and $1.6 billion, respectively, a decrease of 13 percent and 15 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The declines were a result of a decrease in procedural volumes due to COVID-19. Within Structural Heart, while transcatheter aortic valve replacement (TAVR) nets sales declined for both the three and six months ended October 30, 2020, procedural volumes increased sequentially in the second fiscal quarter of fiscal year 2021 as compared to the first fiscal quarter. Coronary net sales for both periods were negatively impacted by the effect of the Chinese national tender on coronary stent sales in China, which resulted in significant price declines.

Aortic, Peripheral, & Venous net sales for the three and six months ended October 30, 2020 were $468 million and $873 million, respectively, which represents a decline of 1 percent and 7 percent, respectively, compared to the corresponding periods in the prior fiscal year. These decreases were driven by declines in procedure rates as a result of COVID-19. Partially offsetting the declines was growth in drug-coated balloons and the VenaSeal vein closure system for both the three and six months ended October 30, 2020. Drug-coated balloon growth was the result of strong adoption of the IN.PACT AV drug-coated balloon driven by its pivotal data published during the current quarter as well as the negative impact that uncertainty surrounding Paclitaxel had on the drug-coated balloon market for the corresponding periods in the prior fiscal year. While experiencing declines during the six months ended October 30, 2020, Aortic experienced growth during the three months ended October 30, 2020 as thoracic endovascular aortic repair procedures experienced a rebound in procedural volumes.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions, including the U.S. and Europe, are now experiencing a second wave. As a result, it is not possible to accurately predict the timing of recovery of a broad resumption of deferrable medical procedures to pre-COVID-19 levels, as to date, we are seeing the speed of recovery vary by therapy and geography. Therapies that might be considered more deferrable include Cardiac Ablation Solutions, EndoVenous, and Diagnostics while more urgent therapies include Pacing, Aortic, Coronary, and Cardiac Surgery. Moderately deferrable procedures include ICD’s CRT-D’s, TAVR/Structural Heart, and Peripheral. Extracorporeal Life Support products, including ECMO machines and disposables within our Cardiac Surgery business, are in higher demand as a result of COVID-19.
•Continued growth of our Micra transcatheter pacing system. Micra AV received U.S. FDA approval and CE Mark approval in January and April 2020, respectively. Micra AV expands the Micra target population from 15 percent to 55 percent of pacemaker patients.
•Acceptance and growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds. These devices received CE Mark approval during the fourth quarter of fiscal year 2020 and U.S. FDA approval during the first quarter of fiscal year 2021.
•Continued acceptance and growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and Effective CRT during AF algorithm.
•Continued acceptance and growth from the Azure XT and S SureScan pacing systems. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity.
•Acceptance and growth of the LINQ 2 cardiac monitor, which received CE Mark in November 2019 and gained U.S. FDA approval during the first quarter of fiscal year 2021.
•Changes in the U.S. heart transplant guidelines as well as a competitor's product launch as it relates to our LVAD business.
•Continued acceptance and growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study. In the fourth quarter of fiscal year 2020, we received 12-month shelf-life extension for our TYRX Envelope product.
•Continued acceptance of Care Management Services and post-acute care services becoming even more critical in bundled payment models for different interventions or therapies.

•Continued acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform into intermediate risk indication globally and for the treatment of patients determined to be at low risk with surgery. The Platform received both CE Mark for low risk and bicuspid labeling indication in Europe during the first quarter of fiscal year 2021. In August 2020, the U.S. FDA approved revised commercial labeling for the platform that modified a precaution for the treatment of patients at low risk.
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
Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure products, electrosurgery products, hernia mechanical devices, hernia mesh implants, advanced ablation, interventional lung devices, ventilators, capnography, airway products, sensors, renal care products, patient monitoring products, and visualization systems. The Minimally Invasive Therapies Group’s net sales for the three and six months ended October 30, 2020 were $2.3 billion and $4.1 billion, respectively, an increase of 7 percent and a decrease of 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact on net sales for the three months ended October 30, 2020 of $11 million and an unfavorable impact for the six months ended October 30, 2020 of $27 million.
Net sales growth for the three months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, was primarily driven by increased demand for COVID-19 related diagnostics and therapies, particularly due to strong ventilator sales. Additionally, demand for acute catheters and renal access products in the U.S. and China contributed to growth.
Net sales decline for the six months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, reflects the continued impact of COVID-19, resulting in a decline in procedure volume as elective procedures were delayed. The decline was partially offset by increased demand for COVID-19 related diagnostics and therapies, particularly within the ventilator portfolio.
The graphs below illustrate the percent of Minimally Invasive Therapies Group net sales by division for the three months ended October 30, 2020 and October 25, 2019:

Surgical Innovations net sales for the three and six months ended October 30, 2020 were $1.4 billion and $2.5 billion, respectively, a decrease of 4 percent and 14 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The decreases were driven by reduced surgical volumes, though for the three months ended October 30, 2020 Western Europe and the U.S showed improvement resulting from a backlog of delayed procedures from the fourth quarter of fiscal year 2020 and first quarter of fiscal year 2021. The Surgical Innovations decline in procedure volumes, particularly Bariatric, Colorectal, Gynecological Health, Hernia, and Thoracic procedures, resulted in lower demand for Advanced Stapling products and General Surgery products, partially offset by new product launches driving growth in Advanced Energy for the three months ended October 30, 2020.
Respiratory, Gastrointestinal, & Renal net sales for the three and six months ended October 30, 2020 were $893 million and $1.6 billion, respectively, an increase of 30 percent and 18 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales growth was attributable to increased demand for Respiratory Interventions products due to COVID-19, driven by the Puritan Bennett high acuity ventilator portfolio.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions, including the U.S. and Europe, are now experiencing a second wave. As a result, it is not possible to accurately predict the timing of recovery of a broad resumption of deferrable medical procedures to pre-COVID-19 levels, as to date, we are seeing the speed of recovery vary by therapy and geography. Therapies that might be considered more deferrable include Surgical Innovations bariatric, hysterectomy, hernia, advanced parameter monitoring products, and GI while more urgent therapies include Surgical Innovations appendectomy, bowel obstruction, and trauma, Respiratory and Patient Monitoring, and Renal Care. Moderately deferrable procedures include Surgical Innovations CABG and oncology. Ventilators, pulse oximetry and capnography capital within our Respiratory and Patient Monitoring business are in higher demand as a result of COVID-19. As such, we anticipate ventilator demand will decline back to normal pre-COVID-19 levels in fiscal year 2022.
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
•Our ability to create markets and drive products and procedures into emerging markets. We have high quality and cost-effective surgical products designed for customers in emerging markets such as the ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.
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
Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. During the first quarter of fiscal year 2021, the Company realigned the divisions within the Restorative Therapies Group to the following: Cranial & Spinal Technologies (includes Core Spine and Biologics, Enabling Technologies, and China Orthopedics), Specialty Therapies (includes ENT, Pelvic Health, and Neurovascular), and Neuromodulation (includes Pain Therapies, Brain Modulation, and Interventional). The Restorative Therapies Group’s net sales for the three and six months ended October 30, 2020 were $2.1 billion and $3.8 billion, respectively, a decrease of 2 percent and 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $13 million on net sales for the three months ended October 30, 2020, and an unfavorable impact of $4 million on net sales for the six months ended October 30, 2020. The Restorative Therapies Group’s net sales declines for both the three and six months ended October 30, 2020 reflected the continued impact of COVID-19, including a reduction in capital equipment purchases, and declines in deferrable procedures particularly in the first quarter of fiscal year 2021. Net sales declines for the six months ended October 30, 2020 were experienced across all divisions, while declines for the three months ended October 30, 2020 were partially offset by modest gains in Specialty Therapies.
The graphs below illustrate the percent of Restorative Therapies Group net sales by division for the three months ended October 30, 2020 and October 25, 2019:
Cranial and Spinal Technologies net sales for the three and six months ended October 30, 2020 were $1.1 billion and $2.0 billion, respectively, a decrease of 4 percent and 7 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales declines for the six months ended October 30, 2020 were driven by declines both in Core Spine and Enabling Technologies (previously Neurosurgery). Enabling Technologies net sales declines were impacted by continued delays in capital equipment sales due to COVID-19, particularly with the ENT Navigation and Power Systems and O-Arm Imaging Systems. Despite the challenging environment for capital equipment, net sales declines for both the three and six months ended October 30, 2020 were partially offset by growth in Advanced Energy, particularly in the U.S. For the six months ended October 30, 2020, Core Spine net sales continued to be impacted by a decline in procedural volumes when compared to the corresponding period in the prior fiscal year, as a result of the pandemic. However, for the three months ended October 30, 2020, Core Spine saw modest growth in the U.S. driven by the continued acceptance of the products of Titan Spine, which was acquired in the first quarter of fiscal year 2020.

Specialty Therapies net sales for the three and six months ended October 30, 2020 were $581 million and $1.0 billion, respectively, an increase of 1 percent and a decrease of 9 percent as compared to the corresponding periods in the prior fiscal year. For the three months ended October 30, 2020, net sales growth was driven by recovery in Pelvic Health and strength in Neurovascular, partially offset by declines in ENT. For the three months ended October 30, 2020, the Pelvic Health business drove net sales growth due to the successful launch of the InterStim Micro neurostimulator and SureScan MRI lead in the U.S., and continued acceptance of the products in Europe. For the six months ended October 30, 2020, net sales declines were driven by ENT and Pelvic Health, partially offset by growth in Neurovascular. Neurovascular's modest growth in both the three and six months ended October 30, 2020 was driven by strength in coil sales, and aspiration catheters as well as catch-up from previously delayed procedures in the Hemorrhagic stroke business. This growth was partially offset by declines in flow diversion products due to two recent competitive entrants.
Neuromodulation net sales for the three and six months ended October 30, 2020 were $411 million and $725 million, a decrease of 2 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The declines were seen across both Pain Therapies and Brain Modulation for the six months ended October 30, 2020 and continued to be primarily driven by a decline in procedural volumes particularly in the spring and early summer, as a result of COVID-19. For the three months ended October 30, 2020, net sales declines in Pain Therapies were partially offset by growth in Brain Modulation propelled by sales of the Percept PC deep brain stimulation (DBS) device with Brainsense technology.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Restorative Therapies Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions, including the U.S. and Europe, are now experiencing a second wave. As a result, it is not possible to accurately predict the timing of recovery of deferrable medical procedures and capital equipment sales to pre-COVID-19 levels, as to date, we are seeing the speed of recovery varies by therapy and geography. The Restorative Therapies Group therapies tend to be used in procedures that are more deferrable. Therapies that might be considered more deferrable include Spine, Pain Therapies, Pelvic Health, and ENT while more urgent therapies include Spine trauma and Neurovascular stroke businesses. Moderately deferrable procedures include Brain Modulation. In addition, COVID-19 may continue to result in delayed evaluation and purchases for certain capital equipment including the Enabling Technologies business, which has a high mix of capital sales.
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
•Continued acceptance and growth of our Percept PC deep brain stimulation (DBS) device with Brainsense technology, which received CE Mark approval in January 2020 and U.S. FDA approval in June 2020.
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
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and smart insulin pen systems. The Diabetes Group’s net sales for the three and six months ended October 30, 2020 were $574 million and $1.1 billion, a decrease of 4 percent as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $8 million on net sales for the three months ended October 30, 2020 and an unfavorable impact of $3 million on net sales for the six months ended October 30, 2020. The Diabetes Group's net sales declines for the three and six months ended October 30, 2020 were primarily attributable to the insulin pump business from new patient start delays associated with COVID-19 and continued competitive pressures in the U.S. The decrease is also largely attributable to COVID-19 pressures in the international markets. The declines were partially offset by growth for the Guardian Connect system.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Diabetes Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions, including the U.S. and Europe, are now experiencing a second wave. As a result, it is not possible to accurately predict the timing of recovery of deferrable new therapy adoptions to pre-COVID-19 levels, as to date, we are seeing the speed of recovery varies by therapy and geography. Therapies that might be considered more deferrable include new insulin pump starts while more urgent therapies include ongoing diabetes supplies and consumables, including continuous glucose sensors and infusion sets.
•Strengthening our position in the diabetes market as a result of the September 10, 2020 acquisition of Companion Medical. Companion Medical offers a U.S. FDA cleared InPen smart pen system that combines the freedom of a reusable Bluetooth pen with the intelligence of an intuitive mobile application that helps users administer the appropriate insulin dose. In addition, subsequent to quarter end, we have integrated our CGM data into the Companion Medical InPen Application which allows users to have their CGM readings in real-time alongside insulin dose information, all in one view.
•Continued pump competition in an expanding U.S. market.
•Patient demand for the MiniMed 770G BLE enabled system, which received U.S. FDA approval in August 2020. The system is powered by SmartGuard technology, as featured in the MiniMed 670 system, with the added benefits of smartphone connectivity and an expanded age indication to children as young as age two. Subsequent to quarter-end, the MiniMed 770G began limited release in the U.S.
•Changes in medical reimbursement policies and programs, along with additional payor coverage on insulin pumps.
•Continued future growth internationally for the advanced hybrid closed loop system. The advanced hybrid closed loop system was approved in the European Union (EU) on June 5, 2020, and launched in twelve countries outside the U.S., primarily in Europe, during October 2020. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
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
We test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our tests are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rates, asset groupings, and other assumptions and estimates. We use estimates that are consistent with the highest and best use of the assets based on a market participant's view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates.
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
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and six months ended October 30, 2020 and October 25, 2019 (dollar amounts in millions):
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three and six months ended October 30, 2020 was $2.7 billion and $5.2 billion, respectively. The increase in cost of products sold as a percentage of net sales for the three and six months ended October 30, 2020, as compared to the corresponding periods in the prior fiscal year, was largely due to increased expenses as a result of COVID-19, primarily due to period expensing of some of our fixed overhead costs due to idle capacity at certain manufacturing facilities and increases in reserves for excess and obsolete inventory, as well as negative impact from mix, as products in higher demand had lower gross margins.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense for the three and six months ended October 30, 2020 was $639 million and $1.3 billion, respectively.
During the first quarter of fiscal year 2021, we entered into arrangements with third parties to fund the development of certain technologies in our Diabetes Group. As there is a substantive and genuine transfer of risk to the third parties, the development funding provided is recognized as an obligation to perform contractual services, and therefore is recorded as income in other operating expense, net in the consolidated statements of income in the period the corresponding research and development expenses are incurred. If the technologies receive regulatory approval and are successfully commercialized, we will pay royalties to the third parties. For the three and six months ended October 30, 2020, no projects were significant, either individually or in aggregate, to our consolidated results.
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

Selling, general, and administrative expense for the three and six months ended October 30, 2020 was $2.6 billion and $5.0 billion, respectively. The increase in selling, general, and administrative expense as a percentage of net sales for the six months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, was primarily driven by the deleveraging experienced due to the impact of COVID-19 on net sales. The decrease in selling, general, and administrative expense in absolute values was primarily due to savings from our Enterprise Excellence program, as well as reduced travel and discretionary spending due to the pandemic. For the three months ended October 30, 2020, selling, general, and administrative expense as a percentage of net sales was flat, as compared to the corresponding period in the prior fiscal year, with increased annual incentive accruals offset by Enterprise Excellence savings.
The following is a summary of other costs and expenses:

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Amortization of intangible assets	$443	$441	$884	$881
Restructuring charges, net	97	27	150	74
Certain litigation charges, net	84	121	(4)	168
Other operating expense, net	149	149	35	127
Other non-operating income, net	(65)	(108)	(147)	(209)
Interest expense	470	165	641	774
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $443 million and $884 million for the three and six months ended October 30, 2020, respectively, as compared to $441 million and $881 million for the three and six months ended October 25, 2019, respectively.
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

For the three months and six months ended October 30, 2020, we recognized charges of $90 million and $169 million, respectively, partially offset by accrual adjustments of $3 million and $5 million, respectively. Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic and contract terminations being settled for less than originally estimated. For the three and six months ended October 30, 2020, charges included $10 million and $15 million, respectively, recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three and six months ended October 30, 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $32 million and $59 million, respectively, recognized within cost of products sold and $48 million and $95 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three and six months ended October 25, 2019, we recognized charges of $95 million and $231 million, respectively, partially offset by accrual adjustments of $1 million and $13 million, respectively, related to certain employees identified for termination finding other positions within Medtronic. For the three and six months ended October 25, 2019, charges included $28 million and $81 million, respectively, recognized within restructuring charges, net in the consolidated statements of income, primarily comprised of employee termination benefits. For the three and six months ended October 25, 2019, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $32 million and $61 million, respectively, recognized within cost of products sold and $35 million and $77 million, respectively, recognized within selling, general and administrative expense in consolidated statements of income. For the six months ended October 25, 2019, selling, general and administrative expense also included $6 million of fixed asset write-downs.

Simplification

In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while also more efficiently and effectively leveraging our Enterprise scale. Under the oversight of the portfolio leaders, this new operating model, which will be fully operational the beginning of the fourth quarter of fiscal year 2021, will simplify our organizational structure and accelerate decision-making and execution. Primary activities of the restructuring program will include reorganizing our business into a portfolio-level structure, including the creation of highly focused, accountable and empowered Operating Units (OUs), consolidating operations at the enterprise level, establishing Technology Development Centers in areas where we have deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage our scale but move with the same agility as our smaller, local competitors.

The Simplification program designed to streamline our operating model, improve competitiveness, and enhance the customer and employee experience will result in substantial reduction in selling, general, and administrative expenses, the majority of which are expected to be achieved through the end of fiscal year 2022. Annual savings of approximately $450 million to $475 million are expected to be realized by the various components of the Simplification program.

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

For the three and six months ended October 30, 2020, we recognized charges of $102 million and $153 million, respectively, partially offset by accrual adjustments of $8 million for both periods, related to certain employees identified for termination finding other positions within Medtronic. For the three and six months ended October 30, 2020, we recognized charges of $100 million and $150 million, respectively, within restructuring charges, net in the consolidated statements of income related to employee termination benefits, including $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. For the three and six months ended October 30, 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $2 million and $3 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges, Net We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three and six months ended October 30, 2020, we recognized charges of $84 million and a net benefit of $4 million, respectively. The net benefit for the six months ended October 30, 2020 is primarily related to favorable settlements in the first quarter of fiscal year 2021, partially offset by charges recognized in the second quarter of fiscal year 2021. During the three and six months ended October 25, 2019, we recognized charges of $121 million and $168 million, respectively, related to probable and estimable damages.
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, change in amounts accrued for certain contingent liabilities for a recent acquisition, a commitment to the Medtronic Foundation, charges associated with business exits, and income from funded research and development arrangements. For the three and six months ended October 30, 2020, other operating expense, net was $149 million and $35 million, respectively, as compared to $149 million and $127 million, for the three and six months ended October 25, 2019, respectively. The changes in other operating expense, net are primarily attributable to our remeasurement and hedging programs, change in amounts accrued for certain contingent liabilities, commitment to the Medtronic Foundation, and charges associated with business exits. Combined, our remeasurement and hedging programs resulted in a $16 million loss and $15 million gain for the three and six months ended October 30, 2020, respectively, as compared to a $47 million gain and $121 million gain for the three and six months ended October 25, 2019, respectively. Additionally, for the six months ended October 30, 2020, other operating expense, net includes a $132 million gain related to amounts accrued for certain contingent liabilities for a recent acquisition. For the three and six months ended October 25, 2019, other operating expense, net includes a $41 million charge associated with the exit of businesses and an $80 million charge associated with our commitment to the Medtronic Foundation.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three and six months ended October 30, 2020, other non-operating income, net was $65 million and $147 million, respectively, as compared to $108 million and $209 million for the three and six months ended October 25, 2019, respectively. The change in other non-operating income, net is primarily attributable to interest income, which was $46 million and $98 million for the three and six months ended October 30, 2020, respectively, as compared to $77 million and $160 million for the three and six months ended October 25, 2019, respectively.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. For the three and six months ended October 30, 2020, interest expense was $470 million and $641 million, respectively, as compared to $165 million and $774 million for the three and six months ended October 25, 2019, respectively. The increase in interest expense during the three months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year, was primarily driven by $308 million of charges recognized in connection with the early redemption of $6.0 billion of debt. The decrease in interest expense during the six months ended October 30, 2020 was primarily due to a decrease in charges related to debt tender and redemption transactions, which were $308 million for the six months ended October 30, 2020, as compared to $413 million for the six months ended October 25, 2019, as well as a decrease in the weighted-average interest rate of outstanding debt obligations driven by our debt issuance and tender transactions in the first quarter of fiscal year 2020 and second quarter of fiscal year 2021.
INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Income tax provision	$31	$(77)	$124	$23
Income before income taxes	525	1,294	1,109	2,271
Effective tax rate	5.9%	(6.0)%	11.2%	1.0%

Non-GAAP income tax provision	$221	$312	$358	$618
Non-GAAP income before income taxes	1,606	2,096	2,583	4,118
Non-GAAP Nominal Tax Rate	13.8%	14.9%	13.9%	15.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	7.9%	20.9%	2.7%	14.0%

Our effective tax rate for the three and six months ended October 30, 2020 was 5.9 percent and 11.2 percent, respectively, as compared to (6.0) percent and 1.0 percent for the three and six months ended October 25, 2019, respectively. The increase in our effective tax rate for the three and six months ended October 30, 2020, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of certain tax adjustments and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 30, 2020 was 13.8 percent and 13.9 percent, respectively, as compared to 14.9 percent and 15.0 percent for the three and six months ended October 25, 2019, respectively. The decrease in our Non-GAAP Nominal Tax Rate was due to the impact of year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 30, 2020 of approximately $16 million and $26 million, respectively.

Certain Tax Adjustments
During the three months ended October 30, 2020, the cost from certain tax adjustments of $16 million, recognized in income tax provision (benefit) in the consolidated statements of income, included a cost of $16 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
During the six months ended October 30, 2020, the net cost from certain tax adjustments of $20 million, recognized in income tax provision (benefit) in the consolidated statements of income, included the following:
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
•A cost of $23 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
During the three months ended October 25, 2019, the benefit from certain tax adjustments of $251 million, recognized in income tax provision (benefit) in the consolidated statements of income, included a benefit of $251 million related to tax legislative changes in Switzerland which abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes which will be amortized and deducted over a 10-year period.
During the six months ended October 25, 2019, the net benefit from certain tax adjustments of $281 million, recognized in income tax provision (benefit) in the consolidated statements of income, included the following:
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
•A benefit of $251 million related to tax legislative changes in Switzerland, which abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes which will be amortized and deducted over a 10-year period.

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position. Despite the impact from COVID-19 on operating cash flow and net income, we believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, and current investments, as well as our credit facility and related commercial paper programs outlined below, will satisfy our foreseeable operating needs. We believe we have ample liquidity, with $14.3 billion of cash and investments as of October 30, 2020, and an undrawn $3.5 billion credit facility, with $4.0 billion of debt obligation due within twelve months of October 30, 2020. Given our strong financial position, we are continuing to focus on making capital allocation decisions to drive our long-term strategies.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Six months ended
(in millions)	October 30, 2020	October 25, 2019
Cash provided by (used in):
Operating activities	$2,139	$3,377
Investing activities	(2,012)	(1,767)
Financing activities	1,991	(2,015)
Effect of exchange rate changes on cash and cash equivalents	162	(26)
Net change in cash and cash equivalents	$2,280	$(431)
Operating Activities The $1.2 billion decrease in net cash provided was primarily driven by a decrease in cash collected from customers, partially offset by a decrease in cash paid for income taxes, and a decrease in cash paid to employees. The decrease in cash collected from customers was primarily related to COVID-19 driving decreased sales in the fourth quarter of fiscal year 2020 and first quarter of fiscal year 2021, when compared to the corresponding periods in the prior fiscal year. Our relative sales performance in the three months ended October 30, 2020 compared to the prior fiscal year did not have a significant impact on our net cash provided. The decrease in cash paid for income taxes was primarily due to the decrease in estimated U.S. federal tax payments, as well as tax payments associated with a European audit settlement in the first quarter of fiscal year 2020. Cash paid to employees decreased due to lower annual incentive plan payouts compared the corresponding period in the prior fiscal year.
Investing Activities The $245 million increase in net cash used was primarily attributable to an increase in cash paid for acquisitions of $169 million and an increase in net purchases of investments of $57 million during the six months ended October 30, 2020, as compared to the corresponding period in the prior fiscal year.
Financing Activities The $4.0 billion increase in net cash provided was primarily attributable to the Mizuho Bank term loan under which the Company borrowed $2.8 billion in the first quarter of fiscal year 2021, as well as the net proceeds from the debt issuance and early redemption described below. Also contributing to the total increase in cash provided was the decrease in net cash used for share repurchases of $894 million. Cash flow activity related to share repurchases for the six months ended October 30, 2020 is related to cash remitted to taxing authorities for shares withheld for employee taxes on share-based payment deliveries and exercises; the Company did not repurchase any shares during the six months ended October 30, 2020. Partially offsetting these items was a decrease in the issuance of ordinary shares of $313 million, when compared to the corresponding period in the prior fiscal year. For the six months ended October 30, 2020 financing cash flows were impacted by the issuance of $7.2 billion of Euro-denominated senior notes offset by the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration. For comparison, financing cash flows for the six months ended October 25, 2019 were impacted by the issuance of $5.6 billion of Euro-denominated senior notes, offset by the tender of $5.2 billion of senior notes for $5.6 billion of total consideration. For more information on the aforementioned Mizuho Bank term loan, and issuances and redemptions of senior notes, please see the Debt and Capital section.

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

	Six months ended
(in millions)	October 30, 2020	October 25, 2019
Net cash provided by operating activities	$2,139	$3,377
Additions to property, plant, and equipment	(615)	(584)
Free cash flow	$1,524	$2,793
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs and unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions. Current debt at October 30, 2020, including the current portion of our long-term debt and finance lease obligations, was $4.0 billion as compared to $2.8 billion at April 24, 2020. Long-term debt at October 30, 2020 was $26.0 billion as compared to $22.0 billion at April 24, 2020. The increase in total debt was primarily driven by the net impact of issuance and redemption of senior notes as well as an unsecured term loan agreement entered into with Mizuho Bank, both of which are described below.
In May 2020, we entered into an unsecured term loan agreement with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion, or approximately $2.8 billion, with a term of six months, which may be extended for an additional six months at the Company’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. The proceeds of the loan were used for general corporate purposes. The Japanese Yen denominated debt is designated as a net investment hedge of certain of our Japanese operations. On November 12, 2020, we exercised our option to extend the term of the loan for an additional six months.
In September 2020, we issued six tranches of Euro-denominated senior notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Euro-denominated debt is designated as a net investment hedge of certain of our European operations. We used the net proceeds of the offering to fund the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration in October 2020. Additionally, we intend to use proceeds to repay our €750 million floating rate senior notes at maturity in March 2021. We recognized a loss on debt extinguishment of $308 million during the quarter, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income.
We maintain multicurrency commercial paper programs for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both October 30, 2020 and April 24, 2020, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2024. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At October 30, 2020 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we were in compliance with at October 30, 2020.

We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In March 2019, our Board of Directors authorized an incremental $6.0 billion in excess of prior authorizations for repurchase of our ordinary shares. There is no specific time period associated with these repurchase authorizations. The Company made no repurchases of ordinary shares during the six months ended October 30, 2020. We had approximately $6.0 billion remaining under the share repurchase program authorized by our Board of Directors at October 30, 2020.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020.
Liquidity
Our liquidity sources at October 30, 2020 include $6.4 billion of cash and cash equivalents and $7.9 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at October 30, 2020) and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.
Our investments include available-for-sale and held-to-maturity debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, auction rate securities, and term deposits. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. For the six months ended October 30, 2020, the total impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At October 30, 2020, we had $59 million of gross unrealized losses on our aggregate available-for-sale debt securities of $7.0 billion. If market conditions deteriorate, some of these holdings may experience impairments in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
The table below includes our short-term and long-term debt ratings from S&P and Moody's at both October 30, 2020 and April 24, 2020:

Agency Rating(1)
	October 30, 2020	April 24, 2020
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at October 30, 2020 were unchanged as compared to the ratings at April 24, 2020. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.
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
Off-Balance Sheet Arrangements and Long-Term Contractual Obligations
There have been no material changes to our off-balance sheet arrangements as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 24, 2020. Refer to the Debt and Capital section above for changes in debt obligations during the second quarter of fiscal year 2021; there were no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 24, 2020.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the six months ended October 30, 2020 and summarized balance sheet information at October 30, 2020 and April 24, 2020 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the six months ended October 30, 2020 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$942	$—
Operating profit (loss)	(383)	(40)
Loss before income taxes	(1,068)	(408)
Net loss attributable to Medtronic	(865)	(394)

The summarized balance sheet information at October 30, 2020 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$18,641	$7,895
Total noncurrent assets(4)	11,453	7,914
Total current liabilities(5)	33,553	16,223
Total noncurrent liabilities(6)	55,042	60,828
Noncontrolling interests	152	152

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
(3)Includes receivables due from non-guarantor subsidiaries of $16.6 billion and $6.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $7.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $27.7 billion and $12.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $27.4 billion and $41.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

The summarized balance sheet information at April 24, 2020 was as follows:

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
The gross notional amount of all currency exchange rate derivative instruments outstanding at October 30, 2020 and April 24, 2020 was $18.5 billion and $11.9 billion, respectively. At October 30, 2020, these contracts were in a net unrealized loss position of $116 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 30, 2020 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	October 30, 2020
10% appreciation in the U.S. dollar	$864
10% depreciation in the U.S. dollar	(864)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three months ended October 30, 2020.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at October 30, 2020 was comprised of debt predominately denominated in U.S. dollars, Euros, and Japanese Yen, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.

A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at October 30, 2020, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	October 30, 2020
10 basis point increase in interest rates	$20
10 basis point decrease in interest rates	(20)
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In August 2020, the Securities and Exchange Commission issued an updated ruling regarding the threshold for disclosure of proceedings under environmental laws to which a governmental authority is a party. In accordance with this updated ruling, we have adopted a disclosure threshold of $1 million in such circumstances, as we believe matters under this threshold are not material to the Company. A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis, and our legal proceedings and other loss contingencies are described in Note 16 to the current period's consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no shares repurchased by the Company during the second quarter of fiscal year 2021.

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	10.1	Form of Performance Share Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan
	10.2	Amended and Restated Covidien Supplemental Savings and Retirement Plan (restated November 6, 2020)
	10.3	Medtronic Non-Qualified Retirement Plan Supplemental (restated November 6, 2020, and formerly known as the Supplemental Executive Retirement Plan)
	10.4	Medtronic Capital Accumulation Plan Deferral Program (restated November 6, 2020)
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	December 3, 2020	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chief Executive Officer

Date:	December 3, 2020	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer