Form 10-Q
period 2021-01-29
Medtronic plc
filed 2021-03-05
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 29, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of March 3, 2021, 1,348,072,847 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Net sales	$7,775	$7,717	$21,929	$22,916
Costs and expenses:
Cost of products sold	2,621	2,400	7,830	7,160
Research and development expense	601	573	1,861	1,763
Selling, general, and administrative expense	2,537	2,587	7,553	7,750
Amortization of intangible assets	453	436	1,337	1,317
Restructuring charges, net	83	13	235	87
Certain litigation charges, net	122	108	118	276
Other operating expense (income), net	82	(39)	116	88
Operating profit	1,277	1,639	2,879	4,475
Other non-operating income, net	(86)	(96)	(233)	(305)
Interest expense	143	156	783	930
Income before income taxes	1,220	1,579	2,329	3,850
Income tax provision (benefit)	(59)	(340)	65	(317)
Net income	1,279	1,919	2,264	4,167
Net income attributable to noncontrolling interests	(9)	(4)	(18)	(24)
Net income attributable to Medtronic	$1,270	$1,915	$2,246	$4,143
Basic earnings per share	$0.94	$1.43	$1.67	$3.09
Diluted earnings per share	$0.94	$1.42	$1.66	$3.07
Basic weighted average shares outstanding	1,346.4	1,340.5	1,344.2	1,340.7
Diluted weighted average shares outstanding	1,356.0	1,351.5	1,352.7	1,351.6

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Net income	$1,279	$1,919	$2,264	$4,167

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	24	20	137	93
Translation adjustment	690	32	1,951	(116)
Net investment hedge	(587)	35	(1,863)	187
Net change in retirement obligations	9	13	28	38
Unrealized loss on cash flow hedges	(213)	(35)	(607)	(37)
Other comprehensive (loss) income	(78)	65	(354)	165
Comprehensive income including noncontrolling interests	1,201	1,984	1,910	4,332
Comprehensive income attributable to noncontrolling interests	(11)	(4)	(27)	(24)
Comprehensive income attributable to Medtronic	$1,190	$1,980	$1,883	$4,308

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 29, 2021	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,077	$4,140
Investments	9,562	6,808
Accounts receivable, less allowances and credit losses of $277 and $208, respectively	5,215	4,645
Inventories, net	4,508	4,229
Other current assets	1,986	2,209
Total current assets	26,347	22,031
Property, plant, and equipment	12,398	11,644
Accumulated depreciation	(7,375)	(6,816)
Property, plant, and equipment, net	5,023	4,828
Goodwill	42,141	39,841
Other intangible assets, net	18,240	19,063
Tax assets	3,310	2,832
Other assets	2,208	2,094
Total assets	$97,270	$90,689
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$3,821	$2,776
Accounts payable	1,816	1,996
Accrued compensation	2,495	2,099
Accrued income taxes	403	502
Other accrued expenses	3,999	2,993
Total current liabilities	12,534	10,366
Long-term debt	26,502	22,021
Accrued compensation and retirement benefits	2,042	1,910
Accrued income taxes	2,263	2,682
Deferred tax liabilities	1,232	1,174
Other liabilities	1,768	1,664
Total liabilities	46,342	39,817
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,347,470,889 and 1,341,074,724 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,665	26,165
Retained earnings	28,015	28,132
Accumulated other comprehensive loss	(3,922)	(3,560)
Total shareholders’ equity	50,758	50,737
Noncontrolling interests	170	135
Total equity	50,928	50,872
Total liabilities and equity	$97,270	$90,689

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	487	—	487	4	491
Other comprehensive (loss) income	—	—	—	—	(222)	(222)	5	(217)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(778)	—	(778)	—	(778)
Issuance of shares under stock purchase and award plans	2	—	26	—	—	26	—	26
Stock-based compensation	—	—	70	—	—	70	—	70
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(1)	—	—	—	(24)	—	(24)	—	(24)
July 31, 2020	1,343	$—	$26,261	$27,817	$(3,782)	$50,296	$147	$50,443
Net income	—	—	—	489	—	489	5	494
Other comprehensive (loss) income	—	—	—	—	(61)	(61)	1	(60)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(780)	—	(780)	—	(780)
Issuance of shares under stock purchase and award plans	2	—	93	—	—	93	—	93
Stock-based compensation	—	—	140	—	—	140	—	140
Changes to noncontrolling ownership interests	—	—	(13)	—	—	(13)	(1)	(14)
October 30, 2020	1,345	$—	$26,481	$27,526	$(3,843)	$50,164	$152	$50,316
Net income	—	—	—	1,270	—	1,270	9	1,279
Other comprehensive (loss) income	—	—	—	—	(80)	(80)	2	(78)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(781)	—	(781)	—	(781)
Issuance of shares under stock purchase and award plans	2	—	118	—	—	118	—	118
Stock-based compensation	—	—	65	—	—	65	—	65
Changes to noncontrolling ownership interests	—	—	—	—	—	—	6	6
January 29, 2021	1,347	$—	$26,665	$28,015	$(3,922)	$50,758	$170	$50,928
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

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 29, 2021	January 24, 2020
Operating Activities:
Net income	$2,264	$4,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,018	1,991
Provision for doubtful accounts and credit losses	103	67
Deferred income taxes	(208)	(793)
Stock-based compensation	275	235
Loss on debt extinguishment	308	406
Other, net	161	140
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(450)	(119)
Inventories, net	(75)	(346)
Accounts payable and accrued liabilities	529	103
Other operating assets and liabilities	(430)	(67)
Net cash provided by operating activities	4,495	5,784
Investing Activities:
Acquisitions, net of cash acquired	(976)	(199)
Additions to property, plant, and equipment	(978)	(877)
Purchases of investments	(9,448)	(8,249)
Sales and maturities of investments	6,753	5,791
Other investing activities	(136)	(34)
Net cash used in investing activities	(4,785)	(3,568)
Financing Activities:
Change in current debt obligations, net	(311)	17
Proceeds from short-term borrowings (maturities greater than 90 days)	2,789	—
Issuance of long-term debt	7,172	5,568
Payments on long-term debt	(6,451)	(5,606)
Dividends to shareholders	(2,339)	(2,170)
Issuance of ordinary shares	314	585
Repurchase of ordinary shares	(77)	(1,208)
Other financing activities	(104)	(74)
Net cash provided by (used in) financing activities	993	(2,888)
Effect of exchange rate changes on cash and cash equivalents	234	(12)
Net change in cash and cash equivalents	937	(684)
Cash and cash equivalents at beginning of period	4,140	4,393
Cash and cash equivalents at end of period	$5,077	$3,709

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$813	$639
Interest	334	348
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
The Covid-19 pandemic ("COVID-19" or the "pandemic") has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower sales and customer demand than the prior year in many businesses and macroeconomic factors, and has assessed the potential impact on certain accounting estimates including, but not limited to, the allowance for doubtful accounts, inventory reserves, return reserves, the valuation of goodwill, intangible assets, other long-lived assets, investments and contingent consideration, as of January 29, 2021 and through the date of this report. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and nine months ended January 29, 2021, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
The accompanying unaudited consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
2. New Accounting Pronouncements
Recently Adopted
Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board (FASB) issued guidance changing the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2021. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three and nine months ended January 29, 2021 and January 24, 2020:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Cardiac Rhythm & Heart Failure	$1,371	$1,393	$4,045	$4,201
Coronary & Structural Heart	873	948	2,484	2,844
Aortic, Peripheral, & Venous	463	478	1,336	1,420
Cardiac & Vascular Group	2,707	2,819	7,865	8,464
Surgical Innovations	1,423	1,474	3,896	4,345
Respiratory, Gastrointestinal, & Renal	890	702	2,502	2,073
Minimally Invasive Therapies Group	2,313	2,176	6,399	6,418
Cranial & Spinal Technologies	1,081	1,117	3,096	3,284
Specialty Therapies	618	588	1,653	1,726
Neuromodulation	426	406	1,152	1,224
Restorative Therapies Group	2,126	2,111	5,900	6,235
Diabetes Group	630	610	1,766	1,798
Total	$7,775	$7,717	$21,929	$22,916
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
The table below illustrates net sales by market geography for each segment for the three and nine months ended January 29, 2021 and January 24, 2020:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Cardiac & Vascular Group	$1,272	$1,366	$941	$915	$493	$538
Minimally Invasive Therapies Group	959	934	868	791	486	451
Restorative Therapies Group	1,401	1,409	444	436	280	266
Diabetes Group	307	312	268	236	55	63
Total	$3,939	$4,021	$2,522	$2,377	$1,314	$1,318

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Cardiac & Vascular Group	$3,854	$4,182	$2,739	$2,735	$1,271	$1,547
Minimally Invasive Therapies Group	2,677	2,769	2,425	2,364	1,297	1,285
Restorative Therapies Group	3,934	4,187	1,246	1,278	720	770
Diabetes Group	879	930	733	693	154	176
Total	$11,344	$12,068	$7,143	$7,069	$3,443	$3,778
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At January 29, 2021, $970 million of rebates were classified as other accrued expenses, and $438 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 24, 2020, $706 million of rebates

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

were classified as other accrued expenses, and $321 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. For the three and nine months ended January 29, 2021 and January 24, 2020, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at January 29, 2021 and April 24, 2020 was $357 million and $303 million, respectively. At January 29, 2021 and April 24, 2020, $267 million and $213 million, respectively, was included in other accrued expenses, and $90 million was included in other liabilities for both periods. During the nine months ended January 29, 2021, the Company recognized $210 million of revenue that was included in deferred revenue as of April 24, 2020.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 29, 2021, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $1.2 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
4. Acquisitions
The Company had acquisitions during the three and nine months ended January 29, 2021 and during the nine months January 24, 2020 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and nine months ended January 29, 2021 and for the nine months January 24, 2020. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired.
Fiscal Year 2021
The acquisition date fair value of net assets acquired during the nine months ended January 29, 2021 was $1.2 billion, consisting of $1.3 billion of assets acquired and $159 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $407 million of technology-based intangible assets and $13 million of customer-related intangible assets with estimated useful lives ranging from 8 to 15 years and $805 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $253 million of contingent consideration liabilities in connection with business combinations during the nine months ended January 29, 2021, which are comprised of revenue and product development milestone-based payments. Additionally, during the nine months ended January 29, 2021, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities from a recent acquisition. The benefit was recognized in other operating expense (income), net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020. For the three and nine months ended January 29, 2021, purchase price allocation adjustments were not significant.
Fiscal Year 2020
The acquisition date fair value of net assets acquired during the nine months ended January 24, 2020 was $272 million, consisting of $324 million of assets acquired and $52 million of liabilities assumed. Assets acquired were primarily comprised of $139 million of technology-based intangible assets and $26 million of customer-related intangible assets with estimated useful lives ranging from 8 to 16 years, $40 million of inventory, and $92 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $65 million of contingent consideration liabilities in connection with business combinations during the nine months ended January 24, 2020, which are comprised of revenue milestone-based payments. For the nine months ended January 24, 2020, purchase price allocation adjustments were not significant.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Consideration
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within other operating expense (income), net in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
The fair value of contingent consideration at January 29, 2021 and April 24, 2020 was $440 million and $280 million, respectively. At January 29, 2021, $328 million was recorded in other accrued expenses, and $112 million was recorded in other liabilities in the consolidated balance sheet. At April 24, 2020, $112 million was recorded in other accrued expenses, and $168 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Beginning balance	$461	$260	$280	$222
Purchase price contingent consideration	95	45	253	110
Payments	(127)	(3)	(129)	(32)
Change in fair value	11	2	36	4
Ending balance	$440	$304	$440	$304
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

	Fair Value at
(in millions)	January 29, 2021	Unobservable Input	Range	Weighted Average (1)
		Discount rate	11.2% - 31.6%	17.1%
Revenue and other performance-based payments	$250	Probability of payment	30% - 100%	99.2%
		Projected fiscal year of payment	2021 - 2027	2024
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$190	Probability of payment	95% - 100%	98.8%
		Projected fiscal year of payment	2021 - 2027	2024
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
The Company estimates that, in connection with its Enterprise Excellence restructuring program, it will recognize pre-tax exit and disposal costs and other costs across all segments of approximately $1.6 billion to $1.8 billion, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately 40 percent of the estimated charges are related to employee termination benefits. The remaining

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three and nine months ended January 29, 2021, the Company recognized net charges of $77 million and $241 million, respectively, of which $36 million and $95 million, respectively, were recognized within cost of products sold and $30 million and $125 million, respectively, were recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three and nine months ended January 24, 2020, the Company recognized net charges of $97 million and $315 million, respectively, of which $50 million and $117 million, respectively, were recognized within cost of products sold and $34 million and $111 million, respectively, were recognized within selling, general, and administrative expense in the consolidated statements of income.

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the nine months ended January 29, 2021:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 24, 2020	$89	$19	$4	$112
Charges	28	216	3	247
Cash payments	(59)	(228)	(4)	(291)
Accrual adjustments(2)	(4)	—	(2)	(6)
January 29, 2021	$54	$7	$1	$62
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)Accrual adjustments relate to certain employees identified for termination finding other positions within Medtronic and contract terminations being settled for less than originally estimated.
Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while also more efficiently and effectively leveraging the enterprise scale. Under the oversight of the portfolio leaders, this new operating model, which became fully operational the beginning of the fourth quarter of fiscal year 2021, will simplify the Company's organizational structure and accelerate decision-making and execution. Primary activities of the restructuring program will include reorganizing the Company into a portfolio-level structure, including the creation of highly focused, accountable, and empowered Operating Units (OUs), consolidating Operations at the enterprise level, establishing Technology Development Centers in areas where the Company has deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage the Company's scale but move with the same agility as smaller, local competitors.
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
For the three months ended January 29, 2021, the Company recognized net charges of $84 million. For the nine months ended January 29, 2021, the Company recognized net charges of $229 million, which included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing restructuring charges below, as they are associated with costs that are accounted for under the pension and post-retirement rules. See Note 14 for further discussion on the incremental defined benefit pension and post-retirement expenses. The charges recognized for the three and nine months ended January 29, 2021 included $11 million and $14 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to the Simplification restructuring program for the nine months ended January 29, 2021:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 24, 2020	$—	$—	$—
Charges	123	15	138
Cash payments	(38)	(15)	(53)
Accrual adjustments(2)	(6)	—	(6)
January 29, 2021	$79	$—	$79
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2) Accrual adjustments relate to certain employees identified for termination finding other positions within the Company.
6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and held-to-maturity. Investments classified as available-for-sale are remeasured on a recurring basis. Investments classified as held-to-maturity are measured at amortized cost. The following tables summarize the Company's investments in available-for-sale and held-to-maturity debt securities by significant investment category and the related consolidated balance sheet classification at January 29, 2021 and April 24, 2020:

	January 29, 2021
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Available-for-sale securities:
Level 1:
U.S. government and agency securities	$523	$36	$—	$560	$560	$—
Level 2:
Corporate debt securities	5,809	131	(9)	5,931	5,931	—
U.S. government and agency securities	949	1	—	950	950	—
Mortgage-backed securities	652	27	(17)	662	662	—
Non-U.S. government and agency securities	31	1	—	33	33	—
Other asset-backed securities	510	4	(1)	513	513	—
Total Level 2	7,951	164	(27)	8,089	8,089	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	8,511	200	(30)	8,681	8,648	33
Held-to-maturity securities:
Level 2:
Time deposit	913	—	—	913	913	—
Total debt securities	$9,423	$200	$(30)	$9,594	$9,562	$33

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 29, 2021 and April 24, 2020:

	January 29, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$51	$—	$659	$(9)
Mortgage-backed securities	25	(3)	112	(14)
Other asset-backed securities	—	—	177	(1)
Auction rate securities	33	(3)	—	—
Total	$109	$(6)	$948	$(24)

	April 24, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,368	$(2)	$2,893	$(88)
Mortgage-backed securities	35	(1)	663	(27)
Other asset-backed securities	17	—	463	(20)
Auction rate securities	33	(3)	—	—
Total	$1,453	$(6)	$4,019	$(135)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended January 29, 2021 and January 24, 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
There were no purchases, sales, settlements, or significant gains or losses recognized in earnings or other comprehensive income for debt securities classified as Level 3 during the three and nine months ended January 29, 2021. During the three and nine months ended January 24, 2020, the Company redeemed $11 million worth of level 3 investments at par value. No gain or loss was recognized on the redemption.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Proceeds from sales	$2,406	$2,531	$6,740	$5,789
Gross realized gains	4	9	12	17
Gross realized losses	(4)	(2)	(11)	(13)
The January 29, 2021 balance of available-for-sale and held-to-maturity debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	January 29, 2021
(in millions)	Available-For-Sale	Held-To-Maturity
Due in one year or less	$3,613	$913
Due after one year through five years	3,546	—
Due after five years through ten years	1,477	—
Due after ten years	45	—
Total	$8,681	$913
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
The following table summarizes the Company's equity and other investments at January 29, 2021 and April 24, 2020, which are classified as other assets in the consolidated balance sheets:

(in millions)	January 29, 2021	April 24, 2020
Investments with readily determinable fair value (marketable equity securities)	$29	$18
Investments without readily determinable fair values	513	391
Equity method and other investments	74	71
Total equity and other investments	$616	$480

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Proceeds from sales	$10	$—	$11	$2
Gross gains	18	1	32	16
Gross losses	—	—	(2)	—
Impairment losses recognized	—	(1)	(2)	(5)
During the three and nine months ended January 29, 2021, there were $17 million and $28 million, respectively, of net unrealized gains on equity securities and other investments still held at January 29, 2021. During the three and nine months ended January 24, 2020, there were $1 million and $16 million, respectively, of net unrealized gains on equity securities and other investments still held at January 24, 2020.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. No commercial paper was outstanding at January 29, 2021 and April 24, 2020. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At January 29, 2021 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The Company is in compliance with the covenants under the Credit Facility.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 29, 2021	April 24, 2020
Current debt obligations	2021 - 2022	$3,821	$2,776

Long-term debt
3.150 percent seven-year 2015 senior notes	2022	—	1,534
3.200 percent ten-year 2012 senior notes	2023	—	650
2.750 percent ten-year 2013 senior notes	2023	—	530
0.000 percent three-year 2019 senior notes	2023	913	815
0.375 percent four-year 2019 senior notes	2023	1,825	1,631
0.000 percent two-year 2020 senior notes	2023	1,521	—
2.950 percent ten-year 2013 senior notes	2024	—	310
3.625 percent ten-year 2014 senior notes	2024	—	432
3.500 percent ten-year 2015 senior notes	2025	1,890	2,700
0.250 percent six-year 2019 senior notes	2026	1,217	1,087
0.000 percent five-year 2020 senior notes	2026	1,217	—
3.350 percent ten-year 2017 senior notes	2027	368	368
1.125 percent eight-year 2019 senior notes	2027	1,825	1,631
0.375 percent eight-year 2020 senior notes	2029	1,217	—
1.625 percent twelve-year 2019 senior notes	2031	1,217	1,087
1.000 percent twelve-year 2019 senior notes	2032	1,217	1,087
0.750 percent twelve-year 2020 senior notes	2033	1,217	—
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 senior notes	2038	253	253
6.500 percent thirty-year 2009 senior notes	2039	158	158
2.250 percent twenty-year 2019 senior notes	2039	1,217	1,087
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.500 percent twenty-year 2019 senior notes	2040	1,217	1,087
1.375 percent twenty-year 2020 senior notes	2041	1,217	—
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,217	1,087
1.625 percent thirty-year 2020 senior notes	2051	1,217	—
Bank borrowings	2022	—	55
Finance lease obligations	2022 - 2036	65	45
Deferred financing costs	2021 - 2051	(128)	(104)
Debt discount, net	2021 - 2051	(78)	(15)
Long-term debt		$26,502	$22,021

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Seniors notes.
In June 2019, Medtronic Luxco issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €5.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2050, resulting in cash proceeds of approximately $5.6 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the cash tender offer and early redemption of $5.2 billion of Medtronic Inc., CIFSA, and Medtronic Luxco Senior Notes for $5.6 billion of total consideration. The Company recognized a loss on debt extinguishment of $413 million during the first quarter of fiscal year 2020, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income for the nine months ended January 24, 2020.
In September 2020, Medtronic Luxco issued an additional six tranches of Euro-denominated Senior Notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the early redemption of $4.3 billion of Medtronic Inc. and CIFSA Senior Notes and €1.5 billion of Medtronic Luxco Senior Notes for $6.3 billion of total consideration in October 2020. Additionally, the Company intends to use the proceeds to repay its €750 million floating rate senior notes at maturity in March 2021. The Company recognized a loss on debt extinguishment of $308 million during the second quarter of fiscal year 2021, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income for the nine months ended January 29, 2021.
The Euro-denominated debt issued in June 2019 and September 2020 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding the net investment hedge.
Term Loan Agreements
On May 12, 2020, Medtronic Luxco entered into a term loan agreement (Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion, with a term of six months and the option to extend for an additional six months at Medtronic Luxco’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. Borrowings under the Loan Agreement will bear interest at the TIBOR Rate (as defined in the Loan Agreement) plus a margin of 0.50% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the Loan Agreement. On November 12, 2020, the Company exercised its option to extend the term loan for an additional six months. As of January 29, 2021, the amount outstanding under the term loan was ¥300 billion, or approximately $2.9 billion. The Japanese Yen-denominated debt is designated as a net investment hedge of certain of our Japanese operations as of January 29, 2021. Refer to Note 8 for additional information regarding the net investment hedge.
Financial Instruments Not Measured at Fair Value
At January 29, 2021, the estimated fair value of the Company’s Senior Notes was $30.8 billion compared to a principal value of $27.6 billion. At April 24, 2020, the estimated fair value was $27.1 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $14.0 billion and $11.9 billion at January 29, 2021 and April 24, 2020, respectively.
The Company also uses derivative and non-derivative instruments to manage the impact of currency exchange rate changes on net investments in foreign currency-denominated operations. The information that follows explains the various types of derivatives and

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets and statements of income.
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at January 29, 2021 and April 24, 2020 was $6.0 billion and $4.9 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at January 29, 2021 and April 24, 2020 was $210 million and $181 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities in the consolidated statements of cash flows.
The amounts and classification of the (gains) losses in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three and nine months ended January 29, 2021 and January 24, 2020 were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Currency exchange rate contracts	Other operating expense (income), net	$47	$2	$172	$(4)
Total return swaps	Other operating expense (income), net	(26)	(17)	(54)	(22)
Total		$21	$(15)	$118	$(26)
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 29, 2021 and April 24, 2020 was $8.1 billion and $7.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense (income), net in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during the three and nine months ended January 29, 2021 and January 24, 2020.
The amount of the (gains) losses recognized in accumulated other comprehensive loss (AOCI) related to the currency exchange rate contract derivative instruments designated as cash flow hedges for the three and nine months ended January 29, 2021 and January 24, 2020 were as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Currency exchange rate contracts	$282	$(41)	$733	$(144)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of the (gains) losses recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for the three and nine months ended January 29, 2021 and January 24, 2020 were as follows:

	Three months ended		Nine months ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
(in millions)	Other operating expense (income), net	Other operating expense (income), net	Other operating expense (income), net	Other operating expense (income), net
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$82	$(39)	$116	$88

Currency exchange rate contracts designated as cash flow hedges:
Amount of (gain) loss reclassified from AOCI into income	21	(82)	(34)	(206)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For the three and nine months ended January 29, 2021 and January 24, 2020, the reclassifications of net (gains) losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.
At January 29, 2021 and April 24, 2020, the Company had $341 million in after-tax net unrealized losses and $266 million in after-tax net unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $175 million of after-tax net unrealized losses at January 29, 2021 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated and Japanese Yen-denominated debt as net investment hedges of certain of its European and Japanese operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At January 29, 2021, the Company had €16.0 billion, or $19.5 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, and ¥300 billion, or $2.9 billion, of outstanding Yen-denominated debt designated as a hedge of its net investment in certain of its Japanese operations. The Euro-denominated debt will mature in fiscal years 2023 through 2051, and the Yen-denominated debt will mature in fiscal year 2022.
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
For instruments that are designated and qualify as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in other operating expense (income), net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows.
At January 29, 2021 and April 24, 2020, the Company had $1.6 billion in after-tax unrealized losses and $236 million in after-tax unrealized gains, respectively, associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized gains at January 29, 2021 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during the three and nine months ended January 29, 2021 or January 24, 2020 on instruments that no longer qualify as net investment hedges.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount and classifications of the (gains) losses recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge effectiveness were as follows:

		Three months ended		Nine months ended
(in millions)	Classification	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Net investment hedges	Other operating expense (income), net	$—	$—	$—	$(7)
The amount of the (gains) losses recognized in AOCI related to instruments designated as net investment hedges for the three and nine months ended January 29, 2021 and January 24, 2020 were as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Net investment hedges	$587	$(35)	$1,863	$(187)
In February, subsequent to the end of the third quarter of fiscal year 2021, the Company dedesignated ¥300 billion of outstanding Yen-denominated debt previously designated as a net investment hedge, and entered into freestanding forward derivative contracts with a total notional value of ¥300 billion, or approximately $2.9 billion. These forward contracts are not designated as hedges. The Company plans to repay the ¥300 billion of outstanding Yen-denominated debt in conjunction with the maturity of these forward contracts.
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 29, 2021 and April 24, 2020. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	January 29, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$9	Other accrued expenses	$222
Currency exchange rate contracts	Other assets	1	Other liabilities	134
Total derivatives designated as hedging instruments		10		356
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	24	Other accrued expenses	20
Total return swaps	Other current assets	12	Other accrued expenses	—
Cross-currency interest rate contracts	Other current assets	1	Other accrued expenses	—
Total derivatives not designated as hedging instruments		37		20
Total derivatives		$47		$376

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 24, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$271	Other accrued expenses	$2
Currency exchange rate contracts	Other assets	103	Other liabilities	2
Total derivatives designated as hedging instruments		374		4
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	25	Other accrued expenses	13
Total return swaps	Other current assets	—	Other accrued expenses	25
Cross-currency interest rate contracts	Other current assets	3	Other accrued expenses	—
Total derivatives not designated as hedging instruments		28		38
Total derivatives		$402		$42
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 29, 2021		April 24, 2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$34	$13	$399	$3
Derivative liabilities	376	—	17	25
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

	January 29, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$34	$(29)	$—	$5
Cross-currency interest rate contracts	1	—	—	1
Total return swaps	12	—	—	12
	47	(29)	—	18
Derivative liabilities:
Currency exchange rate contracts	(376)	29	148	(199)
Total	$(329)	$—	$148	$(181)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 24, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$399	$(17)	$(48)	$334
Cross-currency interest rate contracts	3	—	—	3
	402	(17)	(48)	337
Derivative liabilities:
Currency exchange rate contracts	(17)	17	—	—
Total return swaps	(25)	—	—	(25)
	(42)	17	—	(25)
Total	$360	$—	$(48)	$312

9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	January 29, 2021	April 24, 2020
Finished goods	$2,990	$2,874
Work in-process	654	608
Raw materials	864	747
Total	$4,508	$4,229

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiac and Vascular Group	Minimally Invasive Therapies Group	Restorative Therapies Group	Diabetes Group	Total
April 24, 2020	$6,831	$20,176	$10,920	$1,914	$39,841
Goodwill as a result of acquisitions	248	12	199	346	805
Purchase accounting adjustments	—	(5)	3	—	(2)
Currency translation and other	139	1,169	188	1	1,497
January 29, 2021	$7,218	$21,352	$11,310	$2,261	$42,141
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not recognize any goodwill impairment during the three and nine months ended January 29, 2021 or January 24, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 29, 2021		April 24, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$17,035	$(5,818)	$16,963	$(5,065)
Purchased technology and patents	11,320	(4,984)	10,742	(4,354)
Trademarks and tradenames	475	(246)	464	(232)
Other	80	(62)	75	(53)
Total	$28,910	$(11,110)	$28,244	$(9,704)
Indefinite-lived:
IPR&D	$440	$—	$523	$—
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not recognize any definite-lived intangible asset charges during the three and nine months ended January 29, 2021 or during the three months ended January 24, 2020. During the nine months ended January 24, 2020, the Company recognized $33 million of definite-lived intangible asset charges in connection with exit of businesses within the Restorative Therapies Group. Intangible asset impairment charges are recognized in other operating expense (income), net in the consolidated statements of income.
The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying value may be impaired. The Company did not recognize any indefinite-lived intangible asset impairments during the three and nine months ended January 29, 2021 or January 24, 2020. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended January 29, 2021 and January 24, 2020 was $453 million and $436 million, respectively. Intangible asset amortization expense for both the nine months ended January 29, 2021 and January 24, 2020 was $1.3 billion. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 29, 2021, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2021	$448
2022	1,759
2023	1,695
2024	1,664
2025	1,637
2026	1,625

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

11. Income Taxes
The Company's effective tax rate for the three and nine months ended January 29, 2021 was (4.8) percent and 2.8 percent, respectively, as compared to (21.5) percent and (8.2) percent for the three and nine months ended January 24, 2020, respectively. The increase in the effective tax rate for the three and nine months ended January 29, 2021, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of certain tax adjustments described below and year-over-year changes in operational results by jurisdiction.
Certain Tax Adjustments
During the three and nine months ended January 29, 2021, the net benefit from certain tax adjustments of $150 million and $130 million, respectively, recognized in income tax provision (benefit) in the consolidated statements of income, included the following. Unless otherwise stated, amounts apply to both the three- and nine-month period.
•A net benefit of $106 million associated with the resolution of an audit at the IRS Appellate level for fiscal years 2012, 2013, and 2014. The issues resolved relate to the utilization of certain net operating losses and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for businesses that are not the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.
•A benefit of $83 million related to the capitalization of certain research and development costs for U.S. income tax purposes and the establishment of a deferred tax asset at the U.S. federal statutory tax rate.
•A net cost of $27 million associated with an internal restructuring and intercompany sale of assets.
•A cost of $12 million and $35 million for the three and nine months ended January 29, 2021, respectively, associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A benefit of $3 million for the nine months ended January 29, 2021 associated with the finalization of an intercompany sale of intellectual property and the establishment of a deferred tax asset. The cumulative amount of deferred tax benefit previously recognized from intercompany intellectual property transactions and recorded as Certain Tax Adjustments is $1.5 billion. The corresponding deferred tax assets will be amortized over a period of approximately 20 years.
During the three and nine months ended January 24, 2020, the net benefit from certain tax adjustments of $558 million and $839 million, respectively, recognized in income tax provision (benefit) in the consolidated statements of income, included the following. Unless otherwise stated, amounts apply to both the three- and nine-month period.
•A benefit of $558 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the three months ended January 24, 2020, which required the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
•A net benefit of $30 million for the nine months ended January 24, 2020 related to U.S. Treasury’s issuance of certain Final Regulations associated with U.S. Tax Reform. The primary impact of these regulations resulted in the Company re-establishing its permanently reinvested assertion on certain foreign earnings and reversing the previously accrued tax liability. This benefit was partially offset by additional tax associated with a previously executed internal reorganization of certain foreign subsidiaries.
•A benefit of $251 million for the nine months ended January 24, 2020 related to tax legislative changes in Switzerland that abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates, but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes that will be amortized and deducted over a 10-year period.
At January 29, 2021 and April 24, 2020, the Company's gross unrecognized tax benefits were $1.6 billion and $1.9 billion, respectively. In addition, the Company had accrued gross interest and penalties of $94 million at January 29, 2021. If all the Company’s unrecognized tax benefits were recognized, approximately $1.5 billion would impact the Company’s effective tax rate. At January 29, 2021 and April 24, 2020, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $773 million and $911 million, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision (benefit) in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Numerator:
Net income attributable to ordinary shareholders	$1,270	$1,915	$2,246	$4,143
Denominator:
Basic – weighted average shares outstanding	1,346.4	1,340.5	1,344.2	1,340.7
Effect of dilutive securities:
Employee stock options	7.3	8.4	6.0	7.8
Employee restricted stock units	2.0	2.6	2.2	2.9
Other	0.3	—	0.3	0.2
Diluted – weighted average shares outstanding	1,356.0	1,351.5	1,352.7	1,351.6

Basic earnings per share	$0.94	$1.43	$1.67	$3.09
Diluted earnings per share	$0.94	$1.42	$1.66	$3.07
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 2 million and 6 million ordinary shares for the three and nine months ended January 29, 2021, respectively, and 3 million ordinary shares for both the three and nine months ended January 24, 2020, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, and employee stock purchase plan shares recognized for the three and nine months ended January 29, 2021 and January 24, 2020:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Stock options	$10	$12	$61	$52
Restricted stock	48	46	186	159
Employee stock purchase plan	7	8	28	24
Total stock-based compensation expense	$65	$66	$275	$235

Cost of products sold	$7	$6	$28	$22
Research and development expense	7	9	30	29
Selling, general, and administrative expense	51	51	217	184
Total stock-based compensation expense	65	66	275	235
Income tax benefits	(11)	(11)	(46)	(40)
Total stock-based compensation expense, net of tax	$54	$55	$229	$195

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 29, 2021 and January 24, 2020:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Service cost	$26	$26	$17	$15
Interest cost	28	32	7	7
Expected return on plan assets	(60)	(56)	(13)	(15)
Amortization of net actuarial loss	17	14	6	4
Net periodic benefit cost	$11	$16	$17	$11

	U.S.		Non-U.S.
	Nine months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Special termination benefits	$80	$—	$—	$—
Service cost	80	78	51	45
Interest cost	82	96	20	21
Expected return on plan assets	(182)	(168)	(41)	(45)
Amortization of net actuarial loss	52	42	18	11
Net periodic benefit cost	$112	$48	$48	$32
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
During fiscal year 2021, as part of the Simplification restructuring program, the Company offered certain eligible U.S. employees voluntary early retirement packages, resulting in incremental expense of $97 million recognized during the nine months ended January 29, 2021. Of this amount, $80 million related to U.S. pension benefits, $11 million related to defined contribution plans, $4 million related to U.S. post-retirement benefits, and $2 million related to cash payments and administrative fees. See Note 5 for additional information on the Simplification restructuring program.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
Other comprehensive income (loss) before reclassifications	138	1,943	(1,863)	(26)	(589)	(397)
Reclassifications	(1)	—	—	54	(18)	35
Other comprehensive income (loss)	137	1,943	(1,863)	28	(607)	(362)
January 29, 2021	$137	$(267)	$(1,627)	$(1,824)	$(341)	$(3,922)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2019	$(45)	$(1,383)	$(169)	$(1,308)	$194	$(2,711)
Other comprehensive income (loss) before reclassifications	94	(116)	187	(1)	106	270
Reclassifications	(1)	—	—	39	(143)	(105)
Other comprehensive income (loss)	93	(116)	187	38	(37)	165
January 24, 2020	$48	$(1,499)	$18	$(1,270)	$157	$(2,546)

The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the nine months ended January 29, 2021 and January 24, 2020 was an expense of $40 million and $7 million, respectively. There was no income tax on gains and losses on investment securities reclassified from AOCI for the nine months ended January 29, 2021. During the nine months ended January 24, 2020, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $1 million. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
The income tax on cumulative translation adjustment for the nine months ended January 29, 2021 was an expense of $7 million. For the nine months ended January 24, 2020, there was no income tax on cumulative translation adjustment.
During the nine months ended January 29, 2021 and January 24, 2020, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the nine months ended January 29, 2021, the net change in retirement obligations in other comprehensive income before reclassifications resulted in an income tax benefit of $8 million. During the nine months ended January 24, 2020, there was no income tax impact on the net change in retirement obligations in other comprehensive income before reclassifications. During the nine months ended January 29, 2021 and January 24, 2020, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $12 million and $9 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the nine months ended January 29, 2021 and January 24, 2020 was a benefit of $145 million and an expense of $38 million, respectively. During the nine months ended January 29, 2021 and January 24, 2020, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $6 million and $47 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense (income), net, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During the three and nine months ended January 29, 2021, the Company recognized $122 million and $118 million, respectively, of certain litigation charges. During the three and nine months ended January 24, 2020, the Company recognized $108 million and $276 million, respectively, of certain litigation charges. At January 29, 2021 and April 24, 2020, accrued litigation was approximately $0.5 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of February 3, 2021, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Company's predecessor to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary.

Following a trial in March 2002, the Court held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company’s predecessor was liable for the cost of performing a study of the River and Bay. Following a second trial in June 2014, the Court ordered that further engineering study and engineering design work was needed to determine the nature and extent of remediation in the Penobscot River and Bay. The Court also appointed an engineering firm to conduct such studies and issue a report on potential remediation alternatives. In connection with these proceedings, reports have been produced including a variety of cost estimates for a variety of potential remedial options. A third trial to determine the course of remediation to be pursued is scheduled to occur in calendar year 2021.

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
In May 2017, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2012, 2013, and 2014. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. During January 2021, Medtronic, Inc. and the IRS resolved the outstanding matters related to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are not the subject of the U.S. Tax Court Case and the utilization of certain net operating losses. The remaining unresolved issue for fiscal years 2012, 2013 and 2014 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.
In November 2020, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2015 and 2016. Medtronic, Inc. reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issue that remains unresolved relates to the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.
Medtronic, Inc.’s fiscal years 2017, 2018, and 2019 U.S. federal income tax returns are currently being audited by the IRS.
In January 2021, the IRS issued its audit report for Covidien's fiscal year 2015 U.S. federal income tax returns. Covidien reached agreement with the IRS on all matters related to fiscal year 2015. The statute of limitations for Covidien's 2016 and 2017 U.S. federal income tax returns lapsed during the third quarter of fiscal year 2020 and 2021, respectively.
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
Effective February 1, 2021, the Company implemented a new operating model, moving from a Group structure to a Portfolio structure: Cardiovascular Portfolio (formerly Cardiac and Vascular Group), Neuroscience Portfolio (formerly Restorative Therapies Group), and Medical Surgical Portfolio (formerly Minimally Invasive Therapies Group). The Diabetes Group remains a separate operating and reportable segment in the new structure. There were no changes to the reportable segments as of and for the three and nine months ended January 29, 2021 as a result of the new operating model. The new reportable segments starting in the fourth quarter of fiscal year 2021 are as follows: Cardiovascular Portfolio, Medical Surgical Portfolio, Neuroscience Portfolio, and Diabetes Operating Unit.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Cardiac and Vascular Group	$994	$1,101	$2,745	$3,284
Minimally Invasive Therapies Group	890	860	2,120	2,453
Restorative Therapies Group	861	898	2,189	2,531
Diabetes Group	177	158	412	456
Segment operating profit	2,922	3,017	7,466	8,724
Interest expense	(143)	(156)	(783)	(930)
Other non-operating income, net	86	96	233	305
Amortization of intangible assets	(453)	(436)	(1,337)	(1,317)
Corporate	(398)	(348)	(1,222)	(1,005)
Centralized distribution costs	(458)	(348)	(1,398)	(1,117)
Restructuring and associated costs	(160)	(97)	(466)	(315)
Acquisition-related items	(35)	(28)	33	(74)
Certain litigation charges, net	(122)	(108)	(118)	(276)
IPR&D charges	—	—	(20)	—
Exit of businesses	—	—	—	(41)
Debt tender premium and other charges	—	—	—	7
Medical device regulations	(21)	(13)	(58)	(31)
Contribution to Medtronic Foundation	—	—	—	(80)
Income before income taxes	$1,220	$1,579	$2,329	$3,850
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 29, 2021 and January 24, 2020 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Ireland	$25	$22	$74	$66

United States	3,939	4,021	11,344	12,068
Rest of world	3,811	3,674	10,511	10,782
Total other countries, excluding Ireland	7,750	7,695	21,855	22,850
Total	$7,775	$7,717	$21,929	$22,916

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 29, 2021. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The global healthcare system is facing an unprecedented challenge as a result of the Covid-19 pandemic ("COVID-19" or the "pandemic"). COVID-19 is having, and may continue to have, an adverse impact on significant aspects of our Company and business, including the demand for our products, our operations, supply chains and distribution systems, and our ability to research and develop and bring to market new products and services. While most of our businesses have been affected by a decline in procedural volumes for the nine months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, our results for the third quarter of fiscal year 2021 reflect our recovery to date from the depths of the pandemic that we experienced in April, despite the COVID-19 resurgence in late December and January. To the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, our business, cash flows, financial condition and results of operations will continue to be negatively affected.
Further, COVID-19 has strained hospital systems around the world, resulting in adverse financial impacts to those systems, which has resulted in and may continue to result in reduced expenditures for certain products and services we provide. As COVID-19 continues to impact hospital systems and other customers, we may encounter higher inventory levels which could result in inventory obsolescence due to excess and/or expired inventory. Additionally, the pandemic's impact on our customers may adversely impact the collectability of our current and future accounts receivable balance. COVID-19 has also disrupted and may continue to disrupt our product launches for our recently approved products and may negatively impact the regulatory approval of new products.

In addition, a number of our global suppliers, vendors, and distributors have been adversely affected by COVID-19, including employee absenteeism which may impact their operations. Therefore, although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of certain components, raw materials, and services has been and may continue to be interrupted, in certain instances, as a direct result of COVID-19.
We expect medical procedure recovery rates to continue to vary by therapy and country, and to be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, patient’s willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restrictions, vaccine immunization rates, and the COVID-19 resurgence.
The following is a summary of revenue and diluted earnings per share for the three months ended January 29, 2021 and January 24, 2020 and operating cash flow for the nine months ended January 29, 2021 and January 24, 2020:

REVENUE

(in billions)

$8.0
$7.5
$7.0
$6.5
$6.0
$5.5
$5.0
$4.5
$4.0
$7.8
$7.7
January 29, 2021
January 24, 2020

DILUTED EPS

GAAP
Non-GAAP
$0.94
$1.29
$1.42
$1.44
January 29, 2021
January 24, 2020

OPERATING CASH FLOW

(in billions)

$4.5
$5.8
January 29, 2021
January 24, 2020

$7.8B

GAAP

$0.94

GAAP

Diluted EPS decreased $0.48 or 34% primarily attributable to a decrease in tax benefit driven by the prior year release of a valuation allowance, decrease in gross margin, increase in restructuring and associated costs, and the impact of currency exchange rate changes.

$1.29

Non-GAAP

Non-GAAP Diluted EPS decreased $0.15 or 10% primarily due to the decrease in gross margin and the impact of currency exchange rate changes.

$4.5B

GAAP

Operating cash flow decrease of $1.3B primarily due to decreased revenues as a result of COVID-19.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three and nine months ended January 29, 2021 and January 24, 2020:

	Three months ended January 29, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,220	$(59)	$1,270	$0.94	(4.8)%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	160	42	117	0.09	26.9
Acquisition-related items (2)	35	3	32	0.02	8.6
Certain litigation charges	122	21	101	0.07	17.2
(Gain)/loss on minority investments (3)	(18)	—	(15)	(0.01)	16.7
Medical device regulations (4)	21	4	17	0.01	19.0
Amortization of intangible assets	453	73	380	0.28	16.1
Certain tax adjustments, net (5)	—	150	(150)	(0.11)	—
Non-GAAP	$1,993	$234	$1,753	$1.29	11.7%

	Three months ended January 24, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,579	$(340)	$1,915	$1.42	(21.5)%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	97	16	81	0.06	16.5
Acquisition-related items (6)	28	3	25	0.02	10.7
Certain litigation charges	108	1	107	0.08	0.9
Medical device regulations (4)	13	2	11	0.01	15.4
Amortization of intangible assets	436	68	368	0.27	15.6
Certain tax adjustments, net (7)	—	558	(558)	(0.41)	—
Non-GAAP	$2,261	$308	$1,949	$1.44	13.6%

(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs and changes in fair value of contingent consideration.
(3)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(4)The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.
(5)The net benefit primarily relates to the finalization of an audit at the IRS Appellate level for fiscal years 2012 through 2014 and the capitalization of certain research and development costs for U.S. income tax purposes, which are partially offset by the impact of an intercompany sale of assets and the amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(6)The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in the fair value of contingent consideration.
(7)The benefit relates to the release of a valuation allowance on certain net operating losses.

	Nine months ended January 29, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,329	$65	$2,246	$1.66	2.8%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	466	109	358	0.26	23.2
Acquisition-related items (2)	(33)	(22)	(11)	(0.01)	66.7
Certain litigation charges	118	23	95	0.07	19.5
(Gain)/loss on minority investments (3)	(28)	—	(23)	(0.02)	17.9
IPR&D charges (4)	20	4	16	0.01	20.0
Medical device regulations (5)	58	10	48	0.04	17.2
Amortization of intangible assets	1,337	214	1,123	0.83	16.0
Debt tender premium and other charges (6)	308	60	248	0.18	19.5
Certain tax adjustments, net(7)	—	130	(130)	(0.10)	—
Non-GAAP	$4,576	$593	$3,969	$2.93	13.0%

	Nine months ended January 24, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,850	$(317)	$4,143	$3.07	(8.2)%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	315	47	268	0.20	14.9
Acquisition-related items (8)	74	9	65	0.05	12.2
Certain litigation charges	276	33	243	0.18	12.0
(Gain)/loss on minority investments (3)	(11)	(2)	(9)	(0.01)	18.2
Debt tender premium and other charges (9)	406	86	320	0.24	21.2
Medical device regulations (5)	31	4	27	0.02	12.9
Exit of businesses (10)	41	6	35	0.03	14.6
Contribution to the Medtronic Foundation	80	18	62	0.05	22.5
Amortization of intangible assets	1,317	203	1,114	0.82	15.4
Certain tax adjustments, net (11)	—	839	(839)	(0.62)	—
Non-GAAP	$6,379	$926	$5,429	$4.02	14.5%

(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs, changes in the fair value of contingent consideration, and a change in amounts accrued for certain contingent liabilities for recent acquisitions.
(3)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(4)The charges relate to certain license payments for unapproved technology.
(5)The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.
(6)The charges relate to the early redemption of approximately $6.0 billion of debt.
(7)The net benefit primarily relates to the finalization of an audit at the IRS Appellate level for fiscal years 2012 through 2014 and the capitalization of certain research and development costs for U.S. income tax purposes, which are partially offset by the impact of an intercompany sale of assets and the amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(8)The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in the fair value of contingent consideration.
(9)The charges, which include $413 million recognized in interest expense and ($7 million) recognized in other operating expense (income), net, primarily related to the early redemption of approximately $5.2 billion of debt.
(10)The net charges relate to the exit of businesses and are primarily comprised of intangible asset impairments.
(11)The net benefit primarily relates to the release of a valuation allowance on certain net operating losses and the impact of tax reform in Switzerland and the United States.

NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for the three months ended January 29, 2021 and January 24, 2020:
The table below illustrates net sales by segment and division for the three and nine months ended January 29, 2021 and January 24, 2020:

	Three months ended			Nine months ended
(in millions)	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Cardiac Rhythm & Heart Failure	$1,371	$1,393	(2)%	$4,045	$4,201	(4)%
Coronary & Structural Heart	873	948	(8)	2,484	2,844	(13)
Aortic, Peripheral, & Venous	463	478	(3)	1,336	1,420	(6)
Cardiac & Vascular Group	2,707	2,819	(4)	7,865	8,464	(7)
Surgical Innovations	1,423	1,474	(3)	3,896	4,345	(10)
Respiratory, Gastrointestinal, & Renal	890	702	27	2,502	2,073	21
Minimally Invasive Therapies Group	2,313	2,176	6	6,399	6,418	—
Cranial & Spinal Technologies	1,081	1,117	(3)	3,096	3,284	(6)
Specialty Therapies	618	588	5	1,653	1,726	(4)
Neuromodulation	426	406	5	1,152	1,224	(6)
Restorative Therapies Group	2,126	2,111	1	5,900	6,235	(5)
Diabetes Group	630	610	3	1,766	1,798	(2)
Total	$7,775	$7,717	1%	$21,929	$22,916	(4)%
The increase in net sales for the three months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, was primarily driven by growth in the Minimally Invasive Therapies Group as demand increased for COVID-19 related diagnostics and therapies. Further contributing to the increase was growth in the Restorative Therapies and Diabetes Groups driven by new product launches. These increases were partially offset by the impact of the COVID-19 resurgence on procedure volumes in late December and January for the Cardiac and Vascular Group, Minimally Invasive Therapies Group, and Restorative Therapies Group.
The decrease in net sales for the nine months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, was primarily attributable to the decline in procedure volume in the Cardiac and Vascular Group, Minimally Invasive Therapies Group, and Restorative Therapies Group resulting from the impact of COVID-19. Further contributing to the decrease were delays in new patient starts on insulin pumps and continued competitive pressure in Diabetes. Net sales for the nine months ended January 29, 2021 were also impacted by an additional selling week during the first fiscal month of the first quarter of fiscal year 2021 due to our 52/53 week fiscal year calendar. Although we cannot precisely calculate the impact of the extra selling week, we estimate that it benefited net sales for the nine months ended January 29, 2021 by approximately $360 to $390 million.

During the first quarter of fiscal year 2021, we realigned our divisions within the Restorative Therapies Group. As a result, fiscal year 2020 results have been recast to adjust for this realignment. Additionally, we implemented our new operating model, which was fully operational the beginning of the fourth quarter of our fiscal year 2021, that simplifies our organization in order to accelerate decision making, improve commercial execution, and more effectively leverage the scale of our company.
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended January 29, 2021 and January 24, 2020:
The table below includes net sales by market geography for each of our segments for the three and nine months ended January 29, 2021 and January 24, 2020:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Cardiac and Vascular Group	$1,272	$1,366	(7)%	$941	$915	3%	$493	$538	(8)%
Minimally Invasive Therapies Group	959	934	3	868	791	10	486	451	8
Restorative Therapies Group	1,401	1,409	(1)	444	436	2	280	266	5
Diabetes Group	307	312	(2)	268	236	14	55	63	(13)
Total	$3,939	$4,021	(2)%	$2,522	$2,377	6%	$1,314	$1,318	—%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Nine months ended			Nine months ended			Nine months ended
(in millions)	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Cardiac and Vascular Group	$3,854	$4,182	(8)%	$2,739	$2,735	—%	$1,271	$1,547	(18)%
Minimally Invasive Therapies Group	2,677	2,769	(3)	2,425	2,364	3	1,297	1,285	1
Restorative Therapies Group	3,934	4,187	(6)	1,246	1,278	(3)	720	770	(6)
Diabetes Group	879	930	(5)	733	693	6	154	176	(13)
Total	$11,344	$12,068	(6)%	$7,143	$7,069	1%	$3,443	$3,778	(9)%

(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

Net sales increases in non-U.S. developed markets for the three months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, were driven by strong growth across all groups. Korea, Canada, Australia and New Zealand experienced the largest increases in net sales in non-U.S. developed markets. These increases were partially offset by net sales declines in the U.S. for the three months ended January 29, 2021, primarily attributable to the reduction of procedure volumes as a result of COVID-19. Net sales remained flat in emerging markets for the three months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year. Currency had a favorable impact on net sales in non-U.S. developed markets and emerging markets of $136 million for the three months ended January 29, 2021.
Net sales increases in non-U.S. developed markets for the nine months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, were driven by growth in our Diabetes Group and Minimally Invasive Therapies Group, partially offset by declines in our Restorative Therapies Group. Korea, Western Europe, Australia and New Zealand experienced the largest increases in net sales in non-U.S. developed markets. These increases were partially offset by net sales declines in the U.S. and emerging markets for the nine months ended January 29, 2021, primarily attributable to the impact of COVID-19 driven by a combination of deferred procedures and reduced demand for certain products as hospital systems prioritize the treatment of COVID-19 patients. Currency had a favorable impact on net sales in non-U.S. developed markets and emerging markets of $90 million for the nine months ended January 29, 2021. Net sales for the nine months ended January 29, 2021 were also impacted by an additional selling week during the first fiscal month of the first quarter of fiscal year 2021.
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
Cardiac and Vascular Group
The Cardiac and Vascular Group’s products include pacemakers, insertable monitors, cardiac resynchronization therapy devices (CRT-D), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of arrhythmias including atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 29, 2021 were $2.7 billion and $7.9 billion, respectively, which represents a decline of 4 percent and 7 percent, respectively, compared to corresponding periods in the prior fiscal year. Currency had a favorable impact of $53 million and $40 million on net sales for the three and nine months ended January 29, 2021, respectively. The Cardiac and Vascular Group's net sales declines for both periods were a result of a reduction in global procedural volumes due to COVID-19. Prior to the third quarter, the Cardiac and Vascular Group had experienced a modest recovery of procedural volumes. However, the resurgence of COVID-19 experienced in late December and January, particularly in the U.S. and Western Europe, slowed the recovery of elective procedures, negatively impacting the net sales of the Group for the three months ended January 29, 2021.

The graphs below illustrate the percent of Cardiac and Vascular Group net sales by division for the three months ended January 29, 2021 and January 24, 2020:

Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and nine months ended January 29, 2021 were $1.4 billion and $4.0 billion, respectively, a decrease of 2 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. These decreases were driven by declines in procedure rates as a result of COVID-19. Partially offsetting the negative impact of COVID-19 for both periods was growth in pacemakers, CRT-Ds, and the TYRX antibacterial envelope. Pacemaker growth was led by the Micra leadless pacing system, and CRT-D growth was driven by the launch of the Cobalt and Crome CRT-D devices, which include remote programming and remote management capabilities.

Coronary & Structural Heart (CSH) net sales for the three and nine months ended January 29, 2021 were $873 million and $2.5 billion, respectively, a decrease of 8 percent and 13 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The declines were a result of a decrease in procedural volumes due to COVID-19. Within Structural Heart, while transcatheter aortic valve replacement (TAVR) nets sales declined for both the three and nine months ended January 29, 2021, procedural volumes increased in the second and third quarters of fiscal year 2021 as compared to the first quarter. Coronary net sales for both periods were negatively impacted by the Chinese national tender on drug-eluting stents, which went into effect in January 2021 and resulted in significant price declines.

Aortic, Peripheral, & Venous (APV) net sales for the three and nine months ended January 29, 2021 were $463 million and $1.3 billion, respectively, a decrease of 3 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. These decreases were driven by declines in procedure rates as a result of COVID-19. Partially offsetting the declines was growth in drug-coated balloons and the VenaSeal vein closure system for both the three and nine months ended January 29, 2021. Drug-coated balloon growth was the result of strong adoption of the IN.PACT AV drug-coated balloon driven by its pivotal data published during the second quarter of fiscal year 2021. Additionally, the negative impact of the uncertainty surrounding Paclitaxel on prior year net sales of drug-coated balloons contributed to the growth in the current fiscal year.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions experienced a resurgence of COVID-19 cases, particularly in late December and January. As a result, it is not possible to accurately predict the timing of recovery of a broad resumption of deferrable medical procedures to pre-COVID-19 levels, as to date, we are seeing the speed of recovery vary by therapy and geography. Therapies that might be considered more deferrable include Cardiac Ablation Solutions, EndoVenous, and Diagnostics while more urgent therapies include Pacing, Aortic, Coronary, and Cardiac Surgery. Moderately deferrable procedures include ICD’s CRT-D’s, TAVR/Structural Heart, and Peripheral. Extracorporeal Life Support products, including ECMO machines and disposables within our Cardiac Surgery business, are in higher demand as a result of COVID-19.
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

•The negative impact of the Chinese national tender on drug-eluting stent prices in China.
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
•Changes to the U.S. Medicare national coverage determination for transcatheter aortic valve replacement that allowed approximately 30 percent more U.S. centers to offer the therapy to patients.
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
•The Company's voluntary recall of the Valiant Navion Thoracic Stent Graft System and the ability of the Company to ramp production of its previous generation product, the Valiant Captivia Thoracic Stent Graft System and resume selling this product in markets globally. The Company expects to have Valiant Captivia inventory available in most markets in late March or early April and expects to reach full production capacity in September 2021.
•Continued acceptance and growth from the VenaSeal vein closure system in the U.S. The VenaSeal system is a unique non-thermal solution to address superficial venous disease that provides improved patient comfort, reduces the recovery time, and eliminates the risk of thermal nerve injury.
Minimally Invasive Therapies Group
The Minimally Invasive Therapies Group’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure products, electrosurgery products, hernia mechanical devices, hernia mesh implants, advanced ablation, interventional lung devices, ventilators, capnography, airway products, sensors, renal care products, patient monitoring products, and visualization systems. The Minimally Invasive Therapies Group’s net sales for the three and nine months ended January 29, 2021 were $2.3 billion and $6.4 billion, respectively, an increase of 6 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $37 million and $11 million on net sales for the three and nine months ended January 29, 2021, respectively.
Net sales growth for the three months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, was primarily driven by increased demand for COVID-19 related diagnostics and therapies, particularly ventilator and airway products. Additionally, demand for acute catheters and renal access products in the U.S. and China contributed to growth. The net sales growth was partially offset by the impact of the COVID-19 resurgence experienced in late December and January which slowed the recovery of elective procedures.
Net sales remained flat for the nine months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, reflecting the continued impact of COVID-19, including a decline in procedure volume as elective procedures were delayed. The decline in procedure volume was offset by increased demand for COVID-19 related diagnostics and therapies, particularly within the Respiratory Interventions portfolio.

The graphs below illustrate the percent of Minimally Invasive Therapies Group net sales by division for the three months ended January 29, 2021 and January 24, 2020:
Surgical Innovations (SI) net sales for the three and nine months ended January 29, 2021 were $1.4 billion and $3.9 billion, respectively, a decrease of 3 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The decline in net sales for the three months ended January 29, 2021, reflects the deceleration of worldwide surgical procedure recovery due to the resurgence of COVID-19 in late December and January. For the nine months ended January 29, 2021, the decline in procedure volumes, particularly Bariatric, Colorectal, Gynecological Health, Hernia, and Thoracic procedures, resulted in lower demand for Advanced Stapling products and General Surgery products, partially offset by new product launches driving growth in Advanced Energy.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for the three and nine months ended January 29, 2021 were $890 million and $2.5 billion, respectively, an increase of 27 percent and 21 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales growth for both periods was attributable to increased demand for Respiratory Interventions products due to COVID-19, driven by the Puritan Bennett high acuity ventilator portfolio.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect our Minimally Invasive Therapies Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions experienced a resurgence of COVID-19 cases, particularly in late December and January. As a result, it is not possible to accurately predict the timing of recovery of a broad resumption of deferrable medical procedures to pre-COVID-19 levels, as to date, we are seeing the speed of recovery vary by therapy and geography. Therapies that might be considered more deferrable include Surgical Innovations bariatric, hysterectomy, hernia, advanced parameter monitoring products, and GI while more urgent therapies include Surgical Innovations appendectomy, bowel obstruction, and trauma, Respiratory and Patient Monitoring, and Renal Care. Moderately deferrable procedures include Surgical Innovations CABG and oncology. Ventilators, pulse oximetry and capnography capital within our Respiratory and Patient Monitoring business are in higher demand as a result of COVID-19. We expect ventilator demand to normalize in future quarters, still above pre-COVID-19 levels.
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
•Continued and future acceptance of Interventional Lung Solutions. Products include our recently launched Illumisite navigation platform, combined with our portfolio of biopsy tools including the Arcpoint pulmonary needle, and to access lesions outside the airway, the CrossCountry transbronchial access tool. This comprehensive portfolio gives the power to display position and access lung nodules in the periphery of the lungs, in a minimally invasive approach to accessing difficult-to-reach areas of the lung, which may aid in the diagnosis of lung cancer.
•Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding. Our expanded and strengthened surgical offerings are expected to complement our global gynecology business.
Restorative Therapies Group
The Restorative Therapies Group's products focus on various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, epilepsy, overactive bladder, urinary retention, fecal incontinence and gastroparesis, as well as products to treat conditions of the ear, nose, and throat (ENT), and systems that incorporate advanced energy surgical instruments. The Restorative Therapies Group also manufactures and sells image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot assisted spine procedures, and therapies to treat diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. During the first quarter of fiscal year 2021, the Company realigned the divisions within the Restorative Therapies Group to the following: Cranial & Spinal Technologies (includes Core Spine and Biologics, Enabling Technologies, and China Orthopedics), Specialty Therapies (includes ENT, Pelvic Health, and Neurovascular), and Neuromodulation (includes Pain Therapies, Brain Modulation, and Interventional). The Restorative Therapies Group’s net sales for the three and nine months ended January 29, 2021 were $2.1 billion and $5.9 billion, respectively, an increase of 1 percent and a decrease of 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $31 million and $27 million on net sales for the three and nine months ended January 29, 2021, respectively. The Restorative Therapies Group’s net sales increase for the three months ended January 29, 2021 reflected strength in Specialty Therapies and Neuromodulation, partially offset by the impact of the COVID-19 resurgence experienced in late December and January on deferrable procedures in the Cranial & Spinal Technologies business. Net sales declines for the nine months ended January 29, 2021 were experienced across all divisions and also reflected the pandemic's impact, including the reduction in capital equipment purchases and declines in deferrable procedures, particularly in the first quarter of fiscal year 2021.

The graphs below illustrate the percent of Restorative Therapies Group net sales by division for the three months ended January 29, 2021 and January 24, 2020:
Cranial and Spinal Technologies (CST) net sales for the three and nine months ended January 29, 2021 were $1.1 billion and $3.1 billion, respectively, a decrease of 3 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales declines for the three and nine months ended January 29, 2021 were driven by declines in both Core Spine and Enabling Technologies. Enabling Technologies net sales for both periods were impacted by the challenging environment for capital equipment sales due to COVID-19, though for the three months ended January 29, 2021 declines were partially offset by modest recovery on sales of the Midas Rex MR8 high-speed drill system, StealthStation S8 Navigation System, and Mazor robotic systems. Enabling Technologies sales declines for both periods were also partially offset by growth in Advanced Energy, particularly in the U.S. For the three and nine months ended January 29, 2021, Core Spine net sales continued to be impacted by a decline in procedural volumes when compared to the corresponding period in the prior fiscal year, as a result of the pandemic. However, for the three months ended January 29, 2021, Core Spine declines were partially offset by modest growth in Biologics and continued acceptance of the products of Titan Spine, which was acquired in the first quarter of fiscal year 2020.
Specialty Therapies (Specialty) net sales for the three and nine months ended January 29, 2021 were $618 million and $1.7 billion, respectively, an increase of 5 percent and a decrease of 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For the three months ended January 29, 2021, net sales growth was driven by continued recovery in Pelvic Health and strength in Neurovascular, partially offset by declines in ENT. For the nine months ended January 29, 2021, net sales declines were experienced by ENT and Pelvic Health, partially offset by growth in Neurovascular. The Pelvic Health business drove net sales growth for the three months ended January 29, 2021 following the successful launch of the InterStim Micro neurostimulator and SureScan MRI lead in the U.S. Neurovascular's modest growth in both the three and nine months ended January 29, 2021 was driven by strength in coils and aspiration catheters, as well as general strength in emerging markets. This growth was partially offset by declines in flow diversion products due to recent competitive entrants.
Neuromodulation (NM) net sales for the three and nine months ended January 29, 2021 were $426 million and $1.2 billion, an increase of 5 percent and a decrease of 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For the three months ended January 29, 2021, growth was driven by both Pain Therapies and Brain Modulation, propelled by strong adoption of the DTM (differential target multiplexed) proprietary waveform in Pain Therapies, and the Percept PC deep brain stimulation (DBS) device with BrainSense technology in Brain Modulation. Sales declines for the nine months ended January 29, 2021 were seen across both Pain Therapies and Brain Modulation and continued to be primarily driven by a decline in procedural volumes particularly in the spring and early summer, as a result of COVID-19.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Restorative Therapies Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions experienced a resurgence of COVID-19 cases, particularly in late December and January. As a result, it is not possible to accurately predict the timing of recovery of deferrable medical procedures and capital equipment sales to pre-COVID-19 levels, as to date, we are seeing the speed of recovery varies by therapy and geography. The Restorative Therapies Group therapies tend to be used in procedures that are more deferrable. Therapies that might be considered more deferrable include Spine, Pain Therapies, Pelvic Health, and ENT while more urgent therapies include Spine trauma and Neurovascular stroke businesses. Moderately deferrable procedures include Brain Modulation. In addition, COVID-19 may continue to result in delayed evaluation and purchases for certain capital equipment including the Enabling Technologies business, which has a high mix of capital sales.

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
•Continued acceptance and growth of the Solitaire FR revascularization device for treatment of acute ischemic stroke and the Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.
•Continued acceptance of our React Catheter and Riptide aspiration system, along with our next-generation Solitaire revascularization device.
•Market acceptance and continued global adoption of our Intellis spinal cord stimulator, DTM proprietary waveform, Evolve workflow algorithm, and Snapshot reporting to treat chronic pain in major markets around the world.
•Continued acceptance and growth of our Percept PC deep brain stimulation (DBS) device with BrainSense technology, which received CE Mark approval in January 2020 and U.S. FDA approval in June 2020, including its treatment of Parkinson's Disease, epilepsy, and other movement disorders.
•Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distribution requirements on our implantable drug pump in October 2017 and its warning letter in November 2017.
Diabetes Group
The Diabetes Group's products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and smart insulin pen systems. The Diabetes Group’s net sales for the three and nine months ended January 29, 2021 were $630 million and $1.8 billion, respectively, an increase of 3 percent and decrease of 2 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $15 million and $12 million on net sales for the three and nine months ended January 29, 2021, respectively. The Diabetes net sales increase for the three months ended January 29, 2021 were primarily attributable to growth in durable pumps and integrated CGM due to the launch of the MiniMed 770G insulin pump system in the U.S. and the launch of the advanced hybrid closed loop system in 26 countries on four continents outside the U.S. during the quarter. The net sales declines for the nine months ended January 29, 2021 were primarily attributable to the insulin pump business from new patient start delays associated with COVID-19 and continued competitive pressures in the U.S. The insulin pump business decline is also attributable to COVID-19 pressures in the international markets. The declines were partially offset by growth in the CGM sensors.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect our Diabetes Group could be affected by the following:
•While many countries are past their initial peak with COVID-19, many regions experienced a resurgence of COVID-19 cases, particularly in late December and January. As a result, it is not possible to accurately predict the timing of recovery of deferrable new therapy adoptions to pre-COVID-19 levels, as to date, we are seeing the speed of recovery varies by therapy and geography. Therapies that might be considered more deferrable include new insulin pump starts while more urgent therapies include ongoing diabetes supplies and consumables, including continuous glucose sensors and infusion sets.
•Strengthening our position in the diabetes market as a result of the September 10, 2020 acquisition of Companion Medical. Companion Medical offers a U.S. FDA cleared InPen smart pen system that combines the freedom of a reusable Bluetooth pen with the intelligence of an intuitive mobile application that helps users administer the appropriate insulin dose. During the quarter, we integrated our CGM data into the Companion Medical InPen Application which allows users to have their CGM readings in real-time alongside insulin dose information, all in one view.
•Patient demand for the MiniMed 770G insulin pump system, which received U.S. FDA approval in August 2020 and launched in November 2020. The system is powered by SmartGuard technology, as featured in the MiniMed 670G system, with the added benefits of smartphone connectivity and an expanded age indication to children as young as age two.
•Continued future growth internationally for the advanced hybrid closed loop system. The advanced hybrid closed loop system was approved in the European Union (EU) on June 5, 2020, and launched in certain countries outside the U.S., primarily in Europe, during October 2020. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
•Continued acceptance and growth of the Guardian Connect CGM system, which displays glucose information directly to a smartphone. During the first quarter of fiscal year 2021, we introduced the Guardian Connect system for Android devices to ensure patients have access to their glucose levels seamlessly and discretely. The Guardian Connect CGM system is available on Apple iOS and Android devices.
•Our ability to execute ongoing strategies to develop, gain regulatory approval, commercialize, and gain customer acceptance of new products, including our adult and pediatric advanced hybrid closed loop system and the Zeus sensor which were all submitted to the U.S. FDA. These technologies feature our next-generation algorithms by further automating insulin delivery.
•Continued pump and CGM competition in an expanding global market.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and nine months ended January 29, 2021 and January 24, 2020 (dollar amounts in millions):
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three and nine months ended January 29, 2021 was $2.6 billion and $7.8 billion, respectively. The increase in cost of products sold as a percentage of net sales for the three months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, was driven by negative impact from mix as products in higher demand had lower margins, charges associated with recent field corrective actions, and increased expenses as a result of COVID, including increased freight costs. The increase in cost of products sold as a percentage of net sales for the nine months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, was largely due to increased expenses as a result of COVID-19, primarily due to period expensing of some of our fixed overhead costs due to idle capacity at certain manufacturing facilities and increases in reserves for excess and obsolete inventory, as well as negative impact from mix and charges associated with recent field corrective actions.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense for the three and nine months ended January 29, 2021 was $601 million and $1.9 billion, respectively.
During the first quarter of fiscal year 2021, we entered into arrangements with third parties to fund the development of certain technologies in our Diabetes Group. As there is a substantive and genuine transfer of risk to the third parties, the development funding provided is recognized as an obligation to perform contractual services, and therefore is recorded as income in other operating expense (income), net in the consolidated statements of income in the period the corresponding research and development expenses are incurred. If the technologies receive regulatory approval and are successfully commercialized, we will pay royalties to the third parties. For the three and nine months ended January 29, 2021, no projects were significant, either individually or in aggregate, to our consolidated results.
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
Selling, general, and administrative expense for the three and nine months ended January 29, 2021 was $2.5 billion and $7.6 billion, respectively. The decrease in selling, general, and administrative expense as a percentage of net sales for the three months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, was primarily driven by reduced travel and discretionary spending due to the pandemic. The increase in selling, general, and administrative expense as a percentage of net sales for the nine months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year, was primarily driven by the deleveraging experienced due to the impact of COVID-19 on net sales. The decrease in selling, general, and administrative expense in absolute values was primarily driven by reduced travel and discretionary spending due to the pandemic, offset by higher annual incentive accruals.

The following is a summary of other costs and expenses:

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Amortization of intangible assets	$453	$436	$1,337	$1,317
Restructuring charges, net	83	13	235	87
Certain litigation charges, net	122	108	118	276
Other operating expense (income), net	82	(39)	116	88
Other non-operating income, net	(86)	(96)	(233)	(305)
Interest expense	143	156	783	930
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets. Amortization expense was $453 million and $1.3 billion for the three and nine months ended January 29, 2021, respectively, as compared to $436 million and $1.3 billion for the three and nine months ended January 24, 2020, respectively.
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

The Enterprise Excellence Program is designed to drive operating margin improvement as well as fund investment in strategic growth initiatives, with expected gross savings of more than $3.0 billion from cost reductions and leverage of our fixed infrastructure by the end of fiscal year 2022. Approximately $500 million to $700 million of gross annual savings are expected to be achieved through the end of fiscal year 2022.

The Enterprise Excellence Program is expected to result in pre-tax restructuring charges of approximately $1.6 billion to $1.8 billion, the vast majority of which are expected to be incurred by the end of fiscal year 2022 and result in cash outlays to be substantially complete by the end of fiscal year 2023. Approximately 40 percent of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. We expect these costs to be recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three months and nine months ended January 29, 2021, we recognized net charges of $77 million and $241 million, respectively, including $11 million and $21 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. For the three and nine months ended January 29, 2021, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $36 million and $95 million, respectively, recognized within cost of products sold, and $30 million and $125 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three and nine months ended January 24, 2020, we recognized net charges of $97 million and $315 million, respectively, including $13 million and $81 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. For the three and nine months ended January 24, 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $50 million and $111 million, respectively, recognized within cost of products sold, and $34 million and $111 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income. For the nine months ended January 24, 2020, cost of products sold also included $6 million of fixed asset write-downs.

Simplification

In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while also more efficiently and effectively leveraging our enterprise scale. Under the oversight of the portfolio leaders, this new operating model, which became fully operational the beginning of the fourth quarter of fiscal year 2021, will simplify our organizational structure and accelerate decision-making and execution. Primary activities of the restructuring program will include reorganizing our business into a portfolio-level structure, including the creation of highly focused, accountable and empowered Operating Units (OUs), consolidating operations at the enterprise level, establishing Technology Development Centers in areas where we have deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage our scale but move with the same agility as our smaller, local competitors.

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

For the three and nine months ended January 29, 2021, we recognized charges of $84 million and $229 million, respectively, including $73 million and $215 million, respectively, within restructuring charges, net in the consolidated statements of income related to employee termination benefits. For the nine months ended January 29, 2021, charges also included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages within restructuring charges, net in the consolidated statements of income. For the three and nine months ended January 29, 2021, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $11 million and $14 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges, Net We classify litigation charges and gains related to significant legal matters as certain litigation charges. During the three and nine months ended January 29, 2021, we recognized net charges of $122 million and $118 million, respectively, related to probable and estimable damages for significant legal matters. During the three and nine months ended January 24, 2020, we recognized charges of $108 million and $276 million, respectively.
Other Operating Expense (Income), Net Other operating expense (income), net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, change in amounts accrued for certain contingent liabilities for a recent acquisition, a commitment to the Medtronic Foundation, charges associated with business exits, and income from funded research and development arrangements. For the three and nine months ended January 29, 2021, other operating expense (income), net was $82 million and $116 million, respectively, as compared to $(39) million and $88 million, for the three and nine months ended January 24, 2020, respectively.
For the three months ended January 29, 2021, the change in other operating expense (income), net was primarily driven by our remeasurement and hedging programs, which, combined, resulted in a $21 million loss, as compared to a $82 million gain for the three months ended January 24, 2020.
For the nine months ended January 29, 2021, the change in other operating expense (income), net was driven by our remeasurement and hedging programs, which, combined, resulted in a $5 million loss, as compared to a $202 million gain for the nine months ended January 24, 2020. Additionally, for the nine months ended January 29, 2021, other operating expense (income), net includes a $132 million gain related to amounts accrued for certain contingent liabilities for a recent acquisition. For the nine months ended January 24, 2020, other operating expense (income), net includes a $41 million charge associated with the exit of businesses and an $80 million charge associated with a commitment to the Medtronic Foundation.

Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. For the three and nine months ended January 29, 2021, other non-operating income, net was $86 million and $233 million, respectively, as compared to $96 million and $305 million for the three and nine months ended January 24, 2020, respectively. The change in other non-operating income, net is primarily attributable to a decrease in interest income, partially offset by gains on our minority investment portfolio. Interest income was $46 million and $144 million for the three and nine months ended January 29, 2021, respectively, as compared to $78 million and $238 million for the three and nine months ended January 24, 2020, respectively, with decreases driven by the decline in global interest rates. Gains on minority investments were $18 million and $28 million for the three and nine months ended January 29, 2021, respectively, as compared to a loss of $1 million and gains of $11 million for the three and nine months ended January 24, 2020, respectively.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. For the three and nine months ended January 29, 2021, interest expense was $143 million and $783 million, respectively, as compared to $156 million and $930 million for the three and nine months ended January 24, 2020, respectively. The decrease in interest expense during the three months ended January 29, 2021 was primarily due to a decrease in the weighted-average interest rate of outstanding debt obligations driven by our debt issuance and tender transactions in the first quarter of fiscal year 2020 and second quarter of fiscal year 2021. The decrease in interest expense during the nine months ended January 29, 2021 was primarily due to a decrease in charges related to debt tender and redemption transactions, which were $308 million for the nine months ended January 29, 2021, as compared to $413 million for the nine months ended January 24, 2020. Also contributing to the decrease in interest expense for the nine months ended January 29, 2021 was a decrease in the weighted-average interest rate of outstanding debt obligations due to the aforementioned debt issuance and tender transactions.
INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Income tax provision (benefit)	$(59)	$(340)	$65	$(317)
Income before income taxes	1,220	1,579	2,329	3,850
Effective tax rate	(4.8)%	(21.5)%	2.8%	(8.2)%

Non-GAAP income tax provision	$234	$308	$593	$926
Non-GAAP income before income taxes	1,993	2,261	4,576	6,379
Non-GAAP Nominal Tax Rate	11.7%	13.6%	13.0%	14.5%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	16.5%	35.1%	10.2%	22.7%

Our effective tax rate for the three and nine months ended January 29, 2021 was (4.8) percent and 2.8 percent, respectively, as compared to (21.5) percent and (8.2) percent for the three and nine months ended January 24, 2020, respectively. The increase in our effective tax rate for the three and nine months ended January 29, 2021, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of certain tax adjustments and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 29, 2021 was 11.7 percent and 13.0 percent, respectively, as compared to 13.6 percent and 14.5 percent for the three and nine months ended January 24, 2020, respectively. The decrease in our Non-GAAP Nominal Tax Rate was primarily due to the impact of year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 29, 2021 of approximately $20 million and $46 million, respectively.

Certain Tax Adjustments
During the three and nine months ended January 29, 2021, the net benefit from certain tax adjustments of $150 million and $130 million, respectively, recognized in income tax provision (benefit) in the consolidated statements of income, included the following. Unless otherwise stated, amounts apply to both the three- and nine-month period.
•A net benefit of $106 million associated with the resolution of an audit at the IRS Appellate level for fiscal years 2012, 2013, and 2014. The issues resolved relate to the utilization of certain net operating losses and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico for businesses that are not the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.
•A benefit of $83 million related to the capitalization of certain research and development costs for U.S. income tax purposes and the establishment of a deferred tax asset at the U.S. federal statutory tax rate.
•A net cost of $27 million associated with an internal restructuring and intercompany sale of assets.
•A cost of $12 million and $35 million for the three and nine months ended January 29, 2021, respectively, associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A benefit of $3 million for the nine months ended January 29, 2021 associated with the finalization of an intercompany sale of intellectual property and the establishment of a deferred tax asset. The cumulative amount of deferred tax benefit previously recognized from intercompany intellectual property transactions and recorded as Certain Tax Adjustments is $1.5 billion. The corresponding deferred tax assets will be amortized over a period of approximately 20 years.
During the three and nine months ended January 24, 2020, the net benefit from certain tax adjustments of $558 million and $839 million, respectively, recognized in income tax provision (benefit) in the consolidated statements of income, included the following. Unless otherwise stated, amounts apply to both the three- and nine-month period.
•A benefit of $558 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the three months ended January 24, 2020, which required the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
•A net benefit of $30 million for the nine months ended January 24, 2020 related to U.S. Treasury’s issuance of certain Final Regulations associated with U.S. Tax Reform. The primary impact of these regulations resulted in the Company re-establishing its permanently reinvested assertion on certain foreign earnings and reversing the previously accrued tax liability. This benefit was partially offset by additional tax associated with a previously executed internal reorganization of certain foreign subsidiaries.
•A benefit of $251 million for the nine months ended January 24, 2020 related to tax legislative changes in Switzerland that abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates, but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes that will be amortized and deducted over a 10-year period.

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position. Despite the impact from COVID-19 on operating cash flow and net income, we believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, and current investments, as well as our credit facility and related commercial paper programs outlined below, will satisfy our foreseeable operating needs. We believe we have ample liquidity, with $14.6 billion of cash and investments as of January 29, 2021, and an undrawn $3.5 billion credit facility, with $3.8 billion of debt obligations due within twelve months of January 29, 2021. Given our strong financial position, we are continuing to focus on making capital allocation decisions to drive our long-term strategies.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 29, 2021	January 24, 2020
Cash provided by (used in):
Operating activities	$4,495	$5,784
Investing activities	(4,785)	(3,568)
Financing activities	993	(2,888)
Effect of exchange rate changes on cash and cash equivalents	234	(12)
Net change in cash and cash equivalents	$937	$(684)
Operating Activities The $1.3 billion decrease in net cash provided was primarily driven by a decrease in cash collected from customers and an increase in cash paid for income taxes, partially offset by a decrease in cash paid to employees and a decrease in payments made for employer taxes. The decrease in cash collected from customers was primarily related to COVID-19 driving decreased sales in the fourth quarter of fiscal year 2020 and first quarter of fiscal year 2021, when compared to the corresponding periods in the prior fiscal year. Our relative sales performance in the second and third quarters of fiscal year 2021 compared to the prior fiscal year did not have a significant impact on our net cash provided. The increase in cash paid for income taxes was primarily due to tax payments associated with IRS audit settlements in the three months ended January 29, 2021. Cash paid to employees decreased due to lower annual incentive plan payouts compared the corresponding period in the prior fiscal year. Payments made for employee tax withholdings decreased due to the deferral of payment on the Company's share of Social Security taxes allowed by the CARES Act in the current fiscal year.
Investing Activities The $1.2 billion increase in net cash used was primarily attributable to an increase in cash paid for acquisitions of $777 million and an increase in net purchases of investments of $237 million during the nine months ended January 29, 2021, as compared to the corresponding period in the prior fiscal year.
Financing Activities The $3.9 billion increase in net cash provided was primarily attributable to the Mizuho Bank term loan under which the Company borrowed $2.8 billion in the first quarter of fiscal year 2021, as well as the net proceeds from the debt issuance and early redemption described below. Also contributing to the total increase in cash provided was the decrease in net cash used for share repurchases of $1.1 billion. Cash flow activity related to share repurchases for the nine months ended January 29, 2021 is related to cash remitted to taxing authorities for shares withheld for employee taxes on share-based payment deliveries and exercises; the Company did not repurchase any shares during the nine months ended January 29, 2021. Partially offsetting these items was a net decrease in short-term borrowings of $328 million and a decrease in the issuance of ordinary shares of $271 million when compared to the corresponding period in the prior fiscal year. For the nine months ended January 29, 2021, financing cash flows were impacted by the issuance of $7.2 billion of Euro-denominated senior notes offset by the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration. For comparison, financing cash flows for the nine months ended January 24, 2020 were impacted by the issuance of $5.6 billion of Euro-denominated senior notes, offset by the tender of $5.2 billion of senior notes for $5.6 billion of total consideration. For more information on the aforementioned Mizuho Bank term loan, and issuances and redemptions of senior notes, refer to the Debt and Capital section.

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

	Nine months ended
(in millions)	January 29, 2021	January 24, 2020
Net cash provided by operating activities	$4,495	$5,784
Additions to property, plant, and equipment	(978)	(877)
Free cash flow	$3,517	$4,907
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs and unsecured senior debt obligations to meet our long-term financing needs. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions. Current debt at January 29, 2021, including the current portion of our long-term debt and finance lease obligations, was $3.8 billion as compared to $2.8 billion at April 24, 2020. Long-term debt at January 29, 2021 was $26.5 billion as compared to $22.0 billion at April 24, 2020. The increase in total debt was driven by an unsecured term loan agreement with Mizuho Bank and the net impact of issuance and redemption of senior notes, both of which are described below. Additionally, fluctuations in exchanges rates also contributed to the increase in total debt, particularly as it pertains to our Euro-denominated senior notes.
In May 2020, we entered into an unsecured term loan agreement with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion, or approximately $2.8 billion, with a term of six months and the option to extend for an additional six months. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. The proceeds of the loan were used for general corporate purposes. The Japanese Yen denominated debt is designated as a net investment hedge of certain of our Japanese operations. On November 12, 2020, we exercised our option to extend the term of the loan for an additional six months.
In September 2020, we issued six tranches of Euro-denominated senior notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Euro-denominated debt is designated as a net investment hedge of certain of our European operations. We used the net proceeds of the offering to fund the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration in October 2020. Additionally, we intend to use proceeds to repay our €750 million floating rate senior notes at maturity in March 2021. We recognized a loss on debt extinguishment of $308 million during the second quarter of fiscal year 2021, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both January 29, 2021 and April 24, 2020, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2025. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At January 29, 2021 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). For additional information on our credit ratings status by S&P and Moody's, refer to the "Liquidity" section of this Management's Discussion and Analysis. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreements also contain covenants, all of which we are in compliance with.

We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In March 2019, our Board of Directors authorized an incremental $6.0 billion in excess of prior authorizations for repurchase of our ordinary shares. There is no specific time period associated with these repurchase authorizations. The Company made no repurchases of ordinary shares during the nine months ended January 29, 2021. We had approximately $6.0 billion remaining under the share repurchase program authorized by our Board of Directors as of January 29, 2021.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020.
Liquidity
Our liquidity sources at January 29, 2021 include $5.1 billion of cash and cash equivalents and $9.6 billion of current investments. Additionally, we maintain a commercial paper program and Credit Facility. See discussion above regarding changes in our cash and cash equivalents and commercial paper program and Credit Facility.
Our investments include available-for-sale and held-to-maturity debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, other asset-backed securities, auction rate securities, and term deposits. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recognized all necessary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. At January 29, 2021, we had $30 million of gross unrealized losses on our aggregate available-for-sale debt securities of $8.7 billion. If market conditions deteriorate, some of these holdings may experience impairments in the future, which could adversely affect our financial results. We are required to use estimates and assumptions in our valuation of investments, which requires a high degree of judgment, and therefore, actual results could differ materially from estimates. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
The table below includes our short-term and long-term debt ratings from S&P and Moody's at both January 29, 2021 and April 24, 2020:

Agency Rating(1)
	January 29, 2021	April 24, 2020
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at January 29, 2021 were unchanged as compared to the ratings at April 24, 2020. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet and Credit Facility and related commercial paper program.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the nine months ended January 29, 2021 and summarized balance sheet information at January 29, 2021 and April 24, 2020 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the nine months ended January 29, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,448	$—
Operating profit (loss)	(301)	(59)
Loss before income taxes	(1,247)	(656)
Net loss attributable to Medtronic	(920)	(640)

The summarized balance sheet information at January 29, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$21,863	$10,540
Total noncurrent assets(4)	11,476	7,978
Total current liabilities(5)	38,845	20,425
Total noncurrent liabilities(6)	54,695	60,759
Noncontrolling interests	170	170
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
(3)Includes receivables due from non-guarantor subsidiaries of $19.7 billion and $8.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $8.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $32.7 billion and $16.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $26.6 billion and $40.8 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

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
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 29, 2021 and April 24, 2020 was $14.0 billion and $11.9 billion, respectively. At January 29, 2021, these contracts were in a net unrealized loss position of $342 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 29, 2021 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	January 29, 2021
10% appreciation in the U.S. dollar	$928
10% depreciation in the U.S. dollar	(928)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three months ended January 29, 2021.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 29, 2021 was comprised of debt predominately denominated in U.S. dollars, Euros, and Japanese Yen, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.

A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at January 29, 2021, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	January 29, 2021
10 basis point increase in interest rates	$17
10 basis point decrease in interest rates	(17)
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
There were no shares repurchased by the Company during the third quarter of fiscal year 2021.
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

MEDTRONIC PUBLIC LIMITED COMPANY
(Registrant)

Date:	March 5, 2021	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chief Executive Officer

Date:	March 5, 2021	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and
Chief Financial Officer