Form 10-K
period 2021-04-30
Medtronic plc
filed 2021-06-25
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 30, 2021.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-36820
®
Medtronic plc
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 30, 2020, based on the closing price of $100.57 as reported on the New York Stock Exchange: approximately $135.3 billion. Number of Ordinary Shares outstanding on June 23, 2021: 1,343,904,180

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2021 Annual General Meeting are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and other written reports of Medtronic public limited company, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, financial condition, and cash flows. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to:

•the COVID-19 pandemic;
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

PART I
Item 1. Business
Medtronic plc, headquartered in Dublin, Ireland, is among the world's largest medical technology, services, and solutions companies. Medtronic was founded in 1949 and today serves healthcare systems, physicians, clinicians, and patients in more than 150 countries worldwide. We remain committed to a mission written by our founder in 1960 that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
Our Mission — to alleviate pain, restore health, and extend life — is one of our most powerful assets. We remain committed to being recognized as a company of dedication, honesty, integrity, and service. Building on this strong foundation, we are embracing our role as a healthcare technology leader and evolving our business strategy in four key areas:
•Leveraging our pipeline to win market share: The combination of our strong base business, recent product launches and robust pipeline is expected to continue accelerating our growth over both the near-and long-term. We aim to bring inventive and disruptive technology to large healthcare opportunities which enables us to better meet patient needs. Patients around the world deserve access to our life-saving products, and we are driven to use our local presence and scale to increase the adoption of our products and services in markets around the globe.
•Serving more patients by accelerating innovation driven growth and delivering shareholder value: We listen to our patients, customers, and employees to better understand the challenges they face. From the patient journey, to creating agile partnerships that produce novel solutions, to making it easier for our customers to deploy our therapies — everything we do is anchored in deep insight, and creates simpler, superior experiences for everyone.
•Creating and disrupting markets with our technology by putting the “tech” in medtech: We are confident in our ability to maximize new technology, artificial intelligence (AI), and data and analytics to tailor therapies in real-time, facilitating remote monitoring and care delivery that conveniently manages conditions, and creates new standards of care.
•Empowering our operating units to become more nimble and more competitive: Our new operating model simplifies our organization in order to accelerate decision making, improve commercial execution, and more effectively leverage the scale of our company.
Our new operating model was effective February 1, 2021. The new operating model moved from a Group structure to a Portfolio structure: Cardiovascular Portfolio (formerly Cardiac and Vascular Group), Neuroscience Portfolio (formerly Restorative Therapies Group), Medical Surgical Portfolio (formerly Minimally Invasive Therapies Group), and Diabetes Operating Unit (formerly Diabetes Group). There were no changes to the operating and reportable segments as a result of this new operating model.
We have four operating and reportable segments that primarily develop, manufacture, distribute, and sell device-based medical therapies and services: the Cardiovascular Portfolio, the Medical Surgical Portfolio, the Neuroscience Portfolio, and the Diabetes Operating Unit. For more information regarding our segments, please see Note 19 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

CARDIOVASCULAR PORTFOLIO
The Cardiovascular Portfolio is made up of the Cardiac Rhythm & Heart Failure, Structural Heart & Aortic, and Coronary & Peripheral Vascular divisions. The primary medical specialists who use our Cardiovascular products include electrophysiologists, implanting cardiologists, heart failure specialists, cardiovascular, cardiothoracic, and vascular surgeons, and interventional cardiologists and radiologists.

Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division includes the following Operating Units: Cardiac Rhythm Management, Cardiac Ablation Solutions, Cardiovascular Diagnostics, and Mechanical Circulatory Support. The division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, and an integrated health solutions business. Principal products and services offered include:
•Implantable cardiac pacemakers including the Azure MRI SureScan, Adapta, Advisa MRI SureScan, and the Micra Transcatheter Pacing System. The Micra Transcatheter Pacing System, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker, includes the MicraVR and the Micra AV which can treat patients with atrioventricular block.
•Implantable cardioverter defibrillators (ICDs), including the Visia AF, Evera MRI SureScan, and the Cobalt and Crome portfolio of BlueSync-enabled ICDs, as well as defibrillator leads, including the Sprint Quattro Secure lead.
•Implantable cardiac resynchronization therapy devices (CRT-Ds and CRT-Ps) including the Claria/Amplia/Compia family of MRI Quad CRT-D SureScan systems and the Cobalt and Crome portfolio of BlueSync-enabled CRT-Ds, as well as the Percepta/Serena/Solara family of MRI Quad CRT-P SureScan systems.
•AF ablation products including the Arctic Front Cardiac CryoAblation Catheter System, designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF, as well as the DiamondTemp Ablation system, which is the first U.S. FDA-approved, temperature controlled, irrigated radiofrequency ablation system with diamonds available to deliver ablations.
•Insertable cardiac monitoring systems including the Reveal LINQ and LINQ II. These devices are for patients with abnormal heart rhythms who experience infrequent symptoms including dizziness, palpitations, syncope (fainting) and chest pain, thereby requiring long-term monitoring or ongoing management. The LINQ II device offers remote programming, improved device longevity, and enhanced accuracy to correctly detect abnormal heart rhythms, simplifying diagnosis and monitoring of patients.
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

Structural Heart & Aortic
Our Structural Heart & Aortic division includes the following Operating Units: Structural Heart & Aortic and Cardiac Surgery. The division includes therapies to treat heart valve disorders and aortic disease. Our devices include products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, surgical ablation products, and comprehensive line of products and therapies to treat aortic disease, such as aneurysms, dissections, and transections. Principal products offered include:
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
•Endovascular stent grafts and accessories including the Endurant II Stent Graft System for the treatment of abdominal aortic aneurysms, the Valiant Captivia Thoracic Stent Graft System for thoracic endovascular aortic repair procedures, and the Heli-FX EndoAnchor System.
Coronary & Peripheral Vascular
Our Coronary & Peripheral Vascular division includes the following Operating Units: Coronary & Renal Denervation and Peripheral Vascular Health. The division is comprised of a comprehensive line of products and therapies to treat coronary artery disease as well as peripheral vascular disease and venous disease. Our products include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guide wires, diagnostic catheters, and accessories, peripheral drug coated balloons, stent and angioplasty systems, carotid embolic protection systems for the treatment of vascular disease outside the heart, and products for superficial and deep venous disease. Principal products offered include:
•Percutaneous Coronary Intervention products including our Resolute Onyx drug-eluting stent, Euphoria balloons, and Launcher guide catheters.
•Percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, vascular stents including the Abre venous stent, directional atherectomy products including the HawkOne directional atherectomy system, and other procedure support tools.
•Products to treat superficial venous diseases in the lower extremities including the ClosureFast radiofrequency ablation system and the VenaSeal Closure System.

MEDICAL SURGICAL PORTFOLIO

The Medical Surgical Portfolio is made up of the Surgical Innovations and Respiratory, Gastrointestinal, & Renal divisions. Products and therapies of this group are used primarily by healthcare systems, physicians' offices, ambulatory care centers, and other alternate site healthcare providers. While less frequent, some products and therapies are also used in home settings.
Surgical Innovations
Our Surgical Innovations division includes the following Operating Units: Surgical Innovations and Surgical Robotics. The division develops, manufactures, and markets advanced and general surgical products including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, surgical artificial intelligence (AI) and robotic-assisted surgery products, hernia mechanical devices, mesh implants, gynecology and lung products, and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:
•Advanced stapling and energy products, including the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple Technology and the Endo GIA ultra universal stapler, the Signia Powered Stapling System, the LigaSure Exact Dissector and L-Hook Laparoscopic Sealer/Divider, and the Sonicision curved jaw cordless ultrasonic dissection system.
•Electrosurgical hardware and instruments, including the Valleylab FT10 energy platform, and the Force TriVerse electrosurgical pencils, and surgical AI, data and analytics, and digital education and training to support robotic assisted surgery platform.
•Products designed for the treatment of hernias, including the AbsorbaTack absorbable mesh fixation device for hernia repair, the Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair, and Parietex ProGrip, a self-gripping, biocompatible solution for inguinal hernias.
Respiratory, Gastrointestinal, & Renal
Our Respiratory, Gastrointestinal, & Renal division includes the following Operating Units: Respiratory Interventions, Patient Monitoring, Gastrointestinal, and Renal Care Solutions. The division develops, manufactures, and markets products in the emerging fields of minimally invasive gastrointestinal and hepatologic diagnostics and therapies, patient monitoring, respiratory interventions including airway management and ventilation therapies, and for the treatment of renal disease. Principal products and services offered include:
•Gastrointestinal and endoscopy products, including the PillCam capsule endoscopy systems, the Bravo calibration-free reflux testing systems, the EndoFLIP imaging systems, the Emprint ablation system with Thermosphere Technology, the ManoScan Bravo system, the Barrx platform through ablation with the Barrx 360 Express catheter, the GI Genius intelligent endoscopy module, the Cool-tip radiofrequency ablation system, and the HET Bipolar System.
•Airway, ventilation, and inhalation therapies products, including the Puritan Bennett 980 and 840 ventilators, the Newport e360 and HT70 ventilators, the TaperGuard Evac tube, Shiley Endotracheal Tubes, Shiley Tracheostomy Tubes, McGRATH MAC video laryngoscopes, and DAR Filters.
•Products focused on patient monitoring, including Microstream capnography monitors, Nellcor pulse oximetry monitors, INVOS cerebral/somatic oximetry systems, Vital Sync remote monitoring, WarmTouch convective warming, and Bispectral Index (BIS) brain monitoring technology.
•Products providing solutions for the treatment of renal disease, including Palindrome, Mahurkar and Mahurkar Elite Dialysis Access Catheters for renal therapy, Argyle peritoneal dialysis catheters, and other products designed for use in treatment of both acute and chronic renal failure conditions.

NEUROSCIENCE PORTFOLIO

The Neuroscience Portfolio is made up of the Cranial & Spinal Technologies, Specialty Therapies, and Neuromodulation divisions. The primary medical specialists who use the products of this group include spinal surgeons, neurosurgeons, neurologists, pain management specialists, anesthesiologists, orthopedic surgeons, urologists, urogynecologists, interventional radiologists, and ear, nose, and throat specialists.
Cranial & Spinal Technologies
Our Cranial & Spinal Technologies division and Operating Unit develops, manufactures, and markets an integrated portfolio of devices and therapies for surgical technologies designed to improve the precision and workflow of neuro procedures, and a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. The division also provides biologic solutions for the orthopedic and dental markets and offers unique and highly differentiated imaging, navigation, power instruments, nerve monitoring, and robotic guidance systems used in spine and cranial procedures. Principal products and services offered include:
•Neurosurgery products, including platform technologies, implant therapies, and advanced energy products. Our StealthStation S8 Navigation System, Stealth Autoguide cranial robotic guidance platform, and O-arm Imaging System are platforms used in cranial, spinal, sinus, and orthopedic procedures. Our Mazor X robotic guidance systems are used in robot-assisted spine procedures and combine the best-in-class robotics and navigation capability. Our Midas Rex Surgical Drills, including our new MR8 high-speed drill system, are used in cranial, spinal, ENT, and orthopedic procedures. Our cerebrospinal fluid (CSF) Management Portfolio is used in treating hydrocephalus and other conditions impacting the intracranial pressure, and our Visualase MRI-guided laser ablation is used in cranial procedures. Our PEAK Surgery System is a tissue dissection system that consists of the PEAK PlasmaBlade and PULSAR Generator and is cleared for use in a variety of settings, including plastic reconstructive surgery, general surgery, and certain conditions of ENT. Our Aquamantys Sealers use patented transcollation technology to provide haemostatic sealing of soft tissue and bone and are cleared for use in a variety of surgical procedures, including orthopedic surgery, spine, solid organ resection and thoracic procedures.
•Products to treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. These products include our CD HORIZON SOLERA system, T2 STRATOSPHERE, and the CLYDESDALE, and ELEVATE interbody spacers. These products also include titanium interbody implants and surface technologies, such as our Adaptix interbody system and the Titan Interbody Fusion Device with NanoLOCK technology.
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

Specialty Therapies
Our Specialty Therapies division includes the following Operating Units: Neurovascular, Ear, Nose, and Throat (ENT), and Pelvic Health. The division develops, manufactures, and markets products and therapies to treat diseases of ENT, patients afflicted with Acute Ischemic and Hemorrhagic stroke, and help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Principal products and services offered include:
•Pelvic health and gastric therapies products, including our InterStim, InterStim Micro, and InterStim II neurostimulators, and InterStim SureScan MRI leads, to help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Our NURO System delivers Percutaneous Tibial Neuromodulation therapy to treat overactive bladder and associated symptoms of urinary urgency, urinary frequency, and urge incontinence. Our Enterra gastric neurostimulator (approved under a Humanitarian Device Exemption (HDE) in the U.S.) is used for the treatment of chronic, intractable nausea and vomiting due to gastroparesis.
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
Neuromodulation
Our Neuromodulation division and Operating Unit develops, manufactures, and markets spinal cord stimulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:
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
•Brain modulation products, including those for the treatment of the disabling symptoms of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive compulsive disorder (approved under a HDE in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, this includes our family of Activa Neurostimulators, including Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery). This also includes our Percept PC Neurostimulator DBS system with BrainSense technology.
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

DIABETES OPERATING UNIT

The Diabetes Operating Unit develops, manufactures, and markets products and services for the management of Type 1 and Type 2 diabetes. The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists and primary care physicians.
Principal products and services offered include:
•Insulin pumps and consumables, including the MiniMed 770G system and MiniMed 780G system, which are all powered by SmartGuard technology. The MiniMed 770G system provides smartphone and Bluetooth connectivity, continuously delivers background insulin, monitors sugar levels, and an expanded age indication to ages two and up. The MiniMed 780G enhances the insulin pump systems by including automatic correction boluses and an adjustable glucose target down to 100 mg/dl.
•Continuous glucose monitoring (CGM) systems and sensors, including the Guardian Connect smart CGM system and the Guardian Sensor 3, are products worn by patients capturing glucose data to reveal patterns and potential problems, such as hyperglycemic and hypoglycemic episodes.
•The InPen smart insulin pen system that combines a reusable Bluetooth-enabled insulin pen with an intuitive mobile app that helps users administer the appropriate insulin dose. The InPen application was integrated with our CGM data to provide real-time CGM readings alongside insulin dose information.
•Consumables and supplies, including infusion sets.

HUMAN CAPITAL
Medtronic Workforce Overview
Medtronic’s employees deliver on our Mission every day. We strive to be the employer of choice for the best and brightest global talent, where employees can grow and develop fulfilling careers. We aspire to create a truly inclusive, diverse, and equitable workplace that fosters innovation and creativity, and where every employee feels a sense of belonging and well-being. More than 99 percent of Medtronic’s 90,000+ employees work full-time. Forty-four percent of our employees are based in the U.S. or Puerto Rico.
Inclusion, Diversity & Equity
We believe that improving health for people from all walks of life depends on our ability to unleash the creative power of our diverse global employees. By breaking down barriers to Inclusion, Diversity and Equity, we open doors for everyone, driving progress and prosperity around the world. As of the end of fiscal year 2021, 38 percent of our U.S. workforce is ethnically diverse; women comprise 50 percent of our global workforce; and 40 percent of our people leaders, manager level and above, are women. Additionally, Medtronic employee resource groups (ERGs) are employee-led affinity groups that provide career development and networking opportunities for members and strengthen ties between employees of many different backgrounds, cultures, and interests. In fiscal year 2021, there were 12 ERGs across 70 countries with more than 26,000 members.
Pay Equity
For fiscal year 2021, in the United States we have achieved 100% pay equity for gender and 99% pay equity for ethnically diverse employees. Globally we have achieved 99% pay equity for gender. We are actively working to close any remaining pay gaps by continuing to expand the annual pay equity analyses for each country in which we operate.

Workforce Compensation
Our compensation framework is designed to celebrate the value and contributions of our employees. We aim to create a feeling of personal and professional security at Medtronic and are committed to transparent communications on compensation. Our competitive approach to compensation reflects industry benchmarks and local market standards. Our programs include annual and long-term incentives that provide the means to share in the company’s success. To attract the best leaders, we offer competitive benefits and cash and equity incentives. We reward high-performing employees with an ownership stake in the company through restricted stock, and all employees have the opportunity to purchase stock at a discount.
Learning & Development
The skills and dedication of our employees drive our business performance. Our comprehensive professional development programs empower our people to build rewarding careers and help us attract world-class talent. Our suite of professional development programs ensures that our employees, regardless of level, location, language or learning preferences, have access to opportunities to develop and grow. Our investment in employee development has contributed to more than 30 percent of our open roles being filled with internal employees.
Employee Engagement
Through our organizational health survey, we gain valuable insight into the Medtronic employee experience and identify areas where we can improve in four key priority areas: 1) Employee Engagement, 2) Inclusion, 3) Innovation, and 4) Ethics. In our most recent survey ending in May 2021, more than 83 percent of our employees responded, an increase in participation over prior year (79 percent). Medtronic carefully reviews and implements actions based on employee feedback in order to partner and create an inclusive, innovative and supportive environment.
Health & Safety
As a large, global employer, it is our responsibility to maintain a safe workplace and support the well-being of our employees. As we navigate the COVID-19 pandemic, we have placed a high priority on employee health, providing accommodations and resources to support our workforce through this challenging time.
To help limit exposure to the coronavirus, we acted to ensure employees in business-critical functions who cannot work from home are protected, including those in research and development, quality, manufacturing, distribution, and sales. Personal protective equipment, increased sanitation, social distancing guidance, and facility updates (one-way hallways, cafeteria partitions and extra sinks) are provided to protect our employees.
The Medtronic Employee Assistance Program and the Medtronic Employee Emergency Assistance Fund have historically supported employees and their families when faced with difficult times by providing a variety of services such as mental health and financial counseling and support at no cost. Both programs have proven invaluable in navigating our employees through unique challenges during the pandemic.
For more information on Human Capital Management at Medtronic, please refer to our 2020 Integrated Report as well as Medtronic’s 2020 Global Inclusion, Diversity and Equity Report available on our company website.

OTHER FACTORS IMPACTING OUR OPERATIONS
COVID-19 Pandemic
The global COVID-19 pandemic ("COVID-19" or the "pandemic"), together with the preventative and precautionary measures taken by businesses, communities and governments, has impacted, and may continue to impact significant aspects of our Company and business, including demand for our products, our operations, supply chains and distribution systems, and our ability to research and develop and bring new products and services to market. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Research and Development
The markets in which we participate are subject to rapid technological advances. Constant improvement of existing products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, our development activities are intended to help reduce patient care costs and the length of hospital stays in the future. We have not engaged in significant customer or government-sponsored research.
Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, developing new therapies and procedures, and entering into arrangements with third parties to fund the development of certain technologies. We continue to focus on optimizing innovation, improving our R&D productivity, driving growth in emerging markets, generating clinical evidence, and assessing our R&D programs based on their ability to address unmet clinical needs, produce better patient outcomes, and create new standards of care.
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
We operate in an industry characterized by extensive patent litigation. Patent litigation may result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. For additional information, see Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Sales and Distribution
We sell most of our medical devices and therapies through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in markets outside the U.S. For certain portions of our business, we also sell through distributors in the U.S. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals. Our medical supplies products are used primarily in hospitals, surgical centers, and alternate care facilities, such as home care and long-term care facilities, and are marketed to materials managers, GPOs and integrated delivery networks (IDNs). We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. Our four largest markets are the U.S., Western Europe, China, and Japan. Emerging markets are an area of increasing focus and opportunity, as we believe they remain under-penetrated.
Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide. To achieve this objective, our marketing and sales teams are organized around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and other customers and enhance our ability to cross-sell complementary products.
We are not dependent on any single customer for more than 10 percent of our total net sales.
Competition, Industry, and Cost Containment
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
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, results of clinical trials to support superiority claims, and publications about our products, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In the current environment of managed care, economically motivated customers, consolidation among healthcare providers, increased competition, declining reimbursement rates, and national tender pricing, competitively priced product offerings are essential to our business. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.
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
Government Regulation
Our operations and products are subject to extensive regulation by numerous government agencies, including the U.S. FDA, European regulatory authorities such as the Medicines and Healthcare Products Regulatory Agency in the United Kingdom Republic of Ireland and the Federal Institute for Drugs and Medical Devices in Germany, the China National Medical Product Administration (NMPA), and other government agencies inside and outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. Our business is also affected by patient and data privacy laws and government payer cost containment initiatives, as well as environmental health and safety laws and regulations.
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
In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 which imposes significant additional premarket and postmarket requirements (EU MDR). The regulation provided an implementation period and became effective on May 26, 2021. Medical devices marketed in the E.U. will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, can be placed on the market until May 2024.
The global regulatory environment is increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing practices, labeling, record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the U.S. FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future premarket approvals or result in a substantial modification to our business practices and operations. For additional information, see "Item 1A. Risk Factors" We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
In April 2015, we entered into a consent decree with the U.S. FDA relating to our Pain Therapies division's SynchroMed II drug infusion system and its associated quality system. The consent decree requires us to complete certain corrections and enhancements to the SynchroMed pump and the Neuromodulation quality system. The consent decree’s limitations on our ability to manufacture and distribute the SynchroMed drug infusion system were lifted by the U.S. FDA in September 2017. The final required third-party expert audit is complete, and following a successful U.S. FDA inspection, and in coordination with the U.S. FDA, Medtronic can move to have the consent decree vacated.
Trade Regulations
The movement of products, services, and investment across borders subjects us to extensive trade regulations. A variety of laws and regulations in the countries in which we transact business apply to the sale, shipment and provision of goods, services and technology across borders. These laws and regulations govern, among other things, our import, export and other business activities. We are also subject to the risk that these laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities. Some governments also impose economic sanctions against certain countries, persons or entities. In addition to our need to comply with such regulations in connection with our direct activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If we, or the third parties through which we do business, are not in compliance with applicable import, export control or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business.
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
U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. Privacy and Security Rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), govern the use, disclosure, and security of protected health information by “Covered Entities,” (which are healthcare providers that submit electronic claims, health plans, and healthcare clearinghouses) and by their “Business Associates” (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). Rules under HIPAA and HITECH include specific security standards and breach notification requirements. The U.S. Department of Health and Human Services (HHS) (through the Office of Civil Rights) has direct enforcement authority against Covered Entities and Business Associates with respect to both the Security and Privacy Rules, including civil and criminal liability. Except for certain of its operations in its Diabetes and care management services businesses, Medtronic is generally not a

Covered Entity. Medtronic also operates as a Business Associate to Covered Entities in several instances. There are comparable state laws governing the use and protection of personal health information by healthcare providers, and Medtronic may be subject to these laws in certain of its businesses.
In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of personally identifiable information, such as state laws that govern the use, disclosure and protection of sensitive personal information, such as social security numbers, or that are designed to protect credit card account data. State consumer protection laws may also establish privacy and security standards for use and management of personally identifiable information, including information related to consumers.
Outside the U.S., we are impacted by the privacy and data security requirements at the international, federal and regional level, and on an industry specific basis. We serve customers in more than 150 countries. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., stringent data protection and privacy rules which substantially impact the use of patient data across the healthcare industry became effective in May 2018. The E.U. General Data Protection Regulation (GDPR) applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies based outside of the E.U. but processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules.
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
U.S. federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under federally-funded healthcare programs, including laws related to kickbacks, false claims, self-referrals and healthcare fraud. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state Medicaid and other healthcare programs and private third-party payers. In some circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for a pattern of causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
Implementation of legislative or regulatory reforms to reimbursement systems, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
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
Available Information
We maintain a website at www.medtronic.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are made available under the “About Medtronic - Investors” caption and “Financial Information - SEC Filings” subcaption of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC).

Information relating to our corporate governance, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers and any related amendments or waivers), Code of Business Conduct and Ethics for Members of the Board of Directors, and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the “About Medtronic - Corporate Governance” caption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the “About Medtronic - Investors” caption and the “Financial Information - SEC Filings” subcaption.
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
Item 1A. Risk Factors
Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be carefully considered, together with all the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in our other filings with the SEC. Furthermore, additional risks and uncertainty not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Our business, results of operations, financial condition, and cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties.
Business and Operational Risks
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
Competition may increase as additional companies enter our markets or modify their existing products to compete directly with ours. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. From time to time we have lost, and may in the future lose, market share in connection with product problems, physician advisories, safety alerts and publications about our products, which highlights the importance of product quality, product efficacy and quality systems to our business. In the current environment of managed care, consolidation among healthcare providers, increased competition, declining reimbursement rates, and national tender pricing, as recently experienced in China, competitively priced product offerings are essential to our success. Further, our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies and intellectual property, and as a result we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property. In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.
The ongoing global COVID-19 pandemic has had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.
Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the continuing preventative and precautionary measures that we and other businesses, communities, and governments have taken to mitigate the spread of the disease has led to restrictions on, disruptions in, and other related impacts on business and personal activities, including reduced customer demand for certain of our products and has resulted in many of our employees working remotely. We expect medical procedure rates to continue to vary by therapy and country, and could be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, patient’s willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restrictions, vaccine immunization rates, and new COVID-19 variants. While COVID-19 case volumes appear to be decreasing in the U.S and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remains uncertain as vaccination rates remain low in much of the world.
Together with the preventative and precautionary measures being taken, as well as the corresponding need to adapt to new and improved methods of conducting business, such as increased remote monitoring, COVID-19 is having, and may continue to have, an adverse impact on certain aspects of our Company and business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, impacts or delays to product development milestones, clinical trials, or regulatory clearances and approval timing, and our ability to generate cash flow, and may have an adverse impact on our ability to access capital. Some of our products are more sensitive to reductions in deferrable and emergent medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, certain medical procedures have been and may continue to be suspended or postponed. The Company has certain product lines that are in higher demand as a result of COVID-19 such as ventilators, pulse oximetry, capnography, advanced parameter monitoring, and extracorporeal life support products. It is not possible to predict the timing of deferrable medical procedures and, to the extent individuals and hospital systems de-prioritize, delay or cancel these procedures, or if unemployment or loss of insurance coverage adversely impacts an individual’s ability to pay for our products and services, our business, results of operations, financial condition, and cash flows could continue to be negatively affected. Further, the COVID-19 pandemic has strained hospital systems around the world, resulting in adverse financial impacts to those systems that could result in reduced future expenditures for certain capital equipment and other products and services we provide, as well as potential disruption of product launches of our recently approved products.
A number of our global suppliers, vendors, and distributors have been adversely affected by the COVID-19 pandemic, including employee absenteeism. These impacts could impair our ability to move our products through distribution channels to end customers, and any such delay or shortage in the supply of components or materials may result in our inability to satisfy consumer demand for certain of our products in a timely manner or at all, which could harm our reputation, future sales and profitability.
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
COVID-19 could adversely impact our ability to retain key employees and the continued service and availability of skilled personnel necessary to run our complex productions and operations, including our executive officers and other key members of our management team.
While the impact of COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is highly uncertain and unpredictable, as we cannot predict with confidence the duration of the pandemic.
Reduction or interruption in supply or other manufacturing difficulties may adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires the timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements. We manufacture the majority of our products and procure important third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, raw materials and services needed to manufacture these products from numerous suppliers in various countries. We seek to maintain continuity of supply by use of multiple options for sourcing where possible. We have generally been able to obtain adequate supplies of such raw materials, components and services. However, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials and services needed to manufacture our products are obtained from a sole supplier. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components, raw materials and services may be interrupted or insufficient. In addition, due to the stringent regulations and requirements of regulatory agencies, including the U.S. FDA, regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources. Additionally, many regulatory agencies are imposing regulatory requirements on safe use of chemicals and their potential impact on health and the environment which also may impact supply constraints. Furthermore, the prices of commodities and other materials used in our products, which are often volatile and outside of our control, could adversely impact our supply. We use resins, other petroleum-based materials and pulp as raw materials in some of our products, and the prices of oil and gas also significantly affect our costs for freight and utilities. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and could result in lost sales.
Other disruptions in the manufacturing process or product sales and fulfillment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, natural disasters such as hurricanes, tornadoes or wildfires, property damage or facility closures from riots or public protests, and other environmental factors and the impact of epidemics or pandemics, such as the COVID-19 pandemic, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced a global information technology systems interruption that affected our customer ordering, distribution, and manufacturing processes, and we have been adversely impacted by, and may continue to be adversely impacted by, the global COVID-19 pandemic and the responses of governments and of our partners, including suppliers, manufacturers, distributors and other businesses. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
In addition, many of our products require sterilization before sale and several of our key products are manufactured or sterilized at a particular facility, with limited alternate facilities. If an event occurs that results in damage to or closure of one or more of such facilities, such as the damage caused by Hurricane Maria in Puerto Rico in September 2017 or Illinois Environmental Protection Agency's decision to close a supplier's sterilization facility in February 2019, we may be unable to manufacture or sterilize the relevant products to the required quality specifications or at all. Because of the time required to approve and license a manufacturing or sterilization facility, a third-party may not be available on a timely basis to replace production capacity in the event manufacturing or sterilization capacity is lost.
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
If we fail to maintain our working relationships with healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing and sales of many of our new and improved products depends on our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors and public speakers. In addition, as a result of the COVID-19 pandemic, our access to these professionals has been limited at times, and travel restrictions, shutdowns and similar measures have impacted our ability to maintain these relationships, thereby affecting our ability to develop, market and sell new and improved products. If we are unable to maintain strong relationships with these professionals, the development and marketing of our products could suffer, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our substantial leverage and debt service obligations could adversely affect our business.
At April 30, 2021, we had approximately $26.4 billion of debt, of which all is noncurrent except $11.0 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:
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
As part of our strategy to develop and identify new products and technologies, we have made several significant acquisitions in recent years, and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of acquired companies successfully could also have an adverse impact on our business. Further, acquired businesses may have liabilities, or be subject to claims, litigation or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:
•the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,
•our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner,
•liabilities, claims, litigation, investigations, or other adverse developments relating to acquired businesses or the business practices of acquired companies, including investigations by governmental entities, potential FCPA or product liability claims or other unanticipated liabilities,
•any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases,
•our ability to retain key employees, and
•the ability to achieve synergies among acquired companies, such as increasing sales of the integrated company’s products, achieving cost savings, and effectively combining technologies to develop new products.
We also could experience negative effects on our business, results of operations, financial condition, and cash flows from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense.

Legal and Regulatory Risks
Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect our financial condition and business operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may impact operational costs. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.
We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. FDA, U.S. Department of Justice, Health and Human Services-Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable clinical data from existing or future clinical trials may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, results of operations, financial condition, and cash flows. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:
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
Governmental regulations outside the U.S. have, and may continue to, become increasingly stringent and common. In the European Union, for example, a new Medical Device Regulation which became effective in May 2021, includes significant additional premarket and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Future laws and regulations may have a material adverse effect on us.
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

In addition, the laws of certain countries in which we market or manufacture some of our products do not protect our intellectual property rights to the same extent as the laws of the U.S., which could make it easier for competitors to capture market position. Competitors also may harm our sales by designing products that substantially mirror the capabilities of our products or technology without infringing our intellectual property rights. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by several governments, regulators and third-party payers globally, including the U.S. federal and state governments, to control these costs and, more generally, to reform healthcare systems. Certain of these proposals could, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Sudan, Syria, Cuba and the region of Crimea. Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, financial condition, and cash flows.
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
We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain, to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.
We are increasingly dependent on sophisticated information technology systems to operate our business. That technology includes systems that could be used to process, transmit and store sensitive data. Additionally, many of our products and services include integrated software and information technology that collects data regarding patients or connects to other internal systems. Like all organizations, we routinely experience attempted interference with the integrity of, and interruptions in, our technology systems via events such as cyber-attacks, malicious intrusions, or other breakdowns. The consequences could mean data breaches, interference with the integrity of our products and data, or other significant disruptions. Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products. As we have seen with recent “Supply Chain Attacks,” these third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Lastly, we continue to grow in part through new business acquisitions and, as a result, may face risks associated with defects and vulnerabilities in their systems, or difficulties or other breakdowns or disruptions in connection with the integration of the acquisitions into our information technology systems.
Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. The variety of U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in “Item 1. Business" – Other Factors Impacting Our Operations – Data Privacy and Security Laws and Regulations. For example, GDPR prefers that we manage personal data in the E.U. and may impose fines of up to four percent of our global revenue in the event of certain violations. Furthermore, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that our extensive efforts (including, but not limited to, consolidating, protecting, upgrading and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology) will be successful or that additional systems issues will not arise in the future. Further, the COVID-19 pandemic and related government actions continues to mandate that our employees work remotely, which could expose us to greater risks related to cybersecurity and our information technologies systems.
If our information technology systems, products or services or sensitive data are compromised, there are many consequences that could result. Consequences include, but are not limited to patients or employees could be exposed to financial or medical identity theft or suffer a loss of product functionality, losing existing customers or have difficulty attracting new customers, experiencing difficulty preventing, detecting, and controlling fraud, be exposed to the loss or misuse of confidential information, have disputes with customers, physicians, and other healthcare professionals, suffer regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experience increases in operating expenses or an impairment in our ability to conduct our operations, incur expenses or lose revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffer other adverse consequences including lawsuits or other legal action and damage to our reputation.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our business, results of operations, financial condition and cash flows.
We are subject to income taxes, as well as non-income based taxes, in the U.S., Ireland, and various other jurisdictions in which we operate. The tax laws in the U.S., Ireland and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could materially adversely affect our business and our effective tax rate. For example, on December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and

Jobs Act (the "Tax Act"), which resulted in a significant charge to tax expense during our fiscal year 2018 associated with U.S. taxation of accumulated foreign earnings as well as the requirement to revalue U.S. deferred tax assets and liabilities resulting from the reduction in the U.S. corporate tax rate. While the U.S. Treasury has issued a significant amount of guidance to date on the interpretation of the Tax Act, there remains regulations that have not yet been issued in final form. In addition, the Biden Administration has provided a framework for proposed U.S. tax law changes, which if enacted could have a material impact on our business, results of operations, financial condition, and cash flows.
In 2015, the Organization for Economic Cooperation and Development (OECD) published an action plan called Base Erosion and Profit Shifting (BEPS) with the purpose of tackling perceived tax abuses, inconsistency between taxing authorities, and their respective approach to international tax matters. Thereafter, many taxing authorities have adopted the BEPS guidelines into their local laws. In addition, the European Union (EU) expanded upon these guidelines with their Anti-Tax Avoidance Directive (ATAD 1 & 2) to be applied by all member states by 2020. In 2018, the OECD announced its intention to expand the scope of BEPS (BEPS 2.0) to provide a long-term solution to taxing right challenges arising from the global digital economy. The OECD expects to release the final agreed BEPS 2.0 guidelines in the summer of 2021. Jurisdictions would then need to enact legislation to adopt the guidelines into law. The proposals, as currently drafted, are categorized into two groups (commonly referred to as Pillars). Pillar One is focused on providing a mechanism for taxing rights more closely with market engagement; generally where people or consumers are located. Pillar Two is focused on establishing a global minimum tax and would apply when a country’s income tax rate is below a still-to-be determined, minimum tax rate. These proposals are wide ranging and could affect all multinational enterprises across all industries without regard to their level of engagement with the digital economy. The aggressive nature of the timeline set by the OECD may mean that all implications for business may not have been fully worked through or fully understood by the OECD before final guidelines are issued. We continue to monitor the implications potentially resulting from this guidance. This action together with other legislative changes in many countries on the mandatory sharing of company information (financial and operational) with taxing authorities on a local and global basis under various information sharing initiatives, could lead to disagreements between jurisdictions associated with the proper allocation of profits between such jurisdictions.
We are subject to ongoing tax audits in the various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our business, results of operations, financial condition, and cash flows.
We have recorded reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of such tax liabilities involves the application of complex tax laws, regulations and treaties (where applicable) in many jurisdictions. Therefore, any dispute with a tax authority may result in a payment that is significantly different from current estimates. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the amount for which it is ultimately liable, we would incur additional charges, and such charges could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
The Medtronic, Inc. tax court proceeding outcome could have a material adverse impact on our financial condition.
In March 2009, the IRS issued its audit report for Medtronic Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreements with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites. An adverse outcome in this matter could materially and adversely affect our business, results of operations, financial condition, and cash flows. See Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Future potential changes to the U.S. tax laws could result in us being treated as a U.S. corporation for U.S. federal tax purposes, and the IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S federal income tax purposes.
Because Medtronic plc is organized under the laws of Ireland, we would generally be classified as a foreign corporation under the general rule that a corporation is considered tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the Code). In addition, a retroactive change to U.S. tax laws in this area could change this classification. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.

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
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at our 2020 Annual General Meeting, our Shareholders authorized our Board of Directors to issue up to 33% of our issued ordinary shares and further authorized our Board of Directors to issue up to 10% of such shares for cash without first offering them to our existing shareholders (provided that with respect to 5% of such shares, such allotment is to be used for the purposes of a specified capital investment). Both of these authorizations will expire on June 11, 2022, unless renewed by shareholders for a further period. We anticipate seeking new authorizations at our 2021 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents. Irish Revenue typically updates the amount of this tax-free threshold on an annual basis.
Economic and Industry Risks
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
The ongoing global economic competition and trade tensions between the U.S. and China present risk to Medtronic. Although we have been able to mitigate some of the impact on Medtronic from increased duties imposed by both sides (through petitioning both governments for tariff exclusions and other mitigations), the risk remains of additional tariffs and other kinds of restrictions. Tariff exclusions awarded to Medtronic by the U.S. Government require annual renewal, and policies for granting exclusions could shift. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect Medtronic’s access to the markets. China comprises approximately eight percent of our total revenues.
More generally, several governments including the U.S. have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies, and greater national production. Examples include potential “Buy America” requirements in the U.S. or U.S. withdrawal from the World Trade Organization Agreement on Government Procurement (GPA). If such steps triggered retaliation in other markets restricting access to foreign products in purchases by their government-owned healthcare systems, the result could be a significant impact on Medtronic.
Other significant changes or disruptions to international trade arrangements, such as termination or modifications of other existing trade agreements or the final implementation of the “Brexit” agreement between the United Kingdom and European Union, may adversely affect our business, results of operations, financial condition and cash flows.
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
In addition, COVID-19, and the responses of business and governments to the pandemic, have at times resulted in reduced availability of air transport, port closures, increased border controls or closures, increased transportation costs and increased security threats to our supply chain, and countries may continue to close borders, impose prolonged quarantines, and further restrict travel and other activities. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations.
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
Many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we must reduce our prices because of industry consolidation, or if we lose customers as a result of consolidation, our business, results of operations, financial condition, and cash flows could be adversely affected.
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
The Company's total manufacturing and research space is approximately 9.6 million square feet. Approximately 35 percent of the manufacturing or research facilities are owned by Medtronic and the balance is leased. The following is a summary of the Company's largest manufacturing and research facilities by location:

Location Country or State	Square Feet (in thousands)
Connecticut	1,138
Puerto Rico	811
Mexico	762
China	735
Minnesota	623
Italy	454
Ireland	446
Dominican Republic	304
Arizona	294
Switzerland	283
France	270
Colorado	259
California	204
Medtronic also maintains sales and administrative offices in the U.S. at six locations in six states and outside the U.S. at 138 locations in 63 countries. Most of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market its products. The Company's facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
Item 3. Legal Proceedings
A discussion of the Company’s legal proceedings is contained in Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
The Company’s ordinary shares are listed on the New York Stock Exchange under the symbol “MDT.”
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2021:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/30/2021-2/26/2021	—	$—	—	$5,950,169,124
2/27/2021-4/2/2021	—	—	—	5,950,169,124
4/3/2021-4/30/2021	4,404,719	126.80	4,404,719	5,391,654,170
Total	4,404,719	$126.80	4,404,719	5,391,654,170

In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations.
On June 23, 2021, there were approximately 23,394 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled 58.0 cents per share for each quarter of fiscal year 2021 and 54.0 cents per share for each quarter of fiscal year 2020. On May 27, 2021, the Company announced an increase in Medtronic's cash dividends for the first quarter of fiscal year 2022, raising the amount to $0.63.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 29, 2016 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2016	April 2017	April 2018	April 2019	April 2020	April 2021
Medtronic plc	$100.00	$107.23	$107.29	$117.86	$136.89	$184.54
S&P 500 Index	100.00	117.92	134.66	151.27	148.91	223.20
S&P 500 Health Care Equipment Index	100.00	117.16	141.00	165.48	188.33	249.74
For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Except as indicated below, dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the E.U. if they had been made between Member States of the E.U. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations, and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, Syria, Tunisia, Ukraine and Zimbabwe.
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results for the fiscal year ended April 30, 2021 (fiscal year 2021) and the fiscal year ended April 24, 2020 (fiscal year 2020). A discussion on our results of operations for fiscal year 2020 as compared the year ended April 26, 2019 (fiscal year 2019) is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 24, 2020, filed with the SEC on June 19, 2020, and is incorporated by reference into this Form 10-K. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 30, 2021 and April 24, 2020 and for fiscal years 2021, 2020, and 2019, which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Amounts reported in millions within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
EXECUTIVE LEVEL OVERVIEW
The global healthcare system faces an unprecedented challenge as a result of the Covid-19 pandemic. COVID-19 had an adverse impact on certain aspects of our Company and business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, impacts or delays to product development milestones, clinical trials, or regulatory clearances and approval timing. Most of our businesses were affected by a decline in procedural volumes as a result of COVID-19 largely during the fourth quarter of fiscal year 2020 and the first two quarters of fiscal year 2021. However, we have seen a recovery in most of our businesses during the third and fourth quarters of fiscal year 2021 from the depths of the pandemic that we experienced in the fourth quarter of fiscal year 2020.

We expect medical procedure recovery rates to continue to vary by therapy and country and could be impacted by regional COVID-19 case volumes, vaccine immunization rates, and new COVID-19 variants. As a result, we cannot predict with confidence the duration of the pandemic or the impact it may have on our Company.

The following is a summary of revenue, diluted earnings per share, and cash flow for fiscal years 2021 and 2020:

REVENUE
(in billions)
$30.1
$28.9
Fiscal Year 2021
Fiscal Year 2020

DILUTED EPS
GAAP
Non-GAAP
$2.66
$4.44
$3.54
$4.59
Fiscal Year 2021
Fiscal Year 2020

OPERATING CASH FLOW
(in billions)
$6.2
$7.2
Fiscal Year 2021
Fiscal Year 2020

$30.1B

GAAP

Revenue increase of 4% reflects our recovery to date from the depths of COVID-19 experienced in the fourth quarter of fiscal year 2020.

$2.66

GAAP

Diluted EPS decreased $0.88 or 25% primarily attributable to the decrease in tax benefit driven by the prior year release of a valuation allowance, decrease in gross margin, increase in restructuring and associated costs, and the impact of currency exchange rate changes.

$4.44

Non-GAAP

Non-GAAP Diluted EPS decreased $0.15 or 3% primarily due to the decrease in gross margin and the impact of currency exchange rate changes.

$6.2B

GAAP

Operating cash flow decrease of $1B primarily driven by a decrease in cash collected from customers and increase in cash paid for income taxes.

Non-GAAP Reconciliations The tables below present reconciliations of our Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2021 and 2020:

	Fiscal year ended April 30, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,895	$265	$3,606	$2.66	6.8%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	617	128	489	0.36	20.7
Acquisition-related items (2)	(15)	(20)	4	—	126.7
Certain litigation charges	118	23	95	0.07	19.5
(Gain)/loss on minority investments (3)	(61)	—	(57)	(0.04)	—
IPR&D charges (4)	31	7	25	0.02	19.4
Impairment charges (5)	76	7	68	0.05	10.5
Medical device regulations (6)	83	15	68	0.05	18.1
Debt tender premium and other charges (7)	308	60	248	0.18	19.5
Amortization of intangible assets	1,783	283	1,500	1.11	15.9
Certain tax adjustments, net (8)	—	41	(41)	(0.03)	—
Non-GAAP	$6,835	$809	$6,005	$4.44	11.8%

	Fiscal year ended April 24, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax (Benefit) Provision	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$4,055	$(751)	$4,789	$3.54	(18.5)%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	441	69	372	0.28	15.6
Acquisition-related items (9)	66	13	53	0.04	19.7
Certain litigation charges	313	59	254	0.19	18.8
(Gain)/loss on minority investments (3)	19	(3)	22	0.02	(15.8)
Debt tender premium and other charges (10)	406	86	320	0.24	21.2
Medical device regulations (6)	48	6	42	0.03	12.5
Exit of businesses (11)	52	12	40	0.03	23.1
IPR&D charges (4)	25	3	22	0.02	12.0
Contribution to Medtronic Foundation	80	18	62	0.05	22.5
Amortization of intangible assets	1,756	284	1,472	1.09	16.2
Certain tax adjustments, net (12)	—	1,242	(1,242)	(0.92)	—
Non-GAAP	$7,261	$1,038	$6,206	$4.59	14.3%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination transaction-related costs, changes in fair value of contingent consideration, and a change in amounts accrued for certain contingent liabilities for recent acquisitions.
(3)We exclude unrealized and realized gains and losses on our minority investments as we do not believe these components of income or expense have a direct correlation to our ongoing or future business operations.
(4)The charges represent acquired IPR&D in connection with asset acquisitions and certain license payments for unapproved technology.
(5)The charges relate to the abandonment of certain intangible assets in our Neuroscience segment.
(6)The charges represent estimated incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.
(7)The charges relate to the early redemption of approximately $6.0 billion of debt.
(8)The net benefit primarily relates to the finalization of an audit at the IRS Appellate level for fiscal years 2012 through 2014 and the capitalization of certain research and development costs for U.S. income tax purposes, which are partially offset by the impact of an intercompany sale of assets, and a tax basis adjustment and amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(9)The charges primarily include costs incurred in connection with legacy-Covidien enterprise resource planning deployment activities, business combination related costs, and changes in fair value of contingent consideration.
(10)The charges, which include $413 million recognized in interest expense and ($7 million) recognized in other operating expense, net, primarily relates to the early redemption of approximately $5.2 billion of debt.
(11)The net charges relate to the exit of businesses and are primarily comprised of intangible asset impairments.
(12)The net benefit primarily relates to the release of a valuation allowance on certain net operating losses, the impact of an intercompany sale of intellectual property, and the impact of tax reform in Switzerland and the United States.

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

	Fiscal Year
(in millions)	2021	2020
Net cash provided by operating activities	$6,240	$7,234
Additions to property, plant, and equipment	(1,355)	(1,213)
Free cash flow	$4,885	$6,021

NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for fiscal years 2021 and 2020:

The table below includes net sales by segment and division for fiscal years 2021 and 2020:

	Net Sales by Fiscal Year		Percent Change
(in millions)	2021	2020
Cardiac Rhythm & Heart Failure	$5,584	$5,141	9%
Structural Heart & Aortic	2,834	2,842	—
Coronary & Peripheral Vascular	2,354	2,486	(5)
Cardiovascular	10,772	10,468	3
Surgical Innovations	5,438	5,513	(1)
Respiratory, Gastrointestinal, & Renal	3,298	2,839	16
Medical Surgical	8,737	8,352	5
Cranial & Spinal Technologies	4,288	4,082	5
Specialty Therapies	2,307	2,147	7
Neuromodulation	1,601	1,497	7
Neuroscience	8,195	7,725	6
Diabetes	2,413	2,368	2
Total	$30,117	$28,913	4%

Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for fiscal years 2021 and 2020:
The table below includes net sales by market geography for each of our segments for fiscal years 2021 and 2020:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2021	Fiscal Year 2020	% Change	Fiscal Year 2021	Fiscal Year 2020	% Change	Fiscal Year 2021	Fiscal Year 2020	% Change
Cardiovascular	$5,248	$5,062	4%	$3,752	$3,519	7%	$1,773	$1,887	(6)%
Medical Surgical	3,650	3,532	3	3,320	3,169	5	1,766	1,651	7
Neuroscience	5,456	5,122	7	1,724	1,659	4	1,015	945	7
Diabetes	1,171	1,204	(3)	1,019	940	8	222	224	(1)
Total	$15,526	$14,919	4%	$9,815	$9,287	6%	$4,777	$4,707	1%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.

The increase in net sales for fiscal year 2021 as compared to fiscal year 2020 was primarily related to the recovery of procedure volumes as compared to the drastic decline experienced in the fourth quarter of fiscal year 2020 as a result of the pandemic. While the recovery of procedural volumes has been uneven across geographies and our different product lines, as of the end of fiscal year 2021, procedural volumes in the majority of our end markets are returning to pre-pandemic levels. Net sales for fiscal year 2021 were also impacted by an additional selling week during the first fiscal month of fiscal year 2021 due to our 52/53 week fiscal year calendar. Although we cannot precisely calculate the impact of the extra selling week, we estimate that it benefited net sales for fiscal year 2021 by approximately $360 million to $390 million. Additionally, currency had a favorable impact on net sales in non-U.S. developed markets of $427 million and an unfavorable impact on net sales in emerging markets of $98 million for fiscal year 2021 as compared to fiscal year 2020.
During the first and fourth quarters of fiscal year 2021, we realigned our divisions with Neuroscience and Cardiovascular, respectively. As a result, fiscal year 2020 results have been recast to adjust for these realignments. Additionally, we implemented our new operating model in fiscal year 2021, which was fully operational beginning in the fourth quarter. Our new operating model simplifies our organization in order to accelerate decision making, improve commercial execution, and more effectively leverage the scale of our company. The "Restructuring Charges, Net" section of this Management's Discussion and Analysis has further information regarding our new operating model.

Looking ahead, the uncertain and uneven global recovery from COVID-19 and the resulting impact on future procedural volumes and demand for our products and therapies could negatively impact our business. Additionally, our segments are likely to face competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, changes in timing of product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices (CRT-D & CRT-P), implantable cardioverter defibrillators (ICD), leads and delivery systems, ventricular assist systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular net sales for fiscal year 2021 were $10.8 billion, an increase of 3 percent as compared to fiscal year 2020. Currency had a favorable impact on net sales for fiscal year 2021 of $131 million. Cardiovascular net sales increase for fiscal year 2021, as compared to fiscal year 2020, was primarily due to the recovery of global procedural volumes from the downturn experienced in the fourth quarter of fiscal year 2020 resulting from the pandemic.
The charts below illustrate the percent of Cardiovascular net sales by division for fiscal years 2021 and 2020:
Cardiac Rhythm & Heart Failure (CRHF) net sales increased 9 percent in fiscal year 2021 as compared to fiscal year 2020. The increase was led by Cardiac Rhythm Management and Cardiac Ablation Solutions products, which included strong growth from the Micra leadless pacing system, Cobalt and Crome ICDs and CRT-Ds, TYRX antibacterial envelope, and Artic Front Advance Cryoballons. Partially offsetting this growth were declines in Mechanical Circulatory Support products driven by slower recovery of procedure volumes and competitive dynamics.
Structural Heart & Aortic (SHA) net sales were flat in fiscal year 2021 as compared to fiscal year 2020 as growth in transcatheter aortic valve replacement (TAVR) nets sales were offset by net sales declines within our Aortic and Cardiac Surgery businesses. The growth experienced in TAVR was driven by continued adoption of the Evolut Pro + valve. The declines experienced in Aortic and Cardiac Surgery were a result of slower recovery of procedure volumes as well our voluntary recall of the Valiant Navion Thoracic Stent Graft System in the fourth quarter of fiscal year 2021.
Coronary & Peripheral Vascular (CPV) net sales decreased 5 percent in fiscal year 2021 as compared to fiscal year 2020. The decline was a result of the generally more deferrable nature of peripheral and endovenous procedure categories as well as the negative impact of the Chinese national tender on our drug-eluting stent sales. The Chinese national tender went into effect in January 2021 and resulted in significant price declines for drug-eluting stents in China, which negatively impacted our Coronary business. Partially offsetting these negative impacts was growth in drug-coated balloons and peripheral embolization coils. Drug-coated balloon growth was the result of strong adoption of the IN.PACT AV drug-coated balloon driven by its pivotal data published during the second quarter of fiscal year 2021.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:

•Continued growth of our Micra transcatheter pacing system. Micra AV received U.S. FDA approval and CE Mark approval in January and April 2020, respectfully. Micra AV expands the Micra target population from 15 percent to 45 percent of pacemaker patients.
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
•Acceptance and growth of the LINQ II cardiac monitor, which received CE Mark in November 2019 and gained U.S. FDA approval during the first quarter of fiscal year 2021. As of the end of the fiscal year 2021, we are experiencing supply constrains for the LINQ II cardiac monitor as we ramp our wafer scale manufacturing.
•Continued acceptance and growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study. In the fourth quarter of fiscal year 2020, we received 12-month shelf life extension for our TYRX Envelope product.
•Continued acceptance and market expansion of the Arctic Front Advance Cryoballoon for treatment of atrial fibrillation. We are pursuing a first line therapy designation from the U.S. FDA for the Arctic Front Advance Cryoballoon's treatment of atrial fibrillation using the data of the STOP AF First clinical trial.
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
•Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, and advanced sealing with an excellent safety profile, as well as acceptance of our next generation Evolut Pro Plus TAVR valve.
•The negative impact of the Chinese national tender on drug-eluting stent prices in China, that went into effect in January 2021, as well as provincial tenders in China on other Coronary product categories.
•Continued acceptance and growth from the VenaSeal Closure System in the U.S. The VenaSeal Closure System is a unique non-thermal solution to address superficial venous disease that provides improved patient comfort, reduces the recovery time, and eliminates the risk of thermal nerve injury.
•Our voluntary recall of the Valiant Navion Thoracic Stent Graft System and our ability to ramp production of our previous generation product, the Valiant Captivia Thoracic Stent Graft System and resume selling this product in markets globally. We currently have limited Valiant Captivia inventory available and plan to reach full production capacity in October 2021.

•Our recent decision to stop the distribution and sale of the Medtronic HVAD System in June 2021 in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. The HVAD system and associated accessory revenue was $141 million in fiscal year 2021. Medtronic is committed to serving the needs of the approximately 4,000 patients currently implanted with our HVAD system. We expect to record a non-cash, pre-tax impairment of long-lived assets of $400 million to $500 million in the quarter ending July 30, 2021 primarily related to intangible assets. Management also expects to record a charge related to customer support obligations, restructuring, and other associated costs in the quarter ending July 30, 2021.
•Our ability to successfully develop and obtain regulatory approval of products within our pipeline, which include the Symplicity Spyral Multi-Electrode Renal Denervation Catheter for the treatment of hypertension through a one-time, minimally invasive, catheter procedure, Pulse Field Ablation, a novel energy source that is non-thermal, for the treatment of atrial fibrillation, and transcatheter mitral and tricuspid therapy products lead by our Intrepid system.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical’s net sales for fiscal year 2021 were $8.7 billion, an increase of 5 percent as compared to fiscal year 2020. Currency had a favorable impact on net sales of $87 million for fiscal year 2021. Net sales growth was primarily driven by the recovery in procedure volumes experienced from the downturn experienced in the fourth quarter of fiscal year 2020 from the pandemic and increased demand for COVID-19 related diagnostics and therapies, particularly ventilator and airway products, as compared to fiscal year 2020.
The charts below illustrate the percent of Medical Surgical net sales by division for fiscal years 2021 and 2020:
Surgical Innovations (SI) net sales for fiscal year 2021 decreased 1 percent as compared to fiscal year 2020, with declines experienced across many product lines due to the deceleration of surgical procedure recovery. The decline in surgical volumes, particularly Bariatric, Colorectal, Hernia, and Thoracic procedures, resulted in lower demand for Advanced Stapling products and General Surgery products. This decline in demand was partially offset by new product launches driving growth in Advanced Energy.

Respiratory, Gastrointestinal, & Renal (RGR) net sales for fiscal year 2021 increased 16 percent as compared to fiscal year 2020. Net sales growth was primarily attributable to increased demand for Respiratory Interventions products due to COVID-19, driven by the Puritan Bennett high acuity ventilator portfolio.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Medical Surgical could be affected by the following:
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
•Continued and future acceptance of Interventional Lung Solutions. Products include our Illumisite navigation platform, combined with our portfolio of biopsy tools including the Arcpoint pulmonary needle, and to access lesions outside the airway, the CrossCountry transbronchial access tool. This comprehensive portfolio gives the power to display position and access lung nodules in the periphery of the lungs, in a minimally invasive approach to accessing difficult-to-reach areas of the lung, which may aid in the diagnosis of lung cancer.
•Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding. Our expanded and strengthened surgical offerings are expected to complement our global gynecology business.
•Our ability to successfully develop and obtain regulatory approval of products within our pipeline, which include our PillCam Genius endoscopy module, a noninvasive process to localize pre-cancerous lesions and our Hugo robotic assisted surgery system, designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per-procedure cost.

Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on the treatment of overactive bladder, urinary retention, fecal incontinence, gastroparesis, as well as products to treat ear, nose, and throat (ENT), and therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for fiscal year 2021 were $8.2 billion, an increase of 6 percent as compared to fiscal year 2020. Currency had a favorable impact on net sales for fiscal year 2021 of $75 million. Neuroscience’s net sales growth was observed across all divisions and reflected the recovery of global procedural volumes, particularly on deferrable procedures, from the downturn experienced in the fourth quarter of fiscal year 2020 as a result of the pandemic.
The graphs below illustrate the percent of Neuroscience net sales by division for fiscal years 2021 and 2020:
Cranial & Spinal Technologies (CST) net sales for fiscal year 2021 increased 5 percent as compared to fiscal year 2020. Growth was experienced by both Enabling Technologies and Spine. Enabling Technologies results, though still impacted by the challenging environment for capital equipment due to COVID-19, were driven by recovery on sales of the Midas Rex MR8 high-speed drill system and the StealthStation S8 Navigation System. Spine net sales growth was driven by recovery in procedural volumes in fiscal year 2021.
Specialty Therapies (Specialty) net sales for fiscal year 2021 increased 7 percent as compared to fiscal year 2020. Net sales growth was primarily driven by strength in Pelvic Health and Neurovascular. Pelvic Health saw continued recovery and growth throughout the fiscal year, driven by the launch of the InterStim Micro neurostimulator and SureScan MRI lead in the U.S. Neurovascular's growth continued to be driven by strength in coils and aspiration catheters, as well as general strength in emerging markets. This growth was partially offset by declines in flow diversion products due to recent competitive entrants. ENT experienced modest net sales growth due to the recovery of deferrable procedure volumes.
Neuromodulation (NM) net sales for fiscal year 2021 increased 7 percent as compared to fiscal year 2020. Sales growth occurred in both Pain Therapies and Brain Modulation and reflected a recovery in procedural volumes. Net sales growth was driven by strong adoption of the DTM (differential target multiplexed) proprietary waveform in Pain Therapies, and the Percept PC deep brain stimulation (DBS) device with BrainSense technology in Brain Modulation.

In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
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
•Market acceptance and continued global adoption of innovative new spine products and procedural solutions within our CST business such as our Infinity OCT System and Prestige LP cervical disc system.
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
•Continued acceptance and growth of our Percept PC DBS device with BrainSense technology, which received CE Mark approval in January 2020 and U.S. FDA approval in June 2020, including its treatment of Parkinson's Disease, epilepsy, and other movement disorders.
•Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distribution requirements on our implantable drug pump in October 2017 and its warning letter in November 2017.
•Our ability to successfully develop and obtain regulatory approval of the products within our pipeline, which include our closed-loop Percept PC and RC devices with adaptive DBS (aDBS) within Neuromodulation, as well as our hemorrhagic stroke intrasaccular device within Specialty Therapies, and our next-generation spine enabling technologies within CST.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and smart insulin pen systems. Diabetes' sales for fiscal year 2021 were $2.4 billion, an increase of 2 percent as compared to fiscal year 2020. Currency had a favorable impact on net sales for fiscal year 2021 of $37 million. Diabetes' net sales increases for fiscal year 2021 were primarily attributable to growth in the MiniMed 780G insulin pump system and integrated CGM in the international markets. This growth was partially offset by declines in the U.S. due to new patient start delays and continued competitive pressures.

In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Patient demand for the MiniMed 770G insulin pump system, which received U.S. FDA approval in August 2020 and launched in November 2020. The system is powered by SmartGuard technology, as featured in the MiniMed 670G system, with the added benefits of smartphone connectivity and an expanded age indication to children as young as age two.
•Continued future growth internationally for the MiniMed 780G system. The MiniMed 780G system was approved in the E.U. in June 2020 and launched in over 30 countries on four continents outside the U.S., primarily in Europe, starting in October 2020. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
•Continued acceptance and growth of the Guardian Connect CGM system, which displays glucose information directly to a smartphone. During the first quarter of fiscal year 2021, we introduced the Guardian Connect system for Android devices to ensure patients have access to their glucose levels seamlessly and discretely. The Guardian Connect CGM system is available on Apple iOS and Android devices.
•Strengthening our position in the diabetes market as a result of the September 10, 2020 acquisition of Companion Medical. Companion Medical offers a U.S. FDA cleared InPen smart pen system that combines the freedom of a reusable Bluetooth pen with the intelligence of an intuitive mobile application that helps users administer the appropriate insulin dose. During the third quarter of fiscal year 2021, we integrated our CGM data into the Companion Medical InPen Application, which allows users to have their CGM readings in real-time alongside insulin dose information, all in one view.
•Continued pump and CGM competition in an expanding global market.
•Changes in medical reimbursement policies and programs, along with additional payor coverage on insulin pumps.
•Our ability to successfully develop and obtain regulatory approval of the products within our pipeline, which include our adult and pediatric MiniMed 780G and the Guardian 4 sensor, which have been submitted to the U.S. FDA. These technologies feature our next-generation algorithms by further automating insulin delivery.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:

Cost of Products Sold Cost of products sold for fiscal years 2021 and 2020 was $10.5 billion and $9.4 billion, respectively. The increase in cost of products sold as a percentage of net sales in fiscal year 2021, as compared to fiscal year 2020, was largely due to increased expenses as a result of a full fiscal year impact of COVID-19, primarily due to period expensing of some of our fixed overhead costs due to idle capacity at certain manufacturing facilities and increases in reserves for excess and obsolete inventory, as well as charges associated with recent field corrective actions. Going forward, we will continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare.
In fiscal year 2021, we entered into arrangements with third parties to fund the development of certain technologies in our Diabetes segment. As there is a substantive and genuine transfer of risk to the third parties, the development funding provided is recognized as an obligation to perform contractual services, and therefore is recorded as income in other operating expense, net in the consolidated statements of income in the period the corresponding research and development expenses are incurred. If the technologies receive regulatory approval and are successfully commercialized, we will pay royalties to the third parties. During fiscal year 2021, no projects were significant, either individually or in aggregate, to our consolidated results.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses.
Selling, general, and administrative expense for fiscal years 2021 and 2020 was $10.1 billion. The decrease in selling, general, and administrative expense as a percentage of net sales in fiscal year 2021, as compared to 2020, was primarily due to net sales growth, coupled with reduced travel and discretionary spending due to the pandemic, offset by higher annual incentive accruals and increased restructuring and associated costs. Selling, general, and administrative expense in fiscal year 2021 includes $196 million of restructuring and associated costs, as compared to $168 million in fiscal year 2020. Additionally, for fiscal year 2020, selling, general, and administrative expense includes $103 million of acquisition-related costs, as compared to $3 million for fiscal year 2021.

The following is a summary of other costs and expenses:

	Fiscal Year
(in millions)	2021	2020
Amortization of intangible assets	$1,783	$1,756
Restructuring charges, net	293	118
Certain litigation charges	118	313
Other operating expense, net	315	71
Other non-operating income, net	(336)	(356)
Interest expense	925	1,092

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
The Enterprise Excellence Program is expected to result in pre-tax restructuring charges of approximately $1.6 billion to $1.8 billion, the vast majority of which are expected to be incurred by the end of fiscal year 2022 and result in cash outlays to be substantially complete by the end of fiscal year 2023. Approximately 40 percent of estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries and benefits for employees supporting the program, including program management and transition teams, and strategic and operational consulting services related to the three objectives of the program discussed above. We expect these costs to be recognized within restructuring charges, net, cost of products sold, and selling, general and administrative expense in the consolidated statements of income.
During fiscal year 2021, we recognized net charges of $349 million, including $52 million recognized within restructuring charges, net in the consolidated statements of income which were primarily comprised of employee termination benefits. For fiscal year 2021, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $128 million recognized within cost of products sold and $169 million recognized within selling, general and administrative expense in the consolidated statements of income.
During fiscal year 2020, we recognized net charges of $441 million, including $118 million recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. For fiscal year 2020, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $149 million recognized within cost of products sold and $165 million recognized within selling, general and administrative expense in the consolidated statements of income.

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
We estimate that, in connection with the Simplification restructuring program, we will recognize pre-tax exit and disposal costs and other costs across all segments of approximately $400 million to $450 million, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately three quarters of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses to execute the reorganization of our business into a portfolio-like structure as discussed above. These charges are recognized within restructuring charges, net and selling, general, and administrative expense in the consolidated statements of income.
During fiscal year 2021, we recognized net charges of $268 million, including $241 million within restructuring charges, net in the consolidated statements of income. For fiscal year 2021, charges included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages within restructuring charges, net in the consolidated statements of income. For fiscal year 2021, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $27 million recognized within selling, general, and administrative expense in the consolidated statements of income.
For additional information, see Note 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Certain Litigation Charges We classify litigation charges and gains related to significant legal matters as certain litigation charges. For additional information, refer to Note 18 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in fair value of contingent consideration, changes in amounts accrued for certain contingent liabilities for a recent acquisition, a commitment to the Medtronic Foundation, charges associated with business exits, impairment charges, in-process research and development (IPR&D) charges, and income from funded research and development arrangements.
The increase in other operating expense, net from fiscal year 2020 to 2021 was primarily driven by our remeasurement and hedging programs, which, combined, resulted in a loss of $47 million for fiscal year 2021 as compared to a gain of $295 million for fiscal year 2020. Additionally, for fiscal year 2021, other operating expense, net includes a $132 million gain related to amounts accrued for certain contingent liabilities for a recent acquisition and impairment charges of $76 million related to the abandonment of certain intangible assets. Also contributing to the increase were changes in fair value of contingent consideration resulting in a loss of $36 million for fiscal year 2021 as compared to a gain of $33 million for fiscal year 2020. For fiscal year 2020, other operating expense, net includes an $80 million charge associated with a commitment to the Medtronic Foundation and charges of $52 million associated with the exit of businesses.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service components of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
The decrease in other non-operating income, net from fiscal year 2020 to 2021 was primarily attributable to the decrease in interest income as a result of the lower interest rate environment. Interest income was $192 million and $300 million for fiscal years 2021 and 2020, respectively. This decrease was partially offset by an increase in gains recognized on minority investments. Gains on minority investments were $61 million for fiscal year 2021 as compared to losses of $19 million for fiscal year 2020.

Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. The decrease in interest expense from fiscal year 2020 to 2021 was primarily due to a decrease in charges related to debt tender and redemption transactions, which were $308 million for fiscal year 2021, as compared to $413 million for fiscal year 2020. Also contributing to the decrease was a decrease in the weighted-average interest rate of outstanding debt obligations due to the aforementioned debt issuance and tender transactions. Refer to the "Debt and Capital" section of this Management's Discussion and Analysis for additional information on the debt issuances, tenders, and early redemptions.
INCOME TAXES

	Fiscal Year
(in millions)	2021	2020
Income tax provision (benefit)	$265	$(751)
Income before income taxes	3,895	4,055
Effective tax rate	6.8%	(18.5)%

Non-GAAP income tax provision	$809	$1,038
Non-GAAP income before income taxes	6,835	7,261
Non-GAAP Nominal Tax Rate	11.8%	14.3%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	5.0%	32.8%

Many of the countries we operate in have statutory tax rates lower than our U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 21.0 percent. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 43.75 percent. Our earnings in Puerto Rico are subject to certain tax incentive grants which provide for tax rates lower than the country’s statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2022 and 2030. The tax incentive grants, which expired during fiscal year 2021, did not have a material impact on our financial results. See Note 13 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information.
Our effective tax rate for fiscal year 2021 was 6.8 percent, as compared to (18.5) percent in fiscal year 2020. The increase in the effective tax rate was primarily due to the impacts from certain tax adjustments and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for fiscal year 2021 was 11.8 percent, as compared to 14.3 percent in fiscal year 2020. The decrease in our Non-GAAP Nominal Tax Rate for fiscal year 2021 as compared to fiscal year 2020 was primarily due to the year-over-year changes in operational results by jurisdiction.
During fiscal year 2021, we recognized $51 million of operational tax benefits. The operational tax benefits included a $46 million benefit from excess tax benefits associated with stock-based compensation and a $5 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, changes to uncertain tax position reserves, legal entity reorganizations, and changes to certain deferred income tax balances.
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
An increase in our Non-GAAP Nominal Tax Rate of one percent would result in an additional income tax provision for fiscal years 2021 and 2020 of approximately $68 million and $73 million, respectively.

Certain Tax Adjustments
During fiscal year 2021, the net benefit from certain tax adjustments of $41 million, recognized in income tax provision (benefit) in the consolidated statement of income, included the following:
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
•A net cost of $73 million related to a tax basis adjustment of previously established deferred tax assets from intercompany intellectual property transactions. The cumulative amount of deferred tax benefit previously recognized from intercompany intellectual property transactions and recorded as Certain Tax Adjustments is $1.5 billion. The corresponding deferred tax assets will be amortized over a period of approximately 20 years.
•A cost of $50 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A net cost of $25 million associated with an internal restructuring and intercompany sale of assets.
•A benefit of $83 million related to the capitalization of certain research and development costs for U.S. income tax purposes and the establishment of a deferred tax asset at the U.S. federal statutory tax rate.
During fiscal year 2020, the net benefit from certain tax adjustments of $1.2 billion, recognized in income tax provision (benefit) in the consolidated statement of income, included the following:
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
•A benefit of $252 million related to tax legislative changes in Switzerland, which abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes that will be amortized and deducted over a 10-year period.
•A benefit of $658 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the year requiring the company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
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

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, despite the impact COVID-19 had on our business and financial results during fiscal years 2021 and 2020. We believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning processes. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, property, plant, and equipment, and other operating costs. We also consider capital allocation alternatives that balance returning value to shareholders through dividends and share repurchases, satisfying maturing debt, and acquiring businesses and technology.
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2021	2020
Cash provided by (used in):
Operating activities	$6,240	$7,234
Investing activities	(2,866)	(3,203)
Financing activities	(4,136)	(4,198)
Effect of exchange rate changes on cash and cash equivalents	215	(86)
Net change in cash and cash equivalents	$(547)	$(253)

Operating Activities The $994 million decrease in net cash provided was primarily driven by a decrease in cash collected from customers and an increase in cash paid for income taxes, partially offset by a decrease in cash paid to employees, a decrease in payments made for employer taxes, and a decrease in retirement benefit plan contributions. The decrease in cash collected from customers was primarily related to COVID-19 driving decreased sales in the fourth quarter of fiscal year 2020 and first quarter of fiscal year 2021, when compared to the prior fiscal year. The increase in cash paid for income taxes was primarily due to increased estimated federal tax payments and tax payments associated with IRS audit settlements in fiscal year 2021. Cash paid to employees decreased due to lower annual incentive plan payouts compared the prior fiscal year. Payments made for employer taxes decreased due to the deferral of payment on the Company's share of Social Security taxes allowed by the CARES Act in the current fiscal year. For information on retirement benefit plan contributions, refer to Note 15 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Investing Activities The $337 million decrease in net cash used was primarily attributable to a decrease in net purchases of investments of $1.0 billion, partially offset by a decrease in cash paid for acquisitions of $506 million as compared to fiscal year 2020.
Financing Activities The $62 million decrease in net cash used included a number of largely offsetting items. Contributing to the decrease in cash used was a decrease in share repurchases of $674 million. Partially offsetting this decrease was a net decrease in short-term borrowings of $294 million and an increase in dividends paid to shareholders of $226 million. For fiscal year 2021, financing cash flows were impacted by the Mizuho Bank term loan under which we borrowed ¥300 billion in the first quarter of fiscal year 2021, which was subsequently repaid in the fourth quarter of fiscal year 2021. Fiscal year 2021 financing cash flows were also impacted by the issuance of $7.2 billion of Euro-denominated senior notes offset by the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration, and repayment of an additional $911 million of Euro-denominated senior notes. For comparison, financing cash flows for fiscal year 2020 reflect the issuance of $5.6 billion of Euro-denominated senior notes, offset by the tender of $5.2 billion of senior notes for $5.6 billion of total consideration. We also repaid $500 million of senior notes at maturity during the fourth quarter of fiscal year 2020. For more information on the aforementioned Mizuho Bank term loan, and issuances and redemptions of senior notes, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.

Total debt at April 30, 2021 was $26.4 billion, as compared to $24.8 billion at April 24, 2020. The increase in total debt was primarily driven by fluctuations in exchange rates as it pertains to our Euro-denominated senior notes and, to a lesser extent, the net impact of the issuance and redemption of senior notes, both of which are described below.
In September 2020, we issued six tranches of Euro-denominated senior notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Euro-denominated debt is designated as a net investment hedge of certain of our European operations. We used the net proceeds of the offering to fund the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration in October 2020. Additionally, we used the proceeds to repay our €750 million floating rate senior notes at maturity in March 2021. We recognized a loss on debt extinguishment of $308 million in fiscal year 2021, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss on debt extinguishment was recognized in interest expense in the consolidated statements of income.
In May 2020, we entered into an unsecured term loan agreement with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion, or approximately $2.8 billion, with a term of six months and the option to extend for an additional six months. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. The proceeds of the loan were used for general corporate purposes. The Japanese Yen denominated debt was designated as a net investment hedge of certain of our Japanese operations. On November 12, 2020, we exercised our option to extend the term of the loan for an additional six months. During the fourth quarter of fiscal year 2021, we de-designated the Yen denominated debt as a net investment hedge and repaid the term loan in full, including interest.

We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2021 and 2020, we repurchased a total of 4 million and 12 million shares, respectively, under these programs at an average price of $126.80 and $106.22, respectively. At April 30, 2021, we had approximately $5.4 billion remaining under the share repurchase programs authorized by our Board of Directors.
For more information on credit arrangements, see Note 6 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 30, 2021 include $3.6 billion of cash and cash equivalents and $7.2 billion of current investments.
Additionally, we maintain commercial paper programs (no commercial paper outstanding at April 30, 2021) and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. See Note 5 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information on our investments.
We maintain multicurrency commercial paper programs for short-term financing, which allows us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both April 30, 2021 and April 24, 2020, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2025. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At April 30, 2021 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Rating Services (S&P) and Moody's Investor Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.

The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 30, 2021	April 24, 2020
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there is no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at April 30, 2021 were unchanged as compared to the ratings at April 24, 2020. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.

Contractual Obligations and Cash Requirements
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business, some of which are recorded in our consolidated balance sheet. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows.
Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 30, 2021, as well as long-term contractual obligations reflected in the balance sheet at April 30, 2021.

	Maturity by Fiscal Year
(in millions)	Total	2022	2023	2024	2025	2026	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	$354	$157	$72	$47	$22	$19	$36
Interest payments(2)	7,729	489	487	480	481	414	5,377
Other(3)	1,038	550	232	103	42	29	82
Contractual obligations reflected in the balance sheet(4):
Debt obligations(5)	$26,588	$11	$4,237	$6	$1,895	$2,423	$18,016
Operating leases	1,090	223	166	147	119	97	338
Contingent consideration(6)	270	78	120	33	34	4	—
Tax obligations(7)	1,672	176	176	330	440	550	—

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
(3)Includes inventory purchase commitments, research and development, and other arrangements that are legally binding and specify minimum purchase quantities or spending amounts. These purchase commitments do not exceed our projected requirements and are in the normal course of business. Excludes open purchase orders with a remaining term of less than one year.
(4)Excludes defined benefit plan obligations, guarantee obligations, uncertain tax positions, non-current tax liabilities, and litigation settlements for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 13, 15, and 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.
(5)Includes the current and non-current portion of our Senior Notes and bank borrowings. Excludes debt premium and discount, unamortized gains from terminated interest rate swap agreements, and commercial paper. See Notes 6 and 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on our debt agreements and interest rate swap agreements, respectively.
(6)Includes the fair value of our current and non-current portions of contingent consideration. While it is not certain if and/or when payments will be made, the maturity dates included in this table reflect our best estimates.
(7)Represents the tax obligations associated with the transition tax that resulted from U.S. Tax Reform. The transition tax will be paid over an eight-year period and will not accrue interest. See Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising as a result of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions is unable to be estimated, and we have not accrued any liabilities within our consolidated financial statements or included any indemnification provisions in the table above. Historically, we have not experienced significant losses on these types of indemnification agreements.

Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K provides information regarding amounts we have accrued related to legal matters. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Actual settlements may be different than estimated and could have a material effect on our consolidated earnings, financial position, and/or cash flows.
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
Beyond the contractual obligations and other minimum commercial commitments outlined above, we have recurring cash requirements arising from the normal operation of our business that include capital expenditures, research and developments costs, and other operational costs.
We believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, current investments, Credit Facility and related commercial paper programs as well as our ability to generate operating cash flows will satisfy our current and future contractual obligations and cash requirements. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
ACQUISITIONS
Information regarding acquisitions is included in Notes 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Our critical accounting estimates include the following:
Litigation Contingencies We are involved in a number of legal actions involving product liability, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not completely within our control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the fiscal year ended April 30, 2021 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the fiscal year ended April 30, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,925	$—
Operating profit	11	80
Loss before income taxes	(1,201)	(741)
Net loss attributable to Medtronic	(784)	(725)
The summarized balance sheet information for the fiscal year ended April 30, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$21,901	$9,038
Total noncurrent assets(4)	11,597	8,041
Total current liabilities(5)	28,484	17,413
Total noncurrent liabilities(6)	56,772	63,328
Noncontrolling interests	174	174

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
(3)Includes receivables due from non-guarantor subsidiaries of $21.4 billion and $9.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $8.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $26.4 billion and $17.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $29.0 billion and $43.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes which may cause fluctuations in earnings and cash flows. We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate fluctuations. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated transactions in other currencies and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. Fluctuations in the exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 30, 2021 and April 24, 2020 was $14.7 billion and $11.9 billion, respectively. At April 30, 2021, these contracts were in a net unrealized loss position of $211 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 30, 2021 and April 24, 2020 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

	Increase (decrease)
(in millions)	2021	2020
10% appreciation in the U.S. dollar	$995	$750
10% depreciation in the U.S. dollar	(995)	(750)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for fiscal year ended 2021.
INTEREST RATE RISK
We are subject to interest rate risk on our investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 30, 2021 was comprised of debt predominately denominated in U.S. dollars and the Euro, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities. We enter into marketable debt security positions for cash management purposes.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at April 30, 2021 and April 24, 2020, would have the following impact on the fair value of these instruments:

	Increase (decrease)
(in millions)	2021	2020
10 basis point increase in interest rates	$21	$34
10 basis point decrease in interest rates	(21)	(34)

For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity” section of the Management's Discussion and Analysis in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. For additional discussion of market risk, see Notes 5 and 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medtronic plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the “Company”) as of April 30, 2021 and April 24, 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended April 30, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and April 24, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Tax Reserve for the Uncertain Tax Position Related to Puerto Rico Manufacturing
As described in Notes 13 and 18 to the consolidated financial statements, management records reserves for uncertain tax positions related to unresolved matters with the Internal Revenue Service (IRS) and other taxing authorities. A remaining unresolved issue with the IRS, relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's manufacturing sites. These reserves are subject to a high degree of estimation and management judgment. Total reserves relating to uncertain tax positions as of April 30, 2021 were $1.668 billion, of which the Puerto Rico manufacturing reserve makes up a significant portion.
The principal considerations for our determination that performing procedures relating to the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing is a critical audit matter are the significant judgment by management when determining the reserves, including a high degree of estimation uncertainty relative to the unresolved issue with the IRS involving one of the Company’s manufacturing sites. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence to support management’s accurate measurement of the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing, as the nature of the evidence is often highly subjective.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of the income tax reserves for uncertain tax positions, as well as controls over measurement of the reserves. These procedures also included, among others, (i) testing management’s process for determining the reserve for the uncertain tax position, (ii) evaluating the status and results of the U. S. Tax Court case, and (iii) evaluating the consistency of the reserve calculation with the relevant documents related to the tax court case.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 25, 2021

We have served as the Company’s auditor since 1963.

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2021	2020	2019
Net sales	$30,117	$28,913	$30,557
Costs and expenses:
Cost of products sold	10,483	9,424	9,155
Research and development expense	2,493	2,331	2,330
Selling, general, and administrative expense	10,148	10,109	10,418
Amortization of intangible assets	1,783	1,756	1,764
Restructuring charges, net	293	118	198
Certain litigation charges	118	313	166
Other operating expense, net	315	71	258
Operating profit	4,484	4,791	6,268
Other non-operating income, net	(336)	(356)	(373)
Interest expense	925	1,092	1,444
Income before income taxes	3,895	4,055	5,197
Income tax provision (benefit)	265	(751)	547
Net income	3,630	4,806	4,650
Net income attributable to noncontrolling interests	(24)	(17)	(19)
Net income attributable to Medtronic	$3,606	$4,789	$4,631
Basic earnings per share	$2.68	$3.57	$3.44
Diluted earnings per share	$2.66	$3.54	$3.41
Basic weighted average shares outstanding	1,344.9	1,340.7	1,346.4
Diluted weighted average shares outstanding	1,354.0	1,351.1	1,357.5
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2021	2020	2019
Net income	$3,630	$4,806	$4,650

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	92	45	102
Translation adjustment	1,699	(829)	(1,375)
Net investment hedge	(1,694)	405	88
Net change in retirement obligations	505	(544)	(191)
Unrealized (loss) gain on cash flow hedges	(519)	72	401
Other comprehensive income (loss)	83	(851)	(975)
Comprehensive income including noncontrolling interests	3,713	3,955	3,675
Comprehensive income attributable to noncontrolling interests	(32)	(15)	(16)
Comprehensive income attributable to Medtronic	$3,681	$3,940	$3,659
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions)	April 30, 2021	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,593	$4,140
Investments	7,224	6,808
Accounts receivable, less allowances and credit losses of $241 and $208, respectively	5,462	4,645
Inventories, net	4,313	4,229
Other current assets	1,955	2,209
Total current assets	22,548	22,031
Property, plant, and equipment, net	5,221	4,828
Goodwill	41,961	39,841
Other intangible assets, net	17,740	19,063
Tax assets	3,169	2,832
Other assets	2,443	2,094
Total assets	$93,083	$90,689
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$11	$2,776
Accounts payable	2,106	1,996
Accrued compensation	2,482	2,099
Accrued income taxes	435	502
Other accrued expenses	3,475	2,993
Total current liabilities	8,509	10,366
Long-term debt	26,378	22,021
Accrued compensation and retirement benefits	1,557	1,910
Accrued income taxes	2,251	2,682
Deferred tax liabilities	1,028	1,174
Other liabilities	1,756	1,664
Total liabilities	41,481	39,817
Commitments and contingencies (Notes 3, 16, and 18)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,345,400,671 and 1,341,074,724 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,319	26,165
Retained earnings	28,594	28,132
Accumulated other comprehensive loss	(3,485)	(3,560)
Total shareholders’ equity	51,428	50,737
Noncontrolling interests	174	135
Total equity	51,602	50,872
Total liabilities and equity	$93,083	$90,689
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 27, 2018	1,354	$—	$28,127	$24,379	$(1,786)	$50,720	$102	$50,822
Net income	—	—	—	4,631	—	4,631	19	4,650
Other comprehensive loss	—	—	—	—	(972)	(972)	(3)	(975)
Dividends to shareholders ($2.00 per ordinary share)	—	—	—	(2,693)	—	(2,693)	—	(2,693)
Issuance of shares under stock purchase and award plans	18	—	923	—	—	923	—	923
Repurchase of ordinary shares	(31)	—	(2,808)	—	—	(2,808)	—	(2,808)
Stock-based compensation	—	—	290	—	—	290	—	290
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(1)	—	—		(47)	47	—	—	—
April 26, 2019	1,341	$—	$26,532	$26,270	$(2,711)	$50,091	$121	$50,212
Net income	—	—	—	4,789	—	4,789	17	4,806
Other comprehensive loss	—	—	—	—	(849)	(849)	(2)	(851)
Dividends to shareholders ($2.16 per ordinary share)	—	—	—	(2,894)	—	(2,894)	—	(2,894)
Issuance of shares under stock purchase and award plans	12	—	564	—	—	564	—	564
Repurchase of ordinary shares	(12)	—	(1,228)	—	—	(1,228)	—	(1,228)
Stock-based compensation	—	—	297	—	—	297	—	297
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(1)	(1)
Cumulative effect of change in accounting principle(2)	—	—	—	(33)	—	(33)	—	(33)
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	3,606	—	3,606	24	3,630
Other comprehensive income	—	—	—	—	75	75	8	83
Dividends to shareholders ($2.32 per ordinary share)	—	—	—	(3,120)	—	(3,120)	—	(3,120)
Issuance of shares under stock purchase and award plans	8	—	382	—	—	382	—	382
Repurchase of ordinary shares	(4)	—	(559)	—	—	(559)	—	(559)
Stock-based compensation	—	—	344	—	—	344	—	344
Changes to noncontrolling ownership interests	—	—	(13)	—	—	(13)	7	(6)
Cumulative effect of change in accounting principle(3)	—	—	—	(24)	—	(24)	—	(24)
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
(1) The cumulative effect of change in accounting principle in fiscal year 2019 resulted from the adoption of accounting guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the adoption, the Company reclassified $47 million from accumulated other comprehensive loss to the opening balance of retained earnings as of April 28, 2018.
(2) The cumulative effect of change in accounting principle in fiscal year 2020 resulted from the adoption of accounting guidance that requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. As a result of the adoption, the Company adjusted the opening balance of retained earnings for $33 million as of April 27, 2019.
(3) See Note 1 to the consolidated financial statements for discussion regarding the adoption of accounting standards during fiscal year 2021.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2021	2020	2019
Operating Activities:
Net income	$3,630	$4,806	$4,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,702	2,663	2,659
Provision for doubtful accounts	128	99	78
Deferred income taxes	(422)	(1,315)	(304)
Stock-based compensation	344	297	290
Loss on debt extinguishment	308	406	457
Other, net	251	217	257
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(761)	1,291	(581)
Inventories, net	78	(577)	(274)
Accounts payable and accrued liabilities	531	(44)	399
Other operating assets and liabilities	(549)	(609)	(624)
Net cash provided by operating activities	6,240	7,234	7,007
Investing Activities:
Acquisitions, net of cash acquired	(994)	(488)	(1,827)
Additions to property, plant, and equipment	(1,355)	(1,213)	(1,134)
Purchases of investments	(11,808)	(11,039)	(2,532)
Sales and maturities of investments	11,345	9,574	4,683
Other investing activities, net	(54)	(37)	36
Net cash used in investing activities	(2,866)	(3,203)	(774)
Financing Activities:
Change in current debt obligations, net	(311)	(17)	(713)
Proceeds from short-term borrowings (maturities greater than 90 days)	2,789	—	—
Repayments from short-term borrowings (maturities greater than 90 days)	(2,853)	—	—
Issuance of long-term debt	7,172	5,568	7,794
Payments on long-term debt	(7,367)	(6,110)	(7,948)
Dividends to shareholders	(3,120)	(2,894)	(2,693)
Issuance of ordinary shares	474	662	992
Repurchase of ordinary shares	(652)	(1,326)	(2,877)
Other financing activities	(268)	(81)	14
Net cash used in financing activities	(4,136)	(4,198)	(5,431)
Effect of exchange rate changes on cash and cash equivalents	215	(86)	(78)
Net change in cash and cash equivalents	(547)	(253)	724
Cash and cash equivalents at beginning of period	4,140	4,393	3,669
Cash and cash equivalents at end of period	$3,593	$4,140	$4,393
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,250	$878	$1,558
Interest	582	643	973
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic or the Company) is among the world's largest medical technology, services, and solutions companies – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies to serve healthcare systems, physicians, clinicians, and patients. Medtronic was founded in 1949 and is headquartered in Dublin, Ireland.
Principles of Consolidation The consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been fully eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Amounts reported in millions within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower sales and customer demand than the prior year in many businesses as well as macroeconomic factors. As a result, the Company has also assessed the potential impact on certain accounting estimates including, but not limited to, the allowance for doubtful accounts, inventory reserves, return reserves, the valuation of goodwill, intangible assets, other long-lived assets, investments and contingent consideration, as of April 30, 2021 and through the date of this report. There was not a material impact to accounting estimates associated with the Company’s consolidated financial statements as of and for the fiscal years ended April 30, 2021 and April 24, 2020.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 30, 2021 and April 24, 2020 and for each of the three fiscal years ended April 30, 2021 (fiscal year 2021), April 24, 2020 (fiscal year 2020), and April 26, 2019 (fiscal year 2019). Fiscal year 2021 was a 53-week year, with the extra week having occurred in the first fiscal month of the first quarter. Fiscal years 2020 and 2019 were 52-week years.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable and Allowance for Doubtful Accounts and Credit Losses The Company grants credit to customers in the normal course of business and maintains an allowance for doubtful accounts for potential credit losses. When evaluating allowances for doubtful accounts, the Company considers various factors, including historical experience and customer-specific information. Uncollectible accounts are written-off against the allowance when it is deemed that a customer account is uncollectible.
Inventories Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors.
Property, Plant, and Equipment Property, plant, and equipment is stated at cost and depreciated over the useful lives of the assets using the straight-line method. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment asset groupings may not be recoverable. The cost of interest that is incurred in connection with significant ongoing construction projects is capitalized using a weighted average interest rate. These costs are included in property, plant, and equipment and amortized over the useful life of the related asset. Upon retirement or disposal of property, plant, and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds, is recognized in earnings.
Goodwill and Intangible Assets Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. In accordance with U.S. GAAP, goodwill is not amortized. The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Internal operational budgets and long-range strategic plans are used as a basis for the cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital (“WACC”) for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
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
Acquired IPR&D represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. The fair value of IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a definite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D, which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually in the third quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. IPR&D acquired outside of a business combination is expensed immediately.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Retirement Benefit Plan Assumptions The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. See Note 15 for assumptions used in determining pension and post-retirement benefit costs and liabilities.
Derivatives The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with authoritative guidance on derivatives and hedging, and presents assets and liabilities associated with derivative financial instruments on a gross basis in the consolidated financial statements. For derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge or a cash flow hedge, based upon the exposure being hedged. See Note 7 for more information on the Company's derivative instruments and hedging programs.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Financial assets that are classified as Level 3 include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation, certain corporate debt securities and auction rate securities. With the exception of auction rate securities, these securities are valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. For goodwill, other intangible assets, and IPR&D, inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $308 million, $347 million, and $350 million in fiscal years 2021, 2020, and 2019, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.

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
Contingencies The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed.
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
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in fair value of contingent consideration, changes in amounts accrued for certain contingent liabilities for a recent acquisition, a commitment to the Medtronic Foundation, charges associated with business exits, impairment charges, IPR&D charges, and income from funded research and development arrangements.
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
Recently Adopted Accounting Standards
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

During the implementation, the Company elected the package of practical expedients available under the transition guidance that allowed an entity not to reassess whether any expired or existing contracts are or contain leases, the classification for any expired or existing leases or any initial direct costs for existing leases. Further, the Company made accounting policy elections to not apply the recognition requirements to short-term leases and to account for lease and nonlease components as a single lease component.
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
2. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, renal disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations.
During the first and fourth quarters of fiscal year 2021, the Company realigned its divisions within Neuroscience and Cardiovascular, respectively. As a result, fiscal year 2020 and 2019 revenue has been recast to adjust for these realignments Additionally, the Company implemented a new operating model in fiscal year 2021, which was fully operational beginning in the fourth quarter.
The table below illustrates net sales by segment and division for fiscal years 2021, 2020, and 2019:

	Net Sales by Fiscal Year
(in millions)	2021	2020	2019
Cardiac Rhythm & Heart Failure	$5,584	$5,141	$5,849
Structural Heart & Aortic	2,834	2,842	2,882
Coronary & Peripheral Vascular	2,354	2,486	2,774
Cardiovascular	10,772	10,468	11,505
Surgical Innovations	5,438	5,513	5,753
Respiratory, Gastrointestinal, & Renal	3,298	2,839	2,725
Medical Surgical	8,737	8,352	8,478
Cranial & Spinal Technologies	4,288	4,082	4,252
Specialty Therapies	2,307	2,147	2,195
Neuromodulation	1,601	1,497	1,736
Neuroscience	8,195	7,725	8,183
Diabetes	2,413	2,368	2,391
Total	$30,117	$28,913	$30,557

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below includes net sales by market geography and segment for fiscal years 2021, 2020, and 2019:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Cardiovascular	$5,248	$5,062	$5,750	$3,752	$3,519	$3,767	$1,773	$1,887	$1,988
Medical Surgical	3,650	3,532	3,630	3,320	3,169	3,250	1,766	1,651	1,598
Neuroscience	5,456	5,122	5,478	1,724	1,659	1,759	1,015	945	946
Diabetes	1,171	1,204	1,336	1,019	940	855	222	224	200
Total	$15,526	$14,919	$16,194	$9,815	$9,287	$9,631	$4,777	$4,707	$4,732
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
At April 30, 2021, $906 million of rebates were classified as other accrued expenses, and $485 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 24, 2020, $706 million of rebates were classified as other accrued expenses, and $321 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. During fiscal year 2021, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 30, 2021 and April 24, 2020 was $368 million and $303 million, respectively. At April 30, 2021 and April 24, 2020, $276 million and $213 million was included in other accrued expenses, respectively, and $93 million and $90 million was included in other liabilities, respectively. During the fiscal year ended April 30, 2021, the Company recognized $236 million of revenue that was included in deferred revenue as of April 24, 2020.
At April 30, 2021, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $1.3 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
3. Acquisitions
The Company had acquisitions during fiscal years 2021 and 2020 that were accounted for as business combinations. The assets and liabilities of businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of acquisitions during fiscal years 2021 and 2020 was not significant, either individually or in the aggregate, to the consolidated results of the Company. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired.
Fiscal Year 2021
The acquisition date fair value of net assets acquired during fiscal year 2021 was $1.2 billion, consisting of $1.4 billion of assets acquired and $161 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $417 million of technology-based intangible assets and $13 million of customer-related intangible assets with estimated useful lives ranging from 8 to 15 years, and $816 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $253 million of contingent consideration liabilities in connection with business combinations during fiscal year 2021, which are comprised of revenue and regulatory milestone-based payments. Additionally, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities from a recent acquisition. The benefit was recognized in other operating expense, net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020. Purchase price allocation adjustments for fiscal year 2021 business combinations were not significant.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Contingent Consideration
The fair value of contingent consideration at April 30, 2021 and April 24, 2020 was $270 million and $280 million, respectively. At April 30, 2021, $78 million was recorded in other accrued expenses, and $192 million was recorded in other liabilities on the consolidated balance sheets. At April 24, 2020, $112 million was reflected in other accrued expenses, and $168 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2021	2020
Beginning Balance	$280	$222
Purchase price contingent consideration	253	125
Payments	(299)	(34)
Change in fair value	36	(33)
Ending Balance	$270	$280
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

(in millions)	Fair Value at April 30, 2021	Unobservable Input	Range	Weighted Average (1)
		Discount rate	11.2% - 31.6%	17.0%
Revenue and other performance-based payments	$250	Probability of payment	30% - 100%	99.1%
		Projected fiscal year of payment	2022 - 2027	2025
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$20	Probability of payment	100%	100%
		Projected fiscal year of payment	2022 - 2027	2025
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
The Company estimates that, in connection with its Enterprise Excellence restructuring program, it will recognize pre-tax exit and disposal costs and other costs across all segments of approximately $1.6 billion to $1.8 billion, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately 40 percent of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries and benefits for employees supporting the program, including program management and transition teams, and strategic and operational consulting services related to the three objectives of the program discussed above. These charges are recognized

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For fiscal years 2021, 2020 and 2019, the Company recognized net charges of $349 million, $441 million, and $424 million, respectively. For fiscal years 2021, 2020 and 2019, charges included $128 million, $155 million, and $91 million, respectively, recognized within cost of products sold, and $169 million, $168 million, and $118 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.
The following table summarizes the activity related to the Enterprise Excellence restructuring program for fiscal years 2021, 2020, and 2019:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-downs	Other Costs	Total
April 27, 2018	$27	$2	$—	$—	$29
Charges	192	193	17	22	424
Cash payments	(118)	(186)	—	(10)	(314)
Settled non-cash	—	—	(17)	—	(17)
April 26, 2019	101	9	—	12	122
Charges	129	300	24	9	462
Cash payments	(128)	(290)	—	(9)	(427)
Settled non-cash	—	—	(24)	—	(24)
Accrual adjustments(2)	(13)	—	—	(8)	(21)
April 24, 2020	89	19	—	4	112
Charges	66	295	—	4	365
Cash payments	(77)	(296)	—	(5)	(378)
Accrual adjustments(2)	(14)	—	—	(2)	(16)
April 30, 2021	$64	$18	$—	$1	$83
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
The Company estimates that, in connection with its Simplification restructuring program, it will recognize pre-tax exit and disposal costs and other costs across all segments of approximately $400 million to $450 million, the majority of which are expected to be incurred by the end of fiscal year 2022. Approximately three quarters of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses to execute the reorganization of our business into a portfolio-like structure as discussed above. These charges are recognized within restructuring charges, net and selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

For fiscal year 2021, the Company recognized net charges of $268 million, which included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing restructuring charges below, as they are associated with costs that are accounted for under the pension and post-retirement rules. See Note 15 for further discussion on the incremental defined benefit pension and post-retirement expenses. The charges recognized for fiscal year 2021 included $27 million recognized within selling, general, and administrative expense in the consolidated statements of income.
The following table summarizes the activity related to the Simplification restructuring program for fiscal year 2021:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 24, 2020	$—	$—	$—
Charges	147	27	174
Cash payments	(85)	(23)	(108)
Accrual adjustments(2)	(3)	—	(3)
April 30, 2021	$59	$4	$63
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2) Accrual adjustments relate to certain employees identified for termination finding other positions within the Company.
5. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 30, 2021 and April 24, 2020:

	April 30, 2021
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$505	$26	$(3)	$528	$528	$—
Level 2:
Corporate debt securities	4,557	103	(13)	4,647	4,647	—
U.S. government and agency securities	810	—	(7)	804	804	—
Mortgage-backed securities	645	21	(16)	650	650	—
Non-U.S. government and agency securities	31	1	—	33	33	—
Certificates of deposit	19	—	—	19	19
Other asset-backed securities	534	4	(1)	537	537	—
Debt funds	7	—	—	7	7	—
Total Level 2	6,603	129	(36)	6,696	6,696	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,144	$155	$(42)	$7,257	$7,224	$33

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	April 24, 2020
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$542	$47	$—	$589	$589	$—
Level 2:
Corporate debt securities	4,285	66	(90)	4,261	4,261	—
U.S. government and agency securities	746	1	—	747	747	—
Mortgage-backed securities	705	20	(28)	697	697	—
Non-U.S. government and agency securities	34	—	—	34	34	—
Other asset-backed securities	499	1	(20)	480	480	—
Total Level 2	6,269	88	(138)	6,219	6,219	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,847	$135	$(141)	$6,841	$6,808	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at April 30, 2021 and April 24, 2020:

	April 30, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$946	$(10)	$—	$—
Corporate debt securities	1,437	—	3,209	(13)
Mortgage-backed securities	1	—	650	(16)
Other asset-backed securities	6	—	531	(1)
Auction rate securities	—	—	33	(3)
Total	$2,389	$(10)	$4,423	$(32)

	April 24, 2020
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,368	$(2)	$2,893	$(88)
Mortgage-backed securities	35	(1)	663	(27)
Other asset-backed securities	17	—	463	(20)
Auction rate securities	33	(3)	—	—
Total	$1,453	$(6)	$4,019	$(135)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the fiscal years ended April 30, 2021 and April 24, 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Activity related to the Company’s available for sale securities portfolio is as follows:

(in millions)	April 30, 2021	April 24, 2020	April 26, 2019
Proceeds from sales and maturities	$10,420	$9,559	$3,718
Gross realized gains	15	25	18
Gross realized losses	(14)	(22)	(62)
During the fiscal year ended April 30, 2021, the Company had proceeds from maturities of investments classified as held to maturity of $911 million.
The April 30, 2021 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 30, 2021
Due in one year or less	$1,891
Due after one year through five years	2,862
Due after five years through ten years	1,838
Due after ten years	666
Total debt securities	$7,257

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
The following table summarizes the Company's equity and other investments at April 30, 2021 and April 24, 2020, which are classified as other assets in the consolidated balance sheets:

(in millions)	April 30, 2021	April 24, 2020
Investments with readily determinable fair values (marketable equity securities)	$74	$18
Investments without readily determinable fair values	537	391
Equity method and other investments	76	71
Total equity and other investments	$687	$480
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

(in millions)	April 30, 2021	April 24, 2020	April 26, 2019
Proceeds from sales	$13	$15	$964
Gross gains	68	17	134
Gross losses	(3)	(30)	(30)
Recognized impairment losses	(4)	(4)	(45)
During the fiscal year ended April 30, 2021, there were $63 million of net unrealized gains on equity securities and other investments still held at April 30, 2021. During the fiscal year ended April 24, 2020, there were $15 million of net unrealized losses on equity securities and other investments still held at April 24, 2020.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

6. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 30, 2021	April 24, 2020
Bank borrowings	$2	$325
0.000 percent two-year 2019 senior notes	—	1,631
Floating rate two-year 2019 senior notes	—	815
Finance lease obligations	9	5
Current debt obligations	$11	$2,776
Bank Borrowings Outstanding bank borrowings at April 30, 2021 were not significant. Outstanding bank borrowings at April 24, 2020 were short-term advances primarily to non-U.S. subsidiaries under credit agreements with various banks. These bank borrowings consisted primarily of borrowings in Japanese Yen at an interest rate of 0.21%, and were a natural hedge of currency and exchange rate risk.
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
There was no commercial paper outstanding at April 30, 2021 and April 24, 2020 or during fiscal year 2021. During fiscal year 2020, the weighted average original maturity of the commercial paper outstanding was approximately 7 days and the weighted average interest rate was 2.31 percent. The issuance of commercial paper reduces the amount of credit available under the Company's existing credit facility, defined below.
Line of Credit On December 12, 2020, Medtronic Luxco, as borrower, entered into an amendment to its amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, extending the maturity date of the Credit Facility to December 2025.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company could also request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 30, 2021 and April 24, 2020, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The Company is in compliance with all covenants related to the Credit Facility.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Long-term debt consisted of the following:

		April 30, 2021		April 24, 2020
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
3.150 percent seven-year 2015 senior notes	2022	$—	—%	$1,534	3.29%
3.200 percent ten-year 2012 CIFSA senior notes	2023	—	—	650	2.72
2.750 percent ten-year 2013 senior notes	2023	—	—	530	3.25
0.000 percent three-year 2019 senior notes	2023	907	0.08	815	0.09
0.375 percent four-year 2019 senior notes	2023	1,813	0.55	1,631	0.56
0.000 percent two-year 2020 senior notes	2023	1,511	0.12	—	—
2.950 percent ten-year 2013 CIFSA senior notes	2024	—	—	310	2.71
3.625 percent ten-year 2014 senior notes	2024	—	—	432	3.61
3.500 percent ten-year 2015 senior notes	2025	1,890	3.74	2,700	3.74
0.250 percent six-year 2019 senior notes	2026	1,209	0.43	1,087	0.44
0.000 percent five-year 2020 senior notes	2026	1,209	0.22	—	—
1.125 percent eight-year 2019 senior notes	2027	1,813	1.24	1,631	1.25
3.350 percent ten-year 2017 senior notes	2027	368	3.53	368	3.53
0.375 percent eight-year 2020 senior notes	2029	1,209	0.51	—	—
1.625 percent twelve-year 2019 senior notes	2031	1,209	1.74	1,087	1.75
1.000 percent twelve-year 2019 senior notes	2032	1,209	1.05	1,087	1.06
0.750 percent twelve-year 2020 senior notes	2033	1,209	0.81	—	—
4.375 percent twenty-year 2015 senior notes	2035	1,932	4.47	1,932	4.47
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	4.67	253	4.68
2.250 percent twenty-year 2019 senior notes	2039	1,209	2.34	1,087	2.34
6.500 percent thirty-year 2009 senior notes	2039	158	6.56	158	6.56
1.500 percent twenty-year 2019 senior notes	2040	1,209	1.58	1,087	1.58
5.550 percent thirty-year 2010 senior notes	2040	224	5.58	224	5.58
1.375 percent twenty-year 2020 senior notes	2041	1,209	1.46	—	—
4.500 percent thirty-year 2012 senior notes	2042	105	4.54	105	4.54
4.000 percent thirty-year 2013 senior notes	2043	305	4.09	305	4.10
4.625 percent thirty-year 2014 senior notes	2044	127	4.67	127	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,813	4.69	1,813	4.67
1.750 percent thirty-year 2019 senior notes	2050	1,209	1.87	1,087	1.87
1.625 percent thirty-year 2020 senior notes	2051	1,209	1.75	—	—
Bank borrowings	N/A	—	—	55	2.11
Finance lease obligations	2022-2059	62	9.29	45	8.93
Debt discount, net	2022-2051	(75)	—	(15)	—
Deferred financing costs	2022-2051	(125)	—	(104)	—
Long-term debt		$26,378		$22,021

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
In June 2019, Medtronic Luxco issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €5.0 billion, with maturities ranging from fiscal year 2021 to fiscal year 2050, resulting in cash proceeds of approximately $5.6 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the cash tender offer and early redemption of $5.2 billion of Medtronic Inc., CIFSA, and Medtronic Luxco Senior Notes for $5.6 billion of total consideration. The Company recognized a loss on debt extinguishment of $413 million in fiscal year 2020, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income.

In September 2020, Medtronic Luxco issued an additional six tranches of Euro-denominated Senior Notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the early redemption of $4.3 billion of Medtronic Inc. and CIFSA Senior Notes and €1.5 billion of Medtronic Luxco Senior Notes for $6.3 billion of total consideration in October 2020. Additionally, the Company used the proceeds to repay its €750 million floating rate senior notes at maturity in March 2021. The Company recognized a loss on debt extinguishment of $308 million in fiscal year 2021, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income.

The Euro-denominated debt issued in June 2019 and September 2020 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 7 for additional information regarding the net investment hedge.

Term Loan Agreements On May 12, 2020, Medtronic Luxco entered into a term loan agreement (Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Loan Agreement provided an unsecured term loan in an aggregate principal amount of up to ¥300 billion, with a term of six months and the option to extend for an additional six months at Medtronic Luxco’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. The Japanese Yen-denominated debt was designated as a net investment hedge of certain of our Japanese operations. Borrowings under the Loan Agreement carried interest at the TIBOR Rate (as defined in the Loan Agreement) plus a margin of 0.50% per annum. Medtronic plc and Medtronic, Inc. guaranteed the obligations of Medtronic Luxco under the Loan Agreement. On November 12, 2020, the Company exercised its option to extend the term loan for an additional six months. During the fourth quarter of fiscal year 2021, the Company de-designated the Yen-denominated debt as a net investment hedge and repaid the term loan in full, including interest.
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs and debt discount, net, are as follows:

(in millions)
2022	$11
2023	4,237
2024	6
2025	1,895
2026	2,423
Thereafter	18,016
Total	$26,588

Financial Instruments Not Measured at Fair Value
At April 30, 2021, the estimated fair value of the Company’s Senior Notes was $28.6 billion compared to a principal value of $26.5 billion. At April 24, 2020 the estimated fair value was $27.1 billion compared to a principal value of $24.5 billion. There was no commercial paper outstanding during fiscal year 2021. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

7. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $14.7 billion and $11.9 billion at April 30, 2021 and April 24, 2020, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at April 30, 2021 and April 24, 2020 was $5.7 billion and $4.9 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at April 30, 2021 and April 24, 2020 was $243 million and $181 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating activities or financing activities, depending on the nature of the underlying hedged item, in the consolidated statements of cash flows.
The amounts and classification of the (gains) losses in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for fiscal years 2021, 2020, and 2019 were as follows:

		Fiscal Year
(in millions)	Classification	2021	2020	2019
Currency exchange rate contracts	Other operating expense, net	$247	$(133)	$(218)
Total return swaps	Other operating expense, net	(81)	7	(18)
Total		$166	$(126)	$(236)
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 30, 2021 and April 24, 2020 was $9.0 billion and $7.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net or cost of products sold in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during fiscal years 2021, 2020, or 2019.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The amount of the (gains) losses recognized in accumulated other comprehensive loss (AOCI) related to currency exchange rate contract derivative instruments designated as cash flow hedges for fiscal years 2021, 2020, and 2019 were as follows:

	Fiscal Year
(in millions)	2021	2020	2019
Currency exchange rate contracts	$627	$(397)	$(615)
The amount of the (gains) losses recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for fiscal years 2021, 2020, and 2019 were as follows:

	Fiscal Year
	2021		2020		2019
(in millions)	Other operating expense, net	Cost of products sold	Other operating expense, net	Cost of products sold	Other operating expense, net	Cost of products sold
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$315	$10,483	$71	$9,424	$258	$9,155

Currency exchange rate contracts designated as cash flow hedges:
Amount of (gain) loss reclassified from AOCI into income	(17)	15	(335)	—	(108)	—
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For fiscal years 2021, 2020, and 2019, the reclassifications of net (gains) losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.
At April 30, 2021 and April 24, 2020, the Company had $253 million in after-tax unrealized losses and $266 million in after-tax net unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $146 million of after-tax net unrealized losses at April 30, 2021 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At April 30, 2021, the Company had €16.0 billion, or $19.3 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, which will mature in fiscal years 2023 through fiscal year 2051.
In February 2021, the Company de-designated ¥300 billion of outstanding Yen-denominated debt previously designated as a net investment hedge and concurrently entered into freestanding forward derivative contracts with a total notional value of ¥300 billion, or approximately $2.9 billion. These forward contracts were not designated as hedges. The Company used the proceeds from these forward derivative contracts to repay the ¥300 billion of Yen-denominated debt in conjunction with the maturity of these forward contracts in March and April of 2021.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
At April 30, 2021 and April 24, 2020, the Company had $1.5 billion in after-tax unrealized losses, and $236 million in after-tax unrealized gains associated with net investment hedges recorded in accumulated other comprehensive loss, respectively. The Company does not expect any of the after-tax unrealized losses at April 30, 2021 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during fiscal years 2021, 2020, or 2019 on instruments that no longer qualify as net investment hedges.
The amount and classifications of the (gains) losses recognized in the consolidated statements of income for the portion of the net investment hedges excluded from the measurement of hedge effectiveness were as follows:

		Fiscal Year
(in millions)	Classification	2021	2020	2019
Net investment hedges	Other operating expense, net	$—	$(9)	$(12)
The amount of the (gains) losses recognized in AOCI related to instruments designated as net investment hedges for fiscal year 2021, 2020, or 2019 were as follows:

	Fiscal Year
(in millions)	2021	2020	2019
Net investment hedges	$(1,694)	$(405)	$(88)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 30, 2021 and April 24, 2020. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	April 30, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$49	Other accrued expenses	$190
Currency exchange rate contracts	Other assets	22	Other liabilities	94
Total derivatives designated as hedging instruments		70		285
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	14	Other accrued expenses	11
Total return swaps	Other current assets	18	Other accrued expenses	—
Total derivatives not designated as hedging instruments		32		11
Total derivatives		$102		$296

	April 24, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$271	Other accrued expenses	$2
Currency exchange rate contracts	Other assets	103	Other liabilities	2
Total derivatives designated as hedging instruments		374		4
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	25	Other accrued expenses	13
Total return swaps	Other current assets	—	Other accrued expenses	25
Cross-currency interest rate contracts	Other current assets	3	Other accrued expenses	—
Total derivatives not designated as hedging instruments		28		38
Total derivatives		$402		$42

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2021		April 24, 2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$85	$18	$399	$3
Derivative liabilities	296	—	17	25
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

	April 30, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$85	$(83)	$—	$1
Total return swaps	18	—	—	18
	102	(83)	—	19
Derivative liabilities:
Currency exchange rate contracts	(296)	83	46	(167)
Total	$193	$—	$46	$(148)

	April 24, 2020
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$399	$(17)	$(48)	$334
Cross-currency interest rate contracts	3	—	—	3
	402	(17)	(48)	337
Derivative liabilities:
Currency exchange rate contracts	(17)	17	—	—
Total return swaps	(25)	—	—	(25)
	(42)	17	—	(25)
Total	$360	$—	$(48)	$312
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
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 30, 2021, the Company posted net cash collateral of $46 million to its counterparties. As of April 24, 2020, the Company received net cash collateral of $48 million from its counterparties. Cash collateral posted is recorded as a reduction in cash and cash equivalents, with the offset recorded

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

as an increase in other current assets in the consolidated balance sheets. Cash collateral received is recorded as an increase in cash and cash equivalents with the offset recorded in other accrued expenses in the consolidated balance sheets.
8. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	April 30, 2021	April 24, 2020
Finished goods	$2,906	$2,874
Work-in-process	611	608
Raw materials	796	747
Total	$4,313	$4,229

9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 26, 2019	$6,854	$20,381	$10,821	$1,903	$39,959
Goodwill as a result of acquisitions	19	227	71	16	333
Purchase accounting adjustments	7	2	120	(5)	124
Currency translation and other	(49)	(434)	(92)	—	(575)
April 24, 2020	6,831	20,176	10,920	1,914	39,841
Goodwill as a result of acquisitions	248	12	210	346	816
Purchase accounting adjustments	(2)	(5)	3	(4)	(8)
Currency translation and other	132	1,012	167	1	1,312
April 30, 2021	$7,209	$21,195	$11,300	$2,257	$41,961
The Company did not recognize any goodwill impairments during fiscal years 2021, 2020, or 2019.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 30, 2021		April 24, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$17,036	$(6,058)	$16,963	$(5,065)
Purchased technology and patents	11,286	(5,156)	10,742	(4,354)
Trademarks and tradenames	475	(251)	464	(232)
Other	82	(68)	75	(53)
Total	$28,879	$(11,533)	$28,244	$(9,704)
Indefinite-lived:
IPR&D	$394	$—	$523	$—
During fiscal year 2021, the Company recognized $30 million of definite-lived intangible asset charges in connection with the abandonment of certain intangible assets within the Neuroscience segment. During fiscal year 2020, the Company recognized $37 million of definite-lived intangible asset charges, including $33 million and $4 million recognized in connection with

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

business exits in the Neuroscience and Cardiovascular segments, respectively. During fiscal year 2019, the Company recognized $87 million of definite-lived intangible asset charges, including $61 million and $26 million recognized in connection with business exits in the Cardiovascular and Neuroscience segments, respectively. Definite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income.
During fiscal year 2021, the Company recognized $45 million of indefinite-lived intangible asset charges related to the abandonment of certain IPR&D projects in the Neuroscience segment. During fiscal year 2020, the Company recognized $35 million of indefinite-lived intangible asset charges, including $25 million relating to a partial impairment of an IPR&D project within the Neuroscience segment and $10 million in connection with the discontinuation of an IPR&D project within the Cardiovascular segment. During fiscal year 2019, the Company recognized $30 million of indefinite-lived intangible asset charges, including $11 million in connection with a business exit in the Neuroscience segment, and $10 million and $9 million in connection with the discontinuation of certain IPR&D projects within the Medical Surgical and Cardiovascular segments, respectively. Indefinite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization
Intangible asset amortization expense was $1.8 billion for fiscal years 2021, 2020 and 2019. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 30, 2021, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2022	$1,758
2023	1,693
2024	1,662
2025	1,635
2026	1,623

10. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 30, 2021	April 24, 2020	Estimated Useful Lives (in years)
Equipment	$6,308	$5,859	Generally 2-7, up to 15
Computer software	2,346	2,131	Up to 5
Land and land improvements	178	175	Up to 20
Buildings and leasehold improvements	2,370	2,277	Up to 40
Construction in progress	1,498	1,202	—
Property, plant, and equipment	12,700	11,644
Less: Accumulated depreciation	(7,479)	(6,816)
Property, plant, and equipment, net	$5,221	$4,828
Depreciation expense of $919 million, $907 million, and $895 million was recognized in fiscal years 2021, 2020, and 2019, respectively.
11. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 30, 2021, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 30, 2021, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. At April 30, 2021, 1,872 A Preferred Shares were outstanding. The holders of A Preferred Shares are entitled to payment of dividends prior to any other class of shares in the Company equal to twice the dividend to be paid per Company ordinary share. On a return of assets, whether on liquidation or otherwise, the A Preferred Shares are entitled to repayment of the capital paid up thereon in priority to any repayment of capital to the holders of any other shares and the holders of the A Preferred Shares shall not be entitled to any further participation in the assets or profits of the Company. The holders of the A Preferred Shares are not entitled to receive notice of, nor to attend, speak, or vote at any general meeting of the Company.
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
Ordinary Share Repurchase Program Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2021 and 2020, the Company repurchased approximately 4 million and 12 million shares, respectively, at an average price of $126.80 and $106.22, respectively.
In March 2019, the Company's Board of Directors authorized $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. At April 30, 2021, the Company had used $608 million of the $6.0 billion authorized under the repurchase program, leaving approximately $5.4 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are cancelled.
12. Stock Purchase and Award Plans
In fiscal year 2021, the Company granted stock awards under the Medtronic plc 2013 Plan (2013 Plan). The 2013 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 30, 2021, there were approximately 26 million shares available for future grants under the 2013 Plan.
Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, performance share units, and employee stock purchase plan (ESPP) in fiscal years 2021, 2020, and 2019:

	Fiscal Year
(in millions)	2021	2020	2019
Stock options	$72	$61	$72
Restricted stock	185	205	189
Performance share units	49	—	—
Employee stock purchase plan	38	31	29
Total stock-based compensation expense	$344	$297	$290

Cost of products sold	$35	$28	$30
Research and development expense	38	36	36
Selling, general, and administrative expense	272	233	224
Total stock-based compensation expense	344	297	290
Income tax benefits	(59)	(51)	(54)
Total stock-based compensation expense, net of tax	$285	$246	$236

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Stock Options Options are granted at the exercise price, which is equal to the closing price of the Company’s ordinary shares on the grant date. The majority of the Company’s options are non-qualified options with a 10-year life and a 4-year ratable vesting term. The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options at the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2021	2020	2019
Weighted average fair value of options granted	$16.15	$15.49	$14.77
Assumptions used:
Expected life (years)	6.0	6.1	6.1
Risk-free interest rate	0.33%	1.88%	2.90%
Volatility	24.17%	17.97%	17.77%
Dividend yield	2.36%	2.09%	2.25%
The following table summarizes stock option activity during fiscal year 2021:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 24, 2020	27,068	$78.70
Granted	6,182	98.16
Exercised	(4,370)	66.91
Expired/Forfeited	(908)	95.54
Outstanding at April 30, 2021	27,972	84.38	5.7	$1,302
Expected to vest at April 30, 2021	9,184	97.01	8.5	311
Exercisable at April 30, 2021	18,149	77.48	4.2	970
The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised, and the related tax benefit during fiscal years 2021, 2020, and 2019:

	Fiscal Year
(in millions)	2021	2020	2019
Cash proceeds from options exercised	$277	$484	$825
Intrinsic value of options exercised	205	349	383
Tax benefit related to options exercised	47	75	78
Unrecognized compensation expense related to outstanding stock options at April 30, 2021 was $76 million and is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Restricted stock units are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The expense recognized for restricted stock units is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. Beginning in fiscal year 2018, restricted stock units have a 4-year ratable vesting term. Restricted stock units issued prior to fiscal year 2018 cliff vest after four years. The Company also grants shares of performance-based restricted stock units that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

probability of achieving the performance objectives. Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period.
The following table summarizes restricted stock activity during fiscal year 2021:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 24, 2020	7,625	$92.52
Granted	2,193	99.48
Vested	(3,228)	86.89
Forfeited	(610)	95.79
Nonvested at April 30, 2021	5,980	97.66
The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2021, 2020, and 2019:

	Fiscal Year
(in millions, except per share data)	2021	2020	2019
Weighted-average grant-date fair value per restricted stock	$99.48	$103.52	$88.78
Fair value of restricted stock vested	280	242	174
Tax benefit related to restricted stock vested	65	62	45
Unrecognized compensation expense related to restricted stock as of April 30, 2021 was $316 million and is expected to be recognized over a weighted average period of 2.4 years.
Performance Share Units Beginning in fiscal year 2021, the Company granted performance share units to officers and key employees. Performance share units typically cliff vest after three years. The awards include three metrics: relative total shareholder return (rTSR), revenue growth, and return on investor capital (ROIC). rTSR is considered a market condition metric, and the expense is determined at the grant date and will not be adjusted even if the market condition is not met. Revenue growth and ROIC are considered performance metrics, and the expense is recorded over the performance period, which will be reassessed each reporting period based on the probability of achieving the various performance conditions. The number of shares earned at the end of the three-year period will vary, based on only actual performance, from 0% to 200% of the target number of performance share units granted. Performance share units are subject to forfeiture if employment terminates prior to the lapse of the restrictions. Performance share units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on performance share units for each component of the award during the vesting period.
The Company calculates the fair value of the performance share units for each component individually. The fair value of the rTSR metric will be determined using the Monte Carlo valuation model. The fair value of the revenue growth and ROIC metrics are equal to the closing stock price on the grant date.
The following table summarizes performance share unit activity during fiscal year 2021:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 24, 2020	—	$—
Granted	854	129.04
Forfeited	(25)	128.51
Nonvested at April 30, 2021	828	129.05

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average grant date fair value of performance share units granted, total fair value of performance share units vested and related tax benefit during fiscal year 2021:

Fiscal Year
(in millions, except per share data)	2021
Weighted-average grant-date fair value per performance share units	$129.04
Fair value of performance share units vested	—
Tax benefit related to performance share units vested	—
Unrecognized compensation expense related to performance share units as of April 30, 2021 was $57 million and is expected to be recognized over a weighted average period of 2.2 years.
Employees Stock Purchase Plan The Medtronic plc Amended and Restated 2014 Employees Stock Purchase Plan allows participating employees to purchase the Company's ordinary shares at a discount through payroll deductions. The expense recognized for shares purchased under the Company’s ESPP is equal to the 15 percent discount the employee receives. Employees purchased 2 million shares at an average price of $90.16 per share in fiscal year 2021. At April 30, 2021, approximately 9 million ordinary shares were available for future purchase under the ESPP.
13. Income Taxes
The income tax provision (benefit) is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2021	2020	2019
U.S.	$(358)	$466	$877
International	4,253	3,589	4,320
Income before income taxes	$3,895	$4,055	$5,197
The income tax provision (benefit) consists of the following:

	Fiscal Year
(in millions)	2021	2020	2019
Current tax expense:
U.S.	$287	$151	$579
International	439	375	406
Total current tax expense	726	526	985
Deferred tax (benefit) expense:
U.S.	(625)	(138)	(310)
International	165	(1,139)	(128)
Net deferred tax benefit	(461)	(1,277)	(438)
Income tax provision (benefit)	$265	$(751)	$547

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 30, 2021	April 24, 2020
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$6,114	$6,432
Capitalization of research and development	408	—
Other accrued liabilities	442	390
Accrued compensation	411	285
Pension and post-retirement benefits	234	350
Stock-based compensation	132	136
Inventory	164	191
Lease obligations	106	101
Federal and state benefit on uncertain tax positions	55	96
Interest limitation	352	266
Other	336	308
Gross deferred tax assets	8,754	8,555
Valuation allowance	(5,822)	(5,482)
Total deferred tax assets	2,932	3,073
Deferred tax liabilities:
Intangible assets	(320)	(1,017)
Realized loss on derivative financial instruments	(75)	(65)
Right of use leases	(102)	(97)
Unrealized gain on available-for-sale securities and derivative financial instruments	(16)	(12)
Accumulated depreciation	(151)	(87)
Outside basis difference of subsidiaries	(101)	(77)
Other	(81)	(110)
Total deferred tax liabilities	(846)	(1,465)
Prepaid income taxes	458	449
Income tax receivables	353	381
Tax assets, net	$2,897	$2,438
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$756	$780
Tax assets	3,169	2,832
Deferred tax liabilities	(1,028)	(1,174)
Tax assets, net	$2,897	$2,438

No deferred taxes have been provided on the approximately $74.2 billion and $69.9 billion of undistributed earnings of the Company’s subsidiaries at April 30, 2021 and April 24, 2020, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.

At April 30, 2021, the Company had approximately $25.2 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $20.2 billion have no expiration, and the remaining $5.0 billion will expire during fiscal years 2022 through 2041. Included in these net operating loss carryforwards are $18.5 billion of net operating losses related to a subsidiary of the Company, substantially all of which were recorded in fiscal year 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

losses, as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S. net operating loss carryforwards of $6.7 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 30, 2021, the Company had $361 million of U.S. federal net operating loss carryforwards, of which $81 million have no expiration. The remaining loss carryforwards will expire during fiscal years 2022 through 2038. For U.S. state purposes, the Company had $1.4 billion of net operating loss carryforwards at April 30, 2021, $57 million of which have no expiration. The remaining U.S. state loss carryforwards will expire during fiscal years 2022 through 2041.
At April 30, 2021, the Company also had $270 million of tax credits available to reduce future income taxes payable, of which $107 million have no expiration. The remaining credits will expire during fiscal years 2022 through 2041.

The Company has established valuation allowances of $5.8 billion and $5.5 billion at April 30, 2021 and April 24, 2020, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2021 is primarily related to the generation of certain net operating losses and the effects of currency fluctuations. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	(1.1)	0.5	0.9
Research and development credit	(2.3)	(2.1)	(1.2)
Puerto Rico Excise Tax	(2.0)	(1.5)	(1.6)
International	(12.6)	(10.0)	(10.7)
U.S. Tax Reform	—	—	0.2
Stock based compensation	(0.8)	(1.5)	(1.0)
Other, net	0.9	0.4	(0.5)
Interest on uncertain tax positions	0.9	1.3	0.9
Base Erosion Anti-Abuse Tax	0.5	2.6	0.1
Foreign Derived Intangible Income Benefit	(1.9)	(1.2)	(0.6)
Divestiture-related	—	—	(0.4)
Certain tax adjustments	(1.0)	(30.8)	(0.6)
Legal entity restructuring	1.8	—	—
U.S. tax on foreign earnings	3.4	2.8	4.0
Effective tax rate	6.8%	(18.5)%	10.5%

During fiscal year 2021, the net benefit from certain tax adjustments of $41 million, recognized in income tax provision (benefit) in the consolidated statements of income, included the following:
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
•A net cost of $73 million related to a tax basis adjustment of previously established deferred tax assets from intercompany intellectual property transactions. The cumulative amount of deferred tax benefit previously recognized from intercompany intellectual property transactions and recorded as Certain Tax Adjustments is $1.5 billion. The corresponding deferred tax assets will be amortized over a period of approximately 20 years.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

•A cost of $50 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A net cost of $25 million associated with an internal restructuring and intercompany sale of assets.
•A benefit of $83 million related to the capitalization of certain research and development costs for U.S. income tax purposes and the establishment of a deferred tax asset at the U.S. federal statutory tax rate.
During fiscal year 2020, the net benefit from certain tax adjustments of $1.2 billion, recognized in income tax provision (benefit) in the consolidated statements of income, included the following:
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
•A benefit of $252 million related to tax legislative changes in Switzerland, which abolished certain preferential tax regimes the Company benefited from and replaced them with a new set of internationally accepted measures. The legislation provided for higher effective tax rates but allowed for a transitional period whereby an amortizable asset was created for Swiss federal income tax purposes that will be amortized and deducted over a 10-year period.
•A benefit of $658 million related to the release of a valuation allowance previously recorded against certain net operating losses. Luxembourg enacted tax legislation during the year requiring the Company to reassess the realizability of certain net operating losses. The Company evaluated both the positive and negative evidence and released valuation allowance equal to the expected benefit from the utilization of certain net operating losses in connection with a planned intercompany sale of intellectual property.
•A benefit of $269 million associated with the intercompany sale of intellectual property and the establishment of a deferred tax asset.
During fiscal year 2019, the net benefit from certain tax adjustments of $40 million, recognized in income tax provision (benefit) in the consolidated statements of income, included the following:
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
Currently, the Company’s operations in Puerto Rico, Singapore, Dominican Republic, Costa Rica, and China have various tax holidays and tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings by $301 million, $231 million, and $437 million in fiscal years 2021, 2020, and 2019, respectively, and diluted earnings per share by $0.22, $0.17, and $0.32 in fiscal years 2021, 2020, and 2019, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2022 and 2030. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. The tax incentive grants which expired during fiscal year 2021 did not have a material impact on the Company's consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $1.7 billion, $1.9 billion, and $1.8 billion of gross unrecognized tax benefits at April 30, 2021, April 24, 2020, and April 26, 2019, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2021, 2020, and 2019 is as follows:

	Fiscal Year
(in millions)	2021	2020	2019
Gross unrecognized tax benefits at beginning of fiscal year	$1,862	$1,836	$1,727
Gross increases:
Prior year tax positions	88	12	34
Current year tax positions	62	55	109
Gross decreases:
Prior year tax positions	(106)	(9)	(14)
Settlements	(216)	(5)	—
Statute of limitation lapses	(21)	(27)	(20)
Gross unrecognized tax benefits at end of fiscal year	1,668	1,862	1,836
Cash advance paid to taxing authorities	(859)	(859)	(859)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$809	$1,003	$977

If all of the Company’s unrecognized tax benefits at April 30, 2021, April 24, 2020, and April 26, 2019 were recognized, $1.6 billion, $1.8 billion, and $1.8 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $809 million as a noncurrent liability. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions excluding interest, could decrease by as much as $14 million, net as a result of statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in income tax provision (benefit) in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $99 million, $225 million, and $172 million of accrued gross interest and penalties at April 30, 2021, April 24, 2020, and April 26, 2019, respectively. During fiscal years 2021, 2020, and 2019, the Company recognized gross interest income of $44 million, expense of $53 million, and expense of $48 million, respectively, in income tax provision (benefit) in the consolidated statements of income.
The Company reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or other tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and that it has meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	2005
Australia	2016
Brazil	2016
Canada	2013
China	2015
Costa Rica	2017
Dominican Republic	2018
France	2016
Germany	2014
India	2002
Ireland	2012
Israel	2010
Italy	2005
Japan	2017
Korea	2017
Luxembourg	2015
Mexico	2007
Puerto Rico	2011
Singapore	2016
Switzerland	2010
United Kingdom	2017
See Note 18 for additional information regarding the status of current tax audits and proceedings.
14. Earnings Per Share
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2021	2020	2019
Numerator:
Net income attributable to ordinary shareholders	$3,606	$4,789	$4,631
Denominator:
Basic – weighted average shares outstanding	1,344.9	1,340.7	1,346.4
Effect of dilutive securities:
Employee stock options	6.6	7.2	7.6
Employee restricted stock units	2.1	2.8	3.2
Other	0.5	0.4	0.3
Diluted – weighted average shares outstanding	1,354.0	1,351.1	1,357.5

Basic earnings per share	$2.68	$3.57	$3.44
Diluted earnings per share	$2.66	$3.54	$3.41
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 4 million, 4 million, and 7 million ordinary shares in fiscal years 2021, 2020, and 2019, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net expense related to these plans was $668 million, $467 million, and $539 million in fiscal years 2021, 2020, and 2019, respectively.
In the U.S., the Company maintain qualified pension plans designed to provide guaranteed minimum retirement benefits to all eligible U.S. participants. Pension coverage for non-U.S. employees is provided, to the extent deemed appropriate, through separate plans. In addition to the benefits provided under the qualified pension plan, retirement benefits associated with wages in excess of the IRS allowable limits are provided to certain employees under a non-qualified plan. U.S. and Puerto Rico employees are also eligible to receive a medical benefit component, in addition to normal retirement benefits, through the Company’s post-retirement benefits.
At April 30, 2021 and April 24, 2020, the net underfunded status of the Company’s benefit plans was $705 million and $1.4 billion, respectively.
During fiscal year 2021, as part of the Simplification restructuring program, the Company offered certain eligible U.S. employees voluntary early retirement packages, resulting in incremental expense of $97 million recognized. Of this amount, $73 million related to U.S. pension benefits, $11 million related to defined contribution plans, $11 million related to U.S. post-retirement benefits, and $2 million related to cash payments and administrative fees. See Note 4 for additional information on the Simplification restructuring program.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2021	2020	2021	2020
Accumulated benefit obligation at end of year:	$3,786	$3,440	$2,035	$1,785
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,723	$3,404	$2,024	$1,832
Service cost	106	106	70	59
Interest cost	109	126	28	28
Employee contributions	—	—	12	11
Plan curtailments and settlements	—	(94)	(4)	(2)
Actuarial loss(1)	99	300	6	180
Benefits paid	(129)	(111)	(41)	(55)
Special termination benefits	73	—	—	—
Currency exchange rate changes and other	—	(8)	200	(29)
Projected benefit obligation at end of year	$3,979	$3,723	$2,294	$2,024
Change in plan assets:
Fair value of plan assets at beginning of year	$2,982	$2,728	$1,404	$1,409
Actual return on plan assets	715	(72)	232	2
Employer contributions	95	444	149	54
Employee contributions	—	—	12	11
Plan settlements	—	—	(4)	(2)
Benefits paid	(129)	(111)	(41)	(55)
Currency exchange rate changes and other	—	(7)	149	(15)
Fair value of plan assets at end of year	$3,660	$2,982	$1,900	$1,404
Funded status at end of year:
Fair value of plan assets	$3,660	$2,982	$1,900	$1,404
Benefit obligations	3,979	3,723	2,294	2,024
Underfunded status of the plans	(319)	(741)	(394)	(620)
Recognized liability	$(319)	$(741)	$(394)	$(620)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$110	$—	$48	$7
Current liabilities	(20)	(17)	(6)	(6)
Non-current liabilities	(408)	(724)	(436)	(621)
Recognized liability	$(319)	$(741)	$(394)	$(620)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$1	$(6)	$7
Net actuarial loss	1,220	1,662	530	663
Ending balance	$1,220	$1,663	$524	$670
(1)Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). The actuarial losses in fiscal years 2021 and 2020 were primarily related to decreases in discount rates.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 30, 2021 and April 24, 2020. U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2021	2020
Accumulated benefit obligation	$5,089	$5,105
Projected benefit obligation	5,198	5,252
Plan assets at fair value	4,561	4,074
U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2021	2020
Projected benefit obligation	$5,921	$5,700
Plan assets at fair value	5,159	4,331
The net periodic benefit cost of the plans includes the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$106	$106	$109	$70	$59	$59
Interest cost	109	126	129	28	28	30
Expected return on plan assets	(242)	(225)	(215)	(59)	(58)	(57)
Amortization of prior service cost	1	1	1	(1)	(1)	(1)
Amortization of net actuarial loss	69	56	76	25	14	12
Settlement loss (gain)	—	—	—	1	—	(2)
Special termination benefits	73	—	—	—	—	—
Net periodic benefit cost	$115	$64	$100	$64	$42	$41

The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive loss for fiscal year 2021 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial gain	$(373)	$(168)
Amortization of prior service cost	(1)	1
Amortization and settlement recognition of actuarial loss	(69)	(26)
Effect of exchange rates	—	61
Total recognized in accumulated other comprehensive loss	$(443)	$(132)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(328)	$(67)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2021	2020	2019	2021	2020	2019
Critical assumptions – projected benefit obligation:
Discount rate	2.80% - 3.50%	3.10% - 3.70%	3.90% - 4.20%	0.30% - 13.30%	0.30% - 13.30%	0.40% - 13.90%
Rate of compensation increase	4.83%	3.90%	3.90%	2.90%	2.91%	2.87%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	3.10% - 3.70%	3.90% - 4.30%	4.20% - 4.30%	0.30% - 13.90%	0.40% - 13.90%	0.50% - 11.00%
Discount rate – service cost	2.60% - 3.90%	3.70% - 4.00%	4.10% - 4.40%	0.30% - 13.90%	0.40% - 13.90%	0.50% - 11.00%
Discount rate – interest cost	2.80% - 3.20%	3.50% - 4.30%	4.00% - 4.10%	0.30% - 13.90%	0.40% - 13.90%	0.50% - 11.00%
Expected return on plan assets	7.50%	7.90%	7.90%	3.78%	4.19%	4.23%
Rate of compensation increase	3.90%	3.90%	3.90%	2.91%	2.87%	2.88%
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
Retirement Benefit Plan Investment Strategy The Company sponsors trusts that hold the assets for U.S. pension plans and other U.S. post-retirement benefit plans, primarily retiree medical benefits. For investment purposes, the Medtronic U.S. pension and other U.S. post-retirement benefit plans employ similar investment strategies with different asset allocation targets.
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
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 30, 2021 for the plans are 40% equity securities, 31% debt securities, and 29% other.
The plans did not hold any investments in the Company’s ordinary shares at April 30, 2021 or April 24, 2020.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 30, 2021, compared to the U.S. plans actual asset allocations at April 30, 2021 and April 24, 2020 by asset category, are as follows:

U.S. Plans
	Target Allocation	Actual Allocation
	April 30, 2021	April 30, 2021	April 24, 2020
Asset Category:
Equity securities	34%	39%	39%
Debt securities	51	32	27
Other	15	29	34
Total	100%	100%	100%

Strong performance on equity securities during the fiscal year resulted in asset allocations different than targets. Management expects to move the allocations closer to target over the intermediate term.
Retirement Benefit Plan Asset Fair Values The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value:
Short-term investments: Valued at the closing price reported in the active markets in which the individual security is traded.
Mutual funds: Comprised of investments in equity and fixed income securities held in pooled investment vehicles. The valuations of mutual funds are based on the respective net asset values which are determined by the fund daily at market close. The net asset values are calculated based on the valuation of the underlying assets which are determined using observable inputs. The net asset values are publicly reported.
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
Partnership units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments may be redeemed monthly with notice periods ranging from 45 to 95 days. At April 30, 2021, there are no funds in the process of liquidation. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments at April 30, 2021 is $171 million, and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. At April 30, 2021, there are no real estate investments in the process of liquidation. Valuation procedures are utilized to arrive at fair value if a quoted market price is not available for a partnership investment.
Registered investment companies: Valued at net asset values which are not publicly reported. The net asset values are calculated based on the valuation of the underlying assets. The underlying assets are valued at the quoted market prices of shares held by the plan at year-end in the active market on which the individual securities are traded.
Insurance contracts: Comprised of investments in collective (group) insurance contracts, consisting of individual insurance policies. The policyholder is the employer, and each member is the owner/beneficiary of their individual insurance policy. These policies are a part of the insurance company’s general portfolio and participate in the insurer’s profit-sharing policy on an excess yield basis.

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
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 30, 2021 and April 24, 2020.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 30, 2021	Level 1	Level 2	Level 3
Short-term investments	$232	$232	$—	$—	$—
Mutual funds	99	99	—	—	—
Equity commingled trusts	1,420	—	—	—	1,420
Fixed income commingled trusts	1,050	—	—	—	1,050
Partnership units	860	—	—	860	—
	$3,660	$331	$—	$860	$2,470

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 24, 2020	Level 1	Level 2	Level 3
Short-term investments	$548	$548	$—	$—	$—
Equity commingled trusts	1,204	—	—	—	1,204
Fixed income commingled trusts	605	—	—	—	605
Partnership units	625	—	—	625	—
	$2,982	$548	$—	$625	$1,809

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Partnership Units
April 26, 2019	$629
Total unrealized losses, net	(45)
Purchases and sales, net	41
April 24, 2020	625
Total realized gains, net	8
Total unrealized gains, net	89
Purchases and sales, net	139
April 30, 2021	$860

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 30, 2021	Level 1	Level 2	Level 3
Registered investment companies	$1,850	$—	$—	$—	$1,850
Insurance contracts	49	—	—	49	—
	$1,900	$—	$—	$49	$1,850

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 24, 2020	Level 1	Level 2	Level 3
Registered investment companies	$1,361	$—	$—	$—	$1,361
Insurance contracts	43	—	—	43	—
	$1,404	$—	$—	$43	$1,361

The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts
April 26, 2019	$41
Total unrealized gains, net	2
Purchases and sales, net	1
Currency exchange rate changes	(1)
April 24, 2020	43
Total unrealized gains, net	2
Purchases and sales, net	1
Currency exchange rate changes	4
April 30, 2021	$49
There were no transfers into or out of Level 3 for both the U.S. and non-US pension plans during the fiscal years ended April 30, 2021 and April 24, 2020.
Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2021, the Company made discretionary contributions of approximately $95 million to the U.S. pension plan. Internationally, the Company contributed approximately $149 million for pension benefits during fiscal year 2021. The Company anticipates that it will make contributions of $20 million and $78 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2022. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2022 contributions will be discretionary. The Company believes that pension assets, returns on invested pension assets, and Company contributions will be able to meet its pension and other post-retirement obligations in the future.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2022	$135	$62
2023	145	63
2024	157	62
2025	170	67
2026	182	67
2027 – 2031	1,068	395
Total	$1,856	$717
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $6 million, $15 million, and $17 million in fiscal years 2021, 2020, and 2019, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $337 million and $339 million at April 30, 2021 and April 24, 2020, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $345 million and $296 million at April 30, 2021 and April 24, 2020, respectively. The post-retirement benefit plan assets at both April 30, 2021 and April 24, 2020 primarily comprised of equity and fixed commingled trusts, consistent with the U.S. retirement benefit plan assets outlined in the fair value leveling tables above.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance. Expense recognized under these plans was $495 million, $376 million, and $415 million in fiscal years 2021, 2020, and 2019, respectively.
Effective May 1, 2005, the Company froze participation in the original defined benefit pension plan in the U.S. and implemented two new plans: an additional defined benefit pension plan, the Personal Pension Account (PPA), and a new defined contribution plan, the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 but before January 1, 2016 had the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return, which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $50 million, $52 million, and $54 million in fiscal years 2021, 2020, and 2019, respectively.
Effective January 1, 2016, the Company froze participation in the existing defined benefit (PPA) and contribution (PIA) pension plans in the U.S. and implemented a new form of benefit under the existing defined contribution plan for legacy Covidien employees and employees in the U.S. hired on or after January 1, 2016 or rehired after July 1, 2020. Participants in the Medtronic Core Contribution (MCC) also receive an annual allocation of their salary and bonus and are allowed to determine how to invest their funds among identified fund alternatives. The defined contribution cost associated with the MCC was approximately $73 million, $66 million, and $58 million and in fiscal years 2021, 2020, and 2019, respectively.
16. Leases
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for fiscal year 2021 and 2020 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases were not material to the consolidated financial statements at April 30, 2021 or April 24, 2020 or for fiscal year 2021 or 2020. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at April 30, 2021 and April 24, 2020:

(in millions)	Balance Sheet Classification	April 30, 2021	April 24, 2020
Right-of-use assets	Other assets	$998	$927
Current liability	Other accrued expenses	186	171
Non-current liability	Other liabilities	829	774
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 30, 2021 and April 24, 2020:

	April 30, 2021	April 24, 2020
Weighted-average remaining lease term	7.5 years	7.2 years
Weighted-average discount rate	2.3%	3.0%
The following table summarizes the components of total operating lease cost for fiscal year 2021 and 2020:

	Fiscal Year	Fiscal Year
(in millions)	2021	2020
Operating lease cost	$216	$223
Short-term lease cost	35	46
Total operating lease cost	$251	$269
Rent expense for all operating leases was $305 million in fiscal year 2019.
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal year 2021 and 2020:

	Fiscal Year	Fiscal Year
(in millions)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$216	$221
Right-of-use assets obtained in exchange for operating lease liabilities	230	174

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the maturities of the Company's operating leases at April 30, 2021:

(in millions) Fiscal Year	Operating Leases
2022	$223
2023	166
2024	147
2025	119
2026	97
Thereafter	338
Total expected lease payments	1,090
Less: Imputed interest	(75)
Total lease liability	$1,015
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income and the related assets and lease maturities were not material to the consolidated financial statements at or for the fiscal year ended April 30, 2021 and April 30, 2021.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

17. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 27, 2018	$(194)	$(11)	$(257)	$(1,117)	$(207)	$(1,786)
Other comprehensive income (loss) before reclassifications	67	(1,372)	88	(266)	457	(1,026)
Reclassifications	35	—	—	75	(56)	54
Other comprehensive income (loss)	102	(1,372)	88	(191)	401	(972)
Cumulative effect of change in accounting principle(1)	47	—	—	—	—	47
April 26, 2019	(45)	(1,383)	(169)	(1,308)	194	(2,711)
Other comprehensive income (loss) before reclassifications	43	(827)	405	(596)	309	(666)
Reclassifications	2	—	—	52	(237)	(183)
Other comprehensive income (loss)	45	(827)	405	(544)	72	(849)
April 24, 2020	—	(2,210)	236	(1,852)	266	(3,560)
Other comprehensive income (loss) before reclassifications	92	1,691	(1,694)	432	(541)	(20)
Reclassifications	—	—	—	73	22	95
Other comprehensive income (loss)	92	1,691	(1,694)	505	(519)	75
April 30, 2021	$92	$(519)	$(1,458)	$(1,347)	$(253)	$(3,485)
(1) The cumulative effect of change in accounting principle in fiscal year 2019 resulted from the adoption of accounting guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2021, 2020, and 2019 was an expense of $31 million, a benefit of $13 million and a benefit of $5 million, respectively. Realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $2 million for fiscal year 2021 and $3 million for fiscal years 2020 and 2019. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 5 for additional information.
During fiscal years 2021, 2020, and 2019, the income tax on cumulative translation adjustment was an expense of $7 million, a benefit of $9 million, and a benefit of $7 million, respectively.
During fiscal years 2021, 2020, and 2019, there were no tax impacts on net investment hedges. Refer to Note 7 for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2021, 2020, and 2019 resulted in an expense of $115 million and a benefit of $159 million, and $63 million, respectively. During fiscal years 2021, 2020, and 2019, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $16 million, $12 million, and $19 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 15 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2021, 2020, and 2019 was a benefit of $87 million and an expense of $88 million and $158 million, respectively. Amounts reclassified from AOCI related to cash flow hedges included income taxes of $14 million, $80 million, and $24 million for fiscal years 2021, 2020, and 2019, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net and gains and losses on forward starting

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 7 for additional information.
18. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions involving product liability, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions.
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During fiscal years 2021, 2020, and 2019, the Company recognized $118 million, $313 million, and $166 million, respectively, of certain litigation charges. At April 30, 2021 and April 24, 2020, accrued litigation was approximately $0.4 billion and $0.5 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of June 2, 2021, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs filed lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, where they have been consolidated before a single judge. Certain plaintiffs' law firms have advised the Company that they may file a large volume of additional cases in the future. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Patent Litigation
Ethicon
On December 14, 2011, Ethicon filed an action against Covidien in the U.S. District Court for the Southern District of Ohio, alleging patent infringement and seeking monetary damages and injunctive relief. On January 22, 2014, the district court entered summary judgment in Covidien's favor, and the majority of this ruling was affirmed by the Federal Circuit on August 7, 2015. Following appeal, the case was remanded back to the District Court with respect to one patent. On January 21, 2016, Covidien filed a second action in the U.S. District Court for the Southern District of Ohio, seeking a declaration of non-infringement with respect to a second set of patents held by Ethicon. The court consolidated this second action with the remaining patent issues from the first action. Following consolidation of the cases, Ethicon dismissed six of the asserted patents, leaving a single asserted patent. In March 2021, the consolidated action was dismissed with prejudice, pursuant to a settlement agreement.
Sasso
The Company is involved in litigation in Indiana relating to certain patent and royalty disputes with Dr. Sasso under agreements originally entered into in 1999 and 2001. On November 28, 2018, a jury in Indiana state court returned a verdict against the Company for approximately $112 million. On June 15, 2021, pursuant to an order from the state court, the Company paid the judgment plus accrued interest to Dr. Sasso, subject to repayment if the Company's ongoing appeal is successful.
Shareholder Related Matters
Covidien Acquisition
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Inc., Covidien, and each member of the Medtronic, Inc. Board of Directors at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September 2014, the Merenstein and Steiner matters were consolidated. In April 2021, the parties reach an agreement to resolve this matter, bringing it to a conclusion.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Following a trial in March 2002, the Court held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company’s predecessor was liable for the cost of performing a study of the River and Bay. Following a second trial in June 2014, the Court ordered that further engineering study and engineering design work was needed to determine the nature and extent of remediation in the Penobscot River and Bay. The Court also appointed an engineering firm to conduct such studies and issue a report on potential remediation alternatives. In connection with these proceedings, reports have been produced including a variety of cost estimates for a variety of potential remedial options. In March 2021, the parties notified the Court that they had agreed on a settlement in principle of all issues in this matter. Finalization of the proposed settlement remains subject to a fairness hearing and Court approval.
The Company's accrued expenses for environmental proceedings are included within accrued litigation as discussed above.
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and on June 9, 2016, issued its opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal occurred on March 14, 2018. The 8th Circuit Court of Appeals issued their opinion on August 16, 2018 and remanded the case back to the U.S. Tax Court for additional factual findings. The U.S. Tax Court trial was held in June 2021.
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
See Note 13 for additional discussion of income taxes.
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
19. Segment and Geographic Information
Effective February 1, 2021, the Company implemented a new operating model, moving from a Group structure to a Portfolio structure: Cardiovascular Portfolio (formerly Cardiac and Vascular Group), Neuroscience Portfolio (formerly Restorative Therapies Group), and Medical Surgical Portfolio (formerly Minimally Invasive Therapies Group). The Diabetes Operating Unit (formerly Diabetes Group) remains a separate operating and reportable segment in the new structure. There were no changes to the reportable segments during the fiscal year ended April 30, 2021, such that the four principal operating and reportable segments are as follows: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit.
The Company's management has chosen to organize the entity based upon therapy solutions provided by each segment. The four principal segments are strategic businesses that are managed separately, as each one develops and manufactures products and provides services oriented toward targeted therapy solutions.
The primary products and services from which the Cardiovascular Portfolio segment derives its revenues include products for the diagnosis, treatment, and management of cardiac rhythm disorders and cardiovascular disease, as well as services to diagnose, treat, and manage heart and vascular-related disorders and diseases.
The primary products and services from which the Medical Surgical Portfolio segment derives its revenues include those focused on diseases of the respiratory system, gastrointestinal tract, renal system, lungs, pelvic region, kidneys, obesity, and other preventable complications.
The primary products and services from which the Neuroscience Portfolio segment derives its revenues include those focused on neurostimulation therapies and drug delivery systems for the treatment of chronic pain, as well as various areas of the spine and brain, along with pelvic health and conditions of the ear, nose, and throat.
The primary products from which the Diabetes Operating Unit segment derives its revenues include those focused on diabetes management, including insulin pumps, continuous glucose monitoring systems, smart insulin pens, and insulin pump consumables.

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
Segment Operating Profit

	Fiscal Year
(in millions)	2021	2020	2019
Cardiovascular	$3,850	$3,719	$4,532
Medical Surgical	3,021	3,044	3,262
Neuroscience	3,162	2,915	3,319
Diabetes	598	546	739
Segment operating profit	10,632	10,224	11,852
Interest expense	(925)	(1,092)	(1,444)
Other non-operating income, net	336	356	373
Amortization of intangible assets	(1,783)	(1,756)	(1,764)
Corporate	(1,577)	(1,239)	(1,291)
Centralized distribution costs	(1,877)	(1,420)	(1,689)
Restructuring and associated costs	(617)	(441)	(407)
Acquisition-related items	15	(66)	(88)
Certain litigation charges	(118)	(313)	(166)
Impairment charges	(76)	—	—
IPR&D charges	(31)	(25)	(58)
Exit of businesses	—	(52)	(149)
Debt tender premium and other charges	—	7	28
Medical device regulations	(83)	(48)	—
Contribution to Medtronic Foundation	—	(80)	—
Income before income taxes	$3,895	$4,055	$5,197
Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 30, 2021	April 24, 2020	2021	2020	2019
Cardiovascular	$15,027	$14,844	$212	$210	$194
Medical Surgical	39,319	39,666	195	194	206
Neuroscience	17,151	16,850	236	233	217
Diabetes	3,671	3,165	53	38	34
Segments	75,168	74,525	696	675	651
Corporate	17,915	16,164	223	232	244
Total	$93,083	$90,689	$919	$907	$895

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.
The following table presents net sales for fiscal years 2021, 2020, and 2019, and property, plant, and equipment, net at April 30, 2021 and April 24, 2020 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2021	2020	2019	April 30, 2021	April 24, 2020
Ireland	$100	$85	$91	$170	$164

United States	15,526	14,919	16,194	3,688	3,459
Rest of world	14,491	13,909	14,272	1,363	1,205
Total other countries, excluding Ireland	30,017	28,828	30,466	5,051	4,664
Total	$30,117	$28,913	$30,557	$5,221	$4,828
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2021, 2020, or 2019.
20. Subsequent Events
On June 3, 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. Fiscal year 2021 HVAD system and associated accessory revenue was $141 million and is included in our Cardiovascular segment. The Company expects to record a non-cash pre-tax impairment of long-lived assets of $400 million to $500 million in the quarter ending July 30, 2021 primarily related to intangible assets. The Company remains committed to serving the needs of the 4,000 patients currently implanted with this device.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at April 30, 2021. The effectiveness of the Company's internal control over financial reporting as of April 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impacts to its internal controls over financial reporting despite the fact that most of its employees are working remotely due to the COVID-19 pandemic.
Item 9B. Other Information
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. The activities described herein are expressly authorized by the U.S. Government under applicable economic sanctions regulations.
Specifically, Medtronic’s affiliate in Russia, Medtronic Russia LLC (“Medtronic Russia”), is required under Russian law to complete certain notification and filing requirements to Russia’s Federal Security Service (“FSB”) regarding certain Medtronic medical devices that make use of encryption functionality that are imported into Russia. While the FSB has been included on the Specially Designated Nationals (“SDN”) List administered by the Office of Foreign Assets Control (“OFAC”), these activities are and remain authorized. In particular, Cyber General License No. 1B (“Cyber GL 1B”), issued by OFAC, authorizes all transactions ordinarily incident to obtaining such permits from the FSB, provided that certain conditions are met.
Historically, Medtronic has not been required to disclose these lawful dealings with the FSB. However, on March 2, 2021, OFAC designated the FSB pursuant to an additional sanctions authority. While OFAC amended the applicable general license to confirm that all previously authorized dealings with the FSB remain authorized (notwithstanding the additional designation), the designation of the FSB with a [NPWMD] tag pursuant to Executive Order 13382 means that Medtronic is required under Section 13(r)(1)(D)(ii) of the Securities Exchange Act to disclose certain information as a result of this additional designation, as Section 13(r)(1)(D)(ii) does not contain an exception from its reporting requirements for activities that are authorized by the U.S. Government.
Since March 2, 2021, in the normal course of business and consistent with the authorization of Cyber GL 1B, Medtronic Russia filed five notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. Medtronic intends to continue engaging in activities for which it is authorized by Cyber GL 1B (or any successor GL), to the extent necessary to comply with local law requirements in Russia.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2021 definitive proxy statement, which will be filed no later than 120 days after April 30, 2021.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Corporate Governance — Committees of the Board and Meetings,” and “Share Ownership Information — Delinquent Section 16(a) Report” in the Company's Proxy Statement for our 2021 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 30, 2021, are incorporated herein by reference.
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
The following table shows the name, age, and position as of April 30, 2021 of each of our executive officers:

Name	Age	Position with the Company
Geoffrey S. Martha	51	Chairman and Chief Executive Officer
Richard Kuntz, M.D.	64	Senior Vice President and Chief Medical and Scientific Officer
Bradley E. Lerman	64	Senior Vice President, General Counsel and Corporate Secretary of the Company
Karen L. Parkhill	55	Executive Vice President and Chief Financial Officer
Carol A. Surface	55	Senior Vice President and Chief Human Resources Officer
Robert ten Hoedt	60	Executive Vice President and President, EMEA Region
Robert J. White	58	Executive Vice President and President, Medical Surgical Portfolio
John Liddicoat, M.D.	57	Executive Vice President and President, Americas Region
Sean Salmon	56	Executive Vice President and President, Diabetes Operating Unit, President, Cardiovascular Portfolio
Brett Wall	56	Executive Vice President and President, Neuroscience Portfolio
Geoffrey S. Martha, age 51, is Chairman of the Board of Directors and Chief Executive Officer of Medtronic. Geoff assumed the role of CEO on April 27, 2020 and became Chairman of the Board on December 11, 2020. Prior to his role as Chairman and CEO, he served as President of Medtronic from November 2019 through April 2020 and joined the Board of Directors in November 2019. Previously, Mr. Martha served as Executive Vice President and President, Restorative Therapies Group, a role he held since August 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Richard Kuntz, M.D., age 64, has been Senior Vice President and Chief Medical and Scientific Officer of the Company since January 2015 and of Medtronic, Inc. since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009; and prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute.
Bradley E. Lerman, age 64, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Executive Vice President, General Counsel and Corporate Secretary at Federal National Mortgage Association (Fannie Mae) from October 2012 to May 2014; Senior Vice President and Chief Litigation Counsel at Pfizer, Inc. from January 2009 to September 2012; Partner at Winston & Strawn from August 1998 to January 2009; partner at Kirkland & Ellis from March 1996 to July 1998; Associate Independent Counsel from October 1994 to March 1996; and Assistant U.S. Attorney in the Northern District of Illinois from February 1986 to September 1994. Mr. Lerman is also a current member of the Board of Directors of McKesson Corporation.

Karen L. Parkhill, age 55, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011. Ms. Parkhill is also a current member of the Board of Directors for American Express.
Carol A. Surface, age 55, has been Senior Vice President and Chief Human Resources Officer of the Company since January 2015 and of Medtronic, Inc. since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.
Robert ten Hoedt, age 60, has been Executive Vice President and President, EMEA of the Company since January 2015 and of Medtronic, Inc. since May 2014. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
Robert J. White, age 58, is Executive Vice President and President, Medical Surgical Portfolio. Since 2017, Mr. White has served as Executive Vice President and Group President of the Minimally Invasive Therapies Group of Medtronic. Prior to that, he was Senior Vice President and President, Asia Pacific from January 2015 to December 2017. He had served as President, Emerging Markets, President, Respiratory and Monitoring Solutions and Vice President and General Manager of Patient Monitoring at Covidien. He also held various leadership positions at GE Healthcare and IBM. Mr. White is also a current member of the Board of Directors of Smith & Nephew plc.
John Liddicoat, M.D., age 57, was named Executive Vice President and President, Americas Region in September 2018. Dr. Liddicoat joined Medtronic in 2006 as Vice President of Atrial Fibrillation Technologies. In December of 2006, Dr. Liddicoat was named Vice President and General Manager of the Structural Heart Disease Business. Beginning in August 2014, Dr. Liddicoat served as Senior Vice President and President, Cardiac Rhythm and Heart Failure.
Sean Salmon, age 56, has been Executive Vice President and Group President, Diabetes Group of the company since October 2019, and also assumed the role of Executive Vice President and President, Cardiovascular Portfolio in January 2021. Mr. Salmon previously served as Senior Vice President and President of Coronary and Structural Heart Business within the Cardiac and Vascular Group of the Company beginning in July 2014. Mr. Salmon is a seasoned leader who has been with Medtronic since 2004 and spent the past 16 years in increasingly senior levels of management. Prior to joining Medtronic, Mr. Salmon worked at CR Bard and Johnson & Johnson.
Brett Wall, age 56, is Executive Vice President and President of Medtronic’s Neuroscience Portfolio. Mr. Wall previously served as Senior Vice President and President of the Brain Therapies division of Medtronic within the Restorative Therapies Group of the Company from March 2016 to November 2019. Prior to that, Mr. Wall served as SVP and President of Medtronic’s Neurovascular business. Prior to joining Medtronic, he served as Covidien’s SVP and President of Neurovascular as well as Senior Vice President and President of the International Vascular Therapies business for Covidien. Mr. Wall also served as Senior Vice President and President, International at ev3, Inc. From 2000 to 2008, Brett held various marketing and sales positions with ev3, Inc. and Micro Therapeutics, Inc. Mr. Wall has also worked at Boston Scientific as Director of Marketing, Cardiovascular, Asia Pacifica and Marketing Manager, Japan, from September 1995 to September 2000.
Item 11. Executive Compensation
The sections entitled “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” and “Executive Compensation” in Medtronic's Proxy Statement for the Company's 2021 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 30, 2021, are incorporated herein by reference. The section entitled “Compensation Committee Report” in Medtronic's Proxy Statement for the Company's 2021 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 30, 2021, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in Medtronic's Proxy Statement for the Company's 2021 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 30, 2021, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters” in Medtronic's Proxy Statement for the Company's 2021 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 30, 2021, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees” in Medtronic's Proxy Statement for the Company's 2021 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 30, 2021, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 30, 2021, April 24, 2020, and April 26, 2019.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal year ended April 30, 2021	$208	$128	$—		$(95)	(a)	$241
Fiscal year ended April 24, 2020	190	99	—		(81)	(a)	208
Fiscal year ended April 26, 2019	193	78	—		(81)	(a)	190

Inventory reserve:
Fiscal year ended April 30, 2021	$544	$483	$—		$(398)	(b)	$629
Fiscal year ended April 24, 2020	521	282	—		(259)	(b)	544
Fiscal year ended April 26, 2019	452	224	—		(155)	(b)	521

Deferred tax valuation allowance:
Fiscal year ended April 30, 2021	$5,482	$342	$170	(e)	$(172)	(d)	$5,822

Fiscal year ended April 24, 2020	6,300	119	(6)	(c)	(744)	(d)	5,482
					(187)	(e)
Fiscal year ended April 26, 2019	7,166	378	(11)	(c)	(770)	(d)	6,300
					(463)	(e)

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

4.23
Third Supplemental Indenture, dated as of July 2, 2019, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, Wells Fargo Bank, N.A., as trustee, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.1 to Medtronic plc' Current Report on Form 8-K, filed July 2, 2019, File No. 001-36820).

4.24
Fourth Supplemental Indenture, dated as of September 29, 2020, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, Wells Fargo Bank, N.A., as trustee, and Elavon Financial Services DAC, as paying agent (including the forms of the 2023 Notes, the 2025 Notes, the 2028 Notes, the 2032 Notes, the 2040 Notes and the 2050 Notes) (incorporated by reference to Exhibit 4.1 to Medtronic plc' Current Report on Form 8-K, filed September 29, 2020, File No. 001-36820).

#4.25	Description of Registrant's Securities.

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

*10.8
Letter Agreement by and between Medtronic, Inc. and Bradley E. Lerman dated May 2, 2014 (incorporated by reference to Exhibit 10.4 of Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2014, filed on August 29, 2014, File No. 001-07707).

*10.9
Letter Agreement by and between Medtronic, Inc. and Karen Parkhill dated May 2, 2016 (incorporated by reference to Exhibit 10.1 to Medtronic, plc’s Current Report on Form 8-K, filed on May 4, 2016, File No. 001-36820).

*10.10
Office of Chairman and Chief Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on December 3, 2019, File No. 001-36820).

*10.11
Form of Offer Letter Amendment (incorporated by reference to Exhibit 10.25 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.12
1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on, filed on March 4, 2008, File No. 001-07707).

*10.13	Amendment to the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.14
2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.15	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.16
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.17
Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (four year vesting) (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.18
Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (immediate vesting) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.19
Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed on June 29, 2005, File No. 001-07707).

*10.20
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

*10.22
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.24 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.23
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.25 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.24
Form of Performance Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.26 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.25
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed on December 4, 2007, File No. 001-07707).

*10.26
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

*10.28
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

*10.30
Israeli Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on March 4, 2008, File No. 001-07707).

*10.31
2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed on December 9, 2009, File No. 001-07707).

*10.32	Amendment to the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.33
Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.34
Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.35
Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.36
Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.37
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

*10.39
Form of Non-Employee Director Initial Option Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.40
Form of Non-Employee Director Annual Option Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.41
Form of Non-Employee Director Deferred Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.42
Form of Non-Employee Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.65 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2015, filed on June 23, 2015, File No. 001-36820).

*10.43
Israeli Amendment to the Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.10 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.44
Form of Restricted Stock Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc's Quarterly Report on Form 10-K for the quarter ended July 28, 2017, filed on September 1, 2017, File No. 001-36820).

*10.45
Medtronic plc Amended and Restated 2013 Stock Award and Incentive Plan (as amended and restated generally effective December 8, 2017) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on December 12, 2017, File No. 001-36820).

*10.46
Form of Non-qualified Stock Option Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.47
Form of Restricted Stock Unit Award Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.51 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.48
Form of Restricted Stock Award Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.52 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820)

*10.49
Form of Long Term Performance Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.50
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.31 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.51
Form of Performance Share Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.52
Form of Non-Employee Director Deferred Unit Award Agreement under the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.53
Form of Non-Qualified Stock Option Agreement under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.54
Form of Restricted Stock Unit Award Agreement (U.S. Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.55
Form of Restricted Stock Unit Award Agreement (Non-U.S. Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.56
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

*10.59
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.49 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.60
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.61
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

*10.64
Form of Restricted Stock Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.69 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2020, filed on June 19, 2020, File No. 001-36820).

*10.65
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.70 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2020, filed on June 19, 2020, File No. 001-36820).

*10.66
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

*10.69
Medtronic Non-Qualified Retirement Plan Supplemental (restated November 6, 2020, and formerly known as the Supplemental Executive Retirement Plan) (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

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

*10.74
Amended and Restated Covidien Supplemental Savings and Retirement Plan (restated November 6, 2020) (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.75
Medtronic Capital Accumulation Plan Deferral Program (restated November 6, 2020) (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

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

Medtronic plc

Dated: June 25, 2021	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Medtronic plc

Dated: June 25, 2021	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 25, 2021	By:	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

Richard H. Anderson*
Craig Arnold*
Scott C. Donnelly*
Andrea J. Goldsmith, PH.D.*
Randall J. Hogan,*
Michael O. Leavitt*
James T. Lenehan*
Kevin E. Lofton*
Geoffrey S. Martha
Elizabeth G. Nabel, M.D.*
Denise M. O’Leary*
Kendall J. Powell*
*Bradley E. Lerman, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 25, 2021	By:	/s/ Bradley E. Lerman
Bradley E. Lerman