Form 10-Q
period 2021-07-30
Medtronic plc
filed 2021-09-02
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of August 31, 2021, 1,345,809,975 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 30, 2021	July 31, 2020
Net sales	$7,987	$6,507
Costs and expenses:
Cost of products sold	2,598	2,505
Research and development expense	750	621
Selling, general, and administrative expense	2,547	2,417
Amortization of intangible assets	436	440
Restructuring charges, net	11	53
Certain litigation charges, net	26	(88)
Other operating expense (income), net	760	(114)
Operating profit	859	673
Other non-operating income, net	(111)	(82)
Interest expense	137	171
Income before income taxes	833	584
Income tax provision	64	93
Net income	769	491
Net income attributable to noncontrolling interests	(6)	(4)
Net income attributable to Medtronic	$763	$487
Basic earnings per share	$0.57	$0.36
Diluted earnings per share	$0.56	$0.36
Basic weighted average shares outstanding	1,344.5	1,341.9
Diluted weighted average shares outstanding	1,356.4	1,350.0

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Net income	$769	$491

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	12	125
Translation adjustment	(355)	1,117
Net investment hedge	424	(1,112)
Net change in retirement obligations	19	3
Unrealized gain (loss) on cash flow hedges	174	(350)
Other comprehensive income (loss)	274	(217)
Comprehensive income including noncontrolling interests	1,043	274
Comprehensive income attributable to noncontrolling interests	(4)	(9)
Comprehensive income attributable to Medtronic	$1,039	$265

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 30, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,004	$3,593
Investments	7,591	7,224
Accounts receivable, less allowances and credit losses of $257 and $241, respectively	5,431	5,462
Inventories, net	4,288	4,313
Other current assets	2,120	1,955
Total current assets	22,434	22,548
Property, plant, and equipment	12,808	12,700
Accumulated depreciation	(7,646)	(7,479)
Property, plant, and equipment, net	5,162	5,221
Goodwill	41,720	41,961
Other intangible assets, net	16,890	17,740
Tax assets	3,187	3,169
Other assets	2,409	2,443
Total assets	$91,802	$93,083
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$6	$11
Accounts payable	1,864	2,106
Accrued compensation	1,901	2,482
Accrued income taxes	341	435
Other accrued expenses	3,652	3,475
Total current liabilities	7,764	8,509
Long-term debt	25,958	26,378
Accrued compensation and retirement benefits	1,521	1,557
Accrued income taxes	2,262	2,251
Deferred tax liabilities	1,054	1,028
Other liabilities	1,579	1,756
Total liabilities	40,137	41,481
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,344,671,106 and 1,345,400,671 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,184	26,319
Retained earnings	28,511	28,594
Accumulated other comprehensive loss	(3,209)	(3,485)
Total shareholders’ equity	51,486	51,428
Noncontrolling interests	178	174
Total equity	51,664	51,602
Total liabilities and equity	$91,802	$93,083

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	763	—	763	6	769
Other comprehensive (loss) income	—	—	—	—	276	276	(2)	274
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(846)	—	(846)	—	(846)
Issuance of shares under stock purchase and award plans	2	—	107	—	—	107	—	107
Repurchase of ordinary shares	(2)	—	(311)	—	—	(311)	—	(311)
Stock-based compensation	—	—	69	—	—	69	—	69
July 30, 2021	1,345	$—	$26,184	$28,511	$(3,209)	$51,486	$178	$51,664

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	487	—	487	4	491
Other comprehensive (loss) income	—	—	—	—	(222)	(222)	5	(217)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(778)	—	(778)	—	(778)
Issuance of shares under stock purchase and award plans	2	—	26	—	—	26	—	26
Stock-based compensation	—	—	70	—	—	70	—	70
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(1)	—	—	—	(24)	—	(24)	—	(24)
July 31, 2020	1,343	$—	$26,261	$27,817	$(3,782)	$50,296	$147	$50,443
(1) The cumulative effect of change in accounting principle during the first quarter of fiscal year 2021 resulted from the adoption of accounting guidance that requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of certain financial instruments and financial assets, including trade receivables. As a result of the adoption, the Company adjusted the opening balance of retained earnings for $24 million as of April 25, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Operating Activities:
Net income	$769	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	671	669
Provision for doubtful accounts	15	37
Deferred income taxes	(11)	3
Stock-based compensation	69	70
MCS asset impairment and inventory write-down	515	—
Other, net	116	68
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(40)	(142)
Inventories	(75)	(235)
Accounts payable and accrued liabilities	(416)	(541)
Other operating assets and liabilities	(321)	(142)
Net cash provided by operating activities	1,292	278
Investing Activities:
Additions to property, plant, and equipment	(378)	(334)
Purchases of investments	(2,654)	(2,045)
Sales and maturities of investments	2,324	2,403
Other investing activities, net	(76)	(16)
Net cash provided by (used in) investing activities	(784)	8
Financing Activities:
Change in current debt obligations, net	—	(16)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,789
Payments on long-term debt	(1)	(11)
Dividends to shareholders	(846)	(778)
Issuance of ordinary shares	111	26
Repurchase of ordinary shares	(315)	—
Other financing activities	(4)	(51)
Net cash provided by (used in) financing activities	(1,055)	1,959
Effect of exchange rate changes on cash and cash equivalents	(42)	114
Net change in cash and cash equivalents	(589)	2,359
Cash and cash equivalents at beginning of period	3,593	4,140
Cash and cash equivalents at end of period	$3,004	$6,499

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$249	$72
Interest	63	72
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements include all the adjustments necessary for a fair statement in conformity with U.S. GAAP. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
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
The Covid-19 pandemic ("COVID-19" or the "pandemic") has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. While there was not a material impact to the Company’s consolidated financial statements as of and for the three months ended July 30, 2021, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021. The Company’s fiscal years 2022, 2021, and 2020 will end or ended on April 29, 2022, April 30, 2021, and April 24, 2020, respectively. Fiscal year 2021 was a 53-week year, with the extra week having occurred in the first fiscal month of the first quarter.
2. New Accounting Pronouncements
Recently Adopted
For the three months ended July 30, 2021, there were no newly adopted accounting pronouncements that had a material impact to our consolidated financial statements. As of July 30, 2021, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the fourth quarter of fiscal year 2021, the Company realigned its divisions within Cardiovascular. As a result, fiscal year 2021 revenue has been recast to adjust for these realignments. Additionally, the Company implemented a new operating model in fiscal year 2021, which was fully operational beginning in the fourth quarter.
The table below illustrates net sales by segment and division for the three months ended July 30, 2021 and July 31, 2020:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Cardiac Rhythm & Heart Failure	$1,483	$1,247
Structural Heart & Aortic	787	627
Coronary & Peripheral Vascular	620	558
Cardiovascular	2,890	2,433
Surgical Innovations	1,554	1,080
Respiratory, Gastrointestinal, & Renal	768	720
Medical Surgical	2,322	1,801
Cranial & Spinal Technologies	1,123	944
Specialty Therapies	641	453
Neuromodulation	440	314
Neuroscience	2,204	1,712
Diabetes	572	562
Total	$7,987	$6,507

The table below illustrates net sales by market geography for each segment for the three months ended July 30, 2021 and July 31, 2020:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Cardiovascular	$1,420	$1,206	$1,003	$853	$467	$374
Medical Surgical	990	722	869	719	463	359
Neuroscience	1,446	1,136	465	376	293	199
Diabetes	245	287	263	226	63	48
Total	$4,101	$3,351	$2,601	$2,175	$1,286	$981
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At July 30, 2021, $987 million of rebates were classified as other accrued expenses, and $535 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 30, 2021, $906 million of rebates were classified as other accrued expenses, and $485 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. For the three months ended July 30, 2021 and July 31, 2020, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at July 30, 2021 and April 30, 2021 was $375 million and $368 million, respectively. At July 30, 2021 and April 30, 2021, $278 million and $276 million was included in other accrued expenses, and $96 million and $93 million was included in other liabilities, respectively. During the three months ended July 30, 2021, the Company recognized $84 million of revenue that was included in deferred revenue as of April 30, 2021.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 30, 2021, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $1.2 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
4. Acquisitions
The Company had no acquisitions that were accounted for as business combinations during the three months ended July 30, 2021 or July 31, 2020. For the three months ended July 30, 2021, purchase price allocation adjustments were not significant. During the three months ended July 31, 2020, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities from a recent acquisition. The benefit was recognized in other operating expense (income), net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. During the three months ended July 30, 2021, the Company acquired $90 million in connection with asset acquisitions, which was recognized in research and development expense in the consolidated statements of income. During the three months ended July 31, 2020, IPR&D acquired in connection with asset acquisitions was not significant.
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
The fair value of contingent consideration at July 30, 2021 and April 30, 2021 was $294 million and $270 million, respectively. At July 30, 2021, $99 million was recorded in other accrued expenses, and $195 million was recorded in other liabilities in the consolidated balance sheet. At April 30, 2021, $78 million was recorded in other accrued expenses, and $192 million was recorded in other liabilities in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Beginning balance	$270	280
Purchase price allocation adjustments	25	—
Payments	(11)	(1)
Change in fair value	10	18
Ending balance	$294	$297
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

	Fair Value at
(in millions)	July 30, 2021	Unobservable Input	Range	Weighted Average (1)
		Discount rate	11.2% - 31.6%	17.2%
Revenue and other performance-based payments	$259	Probability of payment	30% - 100%	91.4%
		Projected fiscal year of payment	2022 - 2027	2024
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$35	Probability of payment	100%	100.0%
		Projected fiscal year of payment	2022 - 2027	2024
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
5. Restructuring and Other Costs
Enterprise Excellence
In the third quarter of fiscal year 2018, the Company announced its Enterprise Excellence restructuring program, which was designed to leverage the Company's global size and scale, as well as enhance the customer and employee experience, with a focus on three objectives: global operations, functional optimization, and commercial optimization. Primary activities of the restructuring program include integrating and enhancing global manufacturing and supply processes, systems and site presence, enhancing and leveraging global operating models across several enabling functions, and optimizing certain commercial processes, systems, and models.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $1.4 billion in connection with the Enterprise Excellence program. In total, the Company estimates it will recognize approximately $1.6 billion to $1.8 billion of exit and disposal costs and other costs related to the Enterprise Excellence program, the majority of which are expected to be incurred by the end of this fiscal year. Approximately 40 percent of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries and benefits for employees supporting the program, including program management and transition teams, and strategic and operational consulting services related to the three objectives of the program discussed above. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 30, 2021, the Company recognized net charges of $74 million, of which $33 million were recognized within cost of products sold and $30 million were recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 31, 2020, the Company recognized net charges of $77 million, of which $27 million were recognized within cost of products sold and $47 million were recognized within selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the three months ended July 30, 2021:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 30, 2021	$64	$18	$1	$83
Charges	12	63	—	75
Cash payments	(14)	(68)	—	(82)
Accrual adjustments(2)	(1)	—	—	(1)
July 30, 2021	$61	$13	$1	$75
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)Accrual adjustments relate to certain employees identified for termination finding other positions within the Company and contract terminations being settled for less than originally estimated.
Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while also more efficiently and effectively leveraging the enterprise scale. Under the oversight of the portfolio leaders, this new operating model, which became fully operational the beginning of the fourth quarter of fiscal year 2021, simplifies the Company's organizational structure and accelerates decision-making and execution. Primary activities of the restructuring program included reorganizing the Company into a portfolio-level structure, including the creation of highly focused, accountable, and empowered Operating Units (OUs), consolidating Operations at the enterprise level, establishing Technology Development Centers in areas where the Company has deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage the Company's scale but move with the same agility as smaller, local competitors.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $274 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $400 million to $450 million of exit and disposal costs and other costs related to the Simplification program, the majority of which are expected to be incurred by the end of this fiscal year. Approximately three quarters of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.
For the three months ended July 30, 2021, the Company recognized net charges of $7 million, which were all recognized within selling, general, and administrative expense in the consolidated statements of income.
For the three months ended July 31, 2020, the Company recognized net charges of $51 million, which primarily included $50 million recognized within restructuring charges, net in the consolidated statements of income, mostly comprised of employee termination benefits.
The following table summarizes the activity related to the Simplification restructuring program for three months ended July 30, 2021:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 30, 2021	$59	$4	$63
Charges	3	7	10
Cash payments	(32)	(9)	(41)
Accrual adjustments(2)	(3)	—	(3)
July 30, 2021	$27	$2	$29
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2) Accrual adjustments relate to certain employees identified for termination finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Mechanical Circulatory Support (MCS)

On June 3, 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. In connection with this decision, the Company recorded charges of $726 million (MCS charges) within the Cardiovascular segment during the quarter, including $58 million recognized in costs of products sold and $668 million recognized within other operating expense (income), net in the consolidated statement of income. The charges include $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $211 million for commitments and obligations associated with the decision, which include charges for patient support obligations, restructuring, and other associated costs. As of July 30, 2021, accruals were recorded in the consolidated balance sheet for these obligations, with $130 million reflected in other accrued expenses and $41 million recorded in other liabilities. Medtronic remains committed to serving the needs of the approximately 4,000 patients currently implanted with the HVAD system.
6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 30, 2021 and April 30, 2021:

	July 30, 2021
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$522	$29	$(2)	$549	$549	$—
Level 2:
Corporate debt securities	4,807	104	(10)	4,901	4,901	—
U.S. government and agency securities	880	1	(3)	878	878	—
Mortgage-backed securities	649	24	(16)	656	656	—
Non-U.S. government and agency securities	30	1	—	31	31	—
Certificates of deposit	15	—	—	15	15
Other asset-backed securities	552	3	—	555	555	—
Debt funds	6	—	—	6	6	—
Total Level 2	6,939	133	(30)	7,042	7,042	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,497	$162	$(35)	$7,624	$7,591	$33

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 30, 2021 and April 30, 2021:

	July 30, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$976	$(6)	$—	$—
Corporate debt securities	—	—	3,265	(10)
Mortgage-backed securities	—	—	656	(16)
Auction rate securities	—	—	33	(3)
Total	$976	$(6)	$3,954	$(29)

	April 30, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$946	$(10)	$—	$—
Corporate debt securities	—	—	3,209	(13)
Mortgage-backed securities	—	—	650	(16)
Other asset-backed securities	—	—	531	(1)
Auction rate securities	—	—	33	(3)
Total	$946	$(10)	$4,423	$(32)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended July 30, 2021 and July 31, 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Proceeds from sales	$2,272	$2,403
Gross realized gains	4	5
Gross realized losses	(2)	(6)
The July 30, 2021 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 30, 2021
Due in one year or less	$2,170
Due after one year through five years	2,978
Due after five years through ten years	1,817
Due after ten years	660
Total	$7,624
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
The following table summarizes the Company's equity and other investments at July 30, 2021 and April 30, 2021, which are classified as other assets in the consolidated balance sheets:

(in millions)	July 30, 2021	April 30, 2021
Investments with readily determinable fair value (marketable equity securities)	$74	$74
Investments without readily determinable fair values	540	537
Equity method and other investments	78	76
Total equity and other investments	$692	$687
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Proceeds from sales	$52	$—
Gross gains	58	12
Gross losses	(5)	—
Impairment losses recognized	(10)	(2)
During the three months ended July 30, 2021, there were $15 million of net unrealized gains on equity securities and other investments still held at July 30, 2021. During the three months ended July 31, 2020, there were $12 million of net unrealized gains on equity securities and other investments still held at July 31, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. No commercial paper was outstanding at July 30, 2021 and April 30, 2021. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At July 30, 2021 and April 30, 2021, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 30, 2021	April 30, 2021
Current debt obligations	2022 - 2023	$6	$11

Long-term debt
0.000 percent three-year 2019 senior notes	2023	887	907
0.375 percent four-year 2019 senior notes	2023	1,773	1,813
0.000 percent two-year 2020 senior notes	2023	1,478	1,511
3.500 percent ten-year 2015 senior notes	2025	1,890	1,890
0.250 percent six-year 2019 senior notes	2026	1,182	1,209
0.000 percent five-year 2020 senior notes	2026	1,182	1,209
3.350 percent ten-year 2017 senior notes	2027	368	368
1.125 percent eight-year 2019 senior notes	2027	1,773	1,813
0.375 percent eight-year 2020 senior notes	2029	1,182	1,209
1.625 percent twelve-year 2019 senior notes	2031	1,182	1,209
1.000 percent twelve-year 2019 senior notes	2032	1,182	1,209
0.750 percent twelve-year 2020 senior notes	2033	1,182	1,209
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
6.500 percent thirty-year 2009 senior notes	2039	158	158
2.250 percent twenty-year 2019 senior notes	2039	1,182	1,209
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.500 percent twenty-year 2019 senior notes	2040	1,182	1,209
1.375 percent twenty-year 2020 senior notes	2041	1,182	1,209
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,182	1,209
1.625 percent thirty-year 2020 senior notes	2051	1,182	1,209
Finance lease obligations	2022 - 2036	60	62
Deferred financing costs	2022 - 2051	(120)	(125)
Debt discount, net	2022 - 2051	(71)	(75)
Long-term debt		$25,958	$26,378
Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Senior Notes.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In September 2020, Medtronic Global Holdings S.C.A. (Medtronic Luxco) issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the early redemption of $4.3 billion of Medtronic Inc. and CIFSA Senior Notes and €1.5 billion of Medtronic Luxco Senior Notes for $6.3 billion of total consideration in October 2020. Additionally, the Company used the proceeds to repay its €750 million floating rate senior notes at maturity in March 2021. The Company recognized a loss on debt extinguishment of $308 million during the second quarter of fiscal year 2021, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income.
The Euro-denominated debt issued in September 2020 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding the net investment hedge.
Term Loan Agreements
On May 12, 2020, Medtronic Luxco entered into a term loan agreement (Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion, with a term of six months and the option to extend for an additional six months at Medtronic Luxco’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Loan Agreement. The Japanese Yen-denominated debt was designated as a net investment hedge for certain of the Company's Japanese operations. Borrowings under the Loan Agreement carried interest at the TIBOR Rate (as defined in the Loan Agreement) plus a margin of 0.50% per annum. Medtronic plc and Medtronic, Inc. guaranteed the obligations of Medtronic Luxco under the Loan Agreement. On November 12, 2020, the Company exercised its option to extend the term loan for an additional six months. During the fourth quarter of fiscal year 2021, the Company de-designated the Yen-denominated debt as a net investment hedge and repaid the term loan in full, including interest.
Financial Instruments Not Measured at Fair Value
At July 30, 2021, the estimated fair value of the Company’s Senior Notes was $29.2 billion compared to a principal value of $26.1 billion. At April 30, 2021, the estimated fair value was $28.6 billion compared to a principal value of $26.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $15.0 billion and $14.7 billion at July 30, 2021 and April 30, 2021, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at July 30, 2021 and April 30, 2021 was $5.2 billion and $5.7 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at July 30, 2021 and April 30, 2021 was $235 million and $243 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating or financing activities, depending on the nature of the underlying hedged item, in the consolidated statements of cash flows.
The amounts and classification of the (gains) losses in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the three months ended July 30, 2021 and July 31, 2020 were as follows:

		Three months ended
(in millions)	Classification	July 30, 2021	July 31, 2020
Currency exchange rate contracts	Other operating expense (income), net	$(17)	$127
Total return swaps	Other operating expense (income), net	(13)	(27)
Total		$(30)	$100
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 30, 2021 and April 30, 2021 was $9.8 billion and $9.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense (income), net or cost of products sold in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during the three months ended July 30, 2021 and July 31, 2020.
The amount of the (gains) losses recognized in accumulated other comprehensive loss (AOCI) related to the currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 30, 2021 and July 31, 2020 were as follows:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Currency exchange rate contracts	$(160)	$389
The amount of the (gains) losses recognized in the consolidated statements of income related to derivative instruments designated as cash flow hedges for the three months ended July 30, 2021 and July 31, 2020 were as follows:

	Three months ended
	July 30, 2021		July 31, 2020
(in millions)	Cost of products sold	Other operating expense (income), net	Cost of products sold	Other operating expense (income), net
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$2,598	$760	$2,505	$(114)

Currency exchange rate contracts designated as cash flow hedges:
Amount of (gain) loss reclassified from AOCI into income	11	19	—	(53)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the gains or losses are then reclassified into interest expense over the term of the related debt. For the three months ended July 30, 2021 and July 31, 2020, the reclassifications of net (gains) losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense were not significant.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

At July 30, 2021 and April 30, 2021, the Company had $79 million and $253 million in after-tax net unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $33 million of after-tax net unrealized losses at July 30, 2021 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At July 30, 2021, the Company had €16.0 billion, or $18.9 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations. The Euro-denominated debt will mature in fiscal years 2023 through 2051.
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
At July 30, 2021 and April 30, 2021, the Company had $1.0 billion and $1.5 billion in after-tax unrealized losses, respectively, associated with net investment hedges recorded in accumulated other comprehensive loss. The Company does not expect any of the after-tax unrealized gains at July 30, 2021 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during the three months ended July 30, 2021 or July 31, 2020 on instruments that no longer qualify as net investment hedges. Additionally, The Company did not recognize any gains or losses in the consolidated statements of income for portions of the net investment hedges excluded from the measurement of hedge effectiveness during the three months ended July 30, 2021 or July 31, 2020.
The amount of the (gains) losses recognized in AOCI related to instruments designated as net investment hedges for the three months ended July 30, 2021 were as follows:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Net investment hedges	$(424)	$1,112
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 30, 2021 and April 30, 2021. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	July 30, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$88	Other accrued expenses	$109
Currency exchange rate contracts	Other assets	42	Other liabilities	51
Total derivatives designated as hedging instruments		130		160
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	16	Other accrued expenses	21
Total return swaps	Other current assets	13	Other accrued expenses	—
Total derivatives not designated as hedging instruments		30		21
Total derivatives		$160		$181

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 30, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Currency exchange rate contracts	Other current assets	$49	Other accrued expenses	$190
Currency exchange rate contracts	Other assets	22	Other liabilities	94
Total derivatives designated as hedging instruments		70		285
Derivatives not designated as hedging instruments
Currency exchange rate contracts	Other current assets	14	Other accrued expenses	11
Total return swaps	Other current assets	18	Other accrued expenses	—
Total derivatives not designated as hedging instruments		32		11
Total derivatives		$102		$296
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 30, 2021		April 30, 2021
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$147	$13	$85	$18
Derivative liabilities	181	—	296	—
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

	July 30, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$147	$(111)	$—	$36
Total return swaps	13	—	—	13
	160	(111)	—	49
Derivative liabilities:
Currency exchange rate contracts	(181)	111	25	(46)
Total	$(21)	$—	$25	$4

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 30, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$85	$(83)	$—	$1
Total return swaps	18	—	—	18
	102	(83)	—	19
Derivative liabilities:
Currency exchange rate contracts	(296)	83	46	(167)
Total	$(194)	$—	$46	$(148)

9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	July 30, 2021	April 30, 2021
Finished goods	$2,884	$2,906
Work in-process	602	611
Raw materials	802	796
Total	$4,288	$4,313

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 30, 2021	$7,209	$21,195	$11,300	$2,257	$41,961
Purchase accounting adjustments	26	—	3	(2)	27
Currency translation and other	(17)	(203)	(48)	—	(268)
July 30, 2021	$7,218	$20,992	$11,255	$2,255	$41,720
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Internal operational budgets and long-range strategic plans are used as a basis for the cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital ("WACC") for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The Company did not recognize any goodwill impairment during the three months ended July 30, 2021 or July 31, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 30, 2021		April 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$17,010	$(6,296)	$17,036	$(6,058)
Purchased technology and patents	10,687	(5,143)	11,286	(5,156)
Trademarks and tradenames	475	(255)	475	(251)
Other	78	(60)	82	(68)
Total	$28,250	$(11,754)	$28,879	$(11,533)
Indefinite-lived:
IPR&D	$394	$—	$394	$—

The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. During the three months ended July 30, 2021, the Company recognized $409 million of definite-lived intangible asset charges in connection with MCS within the Cardiovascular Portfolio. Refer to Note 5 Restructuring and Other Costs for additional information on what led to the impairment. Intangible asset impairment charges are recognized in Other operating expense (income), net in the consolidated statements of income. The Company did not recognize any definite-lived intangible asset charges during the three months ended July 31, 2020.

The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying value may be impaired. The Company did not recognize any indefinite-lived intangible asset impairments during the three months ended July 30, 2021 or July 31, 2020. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 30, 2021 and July 31, 2020 was $436 million and $440 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 30, 2021, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2022	$1,286
2023	1,654
2024	1,619
2025	1,597
2026	1,583
2027	1,558

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

11. Income Taxes
The Company's effective tax rate for the three months ended July 30, 2021 was 7.7 percent, as compared to 15.9 percent for the three months ended July 31, 2020. The decrease in our effective tax rate for the three months ended July 30, 2021, as compared to the corresponding period in the prior fiscal year, was primarily due to the tax impact of the MCS charges and year-over-year changes in operational results by jurisdiction partially offset by a $39 million charge related to a change in the Company's permanent reinvestment assertion on certain historical earnings.
At both July 30, 2021 and April 30, 2021, the Company's gross unrecognized tax benefits were $1.7 billion. In addition, the Company had accrued gross interest and penalties of $104 million at July 30, 2021. If all the Company’s unrecognized tax benefits were recognized, approximately $1.6 billion would impact the Company’s effective tax rate. At July 30, 2021 and April 30, 2021, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $810 million and $809 million, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 30, 2021	July 31, 2020
Numerator:
Net income attributable to ordinary shareholders	$763	$487
Denominator:
Basic – weighted average shares outstanding	1,344.5	1,341.9
Effect of dilutive securities:
Employee stock options	8.5	4.7
Employee restricted stock units	2.3	2.7
Other	1.0	0.7
Diluted – weighted average shares outstanding	1,356.4	1,350.0

Basic earnings per share	$0.57	$0.36
Diluted earnings per share	$0.56	$0.36
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 1 million and 7 million ordinary shares for the three months ended July 30, 2021 and July 31, 2020, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three months ended July 30, 2021 and July 31, 2020:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Stock options	$10	$8
Restricted stock	41	50
Performance share units	6	—
Employee stock purchase plan	11	12
Total stock-based compensation expense	$69	$70

Cost of products sold	$7	$7
Research and development expense	8	8
Selling, general, and administrative expense	55	55
Total stock-based compensation expense	69	70
Income tax benefits	(11)	(11)
Total stock-based compensation expense, net of tax	$58	$59

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 30, 2021 and July 31, 2020:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Service cost	$25	$27	$16	$17
Interest cost	26	27	7	6
Expected return on plan assets	(57)	(61)	(16)	(14)
Amortization of net actuarial loss	16	18	5	6
Net periodic benefit cost	$10	$11	$12	$15

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 30, 2021	$92	$(519)	$(1,458)	$(1,347)	$(253)	$(3,485)
Other comprehensive income (loss) before reclassifications	14	(353)	424	1	144	230
Reclassifications	(2)	—	—	18	30	46
Other comprehensive income (loss)	12	(353)	424	19	174	276
July 30, 2021	$104	$(872)	$(1,034)	$(1,328)	$(79)	$(3,209)

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
Other comprehensive income (loss) before reclassifications	125	1,112	(1,112)	(12)	(309)	(196)
Reclassifications	—	—	—	15	(41)	(26)
Other comprehensive income (loss)	125	1,112	(1,112)	3	(350)	(222)
July 31, 2020	$125	$(1,098)	$(876)	$(1,849)	$(84)	$(3,782)

The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the three months ended July 30, 2021 and July 31, 2020 was an expense of $2 million and $30 million, respectively. There was no income tax on gains and losses on investment securities reclassified from AOCI for the three months ended July 30, 2021 and July 31, 2020. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
During the three months ended July 30, 2021 there was no income tax on cumulative translation adjustment. For the three months ended July 31, 2020 the income tax on cumulative translation adjustment was an expense of $4 million.
During the three months ended July 30, 2021 and July 31, 2020, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the three months ended July 30, 2021 and July 31, 2020, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax expense of $1 million and income tax benefit of $5 million, respectively. During the three months ended July 30, 2021 and July 31, 2020, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $2 million and $4 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the three months ended July 30, 2021 and July 31, 2020 was an expense of $16 million and a benefit of $80 million, respectively. During the three months ended July 30, 2021 and July 31, 2020, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $1 million and $11 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense (income), net, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.

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

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During the three months ended July 30, 2021, the Company recognized $26 million of certain litigation charges. During the three months ended July 31, 2020, the Company recognized a net benefit of $88 million primarily related to favorable settlements for certain legal matters. At July 30, 2021 and April 30, 2021, accrued litigation was approximately $0.3 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of August 4, 2021, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.

Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs filed lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, where they have been consolidated before a single judge. Certain plaintiffs' law firms have advised the Company that they may file a large volume of additional cases in the future. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

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

Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and on June 9, 2016, issued its opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The U.S. Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. On April 21, 2017, the IRS filed their Notice of Appeal to the U.S. Court of Appeals for the 8th Circuit regarding the Tax Court Opinion. Oral argument for the Appeal occurred on March 14, 2018. The 8th Circuit Court of Appeals issued their opinion on August 16, 2018 and remanded the case back to the U.S. Tax Court for additional factual findings. The U.S. Tax Court trial relating to the issues remanded by the 8th Circuit Court of Appeals concluded during June 2021. The parties are awaiting the Tax Court decision, which will remain subject to appeal by either party upon its issuance.
The IRS has issued its audit reports on Medtronic, Inc. for fiscal years 2007 through 2016. Medtronic, Inc. and the IRS have reached agreement on all significant issues except for the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court Case for fiscal years 2005 and 2006.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Medtronic, Inc.’s fiscal years 2017, 2018, and 2019 U.S. federal income tax returns are currently being audited by the IRS.
Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on their U.S. federal income tax returns through fiscal year 2017.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Cardiovascular	$1,161	$759
Medical Surgical	914	455
Neuroscience	962	523
Diabetes	133	103
Segment operating profit	3,170	1,840
Interest expense	(137)	(171)
Other non-operating income, net	111	82
Amortization of intangible assets	(436)	(440)
Corporate	(449)	(365)
Centralized distribution costs	(464)	(399)
Restructuring and associated costs	(81)	(128)
Acquisition-related items	(109)	95
Certain litigation charges, net	(26)	88
MCS impairments / costs	(726)	—
Medical device regulations	(21)	(18)
Income before income taxes	$833	$584
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 30, 2021 and July 31, 2020 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Ireland	$26	$24

United States	4,101	3,351
Rest of world	3,860	3,132
Total other countries, excluding Ireland	7,961	6,483
Total	$7,987	$6,507

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 30, 2021. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The global healthcare system is continuing to respond to the unprecedented challenge posed by the Covid-19 pandemic ("COVID-19" or the "pandemic"). While most of our businesses were affected by a decline in global procedural volumes during fiscal year 2021, particularly in the first and second quarters, during the first quarter of fiscal year 2022 most of our businesses performed at or above pre-COVID-19 levels. At the same time, we did experience a slowdown in elective procedures in certain businesses and geographies, including some areas of the U.S. during the last few weeks of July as a result of the Delta variant of COVID-19. While we believe the impact of the Delta variant may be less severe than prior waves of COVID-19 as healthcare systems are more prepared and vaccination rates continue to rise, we cannot predict with confidence the duration and severity of its impact on global procedure volumes. We expect medical procedure rates to continue to vary by therapy and country and to be impacted by regional COVID-19 case volumes, vaccine immunization rates, and new COVID-19 variants.

The following is a summary of revenue, diluted earnings per share, and operating cash flow for the three months ended July 30, 2021 and July 31, 2020:

REVENUE

(in billions)

$8.0
$6.5
July 30, 2021
July 31, 2020

DILUTED EPS

GAAP
Non-GAAP
$1.41
$0.56
$0.62
$0.36
July 30, 2021
July 31, 2020

OPERATING CASH FLOW

(in billions)

$1.3
$0.3
July 31, 2021
July 30, 2020

$8.0B

GAAP

Revenue increased 23% reflecting the recovery of global procedural volumes compared to the drastic decrease experienced in the first quarter of fiscal year 2021 due to the pandemic.

$0.56

GAAP

Diluted EPS increased $0.20 or 56% primarily attributable to the increase in revenue and gross margin partially offset by the charges incurred in connection with our June 3, 2021, decision to stop the sale and distribution of the Medtronic HVAD System.

$1.41

Non-GAAP

Non-GAAP Diluted EPS increased $0.79 or 127% primarily due to the increase in revenue and gross margin resulting from the recovery of global procedural volumes versus the comparative period in the prior fiscal year.

$1.3B

GAAP

Operating cash flow increased $1B primarily driven by an increase in cash collected from customers as a result of the recovery in revenue.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 30, 2021 and July 31, 2020:

	Three months ended July 30, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$833	$64	$763	$0.56	7.7%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	81	17	65	0.05	21.0
Acquisition-related items (2)	109	22	87	0.06	20.2
Certain litigation charges	26	5	21	0.02	19.2
(Gain)/loss on minority investments (3)	(31)	—	(29)	(0.02)	—
Medical device regulations (4)	21	4	17	0.01	19.0
Amortization of intangible assets	436	69	366	0.27	15.8
MCS impairments / costs (5)	726	162	564	0.42	22.3
Certain tax adjustments, net (6)	—	(53)	53	0.04	—
Non-GAAP	$2,201	$290	$1,908	$1.41	13.2%

	Three months ended July 31, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$584	$93	$487	$0.36	15.9%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	128	22	106	0.08	17.2
Acquisition-related items (7)	(95)	(28)	(67)	(0.05)	29.5
Certain litigation charges	(88)	(18)	(70)	(0.05)	20.5
(Gain)/loss on minority investments (3)	(10)	—	(10)	(0.01)	—
Medical device regulations (4)	18	2	16	0.01	11.1
Amortization of intangible assets	440	70	370	0.27	15.9
Certain tax adjustments, net	—	(4)	4	—	—
Non-GAAP	$977	$137	$836	$0.62	14.0%

(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include acquisitions of, and certain license payments for, unapproved technology, business combination costs, and changes in fair value of contingent consideration.
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
(5)The charges relate to the Company’s June 3, 2021 decision to stop the distribution and sale of the Medtronic HVAD System within the Mechanical Circulatory Support Operating Unit (MCS). The charges include $515 million of noncash impairments, primarily related to $409 million of intangible asset impairments, as well as $211 million for commitments and obligations in connection with our decision, including customer support obligations, restructuring, and other associated costs. Medtronic remains committed to serving the needs of the approximately 4,000 patients currently implanted with the HVAD System.
(6)The charges are associated with a change in the company’s permanent reinvestment assertion on certain historical earnings and the amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(7)The charges primarily include business combination costs, certain license payments for unapproved technology, changes in fair value of contingent consideration, and a change in amounts accrued for certain contingent liabilities for recent acquisitions.

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

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Net cash provided by operating activities	$1,292	$278
Additions to property, plant, and equipment	(378)	(334)
Free cash flow	$914	$(56)
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for the three months ended July 30, 2021 and July 31, 2020:

The table below illustrates net sales by segment and division for the three months ended July 30, 2021 and July 31, 2020:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020	% Change
Cardiac Rhythm & Heart Failure	$1,483	$1,247	19%
Structural Heart & Aortic	787	627	26
Coronary & Peripheral Vascular	620	558	11
Cardiovascular	2,890	2,433	19
Surgical Innovations	1,554	1,080	44
Respiratory, Gastrointestinal, & Renal	768	720	7
Medical Surgical	2,322	1,801	29
Cranial & Spinal Technologies	1,123	944	19
Specialty Therapies	641	453	42
Neuromodulation	440	314	40
Neuroscience	2,204	1,712	29
Diabetes	572	562	2
Total	$7,987	$6,507	23%

Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended July 30, 2021 and July 31, 2020:

The table below includes net sales by market geography for each of our segments for the three months ended July 30, 2021 and July 31, 2020:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	July 30, 2021	July 31, 2020	% Change	July 30, 2021	July 31, 2020	% Change	July 30, 2021	July 31, 2020	% Change
Cardiovascular	$1,420	$1,206	18%	$1,003	$853	18%	$467	$374	25%
Medical Surgical	990	722	37	869	719	21	463	359	29
Neuroscience	1,446	1,136	27	465	376	24	293	199	47
Diabetes	245	287	(15)	263	226	16	63	48	31
Total	$4,101	$3,351	22%	$2,601	$2,175	20%	$1,286	$981	31%

(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The increase in net sales for the three months ended July 30, 2021, as compared to the corresponding period in the prior fiscal year, was driven by the recovery of global procedural volumes as compared to the decline experienced during three months ended July 31, 2020 as a result of the pandemic. For the three months ended July 30, 2021, most of our businesses and geographies achieved revenue levels at or above pre-pandemic levels. Currency had a favorable impact on net sales of $245 million for the three months ended July 30, 2021, which was comprised of favorable impacts in Non-U.S. developed and emerging markets of $182 million and $63 million, respectively.
During the fourth quarter of fiscal year 2021, we realigned our divisions within the Cardiovascular Portfolio. As a result, fiscal year 2021 results have been recast to adjust for this realignment. Additionally, in fiscal year 2021 we implemented our new operating model, which was fully operational the beginning of the fourth quarter. Our new operating model simplifies our organization in order to accelerate decision making, improve commercial execution, and more effectively leverage the scale of our company.
Looking ahead, the uncertain and uneven impact of COVID-19 on future procedural volumes and resulting demand for our products and therapies could negatively impact our business. Additionally, our segments may face competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three months ended July 30, 2021 were $2.9 billion, an increase of 19 percent compared to corresponding period in the prior fiscal year. Currency had a favorable impact of $96 million on net sales for the three months ended July 30, 2021. Cardiovascular's net sales increase was primarily due to the recovery of global procedure volumes from the downturn experienced in the first quarter of fiscal year 2021 resulting from the pandemic.

The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended July 30, 2021 and July 31, 2020:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three months ended July 30, 2021 increased 19 percent as compared to the corresponding period in the prior fiscal year. The increase was led by Cardiac Ablation Solutions, including strong sales of Artic Front cryoablation system. Cardiac Rhythm Management and Cardiovascular Diagnostics also contributed to growth as the business benefited from strong sales of the Micra leadless pacing system, Cobalt and Crome ICDs and CRT-Ds, TYRX antibacterial envelopes, and the LINQ family of cardiac monitors. These increases were partially offset by a decline of Medtronic HVAD System net sales as a result of our June 3, 2021 decision to stop the distribution and sale of the system.

Structural Heart & Aortic (SHA) net sales for the three months ended July 30, 2021 increased 26 percent as compared to the corresponding periods in the prior fiscal year. The increase was led by growth in transcatheter aortic valve replacement (TAVR) net sales as a result of continued adoption of the CoreValve Evolut transcatheter aortic valve replacement platform. Cardiac Surgery also contributed to the net increase in sales as a result of broad-based growth across the business. Partially offsetting these increases was a decline in net sales of the Valiant Navion Thoracic Stent Graft System as a result of our voluntary recall of the system in the fourth quarter of fiscal year 2021.

Coronary & Peripheral Vascular (CPV) net sales for the three months ended July 30, 2021 increased 11 percent as compared to the corresponding period in the prior fiscal year. The increase was led by growth in Peripheral Vascular Health driven by strong performance of the recently launched Abre venous self-expanding stent system for Deep Venous disease and our VenaSeal vein closure system. While Coronary & Renal Denervation also experienced growth, the net sales of the business were negatively impacted by Chinese national and provincial tenders which significantly reduced the price of drug-eluting stents and coronary balloons in China.
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
•Continued acceptance and growth of the Claria MRI CRT-D system with EffectivCRT Diagnostic and EffectivCRT During AF Algorithm.

•Acceptance and growth of the LINQ II cardiac monitor, which received CE Mark in November 2019 and gained U.S. FDA approval during the first quarter of fiscal year 2021. We are currently experiencing supply constrains for the LINQ II cardiac monitor as we ramp our wafer scale manufacturing.
•Continued acceptance and growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study.
•Continued acceptance and market expansion of Arctic Front cryoablation for treatment of atrial fibrillation. In June, 2021, the Arctic Front cryoablation system received a first line therapy designation from the U.S. FDA for the treatment of atrial fibrillation.
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
•Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, and advanced sealing with an excellent safety profile. In August 2021, the U.S. FDA approved the Evolut FX TAVR, a system enhancement designed to improve the overall procedural experience through enhancements in deliverability, implant visibility and deployment stability.
•The Chinese national and provincial tenders that have negatively impacted drug-eluting stent and coronary balloon prices in China could impact other products within the division.
•Continued acceptance and growth from the VenaSeal Closure System in the U.S. The VenaSeal Closure System is a unique non-thermal solution to address superficial venous disease that provides improved patient comfort, reduces the recovery time, and eliminates the risk of thermal nerve injury.
•Our voluntary recall of the Valiant Navion Thoracic Stent Graft System and our ability to ramp production of our previous generation product, the Valiant Captivia Thoracic Stent Graft System and resume selling this product in markets globally. We are currently ramping production of the Valiant Captivia Thoracic Stent Graft System and plan to reach full production capacity in December 2021.
•Our June 3, 2021 decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD System.
•Our ability to successfully develop and obtain regulatory approval of products within our pipeline, which include the Symplicity Spyral Multi-Electrode Renal Denervation Catheter for the treatment of hypertension through a one-time, minimally invasive catheter procedure, Pulse Field Ablation, a novel energy source that is non-thermal, for the treatment of atrial fibrillation, and transcatheter mitral and tricuspid therapy products led by our Intrepid system.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three months ended July 30, 2021 were $2.3 billion, an increase of 29 percent as compared to the corresponding period in the prior fiscal year. Currency had a favorable impact of $77 million on net sales for the three months ended July 30, 2021. Medical Surgical's net sales increase was primarily due to the recovery of global procedure volumes from the declines experienced in the first quarter of fiscal year 2021 resulting from the pandemic.

The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended July 30, 2021 and July 31, 2020:
Surgical Innovations (SI) net sales for the three months ended July 30, 2021 increased 44 percent as compared to the corresponding period in the prior fiscal year. Net sales growth was led by Advanced Stapling and Vessel Sealing, particularly in the U.S. and Western Europe, driven by the continued adoption of the company’s LigaSure, Sonicision, and Tri-Staple technologies. Hernia and Wound Management also attributed to the sales growth due to strength in sutures and hernia product lines.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for the three months ended July 30, 2021 increased 7 percent as compared to the corresponding period in the prior fiscal year. Respiratory, Gastrointestinal, & Renal net sales growth was led by Patient Monitoring, particularly the Nellcor pulse oximetry system, as well as in Gastrointestinal, driven by the esophageal product portfolio and PillCam capsule endoscopy. The net sales increases were partially offset by Respiratory Interventions due to declines in ventilator demand when compared to the corresponding period in the prior year as demand returns to pre-pandemic levels.
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
•Continued acceptance and growth in patient monitoring, airway, and ventilation management. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography, Nellcor pulse oximetry system with OxiMax technology, Shiley tracheostomy and endotracheal tubes, McGRATH MAC video laryngoscopes, as well as the SonarMed Airway Monitoring System for the NICU that was launched in the U.S during the quarter.
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
•Our ability to successfully develop and obtain regulatory approval of products within our pipeline, which include our Hugo robotic assisted surgery (RAS) system, designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per-procedure cost. The Hugo RAS system completed its First in Human Experience in Chile and Panama during the quarter.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on the treatment of overactive bladder, urinary retention, fecal incontinence, gastroparesis, as well as products to treat ear, nose, and throat (ENT), and therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three months ended July 30, 2021 were $2.2 billion, an increase of 29 percent as compared to the corresponding period in the prior fiscal year. Currency had a favorable impact of $47 million on net sales for the three months ended July 30, 2021. Neuroscience's net sales growth was achieved across all divisions and reflected the recovery of global procedural volumes, particularly on deferrable procedures, from the declines experienced in the first quarter of fiscal year 2021 as a result of the pandemic.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended July 30, 2021 and July 31, 2020:
Cranial and Spinal Technologies (CST) net sales for the three months ended July 30, 2021 increased 19 percent as compared to the corresponding period in the prior fiscal year. Growth was experienced by both Enabling Technologies and Spine. Enabling Technologies net sales growth was driven by capital equipment recovery compared to the corresponding period in the prior fiscal year, particularly on sales of the StealthStation Navigation, O-Arm Imaging, and Midas Rex MR8 high-speed drill systems. Spine net sales growth was driven by the aforementioned recovery in procedural volumes and continued strength in Biologics.
Specialty Therapies (Specialty) net sales for the three months ended July 30, 2021 increased 42 percent as compared to the corresponding period in the prior fiscal year. Pelvic Health saw continued strength led by sales of the recently launched InterStim Micro neurostimulator and SureScan MRI leads. Neurovascular's growth was driven by strong performance in emerging markets, as well as strength in flow diversion and liquid embolic products. ENT experienced growth due to the aforementioned recovery in procedure volumes, particularly outside of the U.S.
Neuromodulation (NM) net sales for the three months ended July 30, 2021 increased 40 percent as compared to the corresponding period in the prior fiscal year. Sales grew across all businesses due to the aforementioned recovery in procedural volumes when compared to the corresponding period in the prior fiscal year. Net sales growth was driven by continued strong adoption of the DTM (differential target multiplexed) proprietary waveform in Pain Therapies, and the Percept PC deep brain stimulation (DBS) device with BrainSense technology in Brain Modulation.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
•Continued growth from Enabling Technologies including StealthStation and O-Arm Imaging Systems, Midas, and ENT Navigation and Power Systems, as well as acceptance of the Stealth Autoguide cranial robotic guidance platform.
•Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, our integrated robotics and navigation platform.
•Continued growth from spine titanium interbody implants.
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
•Continued acceptance and growth of our ENT and Pelvic Health therapies within our Specialty Therapies division, including our InterStim therapy with InterStim II and InterStim Micro neurostimulators for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system.
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
•Continued acceptance and growth of our Percept PC DBS device with BrainSense technology, including its treatment of Parkinson's Disease, epilepsy, and other movement disorders.
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
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, consumables, and smart insulin pen systems. Diabetes' net sales for the three months ended July 30, 2021 were $572 million, an increase of 2 percent as compared to the corresponding period in the prior fiscal year. Currency had a favorable impact of $26 million on net sales for the three months ended July 30, 2021. Diabetes' net sales increase was primarily attributable to international growth in integrated CGM and durable pumps, partially offset by continued competitive pressures in the U.S.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Patient demand for the MiniMed 770G insulin pump system, which received U.S. FDA approval in August 2020 and launched in November 2020. The system is powered by SmartGuard technology and features the added benefits of smartphone connectivity and an expanded age indication to children as young as age two.
•Continued future growth internationally for the MiniMed 780G insulin pump system. The MiniMed 780G system was approved in the E.U. in June 2020 and launched in over 30 countries on four continents outside the U.S., primarily in Europe, starting in October 2020. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
•Continued acceptance and growth of the Guardian Connect CGM system, which displays glucose information directly to a smartphone to help ensure patients have access to their glucose levels seamlessly and discretely. During the first quarter of fiscal year 2021, we introduced the Guardian Connect system for Android devices. The Guardian Connect CGM system is now available on both Apple iOS and Android devices.
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

•Our ability to successfully develop and obtain regulatory approval of the products within our pipeline, which include our MiniMed 780G insulin pump and the Guardian 4 sensor, which have been submitted to the U.S. FDA. These technologies feature our next-generation algorithms by further automating insulin delivery.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three months ended July 30, 2021 and July 31, 2020:
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three months ended July 30, 2021 was $2.6 billion as compared to $2.5 billion for the corresponding period in the prior fiscal year. The decrease in cost of products sold as a percentage of net sales was largely due to increased expenses in the prior year comparable period as a result of COVID-19. During the three months ended July 31, 2020, the conditions of the pandemic resulted in period expensing some of our fixed overhead costs due to idle capacity at certain manufacturing facilities and included a negative impact from mix, as products in higher demand had lower gross margins. The three months ended July 30, 2021 included $58 million of inventory write-downs associated with our June 3, 2021 decision to stop the distribution and sale of Medtronic's HVAD System (MCS charges).
Research and Development Expense We remain committed to accelerating the development of meaningful innovations to deliver better patient outcomes at appropriate costs that lead to enhanced quality of life and may be validated by clinical and economic evidence. We are also focused on expanding access to quality healthcare. Research and development expense for the three months ended July 30, 2021 was $750 million as compared to $621 million for the corresponding period in the prior fiscal year. The three months ended July 30, 2021 included $90 million of asset acquisitions and certain license payments for unapproved technology primarily in our Diabetes segment.
In fiscal year 2021, we entered into arrangements with third parties to fund the development of certain technologies in our Diabetes segment. As there is a substantive and genuine transfer of risk to the third parties, the development funding provided is recognized as an obligation to perform contractual services, and therefore is recorded as income in other operating expense (income), net in the consolidated statements of income in the period the corresponding research and development expenses are incurred. If the technologies receive regulatory approval and are successfully commercialized, we will pay royalties to the third parties. For the three months ended July 30, 2021, no projects were significant, either individually or in aggregate, to our consolidated results.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses.
Selling, general, and administrative expense for the three months ended July 30, 2021 was $2.5 billion, as compared to $2.4 billion for the corresponding period in the prior fiscal year. The decrease in selling, general, and administrative expense as a percentage of net sales was primarily driven by net sales growth as a result of the recovery of elective procedures.

The following is a summary of other costs and expenses (income):

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Amortization of intangible assets	$436	$440
Restructuring charges, net	11	53
Certain litigation charges, net	26	(88)
Other operating expense (income), net	760	(114)
Other non-operating income, net	(111)	(82)
Interest expense	137	171

Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net
Enterprise Excellence
In the third quarter of fiscal year 2018, we announced a multi-year global Enterprise Excellence Program designed to drive long-term business growth and sustainable efficiency. The Enterprise Excellence Program was designed to further leverage our global size and scale as well as enhance the customer and employee experience.
The Enterprise Excellence Program focuses on three objectives:
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

The Enterprise Excellence Program was designed to drive operating margin improvement as well as fund investment in strategic growth initiatives, with expected gross savings of more than $3.0 billion from cost reductions and leverage of our fixed infrastructure by the end of this fiscal year. Approximately $500 million to $700 million of gross annual savings are expected to be achieved through the end of fiscal year 2022.

Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $1.4 billion in connection with the Enterprise Excellence program. In total, the Company estimates it will recognize approximately $1.6 billion to $1.8 billion of exit and disposal costs and other costs related to the Enterprise Excellence program, the majority of which are expected to be incurred by the end of this fiscal year. Approximately 40 percent of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries and benefits for employees supporting the program, including program management and transition teams, and strategic and operational consulting services related to the three objectives of the program discussed above. The charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 30, 2021, we recognized net charges of $74 million associated with our Enterprise Excellence Program, including $11 million recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $33 million recognized within cost of products sold and $30 million recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 31, 2020, we recognized net charges of $77 million associated with our Enterprise Excellence Program, including $4 million recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $27 million recognized within cost of products sold, and $47 million recognized within selling, general and administrative expense in the consolidated statements of income.

Simplification

In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while also more efficiently and effectively leveraging our enterprise scale. Under the oversight of the portfolio leaders, this new operating model, which became fully operational the beginning of the fourth quarter of fiscal year 2021, simplifies our organizational structure and accelerates decision-making and execution. Primary activities of the restructuring program included reorganizing our business into a portfolio-level structure, including the creation of highly focused, accountable and empowered Operating Units (OUs), consolidating operations at the enterprise level, establishing Technology Development Centers in areas where we have deep core technology competencies to be leveraged by multiple OUs, and forming dedicated sales organizations that leverage our scale but move with the same agility as our smaller, local competitors.

The Simplification program was designed to streamline our operating model, improve competitiveness, and enhance the customer and employee experience, will result in substantial reduction in selling, general, and administrative expenses, the majority of which are expected to be achieved through the end of this fiscal year. Annual savings of approximately $450 million to $475 million are expected to be realized by the various components of the Simplification program.

Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $274 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $400 million to $450 million of exit and disposal costs and other costs related to the Simplification program, the majority of which are expected to be incurred by the end of this fiscal year. Approximately three quarters of the estimated charges are related to employee termination benefits. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.

For the three months ended July 30, 2021, we recognized charges of $7 million which included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges were recognized within selling, general and administrative expense in the consolidated statements of income.

For the three months ended July 31, 2020, we recognized charges of $51 million, which primarily included $50 million recognized within restructuring charges, net in the consolidated statements of income, mostly comprised of employee termination benefits.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges, Net We classify litigation charges and gains related to significant legal matters as certain litigation charges. Information regarding certain litigation charges, net is included in Note 16 to the current period's consolidated financial statements.
Other Operating Expense (Income), Net Other operating expense (income), net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, changes in amounts accrued for certain contingent liabilities for a past acquisition, MCS charges, and income from funded research and development arrangements.
For the three months ended July 30, 2021, the change in other operating expense (income), net was primarily driven by MCS charges recorded during the period. The charges of $668 million primarily included $409 million of intangible asset impairments and $211 million for commitments and obligations, including customer support obligations, restructuring, and other associated costs. The change was also driven by a change in amounts accrued for certain contingent liabilities for a past acquisition resulting in a $132 million gain for the three months ended July 31, 2020. Additionally, the change was driven by remeasurement expense and our hedging programs, which combined, resulted in a net loss of $33 million for the three months ended July 30, 2021, as compared to a net gain of $31 million for the three months ended July 31, 2020. Additional information regarding the MCS charges is included in Note 5 Restructuring and Other Costs.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
The increase in other non-operating income, net is primarily attributable to gains on our equity method and minority investment portfolios partially offset by a decrease in interest income. Gains on equity method and minority investments were $43 million and $7 million for the three months ended July 30, 2021 and July 31, 2020, respectively. Interest income was $43 million and $52 million for the three months ended July 30, 2021 and July 31, 2020, respectively, with decreases driven by the decline in global interest rates.

Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. The decrease in interest expense during the three months ended July 30, 2021 was primarily due to a decrease in the weighted-average interest rate of outstanding debt obligations driven by our debt issuance and tender transactions in the second quarter of fiscal year 2021.
INCOME TAXES

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Income tax provision	$64	$93
Income before income taxes	833	584
Effective tax rate	7.7%	15.9%

Non-GAAP income tax provision	$290	$137
Non-GAAP income before income taxes	2,201	977
Non-GAAP Nominal Tax Rate	13.2%	14.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	5.5%	(1.9)%

Our effective tax rate for the three months ended July 30, 2021 was 7.7 percent, as compared to 15.9 percent for the three months ended July 31, 2020. The decrease in our effective tax rate for the three months ended July 30, 2021, as compared to the corresponding period in the prior fiscal year, was primarily due to the tax impact of the MCS charges and year-over-year changes in operational results by jurisdiction partially offset by certain tax adjustments, including a $39 million charge related to a change in the Company's permanent reinvestment assertion on certain historical earnings.
Our Non-GAAP Nominal Tax Rate for the three months ended July 30, 2021 was 13.2 percent, as compared to 14.0 percent for the three months ended July 31, 2020. The decrease in our Non-GAAP Nominal Tax Rate was primarily due to the impact of year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 30, 2021 of approximately $22 million.

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of July 30, 2021 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 30, 2021	July 31, 2020
Cash provided by (used in):
Operating activities	$1,292	$278
Investing activities	(784)	8
Financing activities	(1,055)	1,959
Effect of exchange rate changes on cash and cash equivalents	(42)	114
Net change in cash and cash equivalents	$(589)	$2,359
Operating Activities The $1.0 billion increase in net cash provided was primarily driven by an increase in cash collected from customers, partially offset by an increase in cash paid for income taxes and cash paid to employees. The increase in cash collected from customers was primarily related to COVID-19 driving decreased sales in the fourth quarter of fiscal year 2020 and first quarter of fiscal year 2021. The increase in cash paid for income taxes in the three months ended July 30, 2021 was primarily due to a tax payment associated with a foreign audit settlement. Cash paid to employees increased due to higher annual incentive plan payouts compared the corresponding period in the prior fiscal year.
Investing Activities The $792 million increase in net cash used was primarily attributable to an increase in net purchases of investments of $688 million during the three months ended July 30, 2021, as compared to the corresponding period in the prior fiscal year.
Financing Activities The $3.0 billion increase in net cash used was largely the result of the Mizuho Bank term loan under which the Company borrowed $2.8 billion in the first quarter of the prior fiscal year. Also contributing to the total increase in cash used was the increase in net cash used for share repurchases of $315 million. For more information on the aforementioned Mizuho Bank term loan, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at July 30, 2021 was $26.0 billion as compared to $26.4 billion at April 30, 2021. The decrease in total debt was driven by fluctuations in exchanges rates as it pertains to our Euro-denominated senior notes.
We repurchase our ordinary shares from time to time as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three months ended July 30, 2021, the Company repurchased a total of 2 million shares under this program at an average price of $126.23. At July 30, 2021, we had approximately $5.1 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Liquidity
Our liquidity sources at July 30, 2021 included $3.0 billion of cash and cash equivalents and $7.6 billion of current investments. Additionally, we maintain a commercial paper program (no commercial paper outstanding at July 30, 2021) and a Credit Facility.

Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both July 30, 2021 and April 30, 2021, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2025. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At July 30, 2021 and April 30, 2021, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	July 30, 2021	April 30, 2021
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at July 30, 2021 were unchanged as compared to the ratings at April 30, 2021. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 30, 2021.
ACQUISITIONS
Intersect ENT Pending Acquisition

On August 6, 2021, Medtronic and Intersect ENT entered into a definitive agreement in which Medtronic will acquire all outstanding shares of Intersect ENT for $28.25 per share in an all-cash transaction valued at approximately $1.1 billion. The acquisition is expected to close toward the end of fiscal year 2022 pending clearance of anti-trust filings, approval by Intersect ENT’s stockholders, and other closing conditions.
Additional information regarding acquisitions is included in Note 4 to the current period's consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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
As of July 30, 2021, there were no material changes to our critical accounting estimates.
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
Guarantees of Medtronic Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – Medtronic, Inc.
•Subsidiary Guarantor – Medtronic Luxco
Guarantees of Medtronic Luxco Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – Medtronic Luxco
•Subsidiary Guarantor – Medtronic, Inc.
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the three months ended July 30, 2021 and summarized balance sheet information at July 30, 2021 and April 30, 2021 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the three months ended July 30, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$523	$—
Operating profit (loss)	(8)	38
Loss before income taxes	(236)	(187)
Net loss attributable to Medtronic	(189)	(224)
The summarized balance sheet information at July 30, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$20,913	$9,445
Total noncurrent assets(4)	11,522	8,101
Total current liabilities(5)	29,130	19,170
Total noncurrent liabilities(6)	56,034	62,852
Noncontrolling interests	178	178
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
(3)Includes receivables due from non-guarantor subsidiaries of $19.8 billion and $8.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $8.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $27.4 billion and $19.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $28.7 billion and $43.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

The summarized balance sheet information at April 30, 2021 was as follows:

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 30, 2021 and April 30, 2021 was $15.0 billion and $14.7 billion, respectively. At July 30, 2021, these contracts were in a net unrealized loss position of $35 million. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 30, 2021 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	July 30, 2021
10% appreciation in the U.S. dollar	$1,095
10% depreciation in the U.S. dollar	(1,095)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three months ended July 30, 2021.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 30, 2021 was comprised of debt predominately denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at July 30, 2021, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	July 30, 2021
10 basis point increase in interest rates	$19
10 basis point decrease in interest rates	(19)
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2022:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
5/1/2021-5/28/2021	1,297,191	$126.83	1,297,191	$5,277,134,958
5/29/2021-7/2/2021	644,294	124.22	644,294	5,147,101,211
7/3/2021-7/30/2021	522,484	127.20	522,484	5,080,638,969
Total	2,463,969	$126.23	2,463,969	5,080,638,969
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations.

Item 5. Other Information
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
During the first quarter of fiscal year 2022, in the normal course of business and consistent with the authorization of Cyber GL 1B, Medtronic Russia filed four notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. Medtronic intends to continue engaging in activities for which it is authorized by Cyber GL 1B (or any successor GL), to the extent necessary to comply with local law requirements in Russia.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	September 2, 2021	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Global Controller and Chief Accounting Officer
(Principal Accounting Officer)