Form 10-Q
period 2021-10-29
Medtronic plc
filed 2021-12-02
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 29, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of November 30, 2021, 1,344,557,784 ordinary shares, par value $0.0001, and 1,872 A preferred shares, par value $1.00, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net sales	$7,847	$7,647	$15,835	$14,154
Costs and expenses:
Cost of products sold	2,497	2,705	5,095	5,209
Research and development expense	676	639	1,426	1,260
Selling, general, and administrative expense	2,615	2,600	5,163	5,017
Amortization of intangible assets	431	443	866	884
Restructuring charges, net	10	97	21	150
Certain litigation charges, net	34	84	60	(4)
Other operating expense, net	21	149	781	35
Operating profit	1,563	930	2,422	1,603
Other non-operating income, net	(66)	(65)	(177)	(147)
Interest expense	136	470	273	641
Income before income taxes	1,493	525	2,326	1,109
Income tax provision	176	31	240	124
Net income	1,317	494	2,086	985
Net income attributable to noncontrolling interests	(6)	(5)	(12)	(9)
Net income attributable to Medtronic	$1,311	$489	$2,074	$976
Basic earnings per share	$0.97	$0.36	$1.54	$0.73
Diluted earnings per share	$0.97	$0.36	$1.53	$0.72
Basic weighted average shares outstanding	1,345.1	1,344.4	1,344.8	1,343.1
Diluted weighted average shares outstanding	1,355.3	1,352.1	1,355.9	1,351.1

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net income	$1,317	$494	$2,086	$985

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	(56)	(12)	(44)	113
Translation adjustment	(247)	144	(602)	1,261
Net investment hedge	356	(164)	780	(1,276)
Net change in retirement obligations	18	17	37	20
Unrealized gain (loss) on cash flow hedges	95	(45)	269	(395)
Other comprehensive income (loss)	166	(60)	440	(277)
Comprehensive income including noncontrolling interests	1,483	434	2,526	708
Comprehensive income attributable to noncontrolling interests	(5)	(6)	(9)	(15)
Comprehensive income attributable to Medtronic	$1,478	$428	$2,517	$693

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 29, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,900	$3,593
Investments	7,769	7,224
Accounts receivable, less allowances and credit losses of $255 and $241, respectively	5,493	5,462
Inventories, net	4,349	4,313
Other current assets	2,220	1,955
Total current assets	22,731	22,548
Property, plant, and equipment	12,978	12,700
Accumulated depreciation	(7,790)	(7,479)
Property, plant, and equipment, net	5,188	5,221
Goodwill	41,612	41,961
Other intangible assets, net	16,523	17,740
Tax assets	3,203	3,169
Other assets	2,499	2,443
Total assets	$91,756	$93,083
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$16	$11
Accounts payable	1,917	2,106
Accrued compensation	1,934	2,482
Accrued income taxes	467	435
Other accrued expenses	3,469	3,475
Total current liabilities	7,803	8,509
Long-term debt	25,607	26,378
Accrued compensation and retirement benefits	1,505	1,557
Accrued income taxes	2,110	2,251
Deferred tax liabilities	1,024	1,028
Other liabilities	1,547	1,756
Total liabilities	39,596	41,481
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,344,861,769 and 1,345,400,671 shares issued and outstanding, respectively	—	—
Additional paid-in capital	26,059	26,319
Retained earnings	28,974	28,594
Accumulated other comprehensive loss	(3,042)	(3,485)
Total shareholders’ equity	51,991	51,428
Noncontrolling interests	168	174
Total equity	52,159	51,602
Total liabilities and equity	$91,756	$93,083

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	763	—	763	6	769
Other comprehensive (loss) income	—	—	—	—	276	276	(2)	274
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(846)	—	(846)	—	(846)
Issuance of shares under stock purchase and award plans	2	—	107	—	—	107	—	107
Repurchase of ordinary shares	(2)	—	(311)	—	—	(311)	—	(311)
Stock-based compensation	—	—	69	—	—	69	—	69
July 30, 2021	1,345	$—	$26,184	$28,511	$(3,209)	$51,486	$178	$51,664
Net income	—	—	—	1,311	—	1,311	6	1,317
Other comprehensive (loss) income	—	—	—	—	167	167	(1)	166
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(847)	—	(847)	—	(847)
Issuance of shares under stock purchase and award plans	3	—	92	—	—	92	—	92
Repurchase of ordinary shares	(3)	—	(358)	—	—	(358)	—	(358)
Stock-based compensation	—	—	140	—	—	140	—	140
Changes to noncontrolling ownership interests	—	—	1	—	—	1	(16)	(15)
October 29, 2021	1,345	$—	$26,059	$28,974	$(3,042)	$51,991	$168	$52,159

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	487	—	487	4	491
Other comprehensive (loss) income	—	—	—	—	(222)	(222)	5	(217)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(778)	—	(778)	—	(778)
Issuance of shares under stock purchase and award plans	2	—	26	—	—	26	—	26
Stock-based compensation	—	—	70	—	—	70	—	70
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(1)	—	—	—	(24)	—	(24)	—	(24)
July 31, 2020	1,343	$—	$26,261	$27,817	$(3,782)	$50,296	$147	$50,443
Net income	—	—	—	489	—	489	5	494
Other comprehensive (loss)	—	—	—	—	(61)	(61)	1	(60)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(780)	—	(780)	—	(780)
Issuance of shares under stock purchase and award plans	2	—	93	—	—	93	—	93
Stock-based compensation	—	—	140	—	—	140	—	140
Changes to noncontrolling ownership interests	—	—	(13)	—	—	(13)	(1)	(14)
October 30, 2020	1,345	$—	$26,481	$27,526	$(3,843)	$50,164	$152	$50,316
(1) The cumulative effect of the change in accounting principle during the first quarter of fiscal year 2021 resulted from the adoption of accounting guidance that changed the methodology to be used when measuring credit losses for certain financial instruments and financial assets, including trade receivables. As a result of the adoption, the Company adjusted the opening balance of retained earnings for $24 million as of April 25, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 29, 2021	October 30, 2020
Operating Activities:
Net income	$2,086	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,347	1,340
Provision for doubtful accounts	34	86
Deferred income taxes	(78)	(69)
Stock-based compensation	209	210
Loss on debt extinguishment	—	308
MCS asset impairment and inventory write-down	515	—
Other, net	130	112
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(171)	(669)
Inventories	(156)	(145)
Accounts payable and accrued liabilities	(446)	108
Other operating assets and liabilities	(409)	(127)
Net cash provided by operating activities	3,061	2,139
Investing Activities:
Acquisitions, net of cash acquired	(91)	(370)
Additions to property, plant, and equipment	(649)	(615)
Purchases of investments	(5,311)	(5,360)
Sales and maturities of investments	4,637	4,337
Other investing activities, net	(79)	(4)
Net cash used in investing activities	(1,493)	(2,012)
Financing Activities:
Change in current debt obligations, net	—	(57)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,789
Issuance of long-term debt	—	7,172
Payments on long-term debt	(1)	(6,336)
Dividends to shareholders	(1,693)	(1,558)
Issuance of ordinary shares	274	119
Repurchase of ordinary shares	(744)	(68)
Other financing activities	(46)	(70)
Net cash provided by (used in) financing activities	(2,210)	1,991
Effect of exchange rate changes on cash and cash equivalents	(51)	162
Net change in cash and cash equivalents	(693)	2,280
Cash and cash equivalents at beginning of period	3,593	4,140
Cash and cash equivalents at end of period	$2,900	$6,420

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$615	$384
Interest	280	321
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
The Covid-19 pandemic ("COVID-19" or the "pandemic") has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and six months ended October 29, 2021, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
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
2. New Accounting Pronouncements
Recently Adopted
For the three and six months ended October 29, 2021, there were no newly adopted accounting pronouncements that had a material impact to our consolidated financial statements. As of October 29, 2021, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three and six months ended October 29, 2021 and October 30, 2020:

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Cardiac Rhythm & Heart Failure	$1,471	$1,426	$2,954	$2,673
Structural Heart & Aortic	750	733	1,537	1,360
Coronary & Peripheral Vascular	606	567	1,226	1,125
Cardiovascular	2,827	2,725	5,717	5,158
Surgical Innovations	1,497	1,393	3,051	2,473
Respiratory, Gastrointestinal, & Renal	802	893	1,570	1,613
Medical Surgical	2,299	2,285	4,621	4,086
Cranial & Spinal Technologies	1,067	1,071	2,189	2,015
Specialty Therapies	634	581	1,275	1,035
Neuromodulation	435	411	875	725
Neuroscience	2,136	2,063	4,340	3,774
Diabetes	585	574	1,157	1,136
Total	$7,847	$7,647	$15,835	$14,154

The table below illustrates net sales by market geography for each segment for the three and six months ended October 29, 2021 and October 30, 2020:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Cardiovascular	$1,373	$1,377	$948	$945	$506	$404
Medical Surgical	970	996	841	837	488	452
Neuroscience	1,394	1,397	433	426	309	240
Diabetes	261	284	256	238	69	51
Total	$3,997	$4,054	$2,478	$2,446	$1,372	$1,147

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Six months ended		Six months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Cardiovascular	$2,793	$2,582	$1,952	$1,798	$972	$778
Medical Surgical	1,959	1,718	1,710	1,556	951	811
Neuroscience	2,840	2,533	898	802	602	439
Diabetes	506	572	519	465	132	100
Total	$8,098	$7,405	$5,079	$4,621	$2,658	$2,128
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At October 29, 2021, $1.1 billion of rebates were classified as other accrued expenses, and $518 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 30, 2021, $906 million of rebates were classified as other accrued expenses, and $485 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. For the three and six months ended October 29, 2021 and October 30, 2020, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at October 29, 2021 and April 30, 2021 was $365 million and $368 million, respectively. At October 29, 2021 and April 30, 2021, $267 million and $276 million was included in other accrued expenses, respectively, and $98 million and $93 million was included in other liabilities, respectively. During the six months ended October 29, 2021, the Company recognized $155 million of revenue that was included in deferred revenue as of April 30, 2021.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At October 29, 2021, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $1.1 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
4. Acquisitions
During the three and six months ended October 29, 2021 and October 30, 2020, the Company had acquisitions that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and six months ended October 29, 2021 and October 30, 2020. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. For the three and six months ended October 29, 2021, purchase price allocation adjustments were not significant.
Fiscal Year 2022
The acquisition date fair value of net assets acquired during the six months ended October 29, 2021 was $125 million, consisting of $154 million of assets acquired and $29 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $50 million of technology-based intangible assets with estimated useful lives ranging from 15 to 16 years and $80 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $31 million of contingent consideration liabilities in connection with business combinations during the six months ended October 29, 2021, which are comprised of revenue and product development milestone-based payments.
Fiscal Year 2021
The acquisition date fair value of net assets acquired during the six months ended October 30, 2020 was $539 million, consisting of $577 million of assets acquired and $38 million of liabilities assumed. Assets acquired were primarily comprised of $156 million of technology-based intangible assets with estimated useful lives ranging from 10 to 15 years and $381 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $158 million of contingent consideration liabilities in connection with business combinations during the six months ended October 30, 2020, which are comprised of revenue and product development milestone-based payments. Additionally, during the six months ended October 30, 2020, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities from a recent acquisition. The benefit was recognized in other operating expense, net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020. Purchase price allocation adjustments were not significant as a result of final valuations.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. The Company did not acquire any IPR&D in connection with asset acquisitions during the three months ended October 29, 2021. During the six months ended October 29, 2021, the Company acquired $90 million of IPR&D in connection with asset acquisitions, which was recognized in research and development expense in the consolidated statements of income. During the three and six months ended October 30, 2020, IPR&D acquired in connection with asset acquisitions was not significant.

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
The fair value of contingent consideration at October 29, 2021 and April 30, 2021 was $269 million and $270 million, respectively. At October 29, 2021, $66 million was recorded in other accrued expenses, and $203 million was recorded in other liabilities in the consolidated balance sheet. At April 30, 2021, $78 million was recorded in other accrued expenses, and $192 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Beginning balance	$294	$297	$270	$280
Purchase price contingent consideration	31	158	31	158
Purchase price allocation adjustments	—	—	25	—
Payments	(30)	(1)	(41)	(2)
Change in fair value	(26)	7	(16)	25
Ending balance	$269	$461	$269	$461
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

	Fair Value at
(in millions)	October 29, 2021	Unobservable Input	Range	Weighted Average (1)
		Discount rate	5.5% - 31.6%	16.9%
Revenue and other performance-based payments	$211	Probability of payment	30% - 100%	89.7%
		Projected fiscal year of payment	2022 - 2027	2024
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$58	Probability of payment	70% - 100%	90.6%
		Projected fiscal year of payment	2022 - 2025	2024
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

5. Restructuring and Other Costs
Enterprise Excellence
In the third quarter of fiscal year 2018, the Company announced its Enterprise Excellence restructuring program. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $1.4 billion in connection with the Enterprise Excellence program. In total, the Company estimates it will recognize approximately $1.6 billion to $1.8 billion of exit and disposal costs and other costs related to the Enterprise Excellence program, and the majority of the remaining estimated charges are expected to be incurred by the end of this fiscal year.
For the three and six months ended October 29, 2021, the Company recognized net charges of $62 million and $136 million, of which $31 million and $64 million, respectively, were recognized within cost of products sold and $27 million and $57 million, respectively, were recognized within selling, general, and administrative expense in the consolidated statements of income. For the three and six months ended October 30, 2020, the Company recognized net charges of $87 million and $164 million, of which $32 million and $59 million, respectively, were recognized within cost of products sold and $48 million and $95 million, respectively, were recognized within selling, general, and administrative expense in the consolidated statements of income.

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the six months ended October 29, 2021:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 30, 2021	$64	$18	$1	$83
Charges	17	121	—	138
Cash payments	(25)	(123)	—	(148)
Accrual adjustments(2)	(2)	—	—	(2)
October 29, 2021	$54	$16	$1	$71
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)Accrual adjustments relate to certain employees identified for termination finding other positions within the Company and contract terminations being settled for less than originally estimated.
Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $293 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $400 million to $450 million of exit and disposal costs and other costs related to the Simplification program, and the majority of the remaining estimated charges are expected to be incurred by the end of this fiscal year.
For the three and six months ended October 29, 2021, the Company recognized net charges of $18 million and $25 million, respectively, of which $9 million and $16 million were recognized within selling, general, and administrative expense in the consolidated statements of income. For the three and six months ended October 30, 2020, the Company recognized net charges of $94 million and $145 million, respectively, which included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. The net charges for the three and six months ended October 30, 2020 also included $2 million and $3 million, respectively, within selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to the Simplification restructuring program for six months ended October 29, 2021:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 30, 2021	$59	$4	$63
Charges	13	16	29
Cash payments	(48)	(16)	(64)
Accrual adjustments(2)	(5)	—	(5)
October 29, 2021	$19	$4	$23
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2) Accrual adjustments relate to certain employees identified for termination finding other positions within the Company.
Mechanical Circulatory Support (MCS)
On June 3, 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. In connection with this decision, the Company recorded charges of $726 million (MCS charges) within the Cardiovascular segment during the three months ended July 30, 2021, including $58 million recognized in costs of products sold and $668 million recognized within other operating expense, net in the consolidated statement of income. The charges included $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $211 million for commitments and obligations associated with the decision, which included charges for patient support obligations, restructuring, and other associated costs. As of October 29, 2021, accruals were recorded in the consolidated balance sheet for these obligations, with $86 million reflected in other accrued expenses and $30 million recorded in other liabilities. Medtronic remains committed to serving the needs of the approximately 4,000 patients currently implanted with the HVAD system.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at October 29, 2021 and April 30, 2021:

	October 29, 2021
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$513	$20	$(3)	$530	$530	$—
Level 2:
Corporate debt securities	5,025	72	(18)	5,079	5,079	—
U.S. government and agency securities	918	—	(9)	909	909	—
Mortgage-backed securities	647	15	(15)	646	646	—
Non-U.S. government and agency securities	24	1	—	25	25	—
Certificates of deposit	15	—	—	15	15	—
Other asset-backed securities	558	3	(1)	560	560	—
Debt funds	6	—	—	6	6	—
Total Level 2	7,193	91	(44)	7,240	7,240	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,741	$111	$(49)	$7,803	$7,769	$33

	April 30, 2021
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$505	$26	$(3)	$528	$528	$—
Level 2:
Corporate debt securities	4,557	103	(13)	4,647	4,647	—
U.S. government and agency securities	810	—	(7)	804	804	—
Mortgage-backed securities	645	21	(16)	650	650	—
Non-U.S. government and agency securities	31	1	—	33	33	—
Certificates of deposit	19	—	—	19	19	—
Other asset-backed securities	534	4	(1)	537	537	—
Debt funds	7	—	—	7	7	—
Total Level 2	6,603	129	(36)	6,696	6,696	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,144	$155	$(42)	$7,257	$7,224	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 29, 2021 and April 30, 2021:

	October 29, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$—	$—	$943	$(12)
Corporate debt securities	—	—	3,312	(18)
Mortgage-backed securities	—	—	645	(15)
Other asset-backed securities	—	—	542	(1)
Auction rate securities	—	—	33	(3)
Total	$—	$—	$5,475	$(49)

	April 30, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$946	$(10)	$—	$—
Corporate debt securities	—	—	3,209	(13)
Mortgage-backed securities	—	—	650	(16)
Other asset-backed securities	—	—	531	(1)
Auction rate securities	—	—	33	(3)
Total	$946	$(10)	$4,423	$(32)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended October 29, 2021 and October 30, 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Proceeds from sales	$2,299	$1,932	$4,751	$4,335
Gross realized gains	4	3	8	8
Gross realized losses	(2)	(1)	(4)	(7)
The October 29, 2021 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 29, 2021
Due in one year or less	$2,299
Due after one year through five years	3,199
Due after five years through ten years	1,646
Due after ten years	658
Total	$7,803

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The following table summarizes the Company's equity and other investments at October 29, 2021 and April 30, 2021, which are classified as other assets in the consolidated balance sheets:

(in millions)	October 29, 2021	April 30, 2021
Investments with readily determinable fair value (marketable equity securities)	$85	$74
Investments without readily determinable fair values	616	537
Equity method and other investments	80	76
Total equity and other investments	$781	$687
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Proceeds from sales	$14	$2	$66	$2
Gross gains	12	2	70	14
Gross losses	(15)	(2)	(20)	(2)
Impairment losses recognized	—	—	(10)	(2)
During the three and six months ended October 29, 2021, there were $8 million of net unrealized losses and $7 million of net unrealized gains, respectively, on equity securities and other investments still held at October 29, 2021. The net unrealized gains recognized during the three months ended October 30, 2020 were not significant. During the six months ended October 30, 2020, there were $12 million of net unrealized gains on equity securities and other investments still held at October 30, 2020.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. No commercial paper was outstanding at October 29, 2021 and April 30, 2021. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At October 29, 2021 and April 30, 2021, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	October 29, 2021	April 30, 2021
Current debt obligations	2022 - 2023	$16	$11

Long-term debt
0.000 percent three-year 2019 senior notes	2023	870	907
0.375 percent four-year 2019 senior notes	2023	1,740	1,813
0.000 percent two-year 2020 senior notes	2023	1,450	1,511
3.500 percent ten-year 2015 senior notes	2025	1,890	1,890
0.250 percent six-year 2019 senior notes	2026	1,160	1,209
0.000 percent five-year 2020 senior notes	2026	1,160	1,209
1.125 percent eight-year 2019 senior notes	2027	1,740	1,813
3.350 percent ten-year 2017 senior notes	2027	368	368
0.375 percent eight-year 2020 senior notes	2029	1,160	1,209
1.625 percent twelve-year 2019 senior notes	2031	1,160	1,209
1.000 percent twelve-year 2019 senior notes	2032	1,160	1,209
0.750 percent twelve-year 2020 senior notes	2033	1,160	1,209
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,160	1,209
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,160	1,209
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,160	1,209
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,160	1,209
1.625 percent thirty-year 2020 senior notes	2051	1,160	1,209
Finance lease obligations	2022 - 2036	59	62
Deferred financing costs	2022 - 2051	(117)	(125)
Debt discount, net	2022 - 2051	(66)	(75)
Long-term debt		$25,607	$26,378
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Financial Instruments Not Measured at Fair Value
At October 29, 2021, the estimated fair value of the Company’s Senior Notes was $28.0 billion compared to a principal value of $25.7 billion. At April 30, 2021, the estimated fair value was $28.6 billion compared to a principal value of $26.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $15.2 billion and $14.7 billion at October 29, 2021 and April 30, 2021, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at October 29, 2021 and April 30, 2021 was $5.1 billion and $5.7 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at October 29, 2021 and April 30, 2021 was $261 million and $243 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating or financing activities, depending on the nature of the underlying hedged item, in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 29, 2021 and April 30, 2021 was $10.1 billion and $9.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net or cost of products sold in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows.
At October 29, 2021 and April 30, 2021, the Company had $16 million in after-tax net unrealized gains and $253 million in after-tax net unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $34 million of after-tax net unrealized gains at October 29, 2021 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At October 29, 2021, the Company had €16.0 billion, or $18.6 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations. The Euro-denominated debt will mature in fiscal years 2023 through 2051.
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
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on our hedging instruments and derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and six months ended October 29, 2021 and October 30, 2020 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income				(Gain) Loss Reclassified into Income

	Three months ended		Six months ended		Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Cash flow hedges
Currency exchange rate contracts	$(158)	$16	$(322)	$402	$(14)	$(2)	$5	$(55)	Other operating expense, net
Currency exchange rate contracts	39	47	43	49	14	—	26	—	Cost of products sold
Net investment hedges	(356)	164	(780)	1,276	—	—	—	—	Other operating expense, net
Total	$(475)	$227	$(1,059)	$1,727	$—	$(2)	$31	$(55)

	(Gain) Loss Recognized in Income		(Gain) Loss Recognized in Income
	Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Derivatives not designated as hedging instruments
Currency exchange rate contracts	$(16)	$(2)	$(34)	$125	Other operating expense, net
Total return swaps	(12)	(1)	(25)	(28)	Other operating expense, net
Total	$(28)	$(3)	$(59)	$97

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at October 29, 2021 and April 30, 2021. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	October 29, 2021	April 30, 2021	Classification	October 29, 2021	April 30, 2021	Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$160	$49	Other current assets	$101	$190	Other accrued expenses
Currency exchange rate contracts	75	22	Other assets	50	94	Other liabilities
Total derivatives designated as hedging instruments	235	70		151	285
Derivatives not designated as hedging instruments
Currency exchange rate contracts	8	14	Other current assets	12	11	Other accrued expenses
Total return swaps	10	18	Other current assets	—	—	Other accrued expenses
Total derivatives not designated as hedging instruments	19	32		12	11
Total derivatives	$254	$102		$163	$296
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	October 29, 2021		April 30, 2021
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$244	$10	$85	$18
Derivative liabilities	163	—	296	—
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

	October 29, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$244	$(100)	$—	$144
Total return swaps	10	—	—	10
	254	(100)	—	154
Derivative liabilities:
Currency exchange rate contracts	(163)	100	27	(36)
Total	$91	$—	$27	$118

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 30, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$85	$(83)	$—	$1
Total return swaps	18	—	—	18
	102	(83)	—	19
Derivative liabilities:
Currency exchange rate contracts	(296)	83	46	(167)
Total	$(194)	$—	$46	$(148)
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	October 29, 2021	April 30, 2021
Finished goods	$2,908	$2,906
Work in-process	622	611
Raw materials	819	796
Total	$4,349	$4,313
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 30, 2021	$7,209	$21,195	$11,300	$2,257	$41,961
Goodwill as a result of acquisitions	55	—	26	—	80
Purchase accounting adjustments	26	3	3	(2)	30
Currency translation and other	(32)	(366)	(63)	—	(459)
October 29, 2021	$7,258	$20,832	$11,266	$2,255	$41,612
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Internal operational budgets and long-range strategic plans are used as a basis for the cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital ("WACC") for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The Company did not recognize any goodwill impairment during the three and six months ended October 29, 2021 or October 30, 2020.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	October 29, 2021		April 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,998	$(6,536)	$17,036	$(6,058)
Purchased technology and patents	10,840	(5,327)	11,286	(5,156)
Trademarks and tradenames	475	(259)	475	(251)
Other	83	(63)	82	(68)
Total	$28,396	$(12,185)	$28,879	$(11,533)
Indefinite-lived:
IPR&D	$312	$—	$394	$—
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. During the six months ended October 29, 2021, the Company recognized $409 million of definite-lived intangible asset charges in connection with MCS within the Cardiovascular Portfolio. Refer to Note 5 Restructuring and Other Costs for additional information on what led to the impairment. Intangible asset impairment charges are recognized in other operating expense, net in the consolidated statements of income. The Company did not recognize any definite-lived intangible asset charges during the three months ended October 29, 2021 and the three and six months ended October 30, 2020.

The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying value may be impaired. The Company did not recognize any indefinite-lived intangible asset impairments during the three and six months ended October 29, 2021 or October 30, 2020. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended October 29, 2021 and October 30, 2020 was $431 million and $443 million, respectively. For the six months ended October 29, 2021 and October 30, 2020, intangible asset amortization expense was $866 million and $884 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at October 29, 2021, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2022	$862
2023	1,664
2024	1,630
2025	1,607
2026	1,593
2027	1,569
11. Income Taxes
The Company's effective tax rate for the three and six months ended October 29, 2021 was 11.8 percent and 10.3 percent, respectively, as compared to 5.9 percent and 11.2 percent for the three and six months ended October 30, 2020, respectively. The change in our effective tax rate for the three and six months ended October 29, 2021, as compared to the corresponding periods in the prior fiscal year, was primarily due to the tax impact of the debt tender premium, stock-based compensation benefits, and year-over-year changes in operational results by

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

jurisdiction; and specifically impacting the six months ended comparison are the tax impact of the MCS charges and the tax cost associated with a change in the company's permanent reinvestment assertion on certain historical earnings.
At both October 29, 2021 and April 30, 2021, the Company's gross unrecognized tax benefits were $1.7 billion. In addition, the Company had accrued gross interest and penalties of $110 million at October 29, 2021. If all the Company’s unrecognized tax benefits were recognized, approximately $1.6 billion would impact the Company’s effective tax rate. At October 29, 2021 and April 30, 2021, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $819 million and $809 million, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Numerator:
Net income attributable to ordinary shareholders	$1,311	$489	$2,074	$976
Denominator:
Basic – weighted average shares outstanding	1,345.1	1,344.4	1,344.8	1,343.1
Effect of dilutive securities:
Employee stock options	8.2	5.9	8.4	5.3
Employee restricted stock units	1.7	1.8	2.0	2.3
Other	0.4	—	0.7	0.4
Diluted – weighted average shares outstanding	1,355.3	1,352.1	1,355.9	1,351.1
Basic earnings per share	$0.97	$0.36	$1.54	$0.73
Diluted earnings per share	$0.97	$0.36	$1.53	$0.72
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 4 million and 2 million ordinary shares for the three and six months ended October 29, 2021, respectively, and 8 million for both the three and six months ended October 30, 2020, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and six months ended October 29, 2021 and October 30, 2020:

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Stock options	$35	$43	$45	$51
Restricted stock	52	53	94	103
Performance share units	43	35	50	35
Employee stock purchase plan	9	9	20	21
Total stock-based compensation expense	$140	$140	$209	$210

Cost of products sold	$14	$14	$21	$21
Research and development expense	15	15	23	23
Selling, general, and administrative expense	110	111	165	166
Total stock-based compensation expense	140	140	209	210
Income tax benefits	(26)	(24)	(37)	(36)
Total stock-based compensation expense, net of tax	$114	$116	$172	$174
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 29, 2021 and October 30, 2020:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Special termination benefits	$—	$80	$—	$—
Service cost	25	27	16	17
Interest cost	26	27	7	7
Expected return on plan assets	(57)	(61)	(16)	(14)
Amortization of net actuarial loss	16	17	5	6
Net periodic benefit cost	$10	$90	$12	$16

	U.S.		Non-U.S.
	Six months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Special termination benefits	$—	$80	$—	$—
Service cost	50	54	32	34
Interest cost	52	54	14	13
Expected return on plan assets	(114)	(122)	(32)	(28)
Amortization of net actuarial loss	32	35	10	12
Net periodic benefit cost	$20	$101	$24	$31
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
15. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 30, 2021	$92	$(519)	$(1,458)	$(1,347)	$(253)	$(3,485)
Other comprehensive income (loss) before reclassifications	(41)	(599)	780	4	237	381
Reclassifications	(3)	—	—	33	32	62
Other comprehensive income (loss)	(44)	(599)	780	37	269	443
October 29, 2021	$48	$(1,118)	$(678)	$(1,310)	$16	$(3,042)

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
Other comprehensive income (loss) before reclassifications	114	1,255	(1,276)	(14)	(359)	(280)
Reclassifications	(1)	—	—	34	(36)	(3)
Other comprehensive income (loss)	113	1,255	(1,276)	20	(395)	(283)
October 30, 2020	$113	$(955)	$(1,040)	$(1,832)	$(129)	$(3,843)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the six months ended October 29, 2021 and October 30, 2020 was a benefit of $6 million and an expense of $31 million, respectively. During the six months ended October 29, 2021, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $1 million. During the six months ended October 30, 2020 there was no income tax on realized gains and losses on investment securities reclassified from AOCI. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
During the six months ended October 29, 2021 there was no income tax on cumulative translation adjustment. For the six months ended October 30, 2020 the income tax on cumulative translation adjustment was an expense of $4 million.
During the six months ended October 29, 2021 and October 30, 2020, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the six months ended October 29, 2021 and October 30, 2020, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax expense of $2 million and income tax benefit of $5 million, respectively. During the six months ended October 29, 2021 and October 30, 2020, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $7 million and $8 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the six months ended October 29, 2021 and October 30, 2020 was an expense of $42 million and a benefit of $93 million, respectively. During the six months ended October 29, 2021 and October 30, 2020, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $1 million and $10 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.

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

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During the three and six months ended October 29, 2021, the Company recognized $34 million and $60 million, respectively, of certain litigation charges. During the three and six months ended October 30, 2020, the Company recognized charges of $84 million and a net benefit of $4 million, respectively, primarily due to favorable settlements in the first quarter of fiscal year 2021, partially offset by charges recognized in the second quarter of fiscal year 2021. At October 29, 2021 and April 30, 2021, accrued litigation was approximately $0.3 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of November 3, 2021, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.

Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs filed lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, where they have been consolidated before a single judge. Certain plaintiffs' law firms have advised the Company that they may file a large volume of additional cases in the future. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

these matters because any potential loss is not currently probable or reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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

Following a trial in March 2002, the Court held that conditions in the Penobscot River and Bay may pose an imminent and substantial endangerment and that the Company’s predecessor was liable for the cost of performing a study of the River and Bay. Following a second trial in June 2014, the Court ordered that further engineering study and engineering design work was needed to determine the nature and extent of remediation in the Penobscot River and Bay. The Court also appointed an engineering firm to conduct such studies and issue a report on potential remediation alternatives. In connection with these proceedings, reports have been produced including a variety of cost estimates for a variety of potential remedial options. In March 2021, the parties notified the Court that they had agreed on a settlement in principle of all issues in this matter. Finalization of the proposed settlement remains subject to Court approval.

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Cardiovascular	$1,095	$992	$2,256	$1,751
Medical Surgical	908	775	1,823	1,230
Neuroscience	887	805	1,850	1,327
Diabetes	157	132	290	235
Segment operating profit	3,047	2,704	6,219	4,543
Interest expense	(136)	(470)	(273)	(641)
Other non-operating income, net	66	65	177	147
Amortization of intangible assets	(431)	(443)	(866)	(884)
Corporate	(415)	(460)	(864)	(825)
Centralized distribution costs	(516)	(542)	(981)	(940)
Restructuring and associated costs	(77)	(179)	(159)	(307)
Acquisition-related items	13	(47)	(96)	49
Certain litigation charges, net	(34)	(84)	(60)	4
MCS impairments / costs	—	—	(726)	—
Medical device regulations	(24)	(19)	(45)	(37)
Income before income taxes	$1,493	$525	$2,326	$1,109
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and six months ended October 29, 2021 and October 30, 2020 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Ireland	$27	$24	$52	$49

United States	3,997	4,054	8,098	7,405
Rest of world	3,823	3,569	7,685	6,700
Total other countries, excluding Ireland	7,820	7,623	15,783	14,105
Total	$7,847	$7,647	$15,835	$14,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and six months ended October 29, 2021. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
EXECUTIVE LEVEL OVERVIEW
Medtronic is the leading global healthcare technology company — alleviating pain, restoring health, and extending life for millions of people around the world. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, advanced and general surgical care, respiratory and monitoring solutions, renal care, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat, and diabetes conditions.
The global healthcare system is continuing to respond to the unprecedented challenge posed by the Covid-19 pandemic ("COVID-19" or the "pandemic"). Most of our businesses were affected by a decline in global procedural volumes during fiscal year 2021, particularly in the first and second quarters. During the first quarter of fiscal year 2022, most of our businesses performed at or above pre-COVID-19 levels, while also experiencing a slowdown in elective procedures in certain businesses and geographies in the final weeks of the quarter as a result of the Delta variant of COVID-19. In the second quarter of fiscal year 2022, certain international markets saw procedural recovery from the resurgence experienced in prior quarters. However, particularly in the U.S., the COVID-19 resurgence as well as healthcare system staffing shortages impacted our revenue results for the three months ended October 29, 2021. While we expect the impact of the Delta variant may be less severe than prior waves of COVID-19 as vaccination rates continue to rise, we cannot predict with confidence the duration and severity of the pandemic and its impact on global procedure volumes. We expect medical procedure rates to continue to vary by therapy and country and to be impacted by regional COVID-19 case volumes, vaccine immunization rates, and new COVID-19 variants, including the Omicron variant. Also, we cannot predict the impact healthcare system staffing shortages may have on procedural volumes.

The following is a summary of revenue and diluted earnings per share for the three months ended October 29, 2021 and October 30, 2020, and operating cash flow for the six months ended October 29, 2021 and October 30, 2020:

REVENUE

(in billions)

$7.8
$7.6
October 29, 2021
October 30, 2020

DILUTED EPS

GAAP
Non-GAAP
$1.32
$0.97
$1.02
$0.36
October 29, 2021
October 30, 2020

OPERATING CASH FLOW

(in billions)

$3.1
$2.1
October 29, 2021
October 30, 2020

$7.8B

GAAP

Revenue increased 3% driven by strength in international markets partially offset by declines in the U.S. due to the COVID-19 resurgence and healthcare staffing shortages.

$0.97

GAAP

Diluted EPS increased $0.61 or 169% primarily due to the increase in revenue and gross margin, a decrease in interest expense due to the early redemption of approximately $6.0 billion of debt in the prior year, as well as a decrease in restructuring charges, net due to the voluntary early retirement packages in the prior year.

$1.32

Non-GAAP

Non-GAAP Diluted EPS increased $0.30 or 29% primarily due to the increase in revenue and gross margin.

$3.1B

GAAP

Operating cash flow increased $1B primarily driven by an increase in cash collected from customers as a result of the recovery in revenue.

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three months ended October 29, 2021 and October 30, 2020:

	Three months ended October 29, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,493	$176	$1,311	$0.97	11.8%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	77	15	62	0.05	19.5
Acquisition-related items (2)	(13)	2	(15)	(0.01)	(15.4)
Certain litigation charges	34	4	30	0.02	11.8
(Gain)/loss on minority investments (3)	6	—	6	—	—
Medical device regulations (4)	24	4	20	0.01	16.7
Amortization of intangible assets	431	69	361	0.27	16.0
Certain tax adjustments, net (5)	—	(16)	16	0.01	—
Non-GAAP	$2,052	$254	$1,792	$1.32	12.4%

	Three months ended October 30, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$525	$31	$489	$0.36	5.9%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	179	44	135	0.10	24.6
Acquisition-related items (2)	47	8	39	0.03	17.0
Certain litigation charges	84	21	63	0.05	25.0
(Gain)/loss on minority investments (3)	1	—	1	—	—
Medical device regulations (4)	19	3	16	0.01	15.8
Amortization of intangible assets	443	70	373	0.28	15.8
Debt tender premium (6)	308	60	248	0.18	19.5
Certain tax adjustments, net (5)	—	(16)	16	0.01	—
Non-GAAP	$1,606	$221	$1,380	$1.02	13.8%

(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and for the three months ended October 30, 2020, certain license payments for unapproved technology.
(3)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(4)The charges represent incremental costs of complying with the new European Union (E.U.) medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.
(5)The charges include the amortization on previously established deferred tax assets from intercompany intellectual property transactions.
(6)The charges relate to the early redemption of approximately $6.0 billion of debt.

The tables below present our GAAP to Non-GAAP reconciliations for the six months ended October 29, 2021 and October 30, 2020:

	Six months ended October 29, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,326	$240	$2,074	$1.53	10.3%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	159	31	128	0.09	19.5
Acquisition-related items (2)	96	24	72	0.05	25.0
Certain litigation charges	60	9	51	0.04	15.0
(Gain)/loss on minority investments (3)	(25)	—	(22)	(0.02)	—
Medical device regulations (4)	45	9	36	0.03	20.0
Amortization of intangible assets	866	139	728	0.54	16.1
MCS impairments / costs (5)	726	162	564	0.42	22.3
Certain tax adjustments, net (6)	—	(69)	69	0.05	—
Non-GAAP	$4,253	$545	$3,699	$2.73	12.8%

	Six months ended October 30, 2020
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,109	$124	$976	$0.72	11.2%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	307	66	241	0.18	21.5
Acquisition-related items (2)	(49)	(21)	(28)	(0.02)	42.9
Certain litigation charges	(4)	2	(6)	—	(50.0)
(Gain)/loss on minority investments (3)	(9)	1	(10)	(0.01)	(11.1)
Medical device regulations (4)	37	5	32	0.02	13.5
Amortization of intangible assets	884	141	743	0.55	16.0
Debt tender premium (7)	308	60	248	0.18	19.5
Certain tax adjustments, net (6)	—	(20)	20	0.01	—
Non-GAAP	$2,583	$358	$2,216	$1.64	13.9%

(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, acquisitions of, and certain license payments for, unapproved technology, and specifically for the six months ended October 30, 2020, change in amounts accrued for certain contingent liabilities for recent acquisitions.
(3)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(4)The charges represent incremental costs of complying with the new E.U. medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses.
(5)The charges relate to the Company’s June 2021 decision to stop the distribution and sale of the Medtronic HVAD System within the Mechanical Circulatory Support Operating Unit (MCS). The charges included $515 million of non-cash impairments, primarily related to $409 million of intangible asset impairments, as well as $211 million for commitments and obligations in connection with the decision, including customer support obligations, restructuring, and other associated costs. Medtronic is committed to serving the needs of the approximately 4,000 patients currently implanted with the HVAD System.
(6)The charges include the amortization on previously established deferred tax assets from intercompany intellectual property transactions, and specifically for the six months ended October 29, 2021, charges associated with a change in the company's permanent reinvestment assertion on certain historical earnings.
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

	Six months ended
(in millions)	October 29, 2021	October 30, 2020
Net cash provided by operating activities	$3,061	$2,139
Additions to property, plant, and equipment	(649)	(615)
Free cash flow	$2,412	$1,524
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for the three months ended October 29, 2021 and October 30, 2020:

The table below illustrates net sales by segment and division for the three and six months ended October 29, 2021 and October 30, 2020:

	Three months ended			Six months ended
(in millions)	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Cardiac Rhythm & Heart Failure	$1,471	$1,426	3%	$2,954	$2,673	11%
Structural Heart & Aortic	750	733	2	1,537	1,360	13
Coronary & Peripheral Vascular	606	567	7	1,226	1,125	9
Cardiovascular	2,827	2,725	4	5,717	5,158	11
Surgical Innovations	1,497	1,393	7	3,051	2,473	23
Respiratory, Gastrointestinal, & Renal	802	893	(10)	1,570	1,613	(3)
Medical Surgical	2,299	2,285	1	4,621	4,086	13
Cranial & Spinal Technologies	1,067	1,071	—	2,189	2,015	9
Specialty Therapies	634	581	9	1,275	1,035	23
Neuromodulation	435	411	6	875	725	21
Neuroscience	2,136	2,063	4	4,340	3,774	15
Diabetes	585	574	2	1,157	1,136	2
Total	$7,847	$7,647	3%	$15,835	$14,154	12%
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended October 29, 2021 and October 30, 2020:

The table below includes net sales by market geography for each of our segments for the three and six months ended October 29, 2021 and October 30, 2020:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Cardiovascular	$1,373	$1,377	—%	$948	$945	—%	$506	$404	25%
Medical Surgical	970	996	(3)	841	837	—	488	452	8
Neuroscience	1,394	1,397	—	433	426	2	309	240	29
Diabetes	261	284	(8)	256	238	8	69	51	35
Total	$3,997	$4,054	(1)%	$2,478	$2,446	1%	$1,372	$1,147	20%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Six months ended			Six months ended			Six months ended
(in millions)	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Cardiovascular	$2,793	$2,582	8%	$1,952	$1,798	9%	$972	$778	25%
Medical Surgical	1,959	1,718	14	1,710	1,556	10	951	811	17
Neuroscience	2,840	2,533	12	898	802	12	602	439	37
Diabetes	506	572	(12)	519	465	12	132	100	32
Total	$8,098	$7,405	9%	$5,079	$4,621	10%	$2,658	$2,128	25%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The increase in net sales for the three months ended October 29, 2021, as compared to the corresponding period in the prior fiscal year, was driven by strength in the international markets partially offset by declines in the U.S. largely due to the COVID-19 resurgence and healthcare system staffing shortages. For the six months ended October 29, 2021, most of our businesses and geographies continue to achieve revenue levels at or above pre-pandemic levels. Currency had a favorable impact on net sales of $32 million and $277 million, respectively, for the three and six months ended October 29, 2021. For the three months ended, currency had a favorable impact on emerging markets of $37 million partially offset by an unfavorable impact for non-U.S. developed markets of $5 million. For the six months ended October 29, 2021, currency had a favorable impact for emerging markets and non-U.S. developed markets of $100 million and $177 million, respectively.
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
Looking ahead, the uncertain and uneven impact of COVID-19 on future procedural volumes, supply constraints, healthcare staffing, and resulting demand for our products and therapies could negatively impact our business. Additionally, our segments may face competitive product launches and pricing pressure, geographic macro-economic risks, reimbursement challenges and national tender pricing for certain products, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and six months ended October 29, 2021 were $2.8 billion and $5.7 billion, respectively, which represents an increase of 4 percent and 11 percent, respectively, compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $11 million and $106 million, respectively, on net sales for the three and six months ended October 29, 2021. Cardiovascular's net sales increase for the three months ended October 29, 2021 was primarily driven by the recovery of procedural volumes in the international markets, with partially offsetting declines experienced in certain businesses in the U.S. due to the COVID-19 resurgence. The increase for the six months ended October 29, 2021 was primarily due to the recovery of global procedure volumes from the downturn experienced in the first and second quarter of fiscal year 2021 resulting from the pandemic along with growth from recent product launches.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended October 29, 2021 and October 30, 2020:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and six months ended October 29, 2021 increased 3 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for the three and six months ended was led by Cardiac Rhythm Management with growth in TYRX antibacterial envelopes, CRT-Ds, and cardiac pacing therapies due to Micra and transvenous pacemakers. Cardiac Ablation Solutions also led growth for both periods with strong sales of Arctic Front cryoablation systems. For the three months ended October 29, 2021, these increases were partially offset by lower growth of Cardiovascular Diagnostics caused by COVID-19 and competitive pressure. For both periods, the net sales growth was partially offset by a decline of Medtronic HVAD System net sales as a result of our June 2021 decision to stop the distribution and sale of the system.

Structural Heart & Aortic (SHA) net sales for the three and six months ended October 29, 2021 increased 2 percent and 13 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in both periods was led by growth in transcatheter aortic valve replacement (TAVR) net sales as a result of continued adoption of the CoreValve Evolut. Cardiac Surgery also contributed to the net increase in sales for both periods as a result of broad-based growth across the business. Partially offsetting these increases was a decline in net sales of the Valiant Navion Thoracic Stent Graft System as a result of our voluntary recall of the system in the fourth quarter of fiscal year 2021.

Coronary & Peripheral Vascular (CPV) net sales for the three and six months ended October 29, 2021 increased 7 percent and 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in both periods was led by growth in Peripheral Vascular Health driven by our superficial venous product portfolio, including the VenaSeal and ClosureFast systems, as well as strong performance of the recently launched Abre venous self-expanding stent system for Deep Venous disease. Coronary & Renal Denervation also experienced growth driven by drug-eluting stents and guide catheters.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued growth of our Micra transcatheter pacing system. Micra AV received U.S. FDA approval and CE Mark approval in January and April 2020, respectfully. Subsequent to the quarter, the Micra AV launched in Japan in November. Micra AV expands the Micra target population from 15 percent to 45 percent of pacemaker patients.

•Continued acceptance and growth from the Azure XT and S SureScan pacing systems. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds. These devices received CE Mark approval during the fourth quarter of fiscal year 2020 and U.S. FDA approval during the first quarter of fiscal year 2021.
•Continued acceptance and expansion of the Claria MRI CRT-D system with EffectivCRT Diagnostic and EffectivCRT During AF Algorithm.
•Advancement of the LINQ II cardiac monitor, which received CE Mark in November 2019 and gained U.S. FDA approval during the first quarter of fiscal year 2021. We are currently experiencing supply constrains for the LINQ II cardiac monitor as we ramp our wafer scale manufacturing.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices driven by the favorable results of the WRAP-IT clinical study.
•Continued acceptance and market expansion of Arctic Front cryoablation for treatment of atrial fibrillation. In June 2021, the Arctic Front cryoablation system received a first line therapy designation from the U.S. FDA for the treatment of atrial fibrillation.
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
•Continued expansion and training of field support to increase coverage in the U.S. centers performing TAVR procedures.
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
•Our voluntary recall of the Valiant Navion Thoracic Stent Graft System and our ability to ramp production of our previous generation product, the Valiant Captivia Thoracic Stent Graft System. We are currently ramping production of the Valiant Captivia Thoracic Stent Graft System and plan to reach full production capacity in the fourth quarter of fiscal year 2022.
•Our June 2021 decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD System.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include the Symplicity Spyral Multi-Electrode Renal Denervation Catheter for the treatment of hypertension through a one-time, minimally invasive catheter procedure; Pulse Field Ablation, a novel energy source that is non-thermal, for the treatment of atrial fibrillation; and transcatheter mitral and tricuspid therapy products led by our Intrepid system.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and six months ended October 29, 2021 were $2.3 billion and $4.6 billion, respectively, an increase of 1 percent and 13 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $8 million and $85 million on net sales for the three and six months ended October 29, 2021, respectively. Medical Surgical's net sales increase for the three months ended October 29, 2021 was driven by the recovery of procedural volumes in the international markets, with partially offsetting declines experienced in the U.S. due to the COVID-19 resurgence. The net sales increase for the six months ended October 29, 2021 was primarily due to the recovery of global procedure volumes from the declines experienced in the corresponding period in the prior year.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended October 29, 2021 and October 30, 2020:
Surgical Innovations (SI) net sales for the three and six months ended October 29, 2021 increased 7 percent and 23 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales growth for the three months ended October 29, 2021 was led by the international markets due to strong procedure recovery in certain regions, with growth in advanced stapling and wound closure. This growth was offset by declines in the U.S. largely due to Advanced Energy. The growth for the six months ended October 29, 2021 was experienced worldwide led by Advanced Stapling, Advanced Energy, and Hernia and Wound Management.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for the three and six months ended October 29, 2021 decreased 10 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. RGR net sales declines for both periods were largely due to declines in ventilator demands when compared to the corresponding periods in the prior year as demand continues to trend towards pre-pandemic levels. These declines were partially offset by growth in Renal Care Solutions, Patient Monitoring, particularly the Nellcor pulse oximetry system, as well as in Gastrointestinal, driven by the esophageal product portfolio and PillCam capsule endoscopy.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Medical Surgical could be affected by the following:
•Continued acceptance and future growth of Open-to-MIS techniques and tools supported by our efforts to transition open surgery to MIS (minimally invasive surgery). The Open-to-MIS initiative focuses on furthering our presence in and working to optimize open surgery globally, while capturing the market opportunity that exists in transitioning open procedures to MIS, whether through traditional MIS, or advanced technologies, including robotics.
•Continued acceptance and future growth of powered stapling and energy platform.
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
•Continued acceptance and growth in patient monitoring, airway, and ventilation management. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography, Nellcor pulse oximetry system with OxiMax technology, Shiley tracheostomy and endotracheal tubes, McGRATH MAC video laryngoscopes, as well as the SonarMed Airway Monitoring System for the NICU that was launched in the U.S during the first quarter of fiscal year 2022.
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
•Continued future growth internationally for the Hugo robotic assisted surgery (RAS) system for urologic and gynecologic procedures, which received CE Mark in October 2021. The Hugo RAS system is designed to help reduce unwanted variability, improve patient outcomes, and by extension, lower per procedure cost.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., our NextGen McGrath MAC video laryngoscopes, Signia power stapling devices, and our Ligasure and Sonicion vessel sealing devices.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on the treatment of overactive bladder, urinary retention, fecal incontinence, gastroparesis, as well as products to treat ear, nose, and throat (ENT), and therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and six months ended October 29, 2021 were $2.1 billion and $4.3 billion, respectively, which represents an increase of 4 percent and 15 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $10 million and $57 million, respectively, on net sales for the three and six months ended October 29, 2021. Neuroscience's net sales increase for the three months ended October 29, 2021 was driven by the recovery of procedural volumes in the international markets, with partially offsetting declines in certain businesses in the U.S. due to the COVID-19 resurgence. The net sales growth for the six months ended October 29, 2021 was primarily due to the recovery of global procedure volumes from the declines experienced in the corresponding period in the prior year.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended October 29, 2021 and October 30, 2020:
Cranial and Spinal Technologies (CST) net sales growth for the three and six months ended October 29, 2021 was flat and increased 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For both periods, Neurosurgery experienced growth from strong sales of Midas Rex powered surgical instruments, StealthStation Navigation, and O-arm imaging surgery. For the six months ended October 29, 2021, the increase was also driven by Spine and Biologics due to the recovery of global procedural volumes when compared to the corresponding period in the prior year. For the three months ended, the international markets of Spine and Biologics recovered, resulting in sales growth, partially offset by declines in the U.S.
Specialty Therapies (Specialty) net sales for the three and six months ended October 29, 2021 increased 9 percent and 23 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was driven by growth in Neurovascular led by flow diversion and liquid embolic products. ENT experienced worldwide growth for both periods, including strong performance outside the U.S. in power, navigation, and monitoring. For the three months ended October 29, 2021, Pelvic Health sales growth was due to the international markets offset by declines in the U.S. For the six months ended October 29, 2021, Pelvic Health saw continued growth led by sales of the recently launched InterStim Micro neurostimulator and SureScan MRI leads.
Neuromodulation (NM) net sales for the three and six months ended October 29, 2021 increased 6 percent and 21 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Sales growth in both periods was driven by Brain Modulation and Interventional businesses. Brain Modulation and Interventional saw net sales growth driven by strong performance in the Percept PC deep brain stimulation (DBS) device with BrainSense technology. For the six months ended October 29, 2021, the increase was also driven by Pain Stim and Pain Therapies, largely due to strong performance of recent product launches. For the three months ended October 29, 2021, Pain Stim and Pain Therapies partially offset the sales growth with declines in the U.S.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
•Continued growth from Enabling Technologies, including StealthStation and O-Arm Imaging Systems, Midas, and ENT Navigation and Power Systems, as well as acceptance of the Stealth Autoguide cranial robotic guidance platform.
•Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, our integrated robotics and navigation platform.
•Continued growth from spine titanium interbody implants.
•Continued adoption of our integrated solutions through the Surgical Synergy strategy which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring, and Mazor robotics, as well as AI-driven surgical planning, personalized spinal implants, and robot-assisted surgery due to the newly acquired Medicrea technologies.
•Market acceptance and continued global adoption of innovative new spine products and procedural solutions within our CST division, such as our Infinity OCT System and Prestige LP cervical disc system.
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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our closed-loop Percept PC and RC devices with adaptive DBS (aDBS) within Neuromodulation, as well as our hemorrhagic stroke intravascular device within Specialty Therapies, and our next-generation spine enabling technologies within CST.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, consumables, and smart insulin pen systems. Diabetes' net sales for the three and six months ended October 29, 2021 were $585 million and $1.2 billion, respectively, an increase of 2 percent as compared to the corresponding periods in the prior fiscal year. Currency had a favorable impact of $3 million and $29 million on net sales for the three and six months ended October 29, 2021, respectively. Diabetes' net sales growth for both periods was primarily attributable to growth in the international markets in durable pumps and integrated CGM. The growth was also driven by durable pumps in the U.S. while CGM experienced declines in the U.S. for both periods.
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
•Continued future growth internationally for the MiniMed 780G insulin pump system. The MiniMed 780G system was approved in the E.U. in June 2020 and has launched in over 40 countries on four continents outside the U.S. starting in October 2020. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
•Continued acceptance and growth of the Guardian Connect CGM system which displays glucose information directly to a smartphone to help ensure patients have access to their glucose levels seamlessly and discretely. The Guardian Connect CGM system is available on both Apple iOS and Android devices.
•Strengthening our position in the diabetes market as a result of the September 2020 acquisition of Companion Medical. Companion Medical offered a U.S. FDA cleared InPen smart pen system that combines the freedom of a reusable Bluetooth pen with the intelligence of an intuitive mobile application that helps users administer the appropriate insulin dose. During the third quarter of fiscal year 2021, we integrated our CGM data into the InPen Application, which allows users to have their CGM readings in real-time alongside insulin dose information, all in one view.
•Continued pump and CGM competition in an expanding global market.
•Changes in medical reimbursement policies and programs, along with additional payor coverage on insulin pumps.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our MiniMed 780G insulin pump and the Guardian 4 sensor, which have been submitted to the U.S. FDA. These technologies feature our next-generation algorithms by further automating insulin delivery.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and six months ended October 29, 2021 and October 30, 2020:
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three and six months ended October 29, 2021 was $2.5 billion and $5.1 billion, respectively, as compared to $2.7 billion and $5.2 billion for the corresponding periods in the prior fiscal year. The decrease in cost of products sold as a percentage of net sales for both periods was largely due to increased expenses in the prior year comparable periods as a result of COVID-19. During the three and six months ended October 30, 2020, the conditions of the pandemic resulted in period expensing some of our fixed overhead costs due to idle capacity at certain manufacturing facilities, and increases in our reserves in our excess and obsolete inventory, as well as negative impact from mix, as products in higher demand had lower gross margins. The six months ended October 29, 2021 included $58 million of inventory write-downs associated with our June 2021 decision to stop the distribution and sale of Medtronic's HVAD System (MCS charges).
Research and Development Expense We remain committed to deliver the best possible experiences for every patient, physician, and caregiver we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve real patient needs, dramatically improving care; and to expand healthcare access and deliver positive outcomes that go far beyond our products. Research and development expense for the three and six months ended October 29, 2021 was $676 million and $1.4 billion, respectively, as compared to $639 million and $1.3 billion, respectively, for the corresponding periods in the prior fiscal year. The six months ended October 29, 2021 included $90 million of asset acquisitions and certain license payments for unapproved technology primarily in our Diabetes segment.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses.
Selling, general, and administrative expense for the three and six months ended October 29, 2021 was $2.6 billion and $5.2 billion, as compared to $2.6 billion and $5.0 billion for the corresponding periods in the prior fiscal year. The decrease in selling, general, and administrative expense as a percentage of net sales for both periods was primarily driven by net sales growth as a result of the recovery of procedural volumes as well as cost containment measures implemented in the current year.

The following is a summary of other costs and expenses (income):

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Amortization of intangible assets	$431	$443	$866	$884
Restructuring charges, net	10	97	21	150
Certain litigation charges, net	34	84	60	(4)
Other operating expense, net	21	149	781	35
Other non-operating income, net	(66)	(65)	(177)	(147)
Interest expense	136	470	273	641
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net
Enterprise Excellence
In the third quarter of fiscal year 2018, we announced a multi-year global Enterprise Excellence Program designed to drive long-term business growth and sustainable efficiency. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

For the three and six months ended October 29, 2021, we recognized net charges of $62 million and $136 million, respectively, associated with our Enterprise Excellence Program, including $4 million and $15 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Net charges for the three and six months ended October 29, 2021 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $31 million and $64 million, respectively, recognized within cost of products sold and $27 million and $57 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three and six months ended October 30, 2020, we recognized net charges of $87 million and $164 million, respectively, associated with our Enterprise Excellence Program, including $7 million and $10 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Net charges for the three and six months ended October 29, 2021 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $32 million and $59 million, respectively, recognized within cost of products sold, and $48 million and $95 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.

Simplification

In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program, designed to make the Company a more nimble and competitive organization. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $293 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $400 million to $450 million of exit and disposal costs and other costs related to the Simplification program, the majority of which are expected to be incurred by the end of this fiscal year.

For the three and six months ended October 29, 2021, we recognized net charges of $18 million and $25 million, respectively, including $9 million recognized within restructuring charges, net in the consolidated statements of income for both periods primarily comprised of employee termination benefits. Net charges for the three and six months ended October 29, 2021 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $9 million and $16 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.

For the three and six months ended October 30, 2020, we recognized net charges of $94 million and $145 million, respectively, including $92 million and $142 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits, including $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. Net charges for the three and six months ended October 30, 2020 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $2 million and $3 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.
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
For the three months ended October 29, 2021, the change in other operating expense, net is primarily attributable to changes in fair value of contingent consideration, which resulted in a $26 million gain for the three months ended October 29, 2021 as compared to a $7 million loss in the corresponding period in the prior year. Additionally, the change is driven by a $27 million charge for certain personal protective equipment in the three months ended October 30, 2020.
For the six months ended October 29, 2021, the change in other operating expense, net was primarily driven by MCS charges recorded during the three months ended July 30, 2021. The charges of $668 million primarily included $409 million of intangible asset impairments and $211 million for commitments and obligations, including customer support obligations, restructuring, and other associated costs. The change was also driven by a change in amounts accrued for certain contingent liabilities for a past acquisition resulting in a $132 million gain for the six months ended October 30, 2020. Additionally, the net currency impact of remeasurement expense and our hedging programs resulted in a net loss of $36 million for the six months ended October 29, 2021, as compared to a net gain of $16 million for the six months ended October 30, 2020. Additional information regarding the MCS charges is included in Note 5 Restructuring and Other Costs.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
The increase in other non-operating income, net for the six months ended October 29, 2021 when compared to the corresponding in the prior year, is primarily attributable to gains on our equity method and minority investment portfolios partially offset by a decrease in interest income. Gains on equity method and minority investments were $38 million and $4 million for the six months ended October 29, 2021 and October 30, 2020, respectively. Interest income was $89 million and $98 million for the six months ended October 29, 2021 and October 30, 2020, respectively.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. The decrease in interest expense for both periods was primarily due to the $308 million charge incurred as a result of the early redemption of approximately $6.0 billion of debt during the three months ended October 30, 2020.

INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Income tax provision	$176	$31	$240	$124
Income before income taxes	1,493	525	2,326	1,109
Effective tax rate	11.8%	5.9%	10.3%	11.2%

Non-GAAP income tax provision	$254	$221	$545	$358
Non-GAAP income before income taxes	2,052	1,606	4,253	2,583
Non-GAAP Nominal Tax Rate	12.4%	13.8%	12.8%	13.9%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	0.6%	7.9%	2.5%	2.7%
Our effective tax rate for the three and six months ended October 29, 2021 was 11.8 percent and 10.3 percent, respectively, as compared to 5.9 percent and 11.2 percent for the three and six months ended October 30, 2020, respectively. The change in our effective tax rate for the three and six months ended October 29, 2021, as compared to the corresponding periods in the prior fiscal year, was primarily due to the tax impact of the debt tender premium, stock-based compensation benefits, and year over-year-changes in operational results by jurisdiction; and specifically impacting the six months ended comparison are the tax impact of the MCS charges and the tax cost associated with a change in the company’s permanent reinvestment assertion on certain historical earnings.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 29, 2021 was 12.4 percent and 12.8 percent, respectively, as compared to 13.8 percent and 13.9 percent for the three and six months ended October 30, 2020, respectively. The decrease in our Non-GAAP Nominal Tax Rate was primarily due to the impact of year-over-year changes in stock-based compensation benefits and operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 29, 2021 of approximately $21 million and $43 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of October 29, 2021 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Six months ended
(in millions)	October 29, 2021	October 30, 2020
Cash provided by (used in):
Operating activities	$3,061	$2,139
Investing activities	(1,493)	(2,012)
Financing activities	(2,210)	1,991
Effect of exchange rate changes on cash and cash equivalents	(51)	162
Net change in cash and cash equivalents	$(693)	$2,280
Operating Activities The $922 million increase in net cash provided was primarily driven by an increase in cash collected from customers, partially offset by an increase in cash paid for income taxes and cash paid to employees. The increase in cash collected from customers was primarily related to COVID-19 driving decreased sales in the fourth quarter of fiscal year 2020 and first and second quarters of fiscal year 2021. The increase in cash paid for income taxes in the six months ended October 29, 2021 was primarily due to a tax payment associated with a foreign audit settlement as well as estimated income tax payments. Cash paid to employees increased due to higher annual incentive plan payouts compared to the corresponding period in the prior fiscal year.
Investing Activities The $519 million decrease in cash used was primarily attributable to a decrease in net purchases of $349 million, and decrease of cash paid for acquisitions of $279 million during the six months ended October 29, 2021, as compared to the corresponding period in the prior fiscal year.
Financing Activities The $4.2 billion increase in net cash used was largely the result of the Mizuho Bank term loan under which the Company borrowed $2.8 billion in the first quarter of the prior fiscal year, and as well as the net proceeds from the debt issuance and early redemption described below. Also contributing to the total increase in cash used was the increase in net cash used for share repurchases of $676 million. For the six months ended October 30, 2020 financing cash flows were impacted by the issuance of $7.2 billion of Euro-denominated senior notes offset by the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration. For more information on the aforementioned Mizuho Bank term loan, refer to Note 7 to the current period's consolidated financial statements.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at October 29, 2021 was $25.6 billion as compared to $26.4 billion at April 30, 2021. The decrease in total debt was driven by fluctuations in exchange rates as it pertains to our Euro-denominated senior notes.
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the six months ended October 29, 2021, the Company repurchased a total of 5 million shares under this program at an average price of $127.49. At October 29, 2021, we had approximately $4.7 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Liquidity
Our liquidity sources at October 29, 2021 included $2.9 billion of cash and cash equivalents and $7.8 billion of current investments. Additionally, we maintain a commercial paper program and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both October 29, 2021 and April 30, 2021, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2025. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, we could also request a one-year extension of the maturity date. At October 29, 2021 and April 30, 2021, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.

The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	October 29, 2021	April 30, 2021
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at October 29, 2021 were unchanged as compared to the ratings at April 30, 2021. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
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
ACQUISITIONS
Intersect ENT Pending Acquisition
On August 6, 2021, Medtronic and Intersect ENT entered into a definitive agreement in which Medtronic will acquire all outstanding shares of Intersect ENT for $28.25 per share in an all-cash transaction valued at approximately $1.1 billion. The acquisition is expected to close toward the end of fiscal year 2022 pending clearance of anti-trust filings, and other closing conditions.
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
As of October 29, 2021, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the six months ended October 29, 2021 and summarized balance sheet information at October 29, 2021 and April 30, 2021 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the six months ended October 29, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,004	$—
Operating profit (loss)	247	18
Loss before income taxes	(234)	(435)
Net loss attributable to Medtronic	(221)	(469)
The summarized balance sheet information at October 29, 2021 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$18,890	$7,094
Total noncurrent assets(4)	11,706	8,165
Total current liabilities(5)	28,108	17,322
Total noncurrent liabilities(6)	56,095	65,103
Noncontrolling interests	168	168
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
(3)Includes receivables due from non-guarantor subsidiaries of $18.2 billion and $6.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $8.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $26.4 billion and $17.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $29.1 billion and $46.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

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

•the COVID-19 pandemic, including new COVID-19 variants that may emerge from time to time, as well as potential impacts of the pandemic on healthcare staffing levels;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 29, 2021 and April 30, 2021 was $15.2 billion and $14.7 billion, respectively. At October 29, 2021, these contracts were in a net unrealized gain position of $81 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 29, 2021 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	October 29, 2021
10% appreciation in the U.S. dollar	$1,119
10% depreciation in the U.S. dollar	(1,119)
Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three and six months ended October 29, 2021.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at October 29, 2021 was comprised of debt predominately denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at October 29, 2021, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	October 29, 2021
10 basis point increase in interest rates	$25
10 basis point decrease in interest rates	(25)
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impacts to its internal controls over financial reporting despite the COVID-19 pandemic.
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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2022:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
7/31/2021-8/27/2021	549,022	$129.19	549,022	$5,009,710,546
8/28/2021-10/1/2021	1,406,270	130.96	1,406,270	4,825,541,853
10/2/2021-10/29/2021	831,807	124.27	831,807	4,722,175,476
Total	2,787,099	$128.62	2,787,099	$4,722,175,476
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
Historically, Medtronic has not been required to disclose these lawful dealings with the FSB. However, on March 2, 2021, OFAC designated the FSB pursuant to an additional sanction's authority. While OFAC amended the applicable general license to confirm that all previously authorized dealings with the FSB remain authorized (notwithstanding the additional designation), the designation of the FSB with a [NPWMD] tag pursuant to Executive Order 13382 means that Medtronic is required under Section 13(r)(1)(D)(ii) of the Securities Exchange Act to disclose certain information as a result of this additional designation, as Section 13(r)(1)(D)(ii) does not contain an exception from its reporting requirements for activities that are authorized by the U.S. Government.
During the second quarter of fiscal year 2022, in the normal course of business and consistent with the authorization of Cyber GL 1B, Medtronic Russia filed three notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. Medtronic intends to continue engaging in activities for which it is authorized by Cyber GL 1B (or any successor GL), to the extent necessary to comply with local law requirements in Russia.
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

Medtronic plc
(Registrant)

Date:	December 2, 2021	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Global Controller and Chief Accounting Officer
(Principal Accounting Officer)