Form 10-Q
period 2022-01-28
Medtronic plc
filed 2022-03-03
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 28, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of March 1, 2022, 1,341,539,178 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Net sales	$7,763	$7,775	$23,597	$21,929
Costs and expenses:
Cost of products sold	2,459	2,621	7,554	7,830
Research and development expense	668	601	2,094	1,861
Selling, general, and administrative expense	2,561	2,537	7,723	7,553
Amortization of intangible assets	432	453	1,298	1,337
Restructuring charges, net	12	83	32	235
Certain litigation charges, net	35	122	95	118
Other operating (income) expense, net	(63)	82	719	116
Operating profit	1,659	1,277	4,081	2,879
Other non-operating income, net	(67)	(86)	(244)	(233)
Interest expense	137	143	410	783
Income before income taxes	1,589	1,220	3,915	2,329
Income tax provision (benefit)	106	(59)	346	65
Net income	1,483	1,279	3,570	2,264
Net income attributable to noncontrolling interests	(4)	(9)	(16)	(18)
Net income attributable to Medtronic	$1,480	$1,270	$3,554	$2,246
Basic earnings per share	$1.10	$0.94	$2.64	$1.67
Diluted earnings per share	$1.10	$0.94	$2.63	$1.66
Basic weighted average shares outstanding	1,343.7	1,346.4	1,344.4	1,344.2
Diluted weighted average shares outstanding	1,350.3	1,356.0	1,353.9	1,352.7

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Net income	$1,483	$1,279	$3,570	$2,264

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	(70)	24	(114)	137
Translation adjustment	(362)	690	(963)	1,951
Net investment hedge	475	(587)	1,254	(1,863)
Net change in retirement obligations	19	9	56	28
Unrealized gain (loss) on cash flow hedges	100	(213)	369	(607)
Other comprehensive income (loss)	162	(78)	602	(354)
Comprehensive income including noncontrolling interests	1,645	1,201	4,172	1,910
Comprehensive income attributable to noncontrolling interests	(4)	(11)	(13)	(27)
Comprehensive income attributable to Medtronic	$1,641	$1,190	$4,159	$1,883

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 28, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,479	$3,593
Investments	7,742	7,224
Accounts receivable, less allowances and credit losses of $253 and $241, respectively	5,446	5,462
Inventories, net	4,514	4,313
Other current assets	2,122	1,955
Total current assets	23,303	22,548
Property, plant, and equipment	13,074	12,700
Accumulated depreciation	(7,823)	(7,479)
Property, plant, and equipment, net	5,251	5,221
Goodwill	41,346	41,961
Other intangible assets, net	16,078	17,740
Tax assets	3,309	3,169
Other assets	2,517	2,443
Total assets	$91,804	$93,083
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$865	$11
Accounts payable	1,985	2,106
Accrued compensation	2,152	2,482
Accrued income taxes	383	435
Other accrued expenses	3,542	3,475
Total current liabilities	8,927	8,509
Long-term debt	24,290	26,378
Accrued compensation and retirement benefits	1,369	1,557
Accrued income taxes	2,115	2,251
Deferred tax liabilities	968	1,028
Other liabilities	1,423	1,756
Total liabilities	39,091	41,481
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,342,565,589 and 1,345,400,671 shares issued and outstanding, respectively	—	—
Additional paid-in capital	25,814	26,319
Retained earnings	29,607	28,594
Accumulated other comprehensive loss	(2,879)	(3,485)
Total shareholders’ equity	52,542	51,428
Noncontrolling interests	171	174
Total equity	52,713	51,602
Total liabilities and equity	$91,804	$93,083

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	763	—	763	6	769
Other comprehensive (loss) income	—	—	—	—	276	276	(2)	274
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(846)	—	(846)	—	(846)
Issuance of shares under stock purchase and award plans	2	—	107	—	—	107	—	107
Repurchase of ordinary shares	(2)	—	(311)	—	—	(311)	—	(311)
Stock-based compensation	—	—	69	—	—	69	—	69
July 30, 2021	1,345	$—	$26,184	$28,511	$(3,209)	$51,486	$178	$51,664
Net income	—	—	—	1,311	—	1,311	6	1,317
Other comprehensive (loss) income	—	—	—	—	167	167	(1)	166
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(847)	—	(847)	—	(847)
Issuance of shares under stock purchase and award plans	3	—	92	—	—	92	—	92
Repurchase of ordinary shares	(3)	—	(358)	—	—	(358)	—	(358)
Stock-based compensation	—	—	140	—	—	140	—	140
Changes to noncontrolling ownership interests	—	—	1	—	—	1	(16)	(15)
October 29, 2021	1,345	$—	$26,059	$28,974	$(3,042)	$51,991	$168	$52,159
Net income	—	—	—	1,480	—	1,480	4	1,483
Other comprehensive (loss) income	—	—	—	—	162	162	—	162
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(847)	—	(847)	—	(847)
Issuance of shares under stock purchase and award plans	1	—	49	—	—	49	—	49
Repurchase of ordinary shares	(3)	—	(372)	—	—	(372)	—	(372)
Stock-based compensation	—	—	78	—	—	78	—	78
January 28, 2022	1,343	$—	$25,814	$29,607	$(2,879)	$52,542	$171	$52,713

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	487	—	487	4	491
Other comprehensive (loss) income	—	—	—	—	(222)	(222)	5	(217)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(778)	—	(778)	—	(778)
Issuance of shares under stock purchase and award plans	2	—	26	—	—	26	—	26
Stock-based compensation	—	—	70	—	—	70	—	70
Changes to noncontrolling ownership interests	—	—	—	—	—	—	3	3
Cumulative effect of change in accounting principle(1)	—	—	—	(24)	—	(24)	—	(24)
July 31, 2020	1,343	$—	$26,261	$27,817	$(3,782)	$50,296	$147	$50,443
Net income	—	—	—	489	—	489	5	494
Other comprehensive (loss) income	—	—	—	—	(61)	(61)	1	(60)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(780)	—	(780)	—	(780)
Issuance of shares under stock purchase and award plans	2	—	93	—	—	93	—	93
Stock-based compensation	—	—	140	—	—	140	—	140
Changes to noncontrolling ownership interests	—	—	(13)	—	—	(13)	(1)	(14)
October 30, 2020	1,345	$—	$26,481	$27,526	$(3,843)	$50,164	$152	$50,316
Net income	—	—	—	1,270	—	1,270	9	1,279
Other comprehensive (loss) income	—	—	—	—	(80)	(80)	2	(78)
Dividends to shareholders ($0.58 per ordinary share)	—	—	—	(781)	—	(781)	—	(781)
Issuance of shares under stock purchase and award plans	2	—	118	—	—	118	—	118
Stock-based compensation	—	—	65	—	—	65	—	65
Changes to noncontrolling ownership interests	—	—	—	—	—	—	6	6
January 29, 2021	1,347	$—	$26,665	$28,015	$(3,922)	$50,758	$170	$50,928
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

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 28, 2022	January 29, 2021
Operating Activities:
Net income	$3,570	$2,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,019	2,018
Provision for doubtful accounts	49	103
Deferred income taxes	(234)	(208)
Stock-based compensation	287	275
Loss on debt extinguishment	—	308
MCS asset impairment and inventory write-down	515	—
Other, net	92	161
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(212)	(450)
Inventories	(359)	(75)
Accounts payable and accrued liabilities	6	529
Other operating assets and liabilities	(444)	(430)
Net cash provided by operating activities	5,289	4,495
Investing Activities:
Acquisitions, net of cash acquired	(91)	(976)
Additions to property, plant, and equipment	(979)	(978)
Purchases of investments	(7,919)	(9,448)
Sales and maturities of investments	7,130	6,753
Other investing activities, net	(71)	(136)
Net cash used in investing activities	(1,930)	(4,785)
Financing Activities:
Change in current debt obligations, net	—	(311)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,789
Issuance of long-term debt	—	7,172
Payments on long-term debt	(1)	(6,451)
Dividends to shareholders	(2,540)	(2,339)
Issuance of ordinary shares	344	314
Repurchase of ordinary shares	(1,138)	(77)
Other financing activities	(52)	(104)
Net cash provided by (used in) financing activities	(3,387)	993
Effect of exchange rate changes on cash and cash equivalents	(87)	234
Net change in cash and cash equivalents	(114)	937
Cash and cash equivalents at beginning of period	3,593	4,140
Cash and cash equivalents at end of period	$3,479	$5,077

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$842	$813
Interest	295	334
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
The COVID-19 pandemic ("COVID-19" or the "pandemic") has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and nine months ended January 28, 2022, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
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
2. New Accounting Pronouncements
Recently Adopted
For the three and nine months ended January 28, 2022, there were no newly adopted accounting pronouncements that had a material impact to our consolidated financial statements. As of January 28, 2022, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three and nine months ended January 28, 2022 and January 29, 2021:

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Cardiac Rhythm & Heart Failure	$1,402	$1,371	$4,356	$4,045
Structural Heart & Aortic	740	730	2,277	2,090
Coronary & Peripheral Vascular	603	605	1,829	1,730
Cardiovascular	2,745	2,707	8,462	7,865
Surgical Innovations	1,519	1,423	4,570	3,896
Respiratory, Gastrointestinal, & Renal	771	890	2,341	2,502
Medical Surgical	2,290	2,313	6,910	6,399
Cranial & Spinal Technologies	1,102	1,081	3,292	3,096
Specialty Therapies	633	618	1,908	1,653
Neuromodulation	409	426	1,285	1,152
Neuroscience	2,144	2,126	6,484	5,900
Diabetes	584	630	1,741	1,766
Total	$7,763	$7,775	$23,597	$21,929

The table below illustrates net sales by market geography for each segment for the three and nine months ended January 28, 2022 and January 29, 2021:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Cardiovascular	$1,297	$1,272	$935	$941	$513	$493
Medical Surgical	990	959	812	868	488	486
Neuroscience	1,397	1,401	431	444	316	280
Diabetes	255	307	261	268	68	55
Total	$3,939	$3,939	$2,438	$2,522	$1,385	$1,314

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Cardiovascular	$4,090	$3,854	$2,886	$2,739	$1,486	$1,271
Medical Surgical	2,950	2,677	2,521	2,425	1,439	1,297
Neuroscience	4,237	3,934	1,330	1,246	918	720
Diabetes	760	879	780	733	201	154
Total	$12,038	$11,344	$7,517	$7,143	$4,043	$3,443
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At January 28, 2022, $1.0 billion of rebates were classified as other accrued expenses, and $553 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 30, 2021, $906 million of rebates were classified as other accrued expenses, and $485 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at January 28, 2022 and April 30, 2021 was $392 million and $368 million, respectively. At January 28, 2022 and April 30, 2021, $296 million and $276 million was included in other accrued expenses, respectively, and $97 million and $93 million was included in other liabilities, respectively. During the nine months ended January 28, 2022, the Company recognized $192 million of revenue that was included in deferred revenue as of April 30, 2021.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 28, 2022, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $1.0 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next four years.
4. Acquisitions
During the nine months ended January 28, 2022 and the three and nine months ended January 29, 2021, the Company had acquisitions that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the nine months ended January 28, 2022 and the three and nine months ended January 29, 2021. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. For the three and nine months ended January 28, 2022 and January 29, 2021, purchase price allocation adjustments were not significant.
Fiscal Year 2022
The acquisition date fair value of net assets acquired during the nine months ended January 28, 2022 was $125 million, consisting of $154 million of assets acquired and $29 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $50 million of technology-based intangible assets with estimated useful lives ranging from 15 to 16 years and $80 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $31 million of contingent consideration liabilities in connection with business combinations during the nine months ended January 28, 2022, which are comprised of revenue and product development milestone-based payments.
Fiscal Year 2021
The acquisition date fair value of net assets acquired during the nine months ended January 29, 2021 was $1.2 billion, consisting of $1.3 billion of assets acquired and $159 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $407 million of technology-based intangible assets with estimated useful lives ranging from 8 to 15 years and $805 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $253 million of contingent consideration liabilities in connection with business combinations during the nine months ended January 29, 2021, which are comprised of revenue and product development milestone-based payments. Additionally, during the nine months ended January 29, 2021, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities from a past acquisition. The benefit was recognized in other operating (income) expense, net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. During the three months ended January 28, 2022, IPR&D acquired in connection with asset acquisitions was not significant. During the nine months ended January 28, 2022, the Company acquired $101 million of IPR&D in connection with asset acquisitions, which was recognized in research and development expense in the consolidated statements of income. During the three and nine months ended January 29, 2021, IPR&D acquired in connection with asset acquisitions was not significant.

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
The fair value of contingent consideration at January 28, 2022 and April 30, 2021 was $147 million and $270 million, respectively. At January 28, 2022, $42 million was recorded in other accrued expenses, and $105 million was recorded in other liabilities in the consolidated balance sheet. At April 30, 2021, $78 million was recorded in other accrued expenses, and $192 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Beginning balance	$269	$461	$270	$280
Purchase price contingent consideration	—	95	31	253
Purchase price allocation adjustments	—	—	25	—
Payments	(41)	(127)	(83)	(129)
Change in fair value	(81)	11	(97)	36
Ending balance	$147	$440	$147	$440
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

	Fair Value at
(in millions)	January 28, 2022	Unobservable Input	Range	Weighted Average (1)
		Discount rate	11.2% - 27.2%	14.6%
Revenue and other performance-based payments	$114	Probability of payment	30% - 100%	98.8%
		Projected fiscal year of payment	2022 - 2027	2024
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$33	Probability of payment	70% - 100%	83.4%
		Projected fiscal year of payment	2022 - 2025	2024
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

5. Restructuring and Other Costs
Enterprise Excellence
In the third quarter of fiscal year 2018, the Company announced its Enterprise Excellence restructuring program. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $1.5 billion in connection with the Enterprise Excellence program. In total, the Company estimates it will recognize approximately $1.6 billion to $1.8 billion of exit and disposal costs and other costs related to the Enterprise Excellence program, and the majority of the remaining estimated charges are expected to be incurred by the end of this fiscal year.
For the three and nine months ended January 28, 2022, the Company recognized net charges of $65 million and $201 million, of which $26 million and $90 million, respectively, were recognized within cost of products sold and $28 million and $85 million, respectively, were recognized within selling, general, and administrative expense in the consolidated statements of income. For the three and nine months ended January 29, 2021, the Company recognized net charges of $77 million and $241 million, of which $36 million and $95 million, respectively, were recognized within cost of products sold and $30 million and $125 million, respectively, were recognized within selling, general, and administrative expense in the consolidated statements of income.

The following table summarizes the activity related to the Enterprise Excellence restructuring program for the nine months ended January 28, 2022:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 30, 2021	$64	$18	$1	$83
Charges	31	175	—	206
Cash payments	(32)	(177)	—	(210)
Accrual adjustments(2)	(5)	—	—	(5)
January 28, 2022	$58	$16	$1	$74
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)Accrual adjustments relate to certain employees identified for termination finding other positions within the Company and contract terminations being settled for less than originally estimated.
Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $307 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $400 million to $450 million of exit and disposal costs and other costs related to the Simplification program, and the majority of the remaining estimated charges are expected to be incurred by the end of this fiscal year.
For the three and nine months ended January 28, 2022, the Company recognized net charges of $15 million and $39 million, respectively, of which $12 million and $28 million were recognized within selling, general, and administrative expense in the consolidated statements of income. For the three and nine months ended January 29, 2021, the Company recognized net charges of $84 million and $229 million, respectively. For the nine months ended January 29, 2021, the net charges included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages within restructuring charges, net in the consolidated statements of income. The net charges for the three and nine months ended January 29, 2021 also included $11 million and $14 million, respectively, within selling, general, and administrative expense in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to the Simplification restructuring program for nine months ended January 28, 2022:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Total
April 30, 2021	$59	$4	$63
Charges	17	28	45
Cash payments	(61)	(30)	(91)
Accrual adjustments(2)	(6)	—	(6)
January 28, 2022	$9	$2	$11
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2) Accrual adjustments relate to certain employees identified for termination finding other positions within the Company.
Mechanical Circulatory Support (MCS)
On June 3, 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. In connection with this decision, the Company recorded charges of $726 million (MCS charges) within the Cardiovascular segment during the three months ended July 30, 2021, including $58 million recognized in costs of products sold and $668 million recognized within other operating (income) expense, net in the consolidated statement of income. The charges included $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $211 million for commitments and obligations associated with the decision, which included charges for patient support obligations, restructuring, and other associated costs. As of January 28, 2022, accruals were recorded in the consolidated balance sheet for these obligations, with $64 million reflected in other accrued expenses and $19 million recorded in other liabilities. Medtronic remains committed to serving the needs of the approximately 4,000 patients currently implanted with the HVAD system.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at January 28, 2022 and April 30, 2021:

	January 28, 2022
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$515	$11	$(2)	$525	$525	$—
Level 2:
Corporate debt securities	4,964	39	(40)	4,963	4,963	—
U.S. government and agency securities	1,010	—	(17)	993	993	—
Mortgage-backed securities	620	7	(15)	612	612	—
Non-U.S. government and agency securities	17	—	—	18	18	—
Certificates of deposit	45	—	—	45	45	—
Other asset-backed securities	588	1	(2)	587	587	—
Total Level 2	7,244	48	(74)	7,218	7,218	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,796	$59	$(79)	$7,776	$7,742	$33

	April 30, 2021
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$505	$26	$(3)	$528	$528	$—
Level 2:
Corporate debt securities	4,557	103	(13)	4,647	4,647	—
U.S. government and agency securities	810	—	(7)	804	804	—
Mortgage-backed securities	645	21	(16)	650	650	—
Non-U.S. government and agency securities	31	1	—	33	33	—
Certificates of deposit	19	—	—	19	19	—
Other asset-backed securities	534	4	(1)	537	537	—
Debt funds	7	—	—	7	7	—
Total Level 2	6,603	129	(36)	6,696	6,696	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,144	$155	$(42)	$7,257	$7,224	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 28, 2022 and April 30, 2021:

	January 28, 2022
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$—	$—	$551	$(19)
Corporate debt securities	—	—	1,676	(40)
Mortgage-backed securities	—	—	289	(15)
Other asset-backed securities	—	—	309	(2)
Auction rate securities	—	—	33	(3)
Total	$—	$—	$2,858	$(79)

	April 30, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$946	$(10)	$—	$—
Corporate debt securities	—	—	3,209	(13)
Mortgage-backed securities	—	—	650	(16)
Other asset-backed securities	—	—	531	(1)
Auction rate securities	—	—	33	(3)
Total	$946	$(10)	$4,423	$(32)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended January 28, 2022 and January 29, 2021. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Proceeds from sales	$2,481	$2,406	$7,052	$6,740
Gross realized gains	3	4	15	12
Gross realized losses	(6)	(4)	(10)	(11)
The January 28, 2022 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 28, 2022
Due in one year or less	$2,208
Due after one year through five years	3,337
Due after five years through ten years	1,540
Due after ten years	691
Total	$7,776

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
The following table summarizes the Company's equity and other investments at January 28, 2022 and April 30, 2021, which are classified as other assets in the consolidated balance sheets:

(in millions)	January 28, 2022	April 30, 2021
Investments with readily determinable fair value (marketable equity securities)	$64	$74
Investments without readily determinable fair values	679	537
Equity method and other investments	84	76
Total equity and other investments	$827	$687
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Proceeds from sales	$15	$10	$82	$11
Gross gains	29	18	99	32
Gross losses	(28)	—	(48)	(2)
Impairment losses recognized	—	—	(10)	(2)
During the three and nine months ended January 28, 2022, there were $1 million and $8 million of net unrealized gains, respectively, on equity securities and other investments still held at January 28, 2022. During the three and nine months ended January 29, 2021, there were $17 million and $28 million, respectively, of net unrealized gains on equity securities and other investments still held at January 29, 2021.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. No commercial paper was outstanding at January 28, 2022 and April 30, 2021. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At January 28, 2022 and April 30, 2021, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 28, 2022	April 30, 2021
Current debt obligations	2022 - 2023	$865	$11

Long-term debt
0.000 percent three-year 2019 senior notes	2023	—	907
0.375 percent four-year 2019 senior notes	2023	1,695	1,813
0.000 percent two-year 2020 senior notes	2023	1,412	1,511
3.500 percent ten-year 2015 senior notes	2025	1,890	1,890
0.250 percent six-year 2019 senior notes	2026	1,130	1,209
0.000 percent five-year 2020 senior notes	2026	1,130	1,209
1.125 percent eight-year 2019 senior notes	2027	1,695	1,813
3.350 percent ten-year 2017 senior notes	2027	368	368
0.375 percent eight-year 2020 senior notes	2029	1,130	1,209
1.625 percent twelve-year 2019 senior notes	2031	1,130	1,209
1.000 percent twelve-year 2019 senior notes	2032	1,130	1,209
0.750 percent twelve-year 2020 senior notes	2033	1,130	1,209
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,130	1,209
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,130	1,209
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,130	1,209
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,130	1,209
1.625 percent thirty-year 2020 senior notes	2051	1,130	1,209
Finance lease obligations	2022 - 2036	58	62
Deferred financing costs	2022 - 2051	(113)	(125)
Debt discount, net	2022 - 2051	(61)	(75)
Long-term debt		$24,290	$26,378
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
Financial Instruments Not Measured at Fair Value
At January 28, 2022, the estimated fair value of the Company’s Senior Notes was $26.5 billion compared to a principal value of $25.3 billion. At April 30, 2021, the estimated fair value was $28.6 billion compared to a principal value of $26.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $15.2 billion and $14.7 billion at January 28, 2022 and April 30, 2021, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at January 28, 2022 and April 30, 2021 was $5.3 billion and $5.7 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at January 28, 2022 and April 30, 2021 was $256 million and $243 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating or financing activities, depending on the nature of the underlying hedged item, in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 28, 2022 and April 30, 2021 was $9.9 billion and $9.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating (income) expense, net or cost of products sold in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows.
At January 28, 2022 and April 30, 2021, the Company had $116 million in after-tax net unrealized gains and $253 million in after-tax net unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $123 million of after-tax net unrealized gains at January 28, 2022 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At January 28, 2022, the Company had €16.0 billion, or $18.1 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations. The Euro-denominated debt will mature in fiscal years 2023 through 2051.
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
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on our hedging instruments and derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and nine months ended January 28, 2022 and January 29, 2021 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income				(Gain) Loss Reclassified into Income

	Three months ended		Nine months ended		Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Cash flow hedges
Currency exchange rate contracts	$(180)	$230	$(502)	$632	$(56)	$17	$(51)	$(38)	Other operating (income) expense, net
Currency exchange rate contracts	41	52	84	101	17	4	42	4	Cost of products sold
Net investment hedges	(475)	587	(1,254)	1,863	—	—	—	—	N/A
Total	$(614)	$869	$(1,672)	$2,596	$(39)	$21	$(9)	$(34)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	(Gain) Loss Recognized in Income		(Gain) Loss Recognized in Income
	Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Derivatives not designated as hedging instruments
Currency exchange rate contracts	$(34)	$47	$(67)	$172	Other operating (income) expense, net
Total return swaps	10	(26)	(15)	(54)	Other operating (income) expense, net
Total	$(24)	$21	$(82)	$118
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 28, 2022 and April 30, 2021. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	January 28, 2022	April 30, 2021	Classification	January 28, 2022	April 30, 2021	Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$227	$49	Other current assets	$80	$190	Other accrued expenses
Currency exchange rate contracts	84	22	Other assets	62	94	Other liabilities
Total derivatives designated as hedging instruments	311	70		142	285
Derivatives not designated as hedging instruments
Currency exchange rate contracts	15	14	Other current assets	20	11	Other accrued expenses
Total return swaps	—	18	Other current assets	15	—	Other accrued expenses
Total derivatives not designated as hedging instruments	15	32		35	11
Total derivatives	$326	$102		$177	$296
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 28, 2022		April 30, 2021
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$326	$—	$85	$18
Derivative liabilities	162	15	296	—
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	January 28, 2022
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$326	$(104)	$(30)	$192
Derivative liabilities:
Currency exchange rate contracts	(162)	104	12	(46)
Total return swaps	(15)	—	—	(15)
	(177)	104	12	(61)
Total	$149	$—	$(18)	$131

	April 30, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recorded Assets (Liabilities)	Financial Instruments	Cash Collateral Posted (Received)	Net Amount
Derivative assets:
Currency exchange rate contracts	$85	$(83)	$—	$1
Total return swaps	18	—	—	18
	102	(83)	—	19
Derivative liabilities:
Currency exchange rate contracts	(296)	83	46	(167)
Total	$(193)	$—	$46	$(148)
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	January 28, 2022	April 30, 2021
Finished goods	$2,997	$2,906
Work in-process	687	611
Raw materials	830	796
Total	$4,514	$4,313

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 30, 2021	$7,209	$21,195	$11,300	$2,257	$41,961
Goodwill as a result of acquisitions	55	—	26	—	80
Purchase accounting adjustments	26	3	3	(2)	30
Currency translation and other	(58)	(575)	(92)	(1)	(726)
January 28, 2022	$7,232	$20,623	$11,237	$2,254	$41,346
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Internal operational budgets and long-range strategic plans are used as a basis for the cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital ("WACC") for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The Company did not recognize any goodwill impairments during the three and nine months ended January 28, 2022 and January 29, 2021.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 28, 2022		April 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,990	$(6,775)	$17,036	$(6,058)
Purchased technology and patents	10,834	(5,506)	11,286	(5,156)
Trademarks and tradenames	474	(262)	475	(251)
Other	78	(66)	82	(68)
Total	$28,376	$(12,609)	$28,879	$(11,533)
Indefinite-lived:
IPR&D	$311	$—	$394	$—
The Company assesses definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. During the nine months ended January 28, 2022, the Company recognized $409 million of definite-lived intangible asset charges in connection with MCS within the Cardiovascular Portfolio. Refer to Note 5 Restructuring and Other Costs for additional information on what led to the impairment. Intangible asset impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income. The Company did not recognize any definite-lived intangible asset charges during the three months ended January 28, 2022 and the three and nine months ended January 29, 2021.

The Company assesses indefinite-lived intangibles for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying value may be impaired. The Company did not recognize any indefinite-lived intangible asset impairments during the three and nine months ended January 29, 2021. Indefinite-lived intangible asset impairments were not significant for the three and nine months ended January 28, 2022. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended January 28, 2022 and January 29, 2021 was $432 million and $453 million, respectively. For the nine months ended January 28, 2022 and January 29, 2021, intangible asset amortization expense was $1.3 billion. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 28, 2022, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2022	$430
2023	1,663
2024	1,629
2025	1,606
2026	1,592
2027	1,568
11. Income Taxes
The Company's effective tax rate for the three and nine months ended January 28, 2022 was 6.7 percent and 8.8 percent, respectively, as compared to (4.8) percent and 2.8 percent for the three and nine months ended January 29, 2021, respectively. The increase in our effective tax rate for the three and nine months ended January 28, 2022, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of year-over-year changes in operational results by jurisdiction, the $106 million net tax benefit associated with the resolution of an audit at the IRS Appellate level for fiscal years 2012 through 2014, and the $83 million benefit related to the capitalization of certain research and development costs for U.S. income tax purposes recorded during the three and nine months ended January 29, 2021 as compared to the $82 million net deferred tax benefit associated with a step up in tax basis for Swiss Cantonal purposes recorded during the three and nine months ended January 28, 2022.
At both January 28, 2022 and April 30, 2021, the Company's gross unrecognized tax benefits were $1.7 billion. In addition, the Company had accrued gross interest and penalties of $114 million at January 28, 2022. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.6 billion would impact the Company’s effective tax rate. At January 28, 2022 and April 30, 2021, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $820 million and $809 million, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Numerator:
Net income attributable to ordinary shareholders	$1,480	$1,270	$3,554	$2,246
Denominator:
Basic – weighted average shares outstanding	1,343.7	1,346.4	1,344.4	1,344.2
Effect of dilutive securities:
Employee stock options	5.2	7.3	7.3	6.0
Employee restricted stock units	1.3	2.0	1.8	2.2
Other	0.1	0.3	0.5	0.3
Diluted – weighted average shares outstanding	1,350.3	1,356.0	1,353.9	1,352.7
Basic earnings per share	$1.10	$0.94	$2.64	$1.67
Diluted earnings per share	$1.10	$0.94	$2.63	$1.66
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 6 million and 4 million ordinary shares for the three and nine months ended January 28, 2022, respectively, and 2 million and 6 million for the three and nine months ended January 29, 2021, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and nine months ended January 28, 2022 and January 29, 2021:

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Stock options	$13	$10	$58	$61
Restricted stock	45	41	139	144
Performance share units	13	7	63	42
Employee stock purchase plan	7	7	28	28
Total stock-based compensation expense	$78	$65	$287	$275

Cost of products sold	$8	$7	$29	$28
Research and development expense	9	7	32	30
Selling, general, and administrative expense	62	51	227	217
Total stock-based compensation expense	78	65	287	275
Income tax benefits	(13)	(11)	(51)	(46)
Total stock-based compensation expense, net of tax	$65	$54	$236	$229

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 28, 2022 and January 29, 2021:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Service cost	$25	$26	$16	$17
Interest cost	26	28	7	7
Expected return on plan assets	(57)	(60)	(16)	(13)
Amortization of net actuarial loss	16	17	5	6
Net periodic benefit cost	$10	$11	$12	$17

	U.S.		Non-U.S.
	Nine months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Special termination benefits	$—	$80	$—	$—
Service cost	75	80	48	51
Interest cost	78	82	21	20
Expected return on plan assets	(171)	(182)	(48)	(41)
Amortization of net actuarial loss	48	52	15	18
Net periodic benefit cost	$30	$112	$36	$48
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 30, 2021	$92	$(519)	$(1,458)	$(1,347)	$(253)	$(3,485)
Other comprehensive income (loss) before reclassifications	(112)	(960)	1,254	10	364	556
Reclassifications	(2)	—	—	46	5	49
Other comprehensive income (loss)	(114)	(960)	1,254	56	369	605
January 28, 2022	$(22)	$(1,479)	$(204)	$(1,291)	$116	$(2,879)

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
Other comprehensive income (loss) before reclassifications	138	1,943	(1,863)	(26)	(589)	(397)
Reclassifications	(1)	—	—	54	(18)	35
Other comprehensive income (loss)	137	1,943	(1,863)	28	(607)	(362)
January 29, 2021	$137	$(267)	$(1,627)	$(1,824)	$(341)	$(3,922)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the nine months ended January 28, 2022 and January 29, 2021 was a benefit of $18 million and an expense of $40 million, respectively. During the nine months ended January 28, 2022 and January 29, 2021, there was no income tax on realized gains and losses on investment securities reclassified from AOCI. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the nine months ended January 28, 2022 and January 29, 2021 the income tax on cumulative translation adjustment was a benefit of $4 million and an expense of $7 million, respectively.
During the nine months ended January 28, 2022 and January 29, 2021, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the nine months ended January 28, 2022 and January 29, 2021, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax expense of $3 million and income tax benefit of $8 million, respectively. During the nine months ended January 28, 2022 and January 29, 2021, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $14 million and $12 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the nine months ended January 28, 2022 and January 29, 2021 was an expense of $51 million and a benefit of $145 million, respectively. During the nine months ended January 28, 2022 and January 29, 2021, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $11 million and $6 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating (income) expense, net or cost of products sold, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.
16. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions.

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies litigation charges and gains related to significant legal matters as certain litigation charges. During the three and nine months ended January 28, 2022, the Company recognized $35 million and $95 million, respectively, of certain litigation charges. During the three and nine months ended January 29, 2021, the Company recognized $122 million and $118 million, respectively, of certain litigation charges. At January 28, 2022 and April 30, 2021, accrued litigation was approximately $0.3 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of February 3, 2022, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.

Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, where they have been consolidated before a single judge. Certain plaintiffs' law firms have advised the Company that they have filed a large volume of cases and may file additional cases in the future. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Patent Litigation
Sasso
The Company is involved in litigation in Indiana relating to certain patent and royalty disputes with Dr. Sasso under agreements originally entered into in 1999 and 2001. On November 28, 2018, a jury in Indiana state court returned a verdict against the Company for approximately $112 million. In June 2021, pursuant to an order from the state court, the Company paid the judgment plus accrued interest to Dr. Sasso. During the third quarter of fiscal year 2022, the Company exhausted its appeals, bringing this matter to a conclusion.

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

The Company is a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982, and is responsible for the costs of completing an environmental site investigation as required by the Maine Department of Environmental Protection (MDEP). MDEP served a compliance order on Mallinckrodt LLC and U.S. Surgical Corporation, subsidiaries of Covidien, in December 2008, which included a directive to remove a significant volume of soils at the site. After a hearing on the compliance order before the Maine Board of Environmental Protection (Maine Board) to challenge the terms of the compliance order, the Maine Board modified the MDEP order and issued a final order requiring removal of two landfills, capping of the remaining three landfills, installation of a groundwater extraction system and long-term monitoring of the site and the three remaining landfills. The Company has proceeded with remediation in accordance with the MDEP order as modified by the Maine Board order.

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on their U.S. federal income tax returns through fiscal year 2018.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Cardiovascular	$1,077	$994	$3,333	$2,745
Medical Surgical	923	890	2,746	2,120
Neuroscience	903	861	2,753	2,189
Diabetes	161	177	450	412
Segment operating profit	3,064	2,922	9,282	7,466
Interest expense	(137)	(143)	(410)	(783)
Other non-operating income, net	67	86	244	233
Amortization of intangible assets	(432)	(453)	(1,298)	(1,337)
Corporate	(483)	(398)	(1,347)	(1,222)
Centralized distribution costs	(401)	(458)	(1,382)	(1,398)
Restructuring and associated costs	(78)	(160)	(237)	(466)
Acquisition-related items	50	(35)	(46)	13
Certain litigation charges, net	(35)	(122)	(95)	(118)
MCS impairments / costs	—	—	(726)	—
Medical device regulations	(25)	(21)	(70)	(58)
Income before income taxes	$1,589	$1,220	$3,915	$2,329
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 28, 2022 and January 29, 2021 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Ireland	$24	$25	$76	$74

United States	3,939	3,939	12,038	11,344
Rest of world	3,800	3,811	11,483	10,511
Total other countries, excluding Ireland	7,739	7,750	23,521	21,855
Total	$7,763	$7,775	$23,597	$21,929

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 28, 2022. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The global healthcare system is continuing to respond to the unprecedented challenge posed by the COVID-19 pandemic ("COVID-19" or the "pandemic"). Most of our businesses were affected by a decline in global procedural volumes during fiscal year 2021, particularly in the first and second quarters. During the first quarter of fiscal year 2022, most of our businesses performed at or above pre-COVID-19 levels, while also experiencing a slowdown in elective procedures in certain businesses and geographies in the final weeks of the quarter as a result of the Delta variant of COVID-19. In the second quarter of fiscal year 2022, certain international markets saw procedural recovery from the resurgence experienced in prior quarters. However, particularly in the U.S., the COVID-19 resurgence as well as healthcare system staffing shortages impacted our revenue results for the three months ended October 29, 2021. During the third quarter of fiscal year 2022, the Omicron variant surge of COVID-19 impacted our hospital procedure volumes, particularly in the U.S., as well as created acute absenteeism with our customers, suppliers, and in our own operations and field teams. We cannot predict with confidence the duration and severity of the pandemic and its impact on global procedure volumes. We expect medical procedure rates may continue to vary by therapy and country and to be impacted by regional COVID-19 case volumes, vaccine and booster immunization rates, and new COVID-19 variants. Additionally, we cannot predict the impact healthcare system staffing shortages may have on procedural volumes, and supply chain disruptions may have on the business.

The following is a summary of revenue and diluted earnings per share for the three months ended January 28, 2022 and January 29, 2021, and operating cash flow for the nine months ended January 28, 2022 and January 29, 2021:

GAAP to Non-GAAP Reconciliations The tables below present our GAAP to Non-GAAP reconciliations for the three months ended January 28, 2022 and January 29, 2021:

	Three months ended January 28, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,589	$106	$1,480	$1.10	6.7%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	78	15	63	0.05	19.2
Acquisition-related items (2)	(50)	2	(51)	(0.04)	(4.0)
Certain litigation charges	35	9	27	0.02	25.7
(Gain)/loss on minority investments (3)	2	(1)	3	—	(50.0)
Medical device regulations (4)	25	5	20	0.01	20.0
Amortization of intangible assets	432	67	365	0.27	15.5
Certain tax adjustments, net (5)	—	59	(59)	(0.04)	—
Non-GAAP	$2,112	$262	$1,846	$1.37	12.4%

	Three months ended January 29, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,220	$(59)	$1,270	$0.94	(4.8)%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	160	42	117	0.09	26.9
Acquisition-related items (2)	35	3	32	0.02	8.6
Certain litigation charges	122	21	101	0.07	17.2
(Gain)/loss on minority investments (3)	(18)	—	(15)	(0.01)	16.7
Medical device regulations (4)	21	4	17	0.01	19.0
Amortization of intangible assets	453	73	380	0.28	16.1
Certain tax adjustments, net (5)	—	150	(150)	(0.11)	—
Non-GAAP	$1,993	$234	$1,753	$1.29	11.7%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and specifically for the three months ended January 28, 2022, certain license payments for unapproved technology.
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
(5)For the three months ended January 28, 2022, the tax benefit primarily relates to the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes. For the three months ended January 29, 2021, the tax benefit primarily relates to the finalization of an audit at the IRS Appellate level for fiscal years 2012 through 2014 and the capitalization of certain research and development costs for U.S. income tax purposes. For each period, the tax benefits were partially offset by the amortization on previously established deferred tax assets from intercompany intellectual property transactions.

The tables below present our GAAP to Non-GAAP reconciliations for the nine months ended January 28, 2022 and January 29, 2021:

	Nine months ended January 28, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,915	$346	$3,554	$2.63	8.8%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	237	46	191	0.14	19.4
Acquisition-related items (2)	46	26	21	0.02	56.5
Certain litigation charges	95	17	78	0.06	17.9
(Gain)/loss on minority investments (3)	(23)	(1)	(19)	(0.01)	4.3
Medical device regulations (4)	70	14	56	0.04	20.0
Amortization of intangible assets	1,298	205	1,093	0.81	15.8
MCS impairments / costs (5)	726	162	564	0.42	22.3
Certain tax adjustments, net (6)	—	(10)	10	0.01	—
Non-GAAP	$6,365	$806	$5,547	$4.10	12.7%

	Nine months ended January 29, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,329	$65	$2,246	$1.66	2.8%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	466	109	358	0.26	23.2
Acquisition-related items (2)	(13)	(18)	5	—	138.5
Certain litigation charges	118	23	95	0.07	19.5
(Gain)/loss on minority investments (3)	(28)	—	(23)	(0.02)	17.9
Medical device regulations (4)	58	10	48	0.04	17.2
Amortization of intangible assets	1,337	214	1,123	0.83	16.0
Debt tender premium (7)	308	60	248	0.18	19.5
Certain tax adjustments, net (6)	—	130	(130)	(0.10)	—
Non-GAAP	$4,576	$593	$3,969	$2.93	13.0%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, acquisitions of, or certain license payments for, unapproved technology, and specifically for the nine months ended January 29, 2021, changes in amounts accrued for certain contingent liabilities for recent acquisitions.
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
(6)For the nine months ended January 28, 2022, the tax charge primarily relates to the amortization on previously established deferred tax assets from intercompany intellectual property transactions and a charge related to a change in the Company's permanent reinvestment assertion on certain historical earnings, which are partially offset by the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes. For the nine months ended January 29, 2021, the tax benefit primarily relates to the finalization of an audit at the IRS Appellate level for fiscal years 2012 through 2014 and the capitalization of certain research and development costs for U.S. income tax purposes which are partially offset by the impact of an intercompany sale of assets and the amortization on previously established deferred tax assets from intercompany intellectual property transactions.
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

	Nine months ended
(in millions)	January 28, 2022	January 29, 2021
Net cash provided by operating activities	$5,289	$4,495
Additions to property, plant, and equipment	(979)	(978)
Free cash flow	$4,310	$3,517
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for the three months ended January 28, 2022 and January 29, 2021:

The table below illustrates net sales by segment and division for the three and nine months ended January 28, 2022 and January 29, 2021:

	Three months ended			Nine months ended
(in millions)	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Cardiac Rhythm & Heart Failure	$1,402	$1,371	2%	$4,356	$4,045	8%
Structural Heart & Aortic	740	730	1	2,277	2,090	9
Coronary & Peripheral Vascular	603	605	—	1,829	1,730	6
Cardiovascular	2,745	2,707	1	8,462	7,865	8
Surgical Innovations	1,519	1,423	7	4,570	3,896	17
Respiratory, Gastrointestinal, & Renal	771	890	(13)	2,341	2,502	(6)
Medical Surgical	2,290	2,313	(1)	6,910	6,399	8
Cranial & Spinal Technologies	1,102	1,081	2	3,292	3,096	6
Specialty Therapies	633	618	2	1,908	1,653	15
Neuromodulation	409	426	(4)	1,285	1,152	12
Neuroscience	2,144	2,126	1	6,484	5,900	10
Diabetes	584	630	(7)	1,741	1,766	(1)
Total	$7,763	$7,775	—%	$23,597	$21,929	8%
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended January 28, 2022 and January 29, 2021:

The table below includes net sales by market geography for each of our segments for the three and nine months ended January 28, 2022 and January 29, 2021:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Cardiovascular	$1,297	$1,272	2%	$935	$941	(1)%	$513	$493	4%
Medical Surgical	990	959	3	812	868	(6)	488	486	—
Neuroscience	1,397	1,401	—	431	444	(3)	316	280	13
Diabetes	255	307	(17)	261	268	(3)	68	55	24
Total	$3,939	$3,939	—%	$2,438	$2,522	(3)%	$1,385	$1,314	5%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Nine months ended			Nine months ended			Nine months ended
(in millions)	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Cardiovascular	$4,090	$3,854	6%	$2,886	$2,739	5%	$1,486	$1,271	17%
Medical Surgical	2,950	2,677	10	2,521	2,425	4	1,439	1,297	11
Neuroscience	4,237	3,934	8	1,330	1,246	7	918	720	28
Diabetes	760	879	(14)	780	733	6	201	154	31
Total	$12,038	$11,344	6%	$7,517	$7,143	5%	$4,043	$3,443	17%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
Net sales for the three months ended January 28, 2022, as compared to the corresponding period in the prior fiscal year, remained flat both globally and in the U.S, largely driven by the Omicron COVID-19 impact. For the nine months ended January 28, 2022, most of our businesses and geographies experienced growth primarily due to the recovery of global procedure volumes from the downturn experienced in the first and second quarters of fiscal year 2021 as a result of the pandemic. For the three months ended January 28, 2022, currency had an unfavorable impact on emerging markets and non-U.S. developed markets of $22 million and $115 million, respectively. For the nine months ended January 28, 2022, currency had a favorable impact on emerging markets and non-U.S. developed markets of $78 million and $62 million, respectively.
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
Looking ahead, a number of macro-economic and geopolitical factors could negatively impact our business, including without limitation:
•The uncertain and uneven impact of COVID-19 on future procedural volumes, supply constraints, healthcare staffing, worker absenteeism with our customers, suppliers, and in our own operations and field teams, and resulting impacts on demand for our products and therapies;
•The potential impact that sanctions and other measures being imposed in response to the Russia-Ukraine conflict could have on revenue and supply chain;
•Competitive product launches and pricing pressure, geographic macro-economic risks including general price inflation, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates; and
•National and provincial tender pricing for certain products, particularly in China.

Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and nine months ended January 28, 2022 were $2.7 billion and $8.5 billion, respectively, which represents an increase of 1 percent and 8 percent, respectively, compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $54 million and a favorable impact of $52 million on net sales for the three and nine months ended January 28, 2022, respectively. Cardiovascular experienced modest growth for the three months ended January 28, 2022 primarily driven by the continued global adoption of many products, with partial offsetting declines due to supply challenges and the Omicron variant of COVID-19, particularly in the U.S. The net sales increase for the nine months ended January 28, 2022 was primarily due to the recovery of global procedure volumes from the declines experienced in the corresponding period in the prior year along with growth from recent product launches.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended January 28, 2022 and January 29, 2021:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and nine months ended January 28, 2022 increased 2 percent and 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for the three and nine months ended was led by Cardiac Rhythm Management with growth in TYRX antibacterial envelopes, CRT-Ds, CRT-P's, and cardiac pacing therapies due to Micra and transvenous pacemakers. Cardiac Ablation Solutions also led growth for both periods with strong sales of Arctic Front cryoablation systems. For both periods, the net sales growth was partially offset by a decline of Medtronic HVAD System net sales as a result of our June 2021 decision to stop the distribution and sale of the system.

Structural Heart & Aortic (SHA) net sales for the three and nine months ended January 28, 2022 increased 1 percent and 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in both periods was led by growth in transcatheter aortic valve replacement (TAVR) net sales as a result of continued adoption of the CoreValve Evolut. Cardiac Surgery also contributed to the net increase in sales for both periods as a result of broad-based growth across the business, particularly from strong sales of Extra-Corporeal Life Support (ECLS) devices. For the three months ended January 28, 2022, these increases were partially offset by declines within Aortic caused by field corrective actions (FCA) and COVID-19 challenges. The most notable field corrective actions were for the Valiant Navion Thoracic Stent Graft System FCA issued in the fourth quarter of fiscal year 2021 and the Endurant and Endurant II/IIs Stent Graft Systems FCA issued in the third quarter of fiscal year 2022.

Coronary & Peripheral Vascular (CPV) net sales for the three and nine months ended January 28, 2022 was flat and increased 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in nine months ended was led by growth in Peripheral Vascular Health driven by strong performance of the recently launched Abre venous self-expanding stent system for Deep Venous disease, as well as our superficial venous product portfolio, including the VenaSeal and ClosureFast systems. For the three months ended, the aforementioned strengths in Peripheral Vascular Health and superficial venous product portfolio did experience increases however, net sales were flat due to impacts of COVID-19.
In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued growth of our Micra transcatheter pacing system. Micra AV received U.S. FDA approval and CE Mark approval in January and April 2020, respectfully. The Micra AV launched in Japan in November and expands the Micra target population from 15 percent to 45 percent of pacemaker patients.
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
•Continued acceptance and expansion of the Claria MRI CRT-D system with EffectivCRT Diagnostic and EffectivCRT During AF Algorithm.
•Continued acceptance and expansion of the LINQ II cardiac monitor. Supply for the LINQ II cardiac monitor is improving as we continue to ramp our wafer scale manufacturing. During the third quarter of fiscal year 2022, we launched two AccuRhythm AI algorithms on the LINQ II platform to significantly reduce false positive alerts for Atrial Fibrillation and Pause while retaining sensitivity for true positive detection and reduce clinic workload and burden.
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
•Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, and advanced sealing with an excellent safety profile. In August 2021, the U.S. FDA approved the Evolut FX TAVR, a system enhancement designed to improve the overall procedural experience through enhancements in deliverability, implant visibility and deployment stability. During the third quarter, Evolut PRO received NMPA approval within China.
•Continued acceptance and growth from the VenaSeal Closure System in the U.S. The VenaSeal Closure System is a unique non-thermal solution to address superficial venous disease that provides improved patient comfort, reduces the recovery time, and eliminates the risk of thermal nerve injury.
•Continued acceptance and growth of the Abre venous self-expanding stent system in the U.S. as well as pressure from competitors re-entering the market. Abre is designed for the unique challenges of venous disease. It offers easy deployment, to let physicians focus on their patient, and delivers demonstrated endurance, to give patients freedom of movement.
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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include the Symplicity Spyral Multi-Electrode Renal Denervation Catheter, Pulse Field Ablation, a novel energy source that is non-thermal, Aurora Extravascular ICD and transcatheter mitral and tricuspid therapy products led by our Intrepid system.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and nine months ended January 28, 2022 were $2.3 billion and $6.9 billion, respectively, a decrease of 1 percent and an increase of 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $51 million and a favorable impact of $34 million on net sales for the three and nine months ended January 28, 2022, respectively. Medical Surgical's net sales decrease for the three months ended January 28, 2022 was primarily driven by a decline in ventilator sales due to the high COVID-19 demand in the corresponding period in the prior year. These declines were partially offset by growth experienced in most businesses due to COVID-19's impact in the corresponding period in the prior year. The net sales increase for the nine months ended January 28, 2022 was primarily due to the recovery of global procedure volumes from the declines experienced in the corresponding period in the prior year.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended January 28, 2022 and January 29, 2021:
Surgical Innovations (SI) net sales for the three and nine months ended January 28, 2022 increased 7 percent and 17 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales growth for the three and nine months ended January 28, 2022 was led by Advanced Surgical instruments, driven by the continued adoption of the Company's LigaSure, Sonicision, and Tri-Staple technologies, and Hernia and Wound Management.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for the three and nine months ended January 28, 2022 decreased 13 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. RGR net sales declines for both periods were largely due to declines in ventilator demands when compared to the corresponding periods in the prior year as demand continues to normalize towards pre-pandemic levels. These declines were partially offset by growth in Renal Care Solutions, Patient Monitoring Nellcor pulse oximetry system, as well as in Gastrointestinal, driven by the esophageal product portfolio and PillCam capsule endoscopy.

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
•Continued future growth internationally for the Hugo robotic assisted surgery (RAS) system for urologic, gynecologic, and general surgery procedures as well as for our easy-to-access Touch Surgery Enterprise surgical video system. The Hugo RAS system, which received CE Mark in October 2021 as well as additional regulatory approvals in Canada, Australia, and Israel during the third quarter of fiscal year 2022, is designed to help reduce unwanted variability, improve patient outcomes, and by extension, lower per procedure cost.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., our NextGen McGrath MAC video laryngoscopes, Signia power stapling devices, and our Ligasure and Sonicion vessel sealing devices.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on the treatment of overactive bladder, urinary retention, fecal incontinence, gastroparesis, as well as products to treat ear, nose, and throat (ENT), and therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and nine months ended January 28, 2022 were $2.1 billion and $6.5 billion, respectively, an increase of 1 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $21 million and a favorable impact of $37 million on net sales for the three and nine months ended January 28, 2022, respectively. Neuroscience's net sales were relatively flat for the three months ended January 28, 2022, with growth experienced in emerging markets partially offset by declines due to pandemic-driven procedural slowdowns particularly in the U.S. The net sales growth for the nine months ended January 28, 2022 was primarily due to the recovery of global procedure volumes from the declines experienced in the corresponding period in the prior year.
The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended January 28, 2022 and January 29, 2021:
Cranial and Spinal Technologies (CST) net sales growth for the three and nine months ended January 28, 2022 increased 2 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For both periods, Neurosurgery experienced growth from strong sales of Midas Rex powered surgical instruments, and Advanced Energy. The growth in CST for both periods was also led by Spine and Biologics due to the recovery of global procedural volumes in the U.S., Japan, and Western Europe when compared to the corresponding period in the prior year. StealthStation Navigation and O-arm imaging surgery also contributed to growth for the nine months ended January 28, 2022.
Specialty Therapies (Specialty) net sales for the three and nine months ended January 28, 2022 increased 2 percent and 15 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was driven by growth in Neurovascular led by flow diversion and liquid embolic products. ENT experienced worldwide growth for the nine months ended January 28, 2022, including strong performance outside the U.S. in power, navigation, and monitoring, partially offset by declines driven by supply chain disruptions in disposables for the three months ended January 28, 2022. For the three months ended January 28, 2022, Pelvic Health experienced net sales decline due to COVID-19 impacts on procedural volumes. For the nine months ended January 28, 2022, Pelvic Health saw growth led by sales of the recently launched InterStim Micro neurostimulator and SureScan MRI leads.
Neuromodulation (NM) net sales for the three and nine months ended January 28, 2022 decreased 4 percent and increased 12 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales for both periods were impacted by growth within Brain Modulation with strong performance in the Percept PC deep brain stimulation (DBS) device with BrainSense technology. For the nine months ended January 28, 2022, the increase was also driven by Pain Stim and Pain Therapies, largely due to performance of recent product launches. For the three months ended January 28, 2022, Pain Stim, Pain Therapies, and Interventional offset the sales growth with declines in the U.S and Western Europe primarily due to COVID-19 procedural slowdowns.

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
•Continued acceptance and growth of our ENT and Pelvic Health therapies within our Specialty Therapies division, including our InterStim therapy with InterStim II, InterStim Micro and InterStim X neurostimulators for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system.
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
•Market acceptance and growth from SCS therapy for treating Diabetic Peripheral Neuropathy (DPN) on Intellis rechargeable neurostimulator and Vanta recharge-free neurostimulator which recently received U.S. FDA approval.
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
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, consumables, and smart insulin pen systems. Diabetes' net sales for the three and nine months ended January 28, 2022 were $584 million and $1.7 billion, respectively, a decrease of 7 percent and 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $12 million and favorable impact of $17 million on net sales for the three and nine months ended January 28, 2022, respectively. Diabetes' net sales decline for both periods was primarily attributable to declines in the U.S. partially offset by growth in the international markets in integrated CGM.

In addition to the general impacts of COVID-19 on our Company as described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Patient demand for the MiniMed 770G insulin pump system, which launched in the U.S. in November 2020 and in Japan in January 2022. The system is powered by SmartGuard technology and features the added benefits of smartphone connectivity and an expanded age indication to children as young as age two.
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
•Strengthening our position in the diabetes market as a result of the September 2020 acquisition of Companion Medical. Companion Medical offered a U.S. FDA cleared InPen smart pen system that combines the freedom of a reusable Bluetooth pen with the intelligence of an intuitive mobile application that helps users administer the appropriate insulin dose. During the third quarter of fiscal year 2021, we integrated our CGM data into the InPen Application, which allows users to have their Medtronic CGM readings in real-time alongside insulin dose information, all in one view.
•Continued pump and CGM competition in an expanding global market.
•Changes in medical reimbursement policies and programs, along with additional payor coverage on insulin pumps.
•Resolution of findings contained in a December 2021 U.S. FDA warning letter relating to the MiniMed 600 series insulin pump and a remote controller device for MiniMed 508 and Paradigm pumps. We are currently working with the U.S. FDA to resolve the findings. The existence of the warning letter may limit our ability to launch certain new Diabetes products in the U.S. prior to resolution of the findings.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our MiniMed 780G insulin pump and the Guardian 4 sensor, which have been submitted to the U.S. FDA. These technologies feature our next-generation algorithms by further automating insulin delivery.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and nine months ended January 28, 2022 and January 29, 2021:
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three and nine months ended January 28, 2022 was $2.5 billion and $7.6 billion, respectively, as compared to $2.6 billion and $7.8 billion for the corresponding periods in the prior fiscal year. The decrease in cost of products sold as a percentage of net sales for both periods was largely due to higher expenses in the prior year comparable periods as a result of COVID-19. During the three and nine months ended January 29, 2021, the conditions of the pandemic resulted in period expensing some of our fixed overhead costs, increases in our reserves in our excess and obsolete inventory, as well as negative impact from mix, as products in higher demand had lower gross margins. The decrease was also attributable to charges from field correction actions in the prior year. The nine months ended January 28, 2022 included $58 million of inventory write-downs associated with our June 2021 decision to stop the distribution and sale of Medtronic's HVAD System (MCS charges). Looking forward, our cost of products sold likely will be further negatively impacted by inflation and higher labor and direct material costs.
Research and Development Expense We remain committed to deliver the best possible experiences for every patient, physician, and caregiver we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve real patient needs, dramatically improving care; and to expand healthcare access and deliver positive outcomes that go far beyond our products. Research and development expense for the three and nine months ended January 28, 2022 was $668 million and $2.1 billion, respectively, as compared to $601 million and $1.9 billion, respectively, for the corresponding periods in the prior fiscal year. The nine months ended January 28, 2022 included $101 million of acquisitions of, and license payments for, unapproved technology, primarily in our Diabetes segment.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses. Selling, general, and administrative expense for the three and nine months ended January 28, 2022 was $2.6 billion and $7.7 billion, as compared to $2.5 billion and $7.6 billion for the corresponding periods in the prior fiscal year. The increase in selling, general, and administration as a percentage of net sales for the three months ended was primarily driven by increased employee travel as compared to the corresponding period in the prior year where travel was limited. The decrease in selling, general, and administrative expense as a percentage of net sales for the nine months ended was primarily driven by net sales growth as a result of the recovery of procedural volumes partially offset by increases in employee travel and professional services.

The following is a summary of other costs and expenses (income):

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Amortization of intangible assets	$432	$453	$1,298	$1,337
Restructuring charges, net	12	83	32	235
Certain litigation charges, net	35	122	95	118
Other operating (income) expense, net	(63)	82	719	116
Other non-operating income, net	(67)	(86)	(244)	(233)
Interest expense	137	143	410	783
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

Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $1.5 billion in connection with the Enterprise Excellence program. In total, the Company estimates it will recognize approximately $1.6 billion to $1.8 billion of exit and disposal costs and other costs related to the Enterprise Excellence program, the majority of which are expected to be incurred by the end of this fiscal year.

For the three and nine months ended January 28, 2022, we recognized net charges of $65 million and $201 million, respectively, associated with our Enterprise Excellence Program, including $11 million and $25 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Net charges for the three and nine months ended January 28, 2022 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $26 million and $90 million, respectively, recognized within cost of products sold and $28 million and $85 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.

For the three and nine months ended January 29, 2021, we recognized net charges of $77 million and $241 million, respectively, associated with our Enterprise Excellence Program, including $11 million and $21 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Net charges for the three and nine months ended January 29, 2021 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $36 million and $95 million, respectively, recognized within cost of products sold, and $30 million and $125 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.

Simplification

In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program, designed to make the Company a more nimble and competitive organization. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $307 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $400 million to $450 million of exit and disposal costs and other costs related to the Simplification program, the majority of which are expected to be incurred by the end of this fiscal year.

For the three and nine months ended January 28, 2022, we recognized net charges of $15 million and $39 million, respectively, including $3 million and $11 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Net charges for the three and nine months ended January 28, 2022 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including

$12 million and $28 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.

For the three and nine months ended January 29, 2021, we recognized net charges of $84 million and $229 million, respectively, including $73 million and $215 million, respectively, recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. For the nine months ended January 29, 2021, the net charges included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages within restructuring charges, net in the consolidated statements of income. Net charges for the three and nine months ended January 29, 2021 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $11 million and $14 million, respectively, recognized within selling, general and administrative expense in the consolidated statements of income.
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
For the three months ended January 28, 2022, the change in other operating (income) expense, net is primarily attributable to changes in fair value of contingent consideration, which resulted in $81 million of income for the three months ended January 28, 2022 as compared to $11 million of expense in the corresponding period in the prior year. Additionally, the change is driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net gain of $42 million combined for the three months ended January 28, 2022 as compared to a net loss of $21 million for the corresponding period in the prior year.
For the nine months ended January 28, 2022, the change in other operating (income) expense, net was primarily driven by MCS charges recorded during the three months ended July 30, 2021. The charges of $668 million primarily included $409 million of intangible asset impairments and $211 million for commitments and obligations, including customer support obligations, restructuring, and other associated costs. Additionally, the change is due to changes in fair value of contingent consideration, which resulted in $97 million of income for the nine months ended January 28, 2022 as compared to $36 million of expense in the corresponding period in the prior year. Finally, also contributing to the change was a change in amounts accrued for certain contingent liabilities for a past acquisition resulting in a $132 million gain for the nine months ended January 29, 2021. Additional information regarding the MCS charges is included in Note 5 Restructuring and Other Costs.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three months ended January 28, 2022, the decrease in other non-operating income, net is primarily attributable to losses on our minority investment portfolio of $2 million for the three months ended January 28, 2022 as compared to gains of $18 million in the corresponding period in the prior year. The increase in other non-operating income, net for the nine months ended January 28, 2022 when compared to the corresponding in the prior year is primarily attributable to gains on our equity method and minority investment portfolios partially offset by a decrease in interest income. Gains on equity method and minority investments were $36 million and $24 million for the nine months ended January 28, 2022 and January 29, 2021, respectively. Interest income was $134 million and $144 million for the nine months ended January 28, 2022 and January 29, 2021, respectively.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. The decrease in interest expense for the nine months ended January 28, 2022 was primarily due to the $308 million charge incurred as a result of the early redemption of approximately $6.0 billion of debt during the three months ended October 30, 2020.

INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Income tax provision (benefit)	$106	$(59)	$346	$65
Income before income taxes	1,589	1,220	3,915	2,329
Effective tax rate	6.7%	(4.8)%	8.8%	2.8%

Non-GAAP income tax provision	$262	$234	$806	$593
Non-GAAP income before income taxes	2,112	1,993	6,365	4,576
Non-GAAP Nominal Tax Rate	12.4%	11.7%	12.7%	13.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	5.7%	16.5%	3.9%	10.2%
Our effective tax rate for the three and nine months ended January 28, 2022 was 6.7 percent and 8.8 percent, respectively, as compared to (4.8) percent and 2.8 percent for the three and nine months ended January 29, 2021, respectively. The increase in our effective tax rate for the three and nine months ended January 28, 2022, as compared to the corresponding periods in the prior fiscal year, was primarily due to the impact of year-over-year changes in operational results by jurisdiction, the $106 million net tax benefit associated with the resolution of an audit at the IRS Appellate level for fiscal years 2012 through 2014, and the $83 million benefit related to the capitalization of certain research and development costs for U.S. income tax purposes recorded during the three and nine months ended January 29, 2021 as compared to the $82 million net deferred tax benefit associated with a step up in tax basis for Swiss Cantonal purposes recorded during the three and nine months ended January 28, 2022.

Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 28, 2022 was 12.4 percent and 12.7 percent, respectively, as compared to 11.7 percent and 13.0 percent for the three and nine months ended January 29, 2021, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the impact of year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 28, 2022 of approximately $21 million and $64 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of January 28, 2022 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 28, 2022	January 29, 2021
Cash provided by (used in):
Operating activities	$5,289	$4,495
Investing activities	(1,930)	(4,785)
Financing activities	(3,387)	993
Effect of exchange rate changes on cash and cash equivalents	(87)	234
Net change in cash and cash equivalents	$(114)	$937
Operating Activities The $794 million increase in net cash provided was primarily driven by an increase in cash collected from customers, partially offset by an increase in cash paid to employees. The increase in cash collected from customers was primarily related to

COVID-19 driving decreased sales in the fourth quarter of fiscal year 2020 and first and second quarter of fiscal year 2021. Cash paid to employees increased due to higher annual incentive plan payouts compared to the corresponding period in the prior fiscal year.
Investing Activities The $2.9 billion decrease in cash used was primarily attributable to a decrease in net purchases of investments of $1.9 billion, and decrease of cash paid for acquisitions of $885 million during the nine months ended January 28, 2022, as compared to the corresponding period in the prior fiscal year.
Financing Activities The $4.4 billion increase in net cash used was largely the result of the Mizuho Bank term loan under which the Company borrowed $2.8 billion in the first quarter of the prior fiscal year, and as well as the net proceeds from the debt issuance and early redemption in the prior year period described below. Also contributing to the total increase in cash used was the increase in net cash used for share repurchases of $1.1 billion. Partially offsetting the increase in cash used was a net decrease in short-term borrowings of $311 million in the corresponding period in the prior fiscal year. For the nine months ended January 29, 2021 financing cash flows were impacted by the issuance of $7.2 billion of Euro-denominated senior notes offset by the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration. For more information on the aforementioned Mizuho Bank term loan, refer to Note 7 to the current period's consolidated financial statements.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at January 28, 2022 was $25.2 billion as compared to $26.4 billion at April 30, 2021. The decrease in total debt was driven by fluctuations in exchange rates as it pertains to our Euro-denominated senior notes.
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the nine months ended January 28, 2022, the Company repurchased a total of 8 million shares under this program at an average price of $119.84. At January 28, 2022, we had approximately $4.4 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Liquidity
Our liquidity sources at January 28, 2022 included $3.5 billion of cash and cash equivalents and $7.7 billion of current investments. Additionally, we maintain a commercial paper program and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, certificates of deposit, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both January 28, 2022 and April 30, 2021, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2026. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. In December 2021, we amended the Credit Facility to remove the cap on the number of extension options available. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At January 28, 2022 and April 30, 2021, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.

The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	January 28, 2022	April 30, 2021
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

S&P and Moody's long-term debt ratings and short-term debt ratings at January 28, 2022 were unchanged as compared to the ratings at April 30, 2021. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
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
ACQUISITIONS
Intersect ENT Pending Acquisition
On August 6, 2021, Medtronic and Intersect ENT entered into a definitive agreement in which Medtronic will acquire all outstanding shares of Intersect ENT for $28.25 per share in an all-cash transaction valued at approximately $1.1 billion. The acquisition is pending clearance of anti-trust filings and is now expected to close in the first quarter of fiscal year 2023.

Affera, Inc. Pending Acquisition

On January 10, 2022, Medtronic and Affera, Inc. (Affera) entered into a definitive agreement in which Medtronic will acquire Affera for $925 million, including $250 million of contingent consideration. The acquisition is pending clearance of anti-trust filings and other closing conditions.
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
As of January 28, 2022, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the nine months ended January 28, 2022 and summarized balance sheet information at January 28, 2022 and April 30, 2021 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer. The summarized results of operations information for the nine months ended January 28, 2022 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,536	$—
Operating profit (loss)	500	(4)
Loss before income taxes	(232)	(715)
Net loss attributable to Medtronic	(252)	(746)
The summarized balance sheet information at January 28, 2022 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$19,529	$7,005
Total noncurrent assets(4)	11,746	8,226
Total current liabilities(5)	31,906	20,255
Total noncurrent liabilities(6)	53,688	63,046
Noncontrolling interests	171	171
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
(3)Includes receivables due from non-guarantor subsidiaries of $18.9 billion and $6.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $8.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $29.1 billion and $19.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $28.1 billion and $45.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 28, 2022 and April 30, 2021 was $15.2 billion and $14.7 billion, respectively. At January 28, 2022, these contracts were in a net unrealized gain position of $165 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 28, 2022 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	January 28, 2022
10% appreciation in the U.S. dollar	$1,055
10% depreciation in the U.S. dollar	(1,055)
Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
In the second quarter of fiscal year 2019, we began accounting for our operations in Argentina as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100 percent. The change did not have a material impact on our results for the three and nine months ended January 28, 2022.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 28, 2022 was comprised of debt predominantly denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at January 28, 2022, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	January 28, 2022
10 basis point increase in interest rates	$32
10 basis point decrease in interest rates	(32)
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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2022:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
10/30/2021-11/26/2021	459,300	$119.40	459,300	$4,667,337,271
11/27/2021-12/31/2021	1,953,300	106.18	1,953,300	4,459,929,772
1/1/2022-1/28/2022	1,020,900	106.83	1,020,900	4,350,866,973
Total	3,433,500	$108.14	3,433,500	$4,350,866,973
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. During the third quarter of fiscal year 2022, the Company's Board of Directors authorized, and the Company redeemed the previously outstanding 1,872 Preferred A Shares for $0.075 million.
Item 5. Other Information
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. The activities described herein were expressly authorized by the U.S. Government under applicable economic sanctions regulations in effect as of the end of our third fiscal quarter of 2022.
Specifically, Medtronic’s affiliate in Russia, Medtronic Russia LLC (“Medtronic Russia”), is required under Russian law to complete certain notification and filing requirements to Russia’s Federal Security Service (“FSB”) regarding certain Medtronic medical devices that make use of encryption functionality that are imported into Russia. While the FSB has been included on the Specially Designated Nationals (“SDN”) List administered by the Office of Foreign Assets Control (“OFAC”), these activities were authorized at the time they occurred. In particular, Cyber General License No. 1B (“Cyber GL 1B”), issued by OFAC, authorized all transactions ordinarily incident to obtaining such permits from the FSB, provided that certain conditions are met.
On March 2, 2021, OFAC designated the FSB pursuant to an additional sanction's authority. While OFAC amended the applicable general license to confirm that all previously authorized dealings with the FSB remain authorized (notwithstanding the additional designation), the designation of the FSB with a "[NPWMD]" tag pursuant to Executive Order 13382 means that Medtronic is required under Section 13(r)(1)(D)(ii) of the Securities Exchange Act to disclose certain information as a result of this additional designation, as Section 13(r)(1)(D)(ii) does not contain an exception from its reporting requirements for activities that are authorized by the U.S. Government.
During the third quarter of fiscal year 2022 ending January 28, 2022, in the normal course of business and consistent with the authorization of Cyber GL 1B as in effect at the time, Medtronic Russia filed two notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.

Item 6. Exhibits

(a)	Exhibits
	10.1	Medtronic Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2017) (Conformed through the Amendment generally effective as of January 1, 2022)
	10.2	2021 Medtronic plc Long Term Incentive Plan
	10.3	Performance Share Unit Agreement 2021 Medtronic plc Long Term Incentive Plan
	10.4	Non-Qualified Stock Option Agreement 2021 Medtronic plc Long Term Incentive Plan
	10.5	Restricted Stock Unit Award Agreement for awards vesting 100% on the third anniversary of the grant date - 2021 Medtronic plc Long Term Incentive Plan
	10.6	Restricted Stock Unit Award Agreement for awards vesting ratably on the first, second, third, and fourth anniversary of the grant date - 2021 Medtronic plc Long Term Incentive Plan
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	March 3, 2022	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Global Controller and Chief Accounting Officer
(Principal Accounting Officer)