Form 10-K
period 2022-04-29
Medtronic plc
filed 2022-06-23
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 29, 2022.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 29, 2021, based on the closing price of $119.86 as reported on the New York Stock Exchange: approximately $161.2 billion. Number of Ordinary Shares outstanding on June 20, 2022: 1,328,709,310

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual General Meeting are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and other written reports of Medtronic plc, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of COVID-19 ("COVID-19" or the "pandemic") on our business, results of operations and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding: our ability to drive long-term shareholder value; development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
•delays in regulatory approvals;
•the global COVID-19 pandemic, including new COVID-19 variants that may emerge, as well as potential impacts of the pandemic on healthcare staffing levels;
•reduction or interruption in our supply;
•failure to complete or achieve the intended benefits of acquisitions or divestitures;
•adverse regulatory action;
•laws and governmental regulations;
•litigation results;
•quality problems;
•healthcare policy changes;
•cybersecurity incidents;
•international operations, including the impact of armed conflicts;

•self-insurance;
•commercial insurance;
•changes in applicable tax rates;
•positions taken by taxing authorities;
•decreasing selling prices and pricing pressure;
•liquidity shortfalls;
•fluctuations in currency exchange rates;
•inflation; or
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

PART I
Item 1. Business
Medtronic plc, headquartered in Dublin, Ireland, is the leading global healthcare technology company. Medtronic was founded in 1949 and today serves healthcare systems, physicians, clinicians, and patients in more than 150 countries worldwide. We remain committed to a mission written by our founder in 1960 that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
Our Mission — to alleviate pain, restore health, and extend life — empowers insight-driven care and better outcomes for our world. We remain committed to being recognized as a company of dedication, honesty, integrity, and service. Building on this strong foundation, we are embracing our role as a healthcare technology leader and evolving our business strategy in four key areas:
•Leveraging our pipeline to win market share: The combination of our good end markets, recent product launches and robust pipeline is expected to continue accelerating our growth over both the near-and long-term. We aim to bring inventive and disruptive technology to large healthcare opportunities which enables us to better meet patient needs. Patients around the world deserve access to our life-saving products, and we are driven to use our local presence and scale to increase the adoption of our products and services in markets around the globe.
•Serving more patients by accelerating innovation driven growth and delivering shareholder value: We listen to our patients and customers to better understand the challenges they face. From the patient journey, to creating agile partnerships that produce novel solutions, to making it easier for our customers to deploy our therapies — everything we do is anchored in deep insight, and creates simpler, superior experiences.
•Creating and disrupting markets with our technology: We are confident in our ability to maximize new technology, artificial intelligence (AI), and data and analytics to tailor therapies in real-time, facilitating remote monitoring and care delivery that conveniently manages conditions, and creates new standards of care.
•Empowering our operating units to be more nimble and more competitive: Our operating model, which was effective February 2021, simplified our organization to accelerate decision making, improve commercial execution, and more effectively leverage the scale of our company.
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

Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division includes the following Operating Units: Cardiac Rhythm Management; Cardiac Ablation Solutions; and Cardiovascular Diagnostics and Services. The division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, and an integrated health solutions business. Principal products and services offered include:
•Implantable cardiac pacemakers including the Azure MRI SureScan, Adapta, Advisa MRI SureScan, and the Micra Transcatheter Pacing System. The Micra Transcatheter Pacing System, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker, includes the Micra VR device and the Micra AV device. Both of these pacemakers treats patients with atrioventricular block.
•Implantable cardioverter defibrillators (ICDs), including the Visia AF MRI SureScan, Evera MRI SureScan, Primo MRI, and the Cobalt and Crome portfolio of BlueSync-enabled ICDs, as well as defibrillator leads, including the Sprint Quattro Secure lead.
•Implantable cardiac resynchronization therapy devices (CRT-Ds and CRT-Ps) including the Claria/Amplia/Compia family of MRI Quad CRT-D SureScan systems and the Cobalt and Crome portfolio of BlueSync-enabled CRT-Ds, as well as the Percepta/Serena/Solara family of MRI Quad CRT-P SureScan systems.
•Cardiac ablation products including the Arctic Front Advanced Cardiac cryoablation System, designed for pulmonary vein isolation in the treatment of patients with paroxysmal and persistent AF, as well as the DiamondTemp Ablation system, which is the first U.S. FDA-approved, temperature controlled, irrigated radiofrequency ablation system.
•Insertable cardiac monitoring systems, including the Reveal LINQ and LINQ II. These devices are for patients who experience infrequent symptoms such as dizziness, palpitation, syncope (fainting) and chest pain, which may indicate a cardiac arrhythmia that requires long-term monitoring or ongoing management. The LINQ II device offers improved device longevity, unmatched accuracy and a streamlined workflow with AccuRhythm AI algorithms to reduce clinic workload and data burden.
•TYRX products, including the Cardiac and Neuro Absorbable Antibacterial Envelopes, which are designed to stabilize electronic implantable devices and help prevent infection associated with implantable pacemakers, and defibrillators.
•Remote monitoring services and patient-centered software to enable efficient care coordination and specialized telehealth nurse support as well as services related to hospital operational efficiency.
•Medtronic stopped the distribution and sale of the HVAD System on June 3, 2021. We continue a support program for patients with HVAD devices, and for caregivers and healthcare professionals who participate in their care.

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
•Surgical valve replacement and repair products for damaged or diseased heart valves, including both tissue and mechanical valves; blood-handling products that form a circulatory support system to maintain and monitor blood circulation and coagulation status, oxygen supply, and body temperature during arrested heart surgery; and surgical ablation systems and positioning and stabilization technologies.
•Endovascular stent grafts and accessories, including the Endurant II Stent Graft System for the treatment of abdominal aortic aneurysms, the Valiant Captivia Thoracic Stent Graft System for thoracic endovascular aortic repair procedures, and the Heli-FX EndoAnchor System.
•Transcatheter Pulmonary Valves, including Harmony TPV and Delivery Catheter System and Melody TPV/Ensemble II Delivery System.
Coronary & Peripheral Vascular
Our Coronary & Peripheral Vascular division includes the following Operating Units: Coronary & Renal Denervation and Peripheral Vascular Health. The division is comprised of a comprehensive line of products and therapies to treat coronary artery disease as well as peripheral vascular disease and venous disease. Our products include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guide wires, diagnostic catheters, and accessories, peripheral drug coated balloons, stent and angioplasty systems, carotid embolic protection systems for the treatment of vascular disease outside the heart, and products for superficial and deep venous disease. Principal products offered include:
•Percutaneous Coronary Intervention products including our Resolute Onyx drug-eluting stent, Euphora balloons, and Launcher guide catheters.
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
Surgical Innovations
Our Surgical Innovations division includes the following Operating Units: Surgical Innovations and Surgical Robotics. The division develops, manufactures, and markets advanced and general surgical products, including surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, surgical artificial intelligence (AI) and robotic-assisted surgery products, hernia mechanical devices, mesh implants, gynecology products, lung health and visualization, and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:
•Advanced stapling and energy products, including the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple Technology and the Endo GIA ultra universal stapler; the Signia Powered Stapling System; the LigaSure Exact Dissector and L-Hook Laparoscopic Sealer/Divider; and the Sonicision curved jaw cordless ultrasonic dissection system.
•Electrosurgical hardware and instruments, including the Valleylab FT10 energy platform, and the Force TriVerse electrosurgical pencils.
•Robotic and digital surgery technologies including, the Hugo robotic-assisted surgery (RAS) system designed for a broad range of soft-tissue procedures and Touch Surgery Enterprise, the first AI-powered surgical video management solution for the operating room.
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
•Products focused on patient monitoring, including Nellcor pulse oximetry monitors and sensors, Microstream capnography monitors, Bispectral Index (BIS) brain monitoring technology, INVOS cerebral/somatic oximetry systems, Vital Sync remote monitoring, and WarmTouch convective warming.
•Products providing solutions for the treatment of renal disease, including Palindrome, Mahurkar and Mahurkar Elite Dialysis Access Catheters for renal therapy, Argyle peritoneal dialysis catheters, Carpediem dialysis machines for pediatric patients,

Amplya dialysis machines for acute patients, and other products designed for use in treatment of both acute and chronic renal failure conditions.
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
Cranial & Spinal Technologies
Our Cranial & Spinal Technologies division and Operating Unit develops, manufactures, and markets an integrated portfolio of devices and therapies for surgical technologies designed to improve the precision and workflow of neuro procedures, and a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. The division also provides biologic solutions for the orthopedic and dental markets and offers unique and highly differentiated imaging, navigation, power instruments, nerve monitoring, and robotic guidance systems used in spine and cranial procedures. Principal products and services offered include:
•Neurosurgery products, including platform technologies, implant therapies, and advanced energy products. This includes our StealthStation S8 Navigation System, Stealth Autoguide cranial robotic guidance platform, O-arm Imaging System, Mazor X robotic guidance systems used in robot-assisted spine procedures, and our Midas Rex Surgical Drills, including our MR8 high-speed drill system. This group of products also includes our cerebrospinal fluid (CSF) Management Portfolio, Visualase MRI-guided laser ablation, Aquamantys Sealers, and our PEAK Surgery System used in tissue dissection that consists of the PEAK PlasmaBlade and PULSAR Generator.
•Products to treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. These products include our CD HORIZON SOLERA system, T2 STRATOSPHERE, and CLYDESDALE interbody spacers. These products also include titanium interbody implants and surface technologies, such as our Adaptix interbody system and the Titan Interbody Fusion Device with NanoLOCK technology.
•Products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON SOLERA VOYAGER Percutaneous Fixation System.
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
•Demineralized Bone Matrix products, including MAGNIFUSE, GRAFTON/GRAFTON PLUS, and the MASTERGRAFT family of synthetic bone graft products – Matrix, Putty, and Granules.
Specialty Therapies
Our Specialty Therapies division includes the following Operating Units: Neurovascular; Ear, Nose, and Throat (ENT); and Pelvic Health. The division develops, manufactures, and markets products and therapies to treat diseases of ENT, patients afflicted with acute ischemic and hemorrhagic stroke, and help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Principal products and services offered include:
•Pelvic health products, including our InterStim X, InterStim Micro, and InterStim II neurostimulators, and InterStim SureScan MRI leads, to help control the systems of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Our NURO System delivers Percutaneous Tibial Neuromodulation therapy to treat overactive bladder and associated symptoms of urinary urgency, urinary frequency, and urge incontinence.

•ENT products, including the Straightshot M5 Microdebrider Handpiece, the IPC system, NIM Nerve Monitoring Systems, FUSION Compact and StealthStation ENT Navigation System, as well as products for hearing restoration and obstructive sleep apnea.
•Neurovascular products to treat diseases of the vasculature in and around the brain. This includes coils, neurovascular stent retrievers, and flow diversion products, as well as access and delivery products to support procedures. Products also include the Pipeline Flex Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms, the portfolio of Solitaire revascularization devices for treatment of acute ischemic stroke, the Riptide Aspiration System, the Onyx Liquid Embolic System, and a portfolio of associated access catheters including our React aspiration catheters also for the treatment of acute ischemic stroke.
Neuromodulation
Our Neuromodulation division and Operating Unit develops, manufactures, and markets spinal cord stimulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:
•Spinal cord stimulation products, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and/or limb pain and chronic pain resulting from diabetic peripheral neuropathy. This includes the Intellis Spinal Cord Stimulation System, with AdaptiveStim and SureScan MRI Technology, DTM (differential target multiplexed) proprietary waveform, the Evolve workflow algorithm, and Snapshot reporting. Products also include our RestoreSensor (rechargeable) SureScan MRI neurostimulation system with its proprietary AdaptiveStim technology.
•Brain modulation products, including those for the treatment of the disabling symptoms of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive-compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, this includes our family of Activa Neurostimulators, including Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery). This also includes our Percept PC Neurostimulator DBS system with BrainSense technology.
•Implantable drug infusion systems, including our SynchroMed II Implantable Infusion System, that deliver small quantities of drug directly into the intrathecal space surrounding the spinal cord.
•Interventional products, including the Kyphon Balloon, the Kyphon V, and Kyphon Assist systems and the OsteoCool RF Tumor ablation system.
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
•Continuous glucose monitoring (CGM) systems and sensors, including the Guardian Connect smart CGM system, the Guardian Sensor 3, and the Guardian Sensor 4, are products worn by patients capturing glucose data to reveal patterns and potential problems, such as hyperglycemic and hypoglycemic episodes.

•The InPen smart insulin pen system that combines a reusable Bluetooth-enabled insulin pen with an intuitive mobile app that helps users administer the appropriate insulin dose. The InPen application integrates with our CGM data to provide real-time CGM readings alongside insulin dose information.
•Consumables and supplies, including infusion sets.
HUMAN CAPITAL
Medtronic Workforce Overview
Medtronic’s employees deliver on our Mission every day. We empower insight-driven care, experiences that put people first, and better outcomes for our world. In everything we do, we are engineering the extraordinary. We strive to be the employer of choice for the best and brightest global talent, where employees can grow and develop fulfilling careers. We aspire to create a truly inclusive, diverse, and equitable workplace that fosters innovation and creativity, and where every employee feels a sense of belonging and well-being. Medtronic has 95,000+ full-time employees, of which forty-four percent are based in the U.S. or Puerto Rico.
Inclusion, Diversity & Equity
We believe that improving health for people from all walks of life depends on our ability to unleash the creative power of our diverse global employees. By breaking down barriers to Inclusion, Diversity and Equity (ID&E), we open doors for everyone, driving progress and prosperity around the world. As of the end of fiscal year 2022, 38 percent of our U.S. workforce is ethnically diverse; women comprise 50 percent of our global workforce; and 42 percent of our manager and above employees are women. Additionally, Medtronic employee resource groups (ERGs) are employee-led affinity groups that provide career development and networking opportunities for members and strengthen ties between employees of many different backgrounds, cultures, and interests. In fiscal year 2022, there were 12 ERGs and Diversity Networks across 75 countries with more than 34,000 members.
Pay Equity
For fiscal year 2022, in the United States we have achieved 100% pay equity for gender for the third consecutive year and 100% pay equity for ethnically diverse employees. Globally we have achieved 99% pay equity for gender. We are actively working to close any remaining pay gaps by continuing to expand the annual pay equity analyses for each country we operate in.
Workforce Compensation
Our compensation framework is designed to celebrate the value and contributions of our employees. We are committed to transparent communications on compensation. Our competitive approach to compensation reflects industry benchmarks and local market standards. Our programs include annual and long-term incentives that provide the means to share in the Company’s success. To attract the best leaders, we offer competitive benefits and cash and equity incentives. We reward high-performing employees with an ownership stake in the company through restricted stock, and all employees have the opportunity to purchase stock at a significant discount.
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
In fiscal year 2022, we began our shift away from degree requirements to focus on skills-based certification for certain roles within Medtronic. Additionally, as members of the Multiple Pathways Initiative, we have used a skill – based approach to offering opportunities to expanded pools of external talent that have previously been held back due to lack of access to undergraduate education. Internally, employees can now participate through MAPS (Medtronic Advancement Pathways and Skill-building) in undergraduate courses from top-tier universities to enhance or obtain new skills, at no cost to the employee. Our change in approach has opened up opportunities for employees who have been otherwise restricted from career advancement due to degree requirements.
Employee Engagement and Culture
Through our organizational health survey, we gain valuable insight into the Medtronic employee experience and identify areas where we can improve in four key priority areas: 1) Employee Engagement, 2) Inclusion, 3) Innovation, and 4) Ethics. In our most recent survey ending in the fourth quarter of fiscal year 2022, more than 77 percent of our employees responded. Medtronic carefully reviews and implements actions based on employee feedback in order to partner and create an inclusive, innovative and supportive environment.

To enable our transformation to be the global healthcare technology leader, we introduced a reinvigorated and revived culture. The Medtronic Mindset builds on our core values of integrity, quality, inclusion and collaboration. It urges us to act boldly, compete to win, move with speed and decisiveness, foster belonging, and deliver results… the right way. Our renewed culture helps us meet the needs of our patients and customers, and ensures our Mission endures for many years to come.
Health & Safety
As a large, global employer, it is our responsibility to maintain a safe workplace and support the well-being of our employees. Throughout the COVID-19 pandemic, we have placed a high priority on employee health, providing comprehensive benefits, accommodations and resources to support our workforce through this challenging time. During fiscal year 2022, we offered on-site vaccinations to our employees, enabling a vaccination rate of nearly 90% for our U.S. and Puerto Rico – based workforce. To help limit exposure to the virus, we acted to ensure employees in business-critical functions who cannot work from home were protected, including those in research and development, quality, manufacturing, distribution, and sales. Personal protective equipment, increased sanitation, social distancing guidance, and facility updates (one-way hallways, cafeteria partitions and extra sinks) were provided to protect our employees.
Medtronic has a comprehensive approach to providing robust support for our employees and their families not only during the pandemic, but also in natural disasters, civil unrest and war, bereavement, and other challenging events. Along with other programs, the Medtronic Employee Assistance Program and the Medtronic Employee Emergency Assistance Fund have historically supported employees and their families when faced with difficult times by providing a variety of services such as mental health, safety, and financial resources and support at no cost. These programs have proven invaluable in navigating our employees through unique challenge, including in fiscal year 2022. The Medtronic Employee Emergency Assistance Fund is supported by donations from employees and the Medtronic Foundation, and over the last five years has provided over $6 million in grants to employees experiencing unexpected events creating a financial hardship.
For more information on Human Capital Management at Medtronic, please refer to our 2021 Integrated Performance Report(1) as well as Medtronic’s 2021 Global Inclusion, Diversity and Equity Report(1) available on our company website.

CORPORATE SUSTAINABILITY GOALS
We see possibilities to further increase our positive impact in the world. We have identified three focus areas for our environmental, social, and governance (ESG) efforts to drive measurable impact on issues including: protecting our planet, accelerating access to healthcare technology, and advancing ID&E. In early fiscal year 2022, we set new performance targets across the following areas: Patient Safety & Product Quality; Inclusion, Diversity & Equity; Climate Stewardship; Product Stewardship; and Access & Innovation. More information about our ESG focus areas, including progress we have made to date toward achieving them, is included in our Integrated Performance Report.(1)
(1)The contents of our Integrated Performance Report and our Global Inclusion, Diversity, and Equity Report are referenced for general information only and are not incorporated by reference in the Form 10-K.
OTHER FACTORS IMPACTING OUR OPERATIONS
COVID-19 Pandemic
The global COVID-19 pandemic, together with the preventative and precautionary measures taken by businesses, communities, and governments, has impacted, and may continue to impact significant aspects of our Company and business, including future procedural volumes, supply constraints, healthcare staffing, worker absenteeism with our customers, suppliers, and in our own operations and field teams, and resulting impacts on demand for our products and therapies. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Research and Development
The markets in which we participate are subject to rapid technological advances. Constant improvement of existing products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads to our initiation and participation in hundreds of clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, our development activities are intended to help reduce patient care costs and the length of hospital stays in the future. We have not engaged in significant customer or government-sponsored research.
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
Sales and Distribution
We sell our medical devices and therapies through a combination of direct sales representatives and independent distributors globally. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals. Our medical supply products are used primarily in hospitals, surgical centers, and alternate care facilities, such as home care and long-term care facilities, and are marketed to materials managers, group purchasing organizations (GPOs) and integrated delivery networks (IDNs). We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. Our four largest markets are the U.S., Western Europe, China, and Japan. Emerging markets are an area of increasing focus and opportunity, as we believe they remain under-penetrated.
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
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, results of clinical trials to support superiority claims, and publications about our products, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In the current environment of managed care, economically motivated customers, consolidation among healthcare providers, increased competition, declining reimbursement rates, and national and provincial tender pricing, competitively priced product offerings are essential to our business. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.
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
Product Approval and Monitoring
Many countries where we sell medical devices subject such medical devices and technologies to their own approval and other regulatory requirements regarding performance, safety, and quality of our products. Authorization to commercially distribute a new medical device in the U.S. is generally obtained in one of two primary ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our medical device is substantially equivalent to a legally marketed medical device. The second, more rigorous process, known as pre-market approval, requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process.
In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 which imposes significant additional pre-market and post-market requirements (EU MDR). The regulation provided an implementation period and became effective on May 26, 2021. Medical devices marketed in the E.U. will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, can be placed on the market until May 2024.
The global regulatory environment is increasingly stringent and unpredictable. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing practices, labeling, record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the U.S. FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future pre-market approvals or result in a substantial modification to our business practices and operations. For additional information, see "Item 1A. Risk Factors" We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
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
Our global operational footprint comes with the obligation for compliance and adherence to individual data security, confidentiality and breach notification laws at the State Level, Federal Level, and International Level. Examples of those laws include the Health Insurance and Portability Act of 1996 (HIPAA), as amended, and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) in the U.S., the Global Data Protection Regulation (GDPR) within the European Union, and various other country specific requirements around the world.
Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation, compliance with these laws and regulations may require significant additional cost expenditures or changes in products or business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, or withdrawal of non-compliant products from a market.
Regulations Governing Reimbursement
The delivery of our devices is subject to regulation by the U.S. Department of Health and Human Services (HHS) and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare items and services. U.S. laws and regulations are imposed primarily in connection with federally funded healthcare programs, such as the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of healthcare. Other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.
U.S. federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under federally-funded healthcare programs, including laws related to kickbacks, false claims, self-referrals or other healthcare fraud. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state Medicaid and other healthcare programs and private third-party payers. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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
Available Information
We maintain a website at www.medtronic.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are made available under the “Our Company – Investors” caption and “Financials – SEC Filings” subcaption of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC).
Information relating to our corporate governance, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers and any related amendments or waivers), Code of Business Conduct and Ethics for Members of the

Board of Directors, and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the “Our Company – Governance” caption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the “Our Company – Investors” caption and the “Financials – SEC Filings” subcaption.
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
Competition may increase as additional companies enter our markets or modify their existing products to compete directly with ours. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. From time to time we have lost, and may in the future lose, market share in connection with product problems, physician advisories, safety alerts and publications about our products, which highlights the importance of product quality, product efficacy and quality systems to our business. In the current environment of managed care, consolidation among healthcare providers, increased competition, declining reimbursement rates, and national and provincial tender pricing, as recently experienced in China, competitively priced product offerings are essential to our success. Further, our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies and intellectual property, and as a result we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property. In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.

The ongoing global COVID-19 pandemic has had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.
Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the continuing preventative and precautionary measures that we and other businesses, communities, and governments have taken to mitigate the spread of the disease has led to restrictions on, disruptions in, and other related impacts on business and personal activities, including reduced customer demand for certain of our products and has resulted in many of our employees working remotely. We expect medical procedure rates to continue to vary by therapy and country, and could be impacted by regional COVID-19 case volumes, healthcare system staffing shortages, patient’s willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restrictions, vaccine and booster immunization rates, and new COVID-19 variants. While COVID-19 case volumes appear to be decreasing in the U.S and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remains uncertain as new variants emerge.
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
The manufacture of our products requires the timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements. We manufacture the majority of our products and procure important third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, raw materials and services needed to manufacture these products from numerous suppliers in various countries. We seek to maintain continuity of supply by use of multiple options for sourcing where possible. We have generally been able to obtain adequate supplies of such raw materials, components and services, although global shortages of certain components such as semiconductors and resins have recently caused, and may in the future cause, disruptions to our product manufacturing supply chain. In addition, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials and services needed to manufacture our products are obtained from a sole supplier. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components, raw materials and services may be interrupted or insufficient. In addition, due to the stringent regulations and requirements of regulatory agencies, including the U.S. FDA, regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources. Additionally, many regulatory agencies are imposing regulatory requirements on safe use of chemicals and their potential impact on health and the environment which also may impact supply constraints. Furthermore, the prices of commodities and other materials used in our products, which are often volatile and outside of our control, could adversely impact our supply. We use resins, other petroleum-based materials and pulp as raw materials in some of our products, and the prices of oil and gas also significantly affect our costs for freight and utilities. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and could result in lost sales.
Other disruptions in the manufacturing process or product sales and fulfillment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, property damage or facility closures from riots or public protests, and other environmental factors and the impact of epidemics or pandemics, such as the COVID-19 pandemic, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced a global information technology systems interruption that affected our customer ordering, distribution, and manufacturing processes, and we have been adversely impacted by, and may continue to be adversely impacted by, the global COVID-19 pandemic and the responses of governments and of our partners, including suppliers, manufacturers, distributors and other businesses. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
In addition, many of our products require sterilization before sale and several of our key products are manufactured or sterilized at a particular facility, with limited alternate facilities. If an event occurs that results in damage to or closure of one or more of such facilities, such as the Illinois Environmental Protection Agency's decision to close a supplier's sterilization facility in February 2019, we may be unable to manufacture or sterilize the relevant products to the required quality specifications or at all. Because of the time required to approve and license a manufacturing or sterilization facility, a third-party may not be available on a timely basis to replace production capacity in the event manufacturing or sterilization capacity is lost.
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
We have debt obligations that create risk.
We are required to use a portion of our operating cash flow to pay interest or principal on our outstanding indebtedness instead of for other corporate purposes, including funding future expansion of our business. We may also incur additional indebtedness in the future to supplement our existing liquidity and cash generated from operations to satisfy our needs for working capital and capital expenditures, to pursue growth initiatives, and to make returns of capital to shareholders. At the time we incur such additional indebtedness, or refinance or restructure existing indebtedness, we may be unable to obtain capital market financing with similar terms and currency denomination, or at all, which could have a material adverse effect on our business and results of operations. At any time, the value of our debt outstanding will fluctuate based on several factors including foreign currency exchange rate and interest rate movements.
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
Legal and Regulatory Risks
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
Governmental regulations in the U.S. and outside the U.S. are constantly changing and may become increasingly stringent. In the European Union, for example, the Medical Device Regulation which became effective in May 2021 includes significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. The development and implementation of future laws and regulations may have a material adverse effect on us.
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
We are substantially dependent on patent and other proprietary rights and rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements (such as employee, non-disclosure and non-competition agreements) to protect our business and proprietary intellectual property. We also operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation, it is possible that the results of such litigation could require us to pay significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or that enforcement actions to protect our patent and proprietary rights against others could be unsuccessful, any of which could have a material adverse impact on our business, results of operations, financial condition, and cash flows. In addition, any public announcements related to litigation or administrative proceedings initiated or threatened against us could cause our stock price to decline.
While we intend to defend against any threats to our intellectual property, our patents, trademarks, tradenames, copyrights, trade secrets or agreements (such as employee, non-disclosure and non-competition agreements) may not adequately protect our intellectual property. Further, pending patent applications may not result in patents being issued to us, patents issued to or licensed by us may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or too limited in scope to protect our technology or provide us with any competitive advantage. In addition, our patents will expire over time, our ability to protect novel business models is uncertain, and infringement may go undetected. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and such licenses may not be available on reasonable terms or at all. In addition, license agreements could be terminated. We also rely on non-disclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
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
Quality problems could lead to recalls or safety alerts, product liability claims, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Quality is extremely important to us and our customers due to the impact on patients, and the serious and potentially costly consequences of adverse product performance. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic brand, a material adverse event involving one of our products could result in diminished market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future. Further, we may be exposed to additional potential product liability risks related to products designed, manufactured and/or marketed in response to the COVID-19 pandemic, and unpredictable or accelerated changes in demand for certain of our products in connection with COVID-19 and its related impacts could impact development and production of products and services and could increase the risk of regulatory enforcement actions, product defects or related claims, as well as adversely impact our customer relationships and reputation.
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
In response to perceived increases in healthcare costs in recent years, there have been and continue to be actions and proposals by several governments, regulators and third-party payers globally, including the U.S. federal and state governments, to control these costs and, more generally, to reform healthcare systems. Certain of these actions and proposals, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. These actions and proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
We are increasingly dependent on sophisticated information technology systems to operate our business. That technology includes systems that could be used to process, transmit and store sensitive data. Additionally, many of our products and services include integrated software and information technology that collects data regarding patients or connects to other internal systems. One of the most prevalent attacks on large organizations has been ransomware which can have a devastating impact on an organization’s operations. We have invested in ransomware readiness in the pursuit of both prevention and rapid response to a ransomware event. Like all organizations, we routinely experience attempted interference with the integrity of, and interruptions in, our technology systems via events such as cyber-attacks, malicious intrusions, or other breakdowns. The consequences could mean data breaches, interference with the integrity of our products and data, compromise of intellectual property or other proprietary information, or other significant disruptions. Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products. As we have seen with recent “Supply Chain Attacks,” these third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference, or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. The Russia-Ukraine conflict may increase cybersecurity risks on a global basis. Lastly, we continue to grow in part through new business acquisitions and, as a result, may face risks associated with defects and vulnerabilities in their systems, or difficulties or other breakdowns or disruptions in connection with the integration of the acquisitions into our information technology systems.
Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. The variety of U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in “Item 1. Business" – Other Factors Impacting Our Operations – Data Privacy and Security Laws and Regulations. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation, or competitive position.
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that our extensive efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology) will be successful or that additional systems issues will not arise in the future.
If our information technology systems, products or services or sensitive data are compromised, there are many consequences that could result. Consequences include, but are not limited to patients or employees being exposed to financial or medical identity theft or suffer a loss of product functionality, losing existing customers or have difficulty attracting new customers, experiencing difficulty preventing, detecting, and controlling fraud, being exposed to the loss or misuse of confidential information, having disputes with customers, physicians, and other healthcare professionals, suffering regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experiencing increases in operating expenses or an impairment in our ability to conduct our operations, incurring expenses or losing revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffering other adverse consequences including lawsuits or other legal action and damage to our reputation.
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
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. Commerce Department’s Bureau of Industry and Security (BIS) administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with, or making investments in, certain countries, governments, entities and individuals subject to U.S. economic sanctions or export restrictions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Syria, Cuba and the region of Crimea. Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, financial condition, and cash flows.
Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect our financial condition and business operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our current and future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions and other conditions caused by or related to climate change could increase our operational costs, pose physical risks to our facilities and adversely impact our supply chain, including: manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. The impacts of climate change on global water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concerns over climate change could have an impact on customer demand for our products and result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. Although it is difficult to predict and adequately prepare to meet the challenges to our business posed by climate change, if new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products.
We are subject to environmental laws and regulations and the risk of environmental liabilities, violations and litigation.
We are subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the remediation of hazardous substances or materials at various sites, and emissions or discharges into the land, air or water. We are further subject to numerous, laws and regulations concerning, among other things, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, or otherwise sanctioned. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or could become the basis for new or increased liabilities that could be material.
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
In October 2021, the Organization for Economic Cooperation and Development (OECD) secured agreement from 136 countries to push forward with proposals to fundamentally rewrite International Tax rules which if enacted by these countries, will likely impact the amount of tax multinationals such as Medtronic pay in the future. During 2022 and 2023 more details on these proposals will be released and various consultations will take place. The OECD has set a timeline for the implementation of these proposals in 2023 but may end up being deferred to a later date.
The aggressive nature of the timeline set by the OECD may mean that all implications for business may not have been fully worked through or fully understood before rules are finalized. We continue to monitor the implications potentially resulting from this guidance. This action together with other legislative changes in many countries on the mandatory sharing of company information (financial and operational) with taxing authorities on a local and global basis under various information sharing initiatives, could lead to disagreements between jurisdictions associated with the proper allocation of profits between such jurisdictions.
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
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at our 2021 Annual General Meeting, our Shareholders authorized our Board of Directors to issue up to 33% of our issued ordinary shares and further authorized our Board of Directors to issue up to 10% of such shares for cash without first offering them to our existing shareholders (provided that with respect to 5% of such shares, such allotment is to be used for the purposes of a specified capital investment). Both of these authorizations will expire on June 9, 2023, unless renewed by shareholders for a further period. We anticipate seeking new authorizations at our 2022 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from us will not be subject to Irish income tax in respect of those dividends unless they have some connection with Ireland other than their shareholding in our Company (for example, they are resident in Ireland). Shareholders who are not resident nor ordinarily resident in Ireland, but who receive dividends subject to Irish dividend withholding tax, will generally have no further liability to Irish income tax on those dividends.
Our shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents. Irish Revenue typically updates the amount of this tax-free threshold on an annual basis.
Economic and Industry Risks
Changes in the prices of our goods and services and/or inflationary costs may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have experienced, and may continue to experience, decreasing prices for certain of our goods and services due to pricing pressure from managed care organizations and other third-party payers on our customers, increased market power of our customers as the medical device industry consolidates and increased competition among medical engineering and manufacturing services providers. We have also recently experienced, and may continue to experience, rising costs due to inflation. If the prices for our goods and services change or inflation continues to rise, we may be unable to sufficiently reduce our expenses or offset rising costs through increased prices to customers. As a result, our business, results of operations, financial condition and cash flows may be adversely affected.
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
•the need to comply with different regulatory regimes worldwide that are subject to change and that could restrict our ability to manufacture and sell our products,
•local product preferences and product requirements,
•longer-term receivables than are typical in the U.S.,
•trade protection measures, tariffs and other border taxes, and import or export licensing requirements,
•less intellectual property protection in some countries outside the U.S. than exists in the U.S.,
•different labor regulations and workforce instability,
•political and economic instability, including as a result of wars and insurrections,
•the expiration and non-renewal of foreign tax rulings and/or grants,
•potentially negative consequences from changes in or interpretations of tax laws, and
•economic instability and inflation, recession or interest rate fluctuations.
The ongoing global economic competition and trade tensions between the U.S. and China present risk to Medtronic. Although we have been able to mitigate some of the impact on Medtronic from increased duties imposed by both sides (through petitioning both governments for tariff exclusions and other mitigations), the risk remains of additional tariffs and other kinds of restrictions. Tariff exclusions awarded to Medtronic by the U.S. Government require periodic renewal, and policies for granting exclusions could shift. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect Medtronic’s access to the markets. China comprises approximately eight percent of our total revenues.
The Russia-Ukraine conflict and resulting sanctions and export restrictions are creating barriers to doing business in Russia and adversely impacting global supply chains. While we have no manufacturing, distribution or direct material suppliers in the region, we are closely monitoring the potential raw material/sub-tier supplier impact in both Russia and Ukraine. Materials like palladium and neon, which are both dependent on Russia supply, are part of broader semiconductor shortages in industry. Additional sanctions, export restrictions, and potential countermeasures within Russia may lead to greater uncertainty and geopolitical shifts in Asia that could cause additional adverse impacts on global supply chains and our business, results of operations, financial condition and cash flows.
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
Other significant changes or disruptions to international trade arrangements, such as termination or modifications of other existing trade agreements, may adversely affect our business, results of operations, financial condition and cash flows. In addition, a significant amount of our trade receivables are with national healthcare systems in many countries. Repayment of these receivables is dependent upon the political and financial stability of those countries. In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers. Failure to receive payment of all or a significant portion of these receivables could adversely affect our business, results of operations, financial condition and cash flows.
The COVID-19 pandemic, and the responses of business and governments to the pandemic, have at times resulted in reduced availability of air transport, port closures, increased border controls or closures, increased transportation costs and increased security threats to our supply chain, and countries may continue to close borders, impose prolonged quarantines, and further restrict travel and other activities. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations.
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
The Company's total manufacturing and research space is approximately 9.6 million square feet. Approximately 37 percent of the manufacturing or research facilities are owned by Medtronic and the remaining balance is leased. The following is a summary of the Company's largest manufacturing facilities by location:

Location Country or State	Square Feet (in thousands)
Connecticut	1,138
Puerto Rico	811
Mexico	762
China	735
Minnesota	623
Italy	485
Ireland	446
Dominican Republic	304
Arizona	294
Switzerland	283
France	268
Colorado	259
Florida	255
California	210
Medtronic also maintains sales and administrative offices in the U.S. at five locations in five states and outside the U.S. at 129 locations in 62 countries. A majority of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market its products. The Company's facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
Item 3. Legal Proceedings
In accordance with Item 103 of Regulation S-K, we have adopted a $1 million disclosure threshold for proceedings under environmental laws to which a governmental authority is a party, as we believe matters under this threshold are not material to the Company. A discussion of the Company’s legal proceedings and other loss contingencies are described in Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
The Company’s ordinary shares are listed on the New York Stock Exchange under the symbol “MDT.”
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2022:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/29/2022-2/25/2022	1,130,750	$103.16	1,130,750	$4,234,214,099
2/26/2022-4/1/2022	6,141,716	107.85	6,141,716	3,571,839,180
4/2/2022-4/29/2022	5,627,112	110.47	5,627,112	2,950,215,113
Total	12,899,578	$108.58	12,899,578	$2,950,215,113
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. For additional discussion, see Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On June 20, 2022, there were approximately 22,372 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled $0.63 per share for each quarter of fiscal year 2022 and $0.58 per share for each quarter of fiscal year 2021. On May 26, 2022, the Company announced an increase in Medtronic's cash dividends for the first quarter of fiscal year 2023, raising the amount to $0.68 per share.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 24, 2017 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2017	April 2018	April 2019	April 2020	April 2021	April 2022
Medtronic plc	$100.00	$100.06	$109.91	$127.67	$172.10	$140.27
S&P 500 Index	100.00	114.20	128.28	126.28	189.28	189.68
S&P 500 Health Care Equipment Index	100.00	120.35	141.25	160.75	213.16	198.87
For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.

Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Except as indicated below, dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the E.U. if they had been made between Member States of the E.U. This Act and underlying E.U. regulations provide for the restriction of financial transfers to certain countries, organizations, and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Russia, Somalia, Sudan, Syria, Tunisia, certain persons and groups in Ukraine and Zimbabwe.
Any transfer of, or payment in respect of, a share or interest in a share involving the government of any country that is currently the subject of United Nations or E.U. sanctions, any person or body controlled by any of the foregoing, or by any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law.
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
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results for the fiscal year ended April 29, 2022 (fiscal year 2022) and the fiscal year ended April 30, 2021 (fiscal year 2021). A discussion on our results of operations for fiscal year 2021 as compared to the year ended April 24, 2020 (fiscal year 2020) is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 30, 2021, filed with the SEC on June 25, 2021, and is incorporated by reference into this Form 10-K. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 29, 2022 and April 30, 2021 and for fiscal years 2022, 2021, and 2020, which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Amounts reported in millions within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
Financial Trends
Throughout this Management’s Discussion and Analysis, we present certain financial measures that facilitate management's review of the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP). These financial measures are considered "non-GAAP financial measures" and are intended to supplement, and should not be considered as superior to, financial measures presented in accordance with U.S. GAAP. We believe that non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operational performance and trends and may facilitate comparisons with the performance of other companies in the medical technologies industry.

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
EXECUTIVE LEVEL OVERVIEW
The global healthcare system is continuing to respond to the unprecedented challenge posed by the COVID-19 pandemic ("COVID-19" or the "pandemic"). Most of our businesses were affected by a decline in global procedural volumes during fiscal year 2021, particularly in the first and second quarters. During fiscal year 2022, the pandemic, to a lesser extent, continued to affect most of our businesses, including the most recent COVID-19 lockdown in China which began in late March. In addition to the pandemic, our business faced the impacts of healthcare system staffing shortages on procedural volumes and significant supply chain disruptions in certain businesses particularly in the fourth quarter of fiscal year 2022. We cannot predict with confidence the duration and severity of the pandemic and its impact on global procedure volumes. We expect medical procedure rates may continue to vary by therapy and country and to be impacted by regional COVID-19 case volumes, vaccine and booster immunization rates, and new COVID-19 variants. Additionally, we cannot predict the impact healthcare system staffing shortages will have on procedural volumes, and the impact supply chain disruptions will have on the business.

The following is a summary of revenue, diluted earnings per share, and cash flow for fiscal years 2022 and 2021:

REVENUE

(in billions)

$31.7
$30.1
Fiscal year 2022
Fiscal year 2021

$31.7B

GAAP

DILUTED EPS

GAAP
Non-GAAP
$3.73
$5.55
$2.66
$4.42
Fiscal year 2022
Fiscal year 2021

$3.73

GAAP

Diluted EPS increased $1.07 or 40% primarily due to the increase in revenue, decreases in cost of products sold (see non-GAAP section) and interest expense due to the $308 million debt premium in fiscal year 2021, partially offset by $881 million of MCS charges in fiscal year 2022.

$5.55

Non-GAAP

Non-GAAP Diluted EPS increased $1.13 or 26% primarily due to the increase in revenue as well as a decrease in cost of products sold due to higher COVID-19 costs and charges associated with field corrective actions in the prior year.

OPERATING CASH FLOW

(in billions)

$7.3
$6.2
Fiscal year 2022
Fiscal year 2021

$7.3B

GAAP

Operating cash flow increased $1.1 billion primarily driven by an increase in cash collected from customers as a result of the recovery in revenue along with a decrease in cash paid for taxes partially offset by an increase in cash paid to employees due to higher annual incentive payouts for prior year performance.

GAAP to Non-GAAP Reconciliations
Starting with the quarter ended April 29, 2022, the Company will no longer adjust non-GAAP financial measures for certain license payments for, or acquisitions of, technology not approved by regulators due to recent industry guidance from the U.S. Securities and Exchange Commission. Historical non-GAAP financial measures presented in this Annual Report on Form 10-K have been recast for comparability.
The tables below present reconciliations of our Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2022 and 2021.

	Fiscal year ended April 29, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$5,517	$456	$5,039	$3.73	8.3%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	335	54	281	0.21	16.1
Acquisition-related items (2)	(43)	5	(48)	(0.04)	(11.6)
Certain litigation charges	95	17	78	0.06	17.9
(Gain)/loss on minority investments (3)	(12)	—	(9)	(0.01)	—
Medical device regulations (4)	102	16	86	0.06	15.7
Amortization of intangible assets	1,733	266	1,467	1.09	15.3
MCS impairment / costs (5)	881	220	661	0.49	25.0
Certain tax adjustments, net (6)	—	50	(50)	(0.04)	—
Non-GAAP	$8,609	$1,084	$7,505	$5.55	12.6%

	Fiscal year ended April 30, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax (Benefit) Provision	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,895	$265	$3,606	$2.66	6.8%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	617	128	489	0.36	20.7
Acquisition-related items (2)	(15)	(20)	4	—	126.7
Certain litigation charges	118	23	95	0.07	19.5
(Gain)/loss on minority investments (3)	(61)	—	(57)	(0.04)	—
Impairment charges (7)	76	7	68	0.05	10.5
Medical device regulations (4)	83	15	68	0.05	18.1
Debt tender premium and other charges (8)	308	60	248	0.18	19.5
Amortization of intangible assets	1,783	283	1,500	1.11	15.9
Certain tax adjustments, net (9)	—	41	(41)	(0.03)	—
Non-GAAP	$6,804	$802	$5,980	$4.42	11.8%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, specifically for the fiscal year ended April 30, 2021, changes in amounts accrued for certain contingent liabilities for a past acquisition.
(3)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(4)The charges represent estimated incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses, which are expected to be substantially complete by the end of fiscal year 2023.
(5)The charges relate to the Company’s June 2021 decision to stop the distribution and sale of the Medtronic HVAD System within the Mechanical Circulatory Support Operating Unit (MCS). The charges included $515 million of non-cash impairments, primarily related to $409 million of intangible asset impairments, as well as $366 million for commitments and obligations in connection with the decision, including patient support obligations, restructuring, and other associated costs. Medtronic is committed to serving the needs of the approximately 3,500 patients currently implanted with the HVAD System.
(6)The net benefit primarily relates to the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes and a change in tax rates on deferred taxes associated with intellectual property, which are partially offset by the amortization on previously established deferred tax assets from intercompany intellectual property transactions and a charge related to a change in the Company's permanent reinvestment assertion on certain historical earnings.
(7)The charges relate to the abandonment of certain intangible assets in our Neuroscience segment.
(8)The charges relate to the early redemption of approximately $6.0 billion of debt.
(9)The net benefit primarily relates to the finalization of an audit at the IRS Appellate level for fiscal years 2012 through 2014 and the capitalization of certain research and development costs for U.S. income tax purposes, which are partially offset by the impact of an intercompany sale of assets, and a tax basis adjustment and amortization of previously established deferred tax assets from intercompany intellectual property transactions.
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

	Fiscal Year
(in millions)	2022	2021
Net cash provided by operating activities	$7,346	$6,240
Additions to property, plant, and equipment	(1,368)	(1,355)
Free cash flow	$5,978	$4,885
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.

NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for fiscal years 2022 and 2021:
The table below includes net sales by segment and division for fiscal years 2022 and 2021:

	Net Sales by Fiscal Year		Percent Change
(in millions)	2022	2021
Cardiac Rhythm & Heart Failure	$5,908	$5,584	6%
Structural Heart & Aortic	3,055	2,834	8
Coronary & Peripheral Vascular	2,460	2,354	5
Cardiovascular	11,423	10,772	6
Surgical Innovations	6,060	5,438	11
Respiratory, Gastrointestinal, & Renal	3,081	3,298	(7)
Medical Surgical	9,141	8,737	5
Cranial & Spinal Technologies	4,456	4,288	4
Specialty Therapies	2,592	2,307	12
Neuromodulation	1,735	1,601	8
Neuroscience	8,784	8,195	7
Diabetes	2,338	2,413	(3)
Total	$31,686	$30,117	5%

Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for fiscal years 2022 and 2021:
The table below includes net sales by market geography for each of our segments for fiscal years 2022 and 2021:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2022	Fiscal Year 2021	% Change	Fiscal Year 2022	Fiscal Year 2021	% Change	Fiscal Year 2022	Fiscal Year 2021	% Change
Cardiovascular	$5,545	$5,248	6%	$3,866	$3,752	3%	$2,012	$1,773	13%
Medical Surgical	3,862	3,650	6	3,373	3,320	2	1,905	1,766	8
Neuroscience	5,753	5,456	5	1,801	1,724	4	1,229	1,015	21
Diabetes	974	1,171	(17)	1,085	1,019	6	279	222	26
Total	$16,135	$15,526	4%	$10,126	$9,815	3%	$5,426	$4,777	14%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The increase in net sales for fiscal year 2022 was primarily due to the recovery of global procedure volumes from the downturn experienced in the first and second quarters of fiscal year 2021 as a result of the COVID-19 pandemic. The net sales increase was partially offset by supply chain challenges, particularly in the fourth quarter of fiscal year 2022, as well as the impact of COVID-19 experienced in fiscal year 2022, particularly in the U.S. and China. For fiscal year 2022, currency had an unfavorable impact of $107 million on non-U.S. developed markets and a favorable impact of $33 million on emerging markets.

Looking ahead, a number of macro-economic and geopolitical factors could negatively impact our business, including without limitation:
•The uncertain and uneven impact of COVID-19 on future procedural volumes, supply constraints including certain electronic components and semiconductors, healthcare staffing, worker absenteeism with our customers, suppliers, and in our own operations and field teams, and resulting impacts on demand for our products and therapies;
•The potential impact that sanctions and other measures being imposed in response to the Russia-Ukraine conflict could have on revenue and supply chain. The financial impact of the conflict in the fourth quarter of fiscal year 2022, including on accounts receivable and inventory reserves, was not material and for the fiscal year ended April 29, 2022, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
•Competitive product launches and pricing pressure, geographic macro-economic risks including general price inflation, rising interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and fluctuations in currency exchange rates; and
•National and provincial tender pricing for certain products, particularly in China.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular net sales for fiscal year 2022 were $11.4 billion, an increase of 6 percent as compared to fiscal year 2021. Currency had an unfavorable impact on net sales for fiscal year 2022 of $32 million. The net sales increase was primarily due to the recovery of global procedure volumes from the declines experienced in fiscal year 2021 along with growth from recent product launches, partially offset by global supply chain disruptions and declines in China due to recent COVID-19 lockdowns.
The charts below illustrate the percent of Cardiovascular net sales by division for fiscal years 2022 and 2021:
Cardiac Rhythm & Heart Failure (CRHF) net sales increased 6 percent in fiscal year 2022 as compared to fiscal year 2021. The increase was led by Cardiac Rhythm Management with growth in TYRX antibacterial envelopes, CRT-Ds, and cardiac pacing therapies due to Micra and transvenous pacemakers. Cardiac Ablation Solutions also led growth with strong sales of Arctic Front cryoablation systems. The net sales growth was partially offset by a decline of Medtronic HVAD System net sales as a result of our June 2021 decision to stop the distribution and sale of the system. The net sales for the Medtronic HVAD system for fiscal year 2021 was $141 million.
Structural Heart & Aortic (SHA) net sales increased 8 percent in fiscal year 2022 as compared to fiscal year 2021. The increase was led by growth in transcatheter aortic valve replacement (TAVR) net sales as a result of continued adoption of the CoreValve Evolut. Cardiac Surgery also contributed to the net increase in sales as a result of broad growth across the business, particularly from strong sales of Extra-Corporeal Life Support (ECLS) devices. These increases were partially offset by declines within Aortic caused by field corrective actions (FCA) and COVID-19 challenges. The most notable field corrective actions were for the Valiant Navion Thoracic Stent Graft System FCA issued in the fourth quarter of fiscal year 2021 and the Endurant II/IIs Stent Graft Systems FCA issued in the third quarter of fiscal year 2022.
Coronary & Peripheral Vascular (CPV) net sales increased 5 percent in fiscal year 2022 as compared to fiscal year 2021. The increase was led by growth in Peripheral Vascular Health driven by strong performance of the recently launched Abre venous self-expanding stent system for Deep Venous disease, as well as our superficial venous product portfolio, including the VenaSeal and ClosureFast systems. The increase was partially offset by declines in Coronary as well as Atherectomy products due to impacts of COVID-19 on procedural volumes.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued growth of our Micra transcatheter pacing system. The Micra AV launched in Japan in November 2021 and received approval in China in May 2022. Micra AV expands the Micra target population from 15 percent to 45 percent of pacemaker patients.
•Continued acceptance and growth from the Azure XT and S SureScan pacing systems. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds.
•Continued acceptance and expansion of the Claria MRI CRT-D system with AdaptivCRT and compatibility with TriageHF technology.
•Continued acceptance and expansion of the LINQ II cardiac monitor. Supply for the LINQ II cardiac monitor is improving as we continue to ramp our wafer scale manufacturing. During the third quarter of fiscal year 2022, we launched two AccuRhythm AI algorithms on the LINQ II platform to significantly reduce false positive alerts for Atrial Fibrillation and Pause while retaining sensitivity for true positive detection, and reduce clinic workload and burden.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices.
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
•Continued acceptance and growth from Evolut PRO, which provides industry-leading hemodynamics, reliable delivery, enhanced durability versus SAVR procedures at 5 years, and advanced sealing with an excellent safety profile. In August 2021, the U.S. FDA approved the Evolut FX TAVR, a system enhancement designed to improve the overall procedural experience through enhancements in deliverability, implant visibility and deployment stability. During the third quarter of fiscal year 2022, Evolut PRO received NMPA approval within China.
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
•Our voluntary recall of the Valiant Navion Thoracic Stent Graft System and our ability to ramp production of our previous generation product, the Valiant Captivia Thoracic Stent Graft System. We are currently ramping production of the Valiant Captivia Thoracic Stent Graft System and plan to reach full production capacity in the first quarter of fiscal year 2023.

•Our June 2021 decision to stop the distribution and sale of the Medtronic HVAD System.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but are not limited to, the Symplicity Spyral Multi-Electrode Renal Denervation Catheter, Pulse Field Ablation, a novel energy source that is non-thermal, Aurora Extravascular ICD and transcatheter mitral and tricuspid therapy products led by our Intrepid system.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical’s net sales for fiscal year 2022 were $9.1 billion, an increase of 5 percent as compared to fiscal year 2021. Currency had an unfavorable impact on net sales of $44 million for fiscal year 2022. The net sales increase was primarily due to the recovery of global procedure volumes from the declines experienced in fiscal year 2021 partially offset by global supply chain disruptions and declines in China due to recent COVID-19 lockdowns.
The charts below illustrate the percent of Medical Surgical net sales by division for fiscal years 2022 and 2021:

Surgical Innovations (SI) net sales for fiscal year 2022 increased 11 percent as compared to fiscal year 2021. Net sales growth was led by Advanced Surgical instruments, driven by the continued adoption of the Company's LigaSure, Sonicision, and Tri-Staple technologies, and Hernia and Wound Management. The increase was partially offset by declines in the fourth quarter of fiscal year 2022 resulting from global supply chain challenges, including resins, semiconductors, and packaging trays, which impacted energy and stapling products.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for fiscal year 2022 decreased 7 percent as compared to fiscal year 2021. RGR net sales declines were largely due to declines in ventilator demands when compared fiscal year 2021 as demand returned to pre-pandemic levels in the fourth quarter of fiscal year 2022. These declines were partially offset by growth in Patient Monitoring, led by the Nellcor pulse oximetry sensors and the Bispectral Index (BIS) sensors, Gastrointestinal, driven by the esophageal product portfolio, as well as growth in Renal Care Solutions.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Medical Surgical could be affected by the following:
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
•Continued acceptance and growth in patient monitoring, airway, and ventilation management. Key products in this area include the Puritan Bennett 980 ventilator, Microstream Capnography, Nellcor pulse oximetry system with OxiMax technology, Shiley tracheostomy and endotracheal tubes, McGRATH MAC video laryngoscopes, SonarMed Airway Monitoring System for the NICU, and the Nellcor Oxysoft pulse oximetry system for neonatal and adult critical care patients, which received U.S. FDA clearance during the fourth quarter of fiscal year 2022.
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
•Continued future growth internationally for the Hugo robotic assisted surgery (RAS) system for urologic, bariatric, gynecologic, and general surgery procedures as well as for our easy-to-access Touch Surgery Enterprise surgical video system. The Hugo RAS system, which received CE Mark in October 2021 as well as secured additional regulatory approvals in the third and fourth quarters of fiscal year 2022, is designed to help reduce unwanted variability, improve patient outcomes, and by extension, lower per procedure cost.
•The pending contribution of our Renal Care Solutions business as a result of the May 25, 2022 definitive agreement with DaVita Inc. Refer to the “Subsequent Events” section of this Management’s Discussion and Analysis for additional information on the divestiture.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but are not limited to, our Hugo RAS system in the U.S., our NextGen McGrath MAC video laryngoscopes, Signia power stapling devices, and our Ligasure and Sonicision vessel sealing devices.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on the treatment of overactive bladder, urinary retention, fecal incontinence, as well as products to treat ear, nose, and throat (ENT), and therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for fiscal year 2022 were $8.8 billion, an increase of 7 percent as compared to fiscal year 2021. Currency had a favorable impact on net sales for fiscal year 2022 of $3 million. The net sales increase was primarily due to the recovery of global procedure volumes from the declines experienced in fiscal year 2021, partially offset by global supply chain disruptions and declines in China due to COVID-19 lockdowns and reduced sales in advance of potential national volume-based pricing (VBP) tenders.

The graphs below illustrate the percent of Neuroscience net sales by division for fiscal years 2022 and 2021:
Cranial & Spinal Technologies (CST) net sales for fiscal year 2022 increased 4 percent as compared to fiscal year 2021. Net sales growth was primarily driven by Neurosurgery with strong sales of the Midas Rex powered surgical instruments and StealthStation Navigation and O-arm Imaging System. Growth in CST also occurred in Spine and Biologics due to the recovery of global procedural volumes in the U.S., Japan, and Western Europe compared to the prior fiscal year. This growth was partially offset by recent reduced sales in China in advance of potential national VBP tender in Spine.
Specialty Therapies (Specialty) net sales for fiscal year 2022 increased 12 percent as compared to fiscal year 2021. Net sales growth was primarily driven by strength in Pelvic Health, ENT, and Neurovascular. Pelvic Health's growth was led by sales of the recently launched InterStim Micro neurostimulator and SureScan MRI leads. ENT growth was driven by the sales of StealthStation ENT Navigation System despite continued supply constraints in disposables, which are recovering. Neurovascular's growth was led by sales of flow diversion, hemorrhagic stroke, and liquid embolic products.
Neuromodulation (NM) net sales for fiscal year 2022 increased 8 percent as compared to fiscal year 2021. Sales growth occurred in both Pain Therapies and Brain Modulation and reflected a recovery in procedural volumes. Net sales growth was driven by strong performance of the Percept PC deep brain stimulation (DBS) device with BrainSense technology in Brain Modulation.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
•Continued growth from Enabling Technologies, including StealthStation Navigation and O-arm Imaging Systems, Midas Rex Powered Surgical Instruments, and ENT Navigation and Power Systems, as well as acceptance of the Stealth Autoguide cranial robotic guidance platform.
•Continued sales of Mazor robotic units and associated market adoption of robot-assisted spine procedures, including the Mazor X Stealth, our integrated robotics and navigation platform.
•Continued growth from spine titanium interbody implants.
•Continued adoption of our integrated solutions through the Surgical Synergy strategy, which integrates our spinal implants with enabling technologies such as imaging, navigation, power instruments, nerve monitoring, and Mazor robotics, as well as AI-driven surgical planning, personalized spinal implants, and robot-assisted surgery due to Medicrea technologies, acquired in fiscal year 2021.
•Market acceptance and continued global adoption of innovative new spine products and procedural solutions within our CST division such as our Infinity OCT System and Prestige LP cervical disc system.

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
•Market acceptance and growth from SCS therapy for treating Diabetic Peripheral Neuropathy (DPN) on Intellis rechargeable neurostimulator and Vanta recharge-free neurostimulator which received U.S. FDA approval in January 2022.
•Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distribution requirements on our implantable drug pump in October 2017 and its warning letter in November 2017.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but are not limited to, our closed-loop Percept PC and RC devices with adaptive DBS (aDBS), our hemorrhagic stroke intravascular device, and our next-generation spine enabling technologies.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, consumables, and smart insulin pen systems. Diabetes' sales for fiscal year 2022 were $2.3 billion, a decrease of 3 percent as compared to fiscal year 2021. Currency had an unfavorable impact on net sales for fiscal year 2022 of $2 million. Diabetes' net sales decline for fiscal year 2022 was primarily attributable to declines in the U.S. partially offset by growth in the MiniMed 780G insulin pump system and integrated CGM in the international markets.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Patient demand for the MiniMed 770G insulin pump system, which launched in the U.S. in November 2020 and in Japan in January 2022. The system is powered by SmartGuard technology and features the added benefits of smartphone connectivity and an expanded age indication to children as young as age two.
•Continued growth internationally for the MiniMed 780G insulin pump system. The MiniMed 780G system was approved in the E.U. in June 2020 and has launched in over 40 countries on four continents outside the U.S. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but are not limited to, our MiniMed 780G insulin pump and the Guardian 4 sensor, which have been submitted to the U.S. FDA.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for fiscal year 2022 was $10.1 billion as compared to $10.5 billion for fiscal year 2021. The decrease in cost of products sold as a percentage of net sales was largely due to the conditions of the pandemic during fiscal year 2021, which resulted in recognizing a portion of our fixed overhead costs as period expenses, increases in our reserves in our excess and obsolete inventory, as well as negative impact from mix, as products in higher demand had lower gross margins. The decrease was also attributable to charges from field correction actions in the prior year. Fiscal year 2022 included $58 million of inventory write-downs associated with our June 2021 decision to stop the distribution and sale of Medtronic's HVAD System (MCS charges). Looking forward, our cost of products sold likely will be further negatively impacted by inflation and higher labor and direct material costs.
Research and Development Expense We remain committed to deliver the best possible experiences for every patient, physician, and caregiver we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve real patient needs, dramatically improving care; and to expand healthcare access and deliver positive outcomes that go far beyond our products. Research and development expense for fiscal year 2022 was $2.7 billion as compared to $2.5 billion for fiscal year 2021. Fiscal year 2022 included $101 million of acquisitions of, and license payments for, technology not approved by regulators, primarily in our Diabetes segment.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses. Selling, general, and administrative expense for fiscal year 2022 was $10.3 billion as compared to $10.1 billion for fiscal year 2021. The decrease in selling, general, and administrative expense as a percentage of net sales was primarily driven by net sales growth as a result of the recovery of procedural volumes partially offset by increases in employee travel as compared to the corresponding period in the prior year when travel was limited.

The following is a summary of other costs and expenses (income):

	Fiscal Year
(in millions)	2022	2021
Amortization of intangible assets	$1,733	$1,783
Restructuring charges, net	60	293
Certain litigation charges	95	118
Other operating expense, net	862	315
Other non-operating income, net	(318)	(336)
Interest expense	553	925
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net
Enterprise Excellence
In the third quarter of fiscal year 2018, we announced a multi-year global Enterprise Excellence Program designed to drive long-term business growth and sustainable efficiency. Further program details are described in Note 4 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $1.6 billion in connection with the Enterprise Excellence program. In total, the Company estimates it will recognize approximately $1.8 billion of exit and disposal costs and other costs related to the Enterprise Excellence program by the end of fiscal year 2023.
For fiscal years 2022 and 2021, the Company recognized net charges of $259 million and $349 million, respectively, including $31 million and $52 million, respectively within restructuring charges, net in the consolidated statements of income which were primarily comprised of employee termination benefits. For fiscal years 2022 and 2021, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting, including $116 million and $128 million, respectively, recognized within cost of products sold, and $112 million and $169 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income.
Simplification
In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program designed to make the Company a more nimble and competitive organization. Further program details are described in Note 4 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $349 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $450 million of exit and disposal costs and other costs related to the Simplification program by the end of fiscal year 2023.
For fiscal years 2022 and 2021, the Company recognized net charges of $82 million and $268 million, respectively, including $35 million and $241 million, respectively, within restructuring charges, net in the consolidated statements of income which were primarily comprised of employee termination benefits. For fiscal years 2022 and 2021, charges also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting, including $45 million and $27 million, respectively, recognized within selling, general, and administrative expense in the consolidated statements of income. The net charges for fiscal year 2021 included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages.
Certain Litigation Charges We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. For additional information, refer to Note 18 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, changes in amounts accrued for certain contingent liabilities for a past acquisition, MCS charges, impairment charges, and income from funded research and development arrangements.
The increase in other operating expense, net was primarily driven by MCS charges recorded in fiscal year 2022. The charges of $823 million primarily included $409 million of intangible asset impairments and $366 million for commitments and obligations, including customer support obligations, restructuring, and other associated costs. The increase was partially offset by changes in fair value of contingent consideration, which resulted in $103 million of income for fiscal year 2022 as compared to $36 million of expense in fiscal year 2021. The net currency impact of remeasurement expense and our hedging programs also partially offset the increase with $70 million of income in fiscal year 2022 and $47 million of expense in fiscal year 2021. Finally, contributing to the change was a $132 million gain related to amounts accrued for certain contingent liabilities for a past acquisition and $76 million of impairment charges related to the abandonment of certain intangible assets, both in fiscal year 2021. Additional information regarding the MCS charges is described in Note 4 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income. The decrease in other non-operating income, net for fiscal year 2022 is driven by our equity method and minority investments portfolio offset by an increase in income from the non-service component of net periodic pension and postretirement benefit cost. Gains on equity method and minority investments were $30 million and $61 million for fiscal year 2022 and 2021, respectively, and income related to the non-service component of net periodic pension and postretirement benefits were $107 million and $86 million, respectively.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of gains or losses on terminated or de-designated interest rate derivative instruments, and charges recognized in connection with the tender and early redemption of senior notes. The decrease in interest expense for fiscal year 2022 was primarily due to the $308 million charge incurred as a result of the early redemption of approximately $6.0 billion of debt during fiscal year 2021.
INCOME TAXES

	Fiscal Year
(in millions)	2022	2021
Income tax provision (benefit)	$456	$265
Income before income taxes	5,517	3,895
Effective tax rate	8.3%	6.8%

Non-GAAP income tax provision	$1,084	$802
Non-GAAP income before income taxes	8,609	6,804
Non-GAAP Nominal Tax Rate	12.6%	11.8%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	4.3%	5.0%
Many of the countries we operate in have statutory tax rates lower than our U.S. statutory rate, thereby resulting in an overall effective tax rate less than the U.S. statutory rate of 21.0 percent. A significant portion of our earnings are generated from operations in Puerto Rico, Switzerland, and Ireland. The statutory tax rates for these jurisdictions range from 12.5 percent to 37.5 percent. Our earnings in Puerto Rico are subject to certain tax incentive grants which provide for tax rates lower than the country’s statutory tax rates. Unless our tax incentive grants are extended, they will expire between fiscal years 2023 and 2034. The tax incentive grants, which expired during fiscal year 2022, did not have a material impact on our financial results. See Note 13 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information.
Our effective tax rate for fiscal year 2022 was 8.3 percent, as compared to 6.8 percent in fiscal year 2021. Our Non-GAAP Nominal Tax Rate for fiscal year 2022 was 12.6 percent, as compared to 11.8 percent in fiscal year 2021. The increase in both the effective tax rate and the Non-GAAP Nominal Tax Rate was primarily due to year-over-year changes in operational results by jurisdiction.
During fiscal year 2022, we recognized $89 million of operational tax benefits. The operational tax benefits included a $46 million benefit from excess tax benefits associated with stock-based compensation, and a $43 million net benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, changes to uncertain tax position reserves, and changes to certain deferred income tax balances.
During fiscal year 2021, we recognized $51 million of operational tax benefits, which included a $46 million benefit from excess tax benefits associated with stock-based compensation.
An increase in our Non-GAAP Nominal Tax Rate of one percent would result in an additional income tax provision for fiscal years 2022 and 2021 of approximately $86 million and $68 million, respectively.

Certain Tax Adjustments
During fiscal year 2022, the net benefit from certain tax adjustments of $50 million, recognized in income tax provision (benefit) in the consolidated statement of income, included the following:
•A benefit of $82 million associated with a step up in tax basis for Swiss Cantonal purposes.
•A benefit of $82 million related to a change in tax rates on intangible assets.
•A cost of $47 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A cost of $41 million associated with a change in the Company’s permanent reinvestment assertion on certain historical earnings.
•A net cost of $26 million primarily associated with an intercompany sale of assets.
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

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of April 29, 2022 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2022	2021
Cash provided by (used in):
Operating activities	$7,346	$6,240
Investing activities	(1,659)	(2,866)
Financing activities	(5,336)	(4,136)
Effect of exchange rate changes on cash and cash equivalents	(231)	215
Net change in cash and cash equivalents	$121	$(547)

Operating Activities The $1.1 billion increase in net cash provided was primarily driven by an increase in cash collected from customers along with a decrease in cash paid for income taxes. The increase in net cash provided was partially offset by an increase in cash paid to employees. The increase in cash collected from customers was primarily related to COVID-19 driving decreased sales in the fourth quarter of fiscal year 2020 and first quarter of fiscal year 2021. The decrease in cash paid for income taxes was primarily due to increased estimated federal tax payments and tax payments associated with IRS audit settlements in fiscal year 2021. Cash paid to employees increased due to higher annual incentive plan payouts compared to the prior fiscal year.
Investing Activities The $1.2 billion decrease in net cash used was primarily attributable to a decrease in cash paid for acquisitions of $903 million, as well as a decrease of net purchases of investments of $273 million as compared to fiscal year 2021.
Financing Activities The $1.2 billion increase in net cash used was largely the result of the increase of share repurchases of $1.9 billion. The increase in net cash used was offset by a decrease in short-term borrowings of $311 million. For fiscal year 2021, financing cash flows were impacted by the Mizuho Bank term loan under which we borrowed ¥300 billion in the first quarter of fiscal year 2021, which was subsequently repaid in the fourth quarter of fiscal year 2021. Fiscal year 2021 financing cash flows were also impacted by the issuance of $7.2 billion of Euro-denominated senior notes offset by the early redemption of $6.0 billion of senior notes for $6.3 billion of total consideration, and repayment of an additional $911 million of Euro-denominated senior notes. For more information on the Mizuho Bank term loan, and issuances and redemptions of senior notes, refer to Note 6 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at April 29, 2022 was $24.1 billion, as compared to $26.4 billion at April 30, 2021. The decrease in total debt was driven by fluctuations in exchange rates as it pertains to our Euro-denominated senior notes.
Subsequent to fiscal year 2022, on May 2, 2022, we entered into a term loan agreement (Fiscal 2023 Loan Agreement) with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion with a term of 364 days. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc. Senior Notes for $1.9 billion of total consideration, and $368 million of Medtronic Luxco Senior Notes for $376 million of total consideration. The Company will recognize a total loss on debt extinguishment of $53 million in the quarter ended July 29, 2022, which primarily includes cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss will be recognized in interest expense in the consolidated statements of income.

We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2022 and 2021, we repurchased a total of 22 million and 4 million shares, respectively, under these programs at an average price of $113.11 and $126.80, respectively. At April 29, 2022, we had approximately $3.0 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, see Note 6 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 29, 2022 included $3.7 billion of cash and cash equivalents and $6.9 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, certificates of deposit, and other asset-backed securities. See Note 5 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both April 29, 2022 and April 30, 2021, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2026. At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At April 29, 2022 and April 30, 2021, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 29, 2022	April 30, 2021
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at April 29, 2022 were unchanged as compared to the ratings at April 30, 2021. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.

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
Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 29, 2022, as well as long-term contractual obligations reflected in the balance sheet at April 29, 2022.

	Maturity by Fiscal Year
(in millions)	Total	2023	2024	2025	2026	2027	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	$233	$95	$54	$30	$18	$18	$19
Interest payments(2)	6,902	466	460	460	394	391	4,732
Other(3)	995	445	235	121	66	34	94
Contractual obligations reflected in the balance sheet(4):
Debt obligations(5)	$24,275	$3,744	$6	$1,895	$2,133	$1,969	$14,528
Operating leases	976	213	164	130	103	82	284
Contingent consideration(6)	119	35	49	33	1	—	—
Tax obligations(7)	1,496	176	330	440	550	—	—
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
ACQUISITIONS
Affera, Inc. Pending Acquisition
On January 10, 2022, Medtronic and Affera, Inc. (Affera) entered into a definitive agreement in which Medtronic will acquire Affera for $925 million, including up to $250 million of contingent consideration related to certain technical and regulatory milestones. The acquisition is pending clearance of anti-trust filings and other closing conditions.
Intersect ENT Acquisition
Subsequent to fiscal year 2022, on May 13, 2022, the Company acquired Intersect ENT. Total consideration for the transaction was approximately $1.2 billion to acquire all outstanding shares of Intersect ENT for $28.25 per share.
Additional information regarding acquisitions is included in Note 3 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.
SUBSEQUENT EVENTS
On May 25, 2022, the Company and DaVita Inc. (“DaVita”) entered into a definitive agreement with the intent to form a new, independent kidney care-focused medical device company (“NewCo”) with equal equity ownership. The transaction is expected to close in calendar year 2023, subject to customary regulatory approvals and closing conditions. We are contributing our entire Renal Care Solutions business (“RCS”) to NewCo. RCS is part of the Respiratory, Gastrointestinal, and Renal division in our Medical Surgical portfolio, and had revenue of $325 million in fiscal year 2022. We expect to record a non-cash pre-tax impairment of long-lived assets of $60 million to $90 million in the quarter ending July 29, 2022 related to goodwill.
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
Valuation of Intangible Assets and Goodwill When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Intangible assets primarily include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research and development. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, and the assessment of the asset’s life cycle. The estimates could be impacted by legal, technical, regulatory, economic, and competitive risks.
The test for impairment of goodwill requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value. We assess the impairment of goodwill at the reporting unit level annually as of the first day of the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired.
We also test definite-lived intangible assets for impairment when an event occurs or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. We assess the impairment of indefinite-lived intangible assets annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired.
Our tests for goodwill and intangible assets are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rates, asset groupings, and other assumptions and estimates. We use estimates that are consistent with the highest and best use of the assets based on a market participant's view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the fiscal year ended April 29, 2022 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the fiscal year ended April 29, 2022 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$2,063	$—
Operating profit	469	(5)
Loss before income taxes	(518)	(974)
Net loss attributable to Medtronic	(529)	(1,005)
The summarized balance sheet information for the fiscal year ended April 29, 2022 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$20,767	$6,881
Total noncurrent assets(4)	12,099	8,293
Total current liabilities(5)	32,647	24,302
Total noncurrent liabilities(6)	50,542	60,292
Noncontrolling interests	171	171

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
(3)Includes receivables due from non-guarantor subsidiaries of $20.2 billion and $6.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $8.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $26.4 billion and $20.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $29.0 billion and $46.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 29, 2022 and April 30, 2021 was $13.8 billion and $14.7 billion, respectively. At April 29, 2022, these contracts were in a net unrealized gain position of $586 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 29, 2022 and April 30, 2021 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

	Increase (decrease)
(in millions)	April 29, 2022	April 30, 2021
10% appreciation in the U.S. dollar	$903	$995
10% depreciation in the U.S. dollar	(903)	(995)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 29, 2022 was comprised of debt predominantly denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at April 29, 2022 and April 30, 2021, would have the following impact on the fair value of these instruments:

	Increase (decrease)
(in millions)	April 29, 2022	April 30, 2021
10 basis point increase in interest rates	$53	$21
10 basis point decrease in interest rates	(53)	(21)
For a discussion of current market conditions and the impact on our financial condition and results of operations, see the “Liquidity” section of the Management's Discussion and Analysis in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. For additional discussion of market risk, see Notes 5 and 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medtronic plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the “Company”) as of April 29, 2022 and April 30, 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended April 29, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 29, 2022 appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 29, 2022 and April 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Reserve for the Uncertain Tax Position Related to Puerto Rico Manufacturing
As described in Notes 13 and 18 to the consolidated financial statements, management records reserves for uncertain tax positions related to unresolved matters with the Internal Revenue Service (IRS) and other taxing authorities. A remaining unresolved issue with the IRS, relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's manufacturing sites. These reserves are subject to a high degree of estimation and management judgment. Total reserves relating to uncertain tax positions as of April 29, 2022 were $1.661 billion, of which the Puerto Rico manufacturing reserve makes up a significant portion.
The principal considerations for our determination that performing procedures relating to the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing is a critical audit matter are the significant judgment by management when determining the reserve, including a high degree of estimation uncertainty relative to the unresolved issue with the IRS involving one of the Company’s manufacturing sites. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures and evaluating audit evidence to support management’s accurate measurement of the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing, as the nature of the evidence is often highly subjective.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of the income tax reserves for uncertain tax positions, as well as controls over measurement of the reserves. These procedures also included, among others (i) testing management’s process for determining the reserve for the uncertain tax position, (ii) evaluating the status and results of the related U. S. Tax Court case, and (iii) evaluating the consistency of the reserve calculation with the relevant documents related to the tax court case.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 23, 2022

We have served as the Company’s auditor since 1963.

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2022	2021	2020
Net sales	$31,686	$30,117	$28,913
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	10,145	10,483	9,424
Research and development expense	2,746	2,493	2,331
Selling, general, and administrative expense	10,292	10,148	10,109
Amortization of intangible assets	1,733	1,783	1,756
Restructuring charges, net	60	293	118
Certain litigation charges	95	118	313
Other operating expense, net	862	315	71
Operating profit	5,752	4,484	4,791
Other non-operating income, net	(318)	(336)	(356)
Interest expense	553	925	1,092
Income before income taxes	5,517	3,895	4,055
Income tax provision (benefit)	456	265	(751)
Net income	5,062	3,630	4,806
Net income attributable to noncontrolling interests	(22)	(24)	(17)
Net income attributable to Medtronic	$5,039	$3,606	$4,789
Basic earnings per share	$3.75	$2.68	$3.57
Diluted earnings per share	$3.73	$2.66	$3.54
Basic weighted average shares outstanding	1,342.4	1,344.9	1,340.7
Diluted weighted average shares outstanding	1,351.4	1,354.0	1,351.1
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2022	2021	2020
Net income	$5,062	$3,630	$4,806

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investment securities	(301)	92	45
Translation adjustment	(2,086)	1,699	(829)
Net investment hedge	2,299	(1,694)	405
Net change in retirement obligations	574	505	(544)
Unrealized (loss) gain on cash flow hedges	727	(519)	72
Other comprehensive income (loss)	1,213	83	(851)
Comprehensive income including noncontrolling interests	6,274	3,713	3,955
Comprehensive income attributable to noncontrolling interests	(16)	(32)	(15)
Comprehensive income attributable to Medtronic	$6,258	$3,681	$3,940
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions)	April 29, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,714	$3,593
Investments	6,859	7,224
Accounts receivable, less allowances and credit losses of $230 and $241, respectively	5,551	5,462
Inventories, net	4,616	4,313
Other current assets	2,318	1,955
Total current assets	23,059	22,548
Property, plant, and equipment, net	5,413	5,221
Goodwill	40,502	41,961
Other intangible assets, net	15,595	17,740
Tax assets	3,403	3,169
Other assets	3,008	2,443
Total assets	$90,981	$93,083
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$3,742	$11
Accounts payable	2,276	2,106
Accrued compensation	2,121	2,482
Accrued income taxes	704	435
Other accrued expenses	3,551	3,475
Total current liabilities	12,394	8,509
Long-term debt	20,372	26,378
Accrued compensation and retirement benefits	1,113	1,557
Accrued income taxes	2,087	2,251
Deferred tax liabilities	884	1,028
Other liabilities	1,410	1,756
Total liabilities	38,260	41,481
Commitments and contingencies (Notes 3, 16, and 18)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,330,743,395 and 1,345,400,671 shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,566	26,319
Retained earnings	30,250	28,594
Accumulated other comprehensive loss	(2,265)	(3,485)
Total shareholders’ equity	52,551	51,428
Noncontrolling interests	171	174
Total equity	52,722	51,602
Total liabilities and equity	$90,981	$93,083
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions, except per share data)	Number	Par Value
April 26, 2019	1,341	$—	$26,532	$26,270	$(2,711)	$50,091	$121	$50,212
Net income	—	—	—	4,789	—	4,789	17	4,806
Other comprehensive loss	—	—	—	—	(849)	(849)	(2)	(851)
Dividends to shareholders ($2.16 per ordinary share)	—	—	—	(2,894)	—	(2,894)	—	(2,894)
Issuance of shares under stock purchase and award plans	12	—	564	—	—	564	—	564
Repurchase of ordinary shares	(12)	—	(1,228)	—	—	(1,228)	—	(1,228)
Stock-based compensation	—	—	297	—	—	297	—	297
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(1)	(1)
Cumulative effect of change in accounting principle(1)	—	—	—	(33)	—	(33)	—	(33)
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	3,606	—	3,606	24	3,630
Other comprehensive income	—	—	—	—	75	75	8	83
Dividends to shareholders ($2.32 per ordinary share)	—	—	—	(3,120)	—	(3,120)	—	(3,120)
Issuance of shares under stock purchase and award plans	8	—	382	—	—	382	—	382
Repurchase of ordinary shares	(4)	—	(559)	—	—	(559)	—	(559)
Stock-based compensation	—	—	344	—	—	344	—	344
Changes to noncontrolling ownership interests	—	—	(13)	—	—	(13)	7	(6)
Cumulative effect of change in accounting principle(1)	—	—	—	(24)	—	(24)	—	(24)
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	5,039	—	5,039	22	5,062
Other comprehensive income	—	—	—	—	1,219	1,219	(6)	1,213
Dividends to shareholders ($2.52 per ordinary share)	—	—	—	(3,383)	—	(3,383)	—	(3,383)
Issuance of shares under stock purchase and award plans	7	—	329	—	—	329	—	329
Repurchase of ordinary shares	(21)	—	(2,442)	—	—	(2,442)	—	(2,442)
Stock-based compensation	—	—	359	—	—	359	—	359
Changes to noncontrolling ownership interests	—	—	1	—	—	1	(19)	(18)
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
(1) See Note 1 to the consolidated financial statements for discussion regarding the adoption of accounting standards during fiscal year 2021 and fiscal year 2020.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2022	2021	2020
Operating Activities:
Net income	$5,062	$3,630	$4,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,707	2,702	2,663
Provision for credit losses	58	128	99
Deferred income taxes	(604)	(422)	(1,315)
Stock-based compensation	359	344	297
Loss on debt extinguishment	—	308	406
Asset impairment charges	515	—	—
Other, net	138	251	217
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(477)	(761)	1,291
Inventories, net	(560)	78	(577)
Accounts payable and accrued liabilities	213	531	(44)
Other operating assets and liabilities	(65)	(549)	(609)
Net cash provided by operating activities	7,346	6,240	7,234
Investing Activities:
Acquisitions, net of cash acquired	(91)	(994)	(488)
Additions to property, plant, and equipment	(1,368)	(1,355)	(1,213)
Purchases of investments	(9,882)	(11,808)	(11,039)
Sales and maturities of investments	9,692	11,345	9,574
Other investing activities, net	(10)	(54)	(37)
Net cash used in investing activities	(1,659)	(2,866)	(3,203)
Financing Activities:
Change in current debt obligations, net	—	(311)	(17)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,789	—
Repayments from short-term borrowings (maturities greater than 90 days)	—	(2,853)	—
Issuance of long-term debt	—	7,172	5,568
Payments on long-term debt	(1)	(7,367)	(6,110)
Dividends to shareholders	(3,383)	(3,120)	(2,894)
Issuance of ordinary shares	429	474	662
Repurchase of ordinary shares	(2,544)	(652)	(1,326)
Other financing activities	163	(268)	(81)
Net cash used in financing activities	(5,336)	(4,136)	(4,198)
Effect of exchange rate changes on cash and cash equivalents	(231)	215	(86)
Net change in cash and cash equivalents	121	(547)	(253)
Cash and cash equivalents at beginning of period	3,593	4,140	4,393
Cash and cash equivalents at end of period	$3,714	$3,593	$4,140
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$996	$1,250	$878
Interest	540	582	643
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic or the Company) is the leading global healthcare technology company– alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies to serve healthcare systems, physicians, clinicians, and patients. Medtronic was founded in 1949 and is headquartered in Dublin, Ireland.
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
COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19 and has assessed the potential impact on certain accounting estimates including, but not limited to, the allowance for doubtful accounts, inventory reserves, return reserves, the valuation of goodwill, intangible assets, other long-lived assets, investments and contingent consideration, as of April 29, 2022 and through the date of this report. There was not a material impact to accounting estimates associated with the Company’s consolidated financial statements as of and for each of the three fiscal years ended April 29, 2022, April 30, 2021, and April 24, 2020.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 29, 2022 and April 30, 2021 and for each of the three fiscal years ended April 29, 2022 (fiscal year 2022), April 30, 2021 (fiscal year 2021), and April 24, 2020 (fiscal year 2020). Fiscal year 2021 was a 53-week year, with the extra week having occurred in the first fiscal month of the first quarter.
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
Goodwill and Intangible Assets Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. The test for impairment of goodwill requires the Company to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Internal operational budgets and long-range strategic plans are used as a basis for the cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital (“WACC”) for each reporting unit. An impairment is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research and development (IPR&D). Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives typically ranging from three to 20 years. Amortization is recognized within amortization of intangible assets in the consolidated statements of income. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment is recognized based on the amount by which the carrying value exceeds the fair value. The fair value of an intangible asset (asset group) is estimated by utilizing a discounted cash flow analysis.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, government and agency securities, other asset-backed securities, certificate of deposits, debt funds, and mortgage-backed securities whose value is determined using inputs that are observable in the market or may be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, total return swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Financial assets that are classified as Level 3 include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation, and auction rate securities. With the exception of auction rate securities, these securities are valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

illiquidity premium that is incorporated into the discount rate. For goodwill, other intangible assets, and IPR&D, inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $354 million, $308 million, and $347 million in fiscal years 2022, 2021, and 2020, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.
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
Income Taxes The Company has deferred taxes that arise as a result of the different treatment of transactions for U.S. GAAP and income tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that may be used as a tax deduction or credit in a tax return in future years for which the Company has already recognized the tax benefit in the consolidated statements of income. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of income. See Footnote 13 for more information on the Company's uncertain tax positions and tax policies.
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in fair value of contingent consideration, changes in amounts accrued for certain contingent liabilities for a past acquisition, charges related to the June 2021 decision to stop the distribution and sale of Medtronic's HVAD System within the Mechanical Circulatory Support Operating Unit (MCS) (MCS charges), impairment charges, and income from funded research and development arrangements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below illustrates net sales by segment and division for fiscal years 2022, 2021, and 2020:

	Net Sales by Fiscal Year
(in millions)	2022	2021	2020
Cardiac Rhythm & Heart Failure	$5,908	$5,584	$5,141
Structural Heart & Aortic	3,055	2,834	2,842
Coronary & Peripheral Vascular	2,460	2,354	2,486
Cardiovascular	11,423	10,772	10,468
Surgical Innovations	6,060	5,438	5,513
Respiratory, Gastrointestinal, & Renal	3,081	3,298	2,839
Medical Surgical	9,141	8,737	8,352
Cranial & Spinal Technologies	4,456	4,288	4,082
Specialty Therapies	2,592	2,307	2,147
Neuromodulation	1,735	1,601	1,497
Neuroscience	8,784	8,195	7,725
Diabetes	2,338	2,413	2,368
Total	$31,686	$30,117	$28,913
The table below includes net sales by market geography and segment for fiscal years 2022, 2021, and 2020:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Cardiovascular	$5,545	$5,248	$5,062	$3,866	$3,752	$3,519	$2,012	$1,773	$1,887
Medical Surgical	3,862	3,650	3,532	3,373	3,320	3,169	1,905	1,766	1,651
Neuroscience	5,753	5,456	5,122	1,801	1,724	1,659	1,229	1,015	945
Diabetes	974	1,171	1,204	1,085	1,019	940	279	222	224
Total	$16,135	$15,526	$14,919	$10,126	$9,815	$9,287	$5,426	$4,777	$4,707
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries of Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
At April 29, 2022, $981 million of rebates were classified as other accrued expenses, and $548 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 30, 2021, $906 million of rebates were classified as other accrued expenses, and $485 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. During fiscal year 2022, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 29, 2022 and April 30, 2021 was $399 million and $368 million, respectively. At April 29, 2022 and April 30, 2021, $305 million and $276 million was included in other accrued expenses, respectively, and $94 million and $93 million was included in other liabilities, respectively. During the fiscal year ended April 29, 2022, the Company recognized $243 million of revenue that was included in deferred revenue as of April 30, 2021.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At April 29, 2022, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $925 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

3. Acquisitions
The Company had acquisitions during fiscal years 2022 and 2021 that were accounted for as business combinations. The assets and liabilities of businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of acquisitions during fiscal years 2022 and 2021 was not significant, either individually or in the aggregate, to the consolidated results of the Company. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired. Purchase price allocation adjustments for fiscal years 2022 and 2021 business combinations were not significant.
Fiscal Year 2022
The acquisition date fair value of net assets acquired during fiscal year 2022 was $125 million, consisting of $154 million of assets acquired and $29 million of liabilities assumed. Based upon preliminary valuations, assets acquired were primarily comprised of $50 million of technology-based intangible assets with estimated useful lives ranging from 15 to 16 years, and $80 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $31 million of contingent consideration liabilities in connection with business combinations during fiscal year 2022, which are comprised of revenue and regulatory milestone-based payments.
Fiscal Year 2021
The acquisition date fair value of net assets acquired during fiscal year 2021 was $1.2 billion, consisting of $1.4 billion of assets acquired and $161 million of liabilities assumed. Based upon final valuations, assets acquired were primarily comprised of $417 million of technology-based intangible assets and $13 million of customer-related intangible assets with estimated useful lives ranging from 8 to 15 years, and $816 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $253 million of contingent consideration liabilities in connection with business combinations during fiscal year 2021, which are comprised of revenue and regulatory milestone-based payments. Additionally, the Company recognized a gain of $132 million related to a change in amounts accrued for certain contingent liabilities from a past acquisition. The benefit was recognized in other operating expense, net in the consolidated statements of income as the purchase accounting was finalized in fiscal year 2020.
Subsequent Acquisitions
Subsequent to fiscal year 2022, on May 13, 2022, the Company's Neuroscience segment acquired Intersect ENT, a global ear, nose, and throat (ENT) medical technology leader. The acquisition expands Medtronic's portfolio of products used during ENT procedures and, combined with the Company's navigation, powered instruments, and existing tissue health products, will offer a broader suite of solutions to assist surgeons treating patients who suffer from chronic rhinosinusitis (CRS). Total consideration for the transaction, in which the Company acquired all outstanding shares of Intersect ENT for $28.25 per share, was approximately $1.2 billion. The transaction will be accounted for as a business combination using the acquisition method of accounting. This requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.
Due to the limited amount of time since the acquisition date and the significant limitations on access to Intersect ENT information prior to the acquisition date the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill. We will include such disclosures in our Form 10-Q for the quarter ending July 29, 2022.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. During fiscal year 2022, the Company acquired $101 million of IPR&D in connection with asset acquisitions of technology not approved by regulators, which was recognized in research and development expense in the consolidated statements of income. During fiscal year 2021, IPR&D acquired in connection with asset acquisitions was not significant.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The fair value of contingent consideration at April 29, 2022 and April 30, 2021 was $119 million and $270 million, respectively. At April 29, 2022, $35 million was recorded in other accrued expenses, and $84 million was recorded in other liabilities on the consolidated balance sheets. At April 30, 2021, $78 million was reflected in other accrued expenses, and $192 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2022	2021
Beginning Balance	$270	$280
Purchase price contingent consideration	31	253
Purchase price allocation adjustments	7	—
Payments	(86)	(299)
Change in fair value	(103)	36
Ending Balance	$119	$270
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

(in millions)	Fair Value at April 29, 2022	Unobservable Input	Range	Weighted Average (1)
		Discount rate	11.2% - 27.2%	14.6%
Revenue and other performance-based payments	$104	Probability of payment	100%	100%
		Projected fiscal year of payment	2023 - 2027	2025
		Discount rate	5.5%	5.5%
Product development and other milestone-based payments	$15	Probability of payment	100%	100%
		Projected fiscal year of payment	2023 - 2024	2024
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
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $1.6 billion in connection with the Enterprise Excellence program. In total, the Company estimates it will recognize approximately $1.8 billion of exit and disposal costs and other costs related to the program by the end of fiscal year 2023. The remaining charges are costs associated with the restructuring program, such as salaries and benefits for employees supporting the program, including program management and transition teams, and strategic and operational consulting services related to the three objectives of the program. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.
For fiscal years 2022, 2021 and 2020, the Company recognized net charges of $259 million, $349 million, and $441 million, respectively, of which $116 million, $128 million, and $155 million, respectively, were recognized within cost of products sold, and $112 million, $169 million, and $168 million, respectively, were recognized within selling, general, and administrative expense in the consolidated statements of income.
Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program, designed to make the Company a more nimble and competitive organization focused on accelerating innovation, enhancing the customer experience, driving revenue growth, and winning market share, while also more efficiently and effectively leveraging the enterprise scale.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $349 million in connection with the program. In total, the Company estimates it will recognize approximately $450 million of exit and disposal costs and other costs related to the Simplification program by the end of fiscal year 2023. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.
For fiscal years 2022 and 2021, the Company recognized net charges of $82 million and $268 million, respectively, of which $45 million and $27 million were recognized within selling, general, and administrative expense in the consolidated statements of income. The net charges for fiscal year 2021 included $97 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages and are not included in the table below, as they are associated with costs that are accounted for under the pension and post-retirement rules. See Note 15 for further discussion on these charges.
The following table summarizes the activity related to the restructuring programs noted above for fiscal years 2022, 2021, and 2020:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Asset Write-downs	Other Costs	Total
April 26, 2019	$101	$9	$—	$12	$122
Charges	129	300	24	9	462
Cash payments	(128)	(290)	—	(9)	(427)
Settled non-cash	—	—	(24)	—	(24)
Accrual adjustments(2)	(13)	—	—	(8)	(21)
April 24, 2020	89	19	—	4	112
Charges	213	322	—	4	539
Cash payments	(162)	(319)	—	(5)	(486)
Accrual adjustments(2)	(17)	—	—	(2)	(19)
April 30, 2021	123	22	—	1	146
Charges	80	274	—	—	354
Cash payments	(109)	(269)	—	—	(378)
Accrual adjustments(2)	(13)	—	—	—	(13)
April 29, 2022	$81	$27	$—	$1	$110
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)Accrual adjustments relate to certain employees identified for termination finding other positions within the Company or contract terminations being settled for less than originally estimated.
Mechanical Circulatory Support (MCS)
On June 3, 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. In connection with this decision, the Company recorded charges of $726 million (MCS charges) within the Cardiovascular segment during the first quarter of fiscal year 2022, including $58 million recognized in costs of products sold and $668 million recognized within other operating expense, net in the consolidated statement of income. The charges included $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $211 million for commitments and obligations associated with the decision, which included charges for patient support obligations, restructuring, and other associated costs. During the fourth quarter of fiscal year 2022, the Company recorded additional charges of $155 million within other operating expense, net primarily related to incremental commitments and obligations associated with the exit of the business. As of April 29, 2022, accruals were recorded in the consolidated balance sheet for these obligations, with $82 million reflected in other accrued expenses and $152 million recorded in other liabilities. Medtronic remains committed to serving the needs of the approximately 3,500 patients currently implanted with the HVAD system.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 29, 2022 and April 30, 2021:

	April 29, 2022
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$533	$1	$(15)	$518	$518	$—
Level 2:
Corporate debt securities	4,457	4	(140)	4,321	4,321	—
U.S. government and agency securities	910	—	(41)	869	869	—
Mortgage-backed securities	592	—	(35)	558	558	—
Non-U.S. government and agency securities	17	—	—	17	17	—
Certificates of deposit	20	—	—	20	20
Other asset-backed securities	567	—	(11)	556	556	—
Total Level 2	6,563	4	(227)	6,341	6,341	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,131	$5	$(245)	$6,893	$6,859	$33

	April 30, 2021
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$505	$26	$(3)	$528	$528	$—
Level 2:
Corporate debt securities	4,557	103	(13)	4,647	4,647	—
U.S. government and agency securities	810	—	(7)	804	804	—
Mortgage-backed securities	645	21	(16)	650	650	—
Non-U.S. government and agency securities	31	1	—	33	33	—
Certificates of deposit	19	—	—	19	19	—
Other asset-backed securities	534	4	(1)	537	537	—
Debt funds	7	—	—	7	7	—
Total Level 2	6,603	129	(36)	6,696	6,696	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,144	$155	$(42)	$7,257	$7,224	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at April 29, 2022 and April 30, 2021:

	April 29, 2022
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$—	$—	$945	$(56)
Corporate debt securities	222	(1)	2,993	(139)
Mortgage-backed securities	—	—	507	(35)
Other asset-backed securities	—	—	526	(11)
Auction rate securities	—	—	33	(3)
Total	$222	$(1)	$5,004	$(244)

	April 30, 2021
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$946	$(10)	$—	$—
Corporate debt securities	—	—	3,209	(13)
Mortgage-backed securities	—	—	650	(16)
Other asset-backed securities	—	—	531	(1)
Auction rate securities	—	—	33	(3)
Total	$946	$(10)	$4,423	$(32)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the fiscal years ended April 29, 2022 and April 30, 2021. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

(in millions)	April 29, 2022	April 30, 2021	April 24, 2020
Proceeds from sales and maturities	$9,611	$10,420	$9,559
Gross realized gains	15	15	25
Gross realized losses	(18)	(14)	(22)
During the fiscal year ended April 30, 2021, the Company had proceeds from maturities of investments classified as held to maturity of $911 million.
The April 29, 2022 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 29, 2022
Due in one year or less	$1,501
Due after one year through five years	3,465
Due after five years through ten years	1,271
Due after ten years	656
Total debt securities	$6,893

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes the Company's equity and other investments at April 29, 2022 and April 30, 2021, which are classified as other assets in the consolidated balance sheets:

(in millions)	April 29, 2022	April 30, 2021
Investments with readily determinable fair value (marketable equity securities)	$64	$74
Investments without readily determinable fair values	732	537
Equity method and other investments	85	76
Total equity and other investments	$881	$687
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

(in millions)	April 29, 2022	April 30, 2021	April 24, 2020
Proceeds from sales	$81	$13	$15
Gross gains	99	68	17
Gross losses	(52)	(3)	(30)
Impairment losses recognized	(17)	(4)	(4)
During the fiscal year ended April 29, 2022, there were $8 million of net unrealized gains on equity securities and other investments still held at April 29, 2022. During the fiscal year ended April 30, 2021, there were $63 million of net unrealized gains on equity securities and other investments still held at April 30, 2021.
6. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 29, 2022	April 30, 2021
Bank borrowings	$12	$2
0.000 percent three-year 2019 senior notes	798	—
0.375 percent four-year 2019 senior notes	1,596	—
0.000 percent two-year 2020 senior notes	1,330	—
Finance lease obligations	6	9
Current debt obligations	$3,742	$11
Bank Borrowings Outstanding bank borrowings at April 29, 2022 and April 30, 2021 were not significant.
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
There was no commercial paper outstanding at April 29, 2022 and April 30, 2021, or during fiscal year 2021. During fiscal year 2022, the weighted average original maturity of the commercial paper outstanding was approximately fifteen days and the weighted average interest

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

rate was 0.70 percent. The issuance of commercial paper reduces the amount of credit available under the Company's existing credit facility, defined below.
Line of Credit On December 12, 2021, Medtronic Luxco, as borrower, entered into an amendment to its amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, extending the maturity date of the Credit Facility to December 2026 and removing the cap on the number of extension options available.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 29, 2022 and April 30, 2021, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company's long-term debt obligations consisted of the following:

		April 29, 2022		April 30, 2021
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
0.000 percent three-year 2019 senior notes	2023	$—	—%	$907	0.08%
0.375 percent four-year 2019 senior notes	2023	—	—	1,813	0.55
0.000 percent two-year 2020 senior notes	2023	—	—	1,511	0.12
3.500 percent ten-year 2015 senior notes	2025	1,890	3.74	1,890	3.74
0.250 percent six-year 2019 senior notes	2026	1,064	0.45	1,209	0.43
0.000 percent five-year 2020 senior notes	2026	1,064	0.25	1,209	0.22
1.125 percent eight-year 2019 senior notes	2027	1,596	1.26	1,813	1.24
3.350 percent ten-year 2017 senior notes	2027	368	3.53	368	3.53
0.375 percent eight-year 2020 senior notes	2029	1,064	0.52	1,209	0.51
1.625 percent twelve-year 2019 senior notes	2031	1,064	1.75	1,209	1.74
1.000 percent twelve-year 2019 senior notes	2032	1,064	1.06	1,209	1.05
0.750 percent twelve-year 2020 senior notes	2033	1,064	0.81	1,209	0.81
4.375 percent twenty-year 2015 senior notes	2035	1,932	4.47	1,932	4.47
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	4.67	253	4.67
2.250 percent twenty-year 2019 senior notes	2039	1,064	2.35	1,209	2.34
6.500 percent thirty-year 2009 senior notes	2039	158	6.56	158	6.56
1.500 percent twenty-year 2019 senior notes	2040	1,064	1.59	1,209	1.58
5.550 percent thirty-year 2010 senior notes	2040	224	5.58	224	5.58
1.375 percent twenty-year 2020 senior notes	2041	1,064	1.47	1,209	1.46
4.500 percent thirty-year 2012 senior notes	2042	105	4.54	105	4.54
4.000 percent thirty-year 2013 senior notes	2043	305	4.09	305	4.09
4.625 percent thirty-year 2014 senior notes	2044	127	4.67	127	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,813	4.69	1,813	4.69
1.750 percent thirty-year 2019 senior notes	2050	1,064	1.88	1,209	1.87
1.625 percent thirty-year 2020 senior notes	2051	1,064	1.76	1,209	1.75
Finance lease obligations	2023-2035	56	9.15	62	9.29
Debt discount, net	2023-2051	(52)	—	(75)	—
Deferred financing costs	2023-2051	(109)	—	(125)	—
Long-term debt		$20,372		$26,378
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
In September 2020, Medtronic Global Holdings S.C.A. (Medtronic Luxco) issued an additional six tranches of Euro-denominated Senior Notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

early redemption of $4.3 billion of Medtronic Inc. and CIFSA Senior Notes and €1.5 billion of Medtronic Luxco Senior Notes for $6.3 billion of total consideration in October 2020. Additionally, the Company used the proceeds to repay its €750 million floating rate senior notes at maturity in March 2021. The Company recognized a loss on debt extinguishment of $308 million in fiscal year 2021, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statement of income.
The Euro-denominated debt issued in June 2019 and September 2020 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 7 for additional information regarding the net investment hedge.
Term Loan Agreements On May 12, 2020, Medtronic Luxco entered into a term loan agreement (Fiscal 2021 Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Fiscal 2021 Loan Agreement provided an unsecured term loan in an aggregate principal amount of up to ¥300 billion, with a term of six months and the option to extend for an additional six months at Medtronic Luxco’s option. On May 13, 2020, Medtronic Luxco borrowed the entire amount of the term loan under the Fiscal 2021 Loan Agreement. The Japanese Yen-denominated debt was designated as a net investment hedge for certain of the Company's Japanese operations. Borrowings under the Fiscal 2021 Loan Agreement carried interest at the TIBOR Rate (as defined in the Fiscal 2021 Loan Agreement) plus a margin of 0.50% per annum. Medtronic plc and Medtronic, Inc. guaranteed the obligations of Medtronic Luxco under the Fiscal 2021 Loan Agreement. On November 12, 2020, the Company exercised its option to extend the term loan for an additional six months. During the fourth quarter of fiscal year 2021, the Company de-designated the Yen-denominated debt as a net investment hedge and repaid the term loan in full, including interest.
Subsequent to fiscal year 2022, on May 2, 2022, Medtronic Luxco entered into a term loan agreement (Fiscal 2023 Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Fiscal 2023 Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion with a term of 364 days. Borrowings under the Fiscal 2023 Loan Agreement bear interest at the TIBOR Rate (as defined in the Fiscal 2023 Loan Agreement) plus a margin of 0.40% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the Fiscal 2023 Loan Agreement. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc.'s 3.500% Senior Notes due 2025 for $1.9 billion of total consideration, and $368 million of Medtronic Luxco's 3.350% Senior Notes due 2027 for $376 million of total consideration. The Company will recognize a total loss on debt extinguishment of $53 million in the quarter ended July 29, 2022, which primarily includes cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss will be recognized in interest expense in the consolidated statements of income.
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs and debt discount, net, are as follows:

(in millions)
2023	$3,744
2024	6
2025	1,895
2026	2,133
2027	1,969
Thereafter	14,528
Total	$24,275
Financial Instruments Not Measured at Fair Value
At April 29, 2022, the estimated fair value of the Company’s Senior Notes was $22.9 billion compared to a principal value of $24.2 billion. At April 30, 2021 the estimated fair value was $28.6 billion compared to a principal value of $26.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
7. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $13.8 billion and $14.7 billion at April 29, 2022 and April 30, 2021, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at April 29, 2022 and April 30, 2021 was $4.9 billion and $5.7 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified, deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at April 29, 2022 and April 30, 2021 was $226 million and $243 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating or financing activities, depending on the nature of the underlying hedged item, in the consolidated statements of cash flows.
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 29, 2022 and April 30, 2021 was $8.8 billion and $9.0 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net or cost of products sold in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows. No components of the hedge contracts were excluded in the measurement of hedge effectiveness, and no forward contracts designated as cash flow hedges were derecognized or discontinued during fiscal years 2022, 2021, or 2020.
At April 29, 2022 and April 30, 2021, the Company had $474 million in after-tax unrealized gains and $253 million in after-tax unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $368 million of after-tax net unrealized gains at April 29, 2022 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated debt as a net investment hedge of certain of its European operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At April 29, 2022, the Company had €16.0 billion, or $17.0 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, which will mature in fiscal year 2023 through fiscal year 2051.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

subsidiary. Amounts excluded from the assessment of effectiveness are recognized in other operating expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows.
At April 29, 2022 and April 30, 2021, the Company had $841 million in after-tax unrealized gains and $1.5 billion in after-tax unrealized losses associated with net investment hedges recorded in accumulated other comprehensive loss, respectively. The Company does not expect any of the after-tax unrealized gains at April 29, 2022 to be recognized in the consolidated statements of income over the next 12 months.
The Company did not recognize any gains or losses during fiscal years 2022, 2021, or 2020 on instruments that no longer qualify as net investment hedges.
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2022, 2021, and 2020 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income			(Gain) Loss Reclassified into Income

	Fiscal Year			Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2022	2021	2020	2022	2021	2020
Cash flow hedges
Currency exchange rate contracts	$(953)	$519	$(397)	$(144)	$(17)	$(335)	Other operating expense, net
Currency exchange rate contracts	18	108	—	61	15	—	Cost of products sold
Net investment hedges	(2,299)	1,694	(405)	—	—	(9)	Other operating expense, net
Total	$(3,234)	$2,321	$(802)	$(83)	$(2)	$(344)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2022, 2021, and 2020 were as follows:

	(Gain) Loss Recognized in Income
	Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2022	2021	2020
Derivatives not designated as hedging instruments
Currency exchange rate contracts	$(54)	$247	$(133)	Other operating expense, net
Total return swaps	1	(81)	7	Other operating expense, net
Total	$(53)	$166	$(126)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 29, 2022 and April 30, 2021. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	April 29, 2022	April 30, 2021	Balance Sheet Classification	April 29, 2022	April 30, 2021	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$481	$49	Other current assets	$43	$190	Other accrued expenses
Currency exchange rate contracts	168	22	Other assets	16	94	Other liabilities
Total derivatives designated as hedging instruments	649	70		60	285
Derivatives not designated as hedging instruments
Currency exchange rate contracts	46	14	Other current assets	49	11	Other accrued expenses
Total return swaps	—	18	Other current assets	20	—	Other accrued expenses
Total derivatives not designated as hedging instruments	46	32		69	11
Total derivatives	$695	$102		$129	$296

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 29, 2022		April 30, 2021
(in millions)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$695	$109	$85	$18
Derivative liabilities	—	20	296	—
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

	April 29, 2022
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$695	$(109)	$(254)	$332
Derivative liabilities:
Currency exchange rate contracts	(109)	109	—	—
Total return swaps	(20)	—	—	(20)
	(129)	109	—	(20)
Total	$566	$—	$(254)	$312

	April 30, 2021
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$85	$(83)	$—	$1
Total return swaps	18	—	—	18
	102	(83)	—	19
Derivative liabilities:
Currency exchange rate contracts	(296)	83	46	(167)
Total	$(194)	$—	$46	$(148)
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
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 29, 2022, the Company received net cash collateral of $254 million from its counterparties. As of April 30, 2021, the Company posted net cash collateral of $46 million to its counterparties. Cash collateral posted is recorded as a reduction in cash and cash equivalents, with the offset recorded as an increase in other current assets in the consolidated balance sheets. Cash collateral received is recorded as an increase in cash and cash equivalents with the offset recorded in other accrued expenses in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

8. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	April 29, 2022	April 30, 2021
Finished goods	$3,070	$2,906
Work-in-process	682	611
Raw materials	864	796
Total	$4,616	$4,313
9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 24, 2020	$6,831	$20,176	$10,920	$1,914	$39,841
Goodwill as a result of acquisitions	248	12	210	346	816
Purchase accounting adjustments	(2)	(5)	3	(4)	(8)
Currency translation and other	132	1,012	167	1	1,312
April 30, 2021	7,209	21,195	11,300	2,257	41,961
Goodwill as a result of acquisitions	55	—	26	—	80
Purchase accounting adjustments	21	3	3	(2)	25
Currency translation and other	(125)	(1,241)	(196)	(1)	(1,563)
April 29, 2022	$7,160	$19,957	$11,132	$2,254	$40,502
The Company did not recognize any goodwill impairments during fiscal years 2022, 2021, or 2020.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 29, 2022		April 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,953	$(7,005)	$17,036	$(6,058)
Purchased technology and patents	10,802	(5,667)	11,286	(5,156)
Trademarks and tradenames	473	(266)	475	(251)
Other	80	(69)	82	(68)
Total	$28,308	$(13,006)	$28,879	$(11,533)
Indefinite-lived:
IPR&D	$293	$—	$394	$—
During fiscal year 2022, the Company recognized $409 million of definite-lived intangible asset impairment charges in connection with MCS within the Cardiovascular Portfolio. The intangible asset impairment charge primarily related to purchased technology and patents. Refer to Note 4 Restructuring Charges for additional information on what led to the impairment. During fiscal year 2021, the Company recognized $30 million of definite-lived intangible asset charges in connection with the abandonment of certain intangible assets within the Neuroscience segment. During fiscal year 2020, the Company recognized $37 million of definite-lived intangible asset charges, including $33 million and $4 million recognized in connection with business exits in the Neuroscience and Cardiovascular segments, respectively. Definite-lived intangible asset charges are recognized in other operating expense, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Indefinite-lived intangible asset impairment charges were not significant for fiscal year 2022. During fiscal year 2021, the Company recognized $45 million of indefinite-lived intangible asset impairment charges related to the abandonment of certain IPR&D projects in the Neuroscience segment. During fiscal year 2020, the Company recognized $35 million of indefinite-lived intangible asset impairment charges, including $25 million relating to a partial impairment of an IPR&D project within the Neuroscience segment and $10 million in connection with the discontinuation of an IPR&D project within the Cardiovascular segment. Indefinite-lived intangible asset impairment charges are recognized in other operating expense, net in the consolidated statements of income. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense was $1.7 billion for fiscal year 2022 and $1.8 billion for fiscal years 2021 and 2020. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 29, 2022, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2023	$1,659
2024	1,624
2025	1,602
2026	1,588
2027	1,564
10. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 29, 2022	April 30, 2021	Estimated Useful Lives (in years)
Equipment	$6,489	$6,308	Generally 2-7, up to 15
Computer software	2,617	2,346	Up to 5
Land and land improvements	170	178	Up to 20
Buildings and leasehold improvements	2,351	2,370	Up to 40
Construction in progress	1,737	1,498	—
Property, plant, and equipment	13,365	12,700
Less: Accumulated depreciation	(7,952)	(7,479)
Property, plant, and equipment, net	$5,413	$5,221
Depreciation expense of $974 million, $919 million, and $907 million was recognized in fiscal years 2022, 2021, and 2020, respectively.
11. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 29, 2022, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 29, 2022, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. During the third quarter of fiscal year 2022 the Company redeemed the previously outstanding 1,872 A Preferred Shares for $0.075 million. At April 29, 2022, no A Preferred Shares were outstanding.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Dividends The timing, declaration, and payment of future dividends to holders of the Company's ordinary shares falls within the discretion of the Company's Board of Directors and depends upon many factors, including the statutory requirements of Irish law, the Company's earnings and financial condition, the capital requirements of the Company's businesses, industry practice and any other factors the Board of Directors deems relevant.
Ordinary Share Repurchase Program Shares are repurchased on occasion to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2022 and 2021, the Company repurchased approximately 22 million and 4 million shares, respectively, at an average price of $113.11 and $126.80, respectively.
In March 2019, the Company's Board of Directors authorized $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. At April 29, 2022, the Company had used $3.0 billion of the $6.0 billion authorized under the repurchase program, leaving approximately $3.0 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are cancelled.
12. Stock Purchase and Award Plans
In fiscal year 2022, the Company granted stock awards under the Medtronic plc 2013 Plan (2013 Plan) and the 2021 Medtronic plc Long Term Incentive Plan (2021 Plan). The 2021 Plan was approved by the Company's shareholders on December 9, 2021, and provides for a maximum of 115 million ordinary shares to be issued, in addition to the 14 million ordinary shares previously approved for issuance under the 2013 Plan. The 2021 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 29, 2022, there were approximately 127 million shares available for future grants under the 2021 Plan.
Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, performance share units, and employee stock purchase plan (ESPP) in fiscal years 2022, 2021, and 2020:

	Fiscal Year
(in millions)	2022	2021	2020
Stock options	$70	$72	$61
Restricted stock	184	185	205
Performance share units	66	49	—
Employee stock purchase plan	39	38	31
Total stock-based compensation expense	$359	$344	$297

Cost of products sold	$36	$35	$28
Research and development expense	40	38	36
Selling, general, and administrative expense	283	272	233
Total stock-based compensation expense	359	344	297
Income tax benefits	(62)	(59)	(51)
Total stock-based compensation expense, net of tax	$297	$285	$246
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2022	2021	2020
Weighted average fair value of options granted	$22.83	$16.15	$15.49
Assumptions used:
Expected life (years)	6.0	6.0	6.1
Risk-free interest rate	0.90%	0.33%	1.88%
Volatility	23.04%	24.17%	17.97%
Dividend yield	1.95%	2.36%	2.09%
The following table summarizes stock option activity during fiscal year 2022:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 30, 2021	27,972	$84.38
Granted	4,153	129.03
Exercised	(3,222)	70.52
Expired/Forfeited	(641)	107.42
Outstanding at April 29, 2022	28,263	92.00	5.5	$450
Expected to vest at April 29, 2022	8,818	110.27	8.4	35
Exercisable at April 29, 2022	18,804	82.62	4.0	414
The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised, and the related tax benefit during fiscal years 2022, 2021, and 2020:

	Fiscal Year
(in millions)	2022	2021	2020
Cash proceeds from options exercised	$209	$277	$484
Intrinsic value of options exercised	174	205	349
Tax benefit related to options exercised	40	47	75
Unrecognized compensation expense related to outstanding stock options at April 29, 2022 was $90 million and is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Restricted stock units are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The expense recognized for restricted stock units is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. Restricted stock units either have a 4-year ratable vesting term or cliff vest after three years. The Company also grants shares of performance-based restricted stock units that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted stock activity during fiscal year 2022:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 30, 2021	5,980	$97.66
Granted	1,935	127.47
Vested	(2,089)	93.05
Forfeited	(456)	107.53
Nonvested at April 29, 2022	5,370	108.92
The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2022, 2021, and 2020:

	Fiscal Year
(in millions, except per share data)	2022	2021	2020
Weighted-average grant-date fair value per restricted stock	$127.47	$99.48	$103.52
Fair value of restricted stock vested	194	280	242
Tax benefit related to restricted stock vested	52	65	62
Unrecognized compensation expense related to restricted stock as of April 29, 2022 was $316 million and is expected to be recognized over a weighted average period of 2.5 years.
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
The following table summarizes performance share unit activity during fiscal year 2022:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 30, 2021	828	$129.05
Granted	831	149.16
Forfeited	(78)	138.31
Nonvested at April 29, 2022	1,581	138.95

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average grant date fair value of performance share units granted, total fair value of performance share units vested and related tax benefit during fiscal year 2022 and 2021:

	Fiscal Year
(in millions, except per share data)	2022	2021
Weighted-average grant-date fair value per performance share units	$149.16	$129.04
Fair value of performance share units vested	—	—
Tax benefit related to performance share units vested	—	—
Unrecognized compensation expense related to performance share units as of April 29, 2022 was $84 million and is expected to be recognized over a weighted average period of 1.9 years.
Employees Stock Purchase Plan The Medtronic plc Amended and Restated 2014 Employees Stock Purchase Plan allows participating employees to purchase the Company's ordinary shares at a discount through payroll deductions. The expense recognized for shares purchased under the Company’s ESPP is equal to the 15 percent discount the employee receives. Employees purchased 2 million shares at an average price of $98.75 per share in fiscal year 2022. At April 29, 2022, approximately 7 million ordinary shares were available for future purchase under the ESPP.
13. Income Taxes
The income tax provision (benefit) is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2022	2021	2020
U.S.	$436	$(358)	$466
International	5,081	4,253	3,589
Income before income taxes	$5,517	$3,895	$4,055
The income tax provision (benefit) consists of the following:

	Fiscal Year
(in millions)	2022	2021	2020
Current tax expense:
U.S.	$467	$287	$151
International	599	439	375
Total current tax expense	1,066	726	526
Deferred tax (benefit) expense:
U.S.	(402)	(625)	(138)
International	(209)	165	(1,139)
Net deferred tax benefit	(611)	(461)	(1,277)
Income tax provision (benefit)	$456	$265	$(751)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 29, 2022	April 30, 2021(1)
Deferred tax assets:
Intangible assets	$2,334	$1,536
Net operating loss, capital loss, and credit carryforwards	5,982	6,114
Capitalization of research and development	597	408
Other accrued liabilities	483	442
Accrued compensation	332	411
Pension and post-retirement benefits	66	234
Stock-based compensation	146	132
Inventory	146	164
Lease obligations	92	106
Federal and state benefit on uncertain tax positions	60	55
Interest limitation	386	352
Other	374	336
Gross deferred tax assets	10,998	10,290
Valuation allowance	(6,583)	(5,822)
Total deferred tax assets	4,415	4,468
Deferred tax liabilities:
Intangible assets	(1,488)	(1,856)
Realized loss on derivative financial instruments	(66)	(75)
Right of use leases	(89)	(102)
Unrealized gain on available-for-sale securities and derivative financial instruments	—	(16)
Accumulated depreciation	(121)	(151)
Outside basis difference of subsidiaries	(129)	(101)
Other	(70)	(81)
Total deferred tax liabilities	(1,963)	(2,382)
Prepaid income taxes	474	458
Income tax receivables	358	353
Tax assets, net	$3,284	$2,897
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$765	$756
Tax assets	3,403	3,169
Deferred tax liabilities	(884)	(1,028)
Tax assets, net	$3,284	$2,897
(1)Certain prior year amounts have been reclassified to conform to current year presentation
No deferred taxes have been provided on the approximately $79.3 billion and $74.2 billion of undistributed earnings of the Company’s subsidiaries at April 29, 2022 and April 30, 2021, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.
At April 29, 2022, the Company had approximately $25.4 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $20.0 billion have no expiration, and the remaining $5.4 billion will expire during fiscal years 2023 through 2042. Included in these net operating loss carryforwards are $18.6 billion of net operating losses related to a subsidiary of the Company, substantially all of which

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

were recorded in fiscal year 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities. The Company has recorded a full valuation allowance against these net operating losses, as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S. net operating loss carryforwards of $6.8 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 29, 2022, the Company had $222 million of U.S. federal net operating loss carryforwards, of which $47 million have no expiration. The remaining loss carryforwards will expire during fiscal years 2023 through 2036. For U.S. state purposes, the Company had $1.4 billion of net operating loss carryforwards at April 29, 2022, $72 million of which have no expiration. The remaining U.S. state loss carryforwards will expire during fiscal years 2023 through 2042.
At April 29, 2022, the Company also had $254 million of tax credits available to reduce future income taxes payable, of which $120 million have no expiration. The remaining credits will expire during fiscal years 2023 through 2042.
The Company has established valuation allowances of $6.6 billion and $5.8 billion at April 29, 2022 and April 30, 2021, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2022 is primarily related to the step up in tax basis for Swiss Cantonal purposes, the generation of certain net operating losses and the effects of currency fluctuations. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.2	(1.1)	0.5
Research and development credit	(1.3)	(2.3)	(2.1)
Puerto Rico excise tax	(1.1)	(2.0)	(1.5)
International	(11.2)	(12.6)	(10.0)
Stock based compensation	(0.8)	(0.8)	(1.5)
Interest on uncertain tax positions	0.5	0.9	1.3
Base erosion anti-abuse tax	0.9	0.5	2.6
Foreign derived intangible income benefit	(1.0)	(1.9)	(1.2)
Certain tax adjustments	(0.9)	(1.0)	(30.8)
Legal entity restructuring	—	1.8	—
U.S. tax on foreign earnings	2.2	3.4	2.8
Other, net	(0.2)	0.9	0.4
Effective tax rate	8.3%	6.8%	(18.5)%
During fiscal year 2022, the net benefit from certain tax adjustments of $50 million, recognized in income tax provision (benefit) in the consolidated statement of income, included the following:
•A benefit of $82 million associated with a step up in tax basis for Swiss Cantonal purposes.
•A benefit of $82 million related to a change in tax rates on intangible assets.
•A cost of $47 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A cost of $41 million associated with a change in the Company’s permanent reinvestment assertion on certain historical earnings.
•A net cost of $26 million primarily associated with an intercompany sale of assets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Currently, the Company’s operations in Puerto Rico, Singapore, Dominican Republic, Costa Rica, and China have various tax holidays and tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings by $248 million, $301 million, and $231 million in fiscal years 2022, 2021, and 2020, respectively, and diluted earnings per share by $0.18, $0.22, and $0.17, in fiscal years 2022, 2021, and 2020, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2023 and 2034. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. The tax incentive grants which expired during fiscal year 2022 did not have a material impact on the Company's consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $1.7 billion, $1.7 billion, and $1.9 billion of gross unrecognized tax benefits at April 29, 2022, April 30, 2021, and April 24, 2020, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2022, 2021, and 2020 is as follows:

	Fiscal Year
(in millions)	2022	2021	2020
Gross unrecognized tax benefits at beginning of fiscal year	$1,668	$1,862	$1,836
Gross increases:
Prior year tax positions	1	88	12
Current year tax positions	40	62	55
Gross decreases:
Prior year tax positions	(29)	(106)	(9)
Settlements	(8)	(216)	(5)
Statute of limitation lapses	(11)	(21)	(27)
Gross unrecognized tax benefits at end of fiscal year	1,661	1,668	1,862
Cash advance paid to taxing authorities	(859)	(859)	(859)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$802	$809	$1,003
If all of the Company’s unrecognized tax benefits at April 29, 2022, April 30, 2021, and April 24, 2020 were recognized, $1.6 billion, $1.6 billion, and $1.8 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $787 million as a noncurrent liability. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions excluding interest, could decrease by as much as $15 million, net as a result of statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in income tax provision (benefit) in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $117 million, $99 million, and $225 million of accrued gross interest and penalties at April 29, 2022, April 30, 2021, and April 24, 2020, respectively. During fiscal years 2022, 2021, and 2020, the Company recognized gross interest expense of $17 million, income of $44 million, and expense of $53 million, respectively, in income tax provision (benefit) in the consolidated statements of income.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	2005
Australia	2018
Brazil	2017
Canada	2013
China	2015
Costa Rica	2018
Dominican Republic	2019
France	2019
Germany	2014
India	2002
Ireland	2012
Israel	2010
Italy	2005
Japan	2018
Korea	2017
Luxembourg	2017
Mexico	2017
Puerto Rico	2011
Singapore	2016
Switzerland	2010
United Kingdom	2017
See Note 18 for additional information regarding the status of current tax audits and proceedings.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

14. Earnings Per Share
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
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2022	2021	2020
Numerator:
Net income attributable to ordinary shareholders	$5,039	$3,606	$4,789
Denominator:
Basic – weighted average shares outstanding	1,342.4	1,344.9	1,340.7
Effect of dilutive securities:
Employee stock options	6.6	6.6	7.2
Employee restricted stock units	1.6	2.1	2.8
Other	0.8	0.5	0.4
Diluted – weighted average shares outstanding	1,351.4	1,354.0	1,351.1

Basic earnings per share	$3.75	$2.68	$3.57
Diluted earnings per share	$3.73	$2.66	$3.54
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 5 million ordinary shares in fiscal year 2022 and 4 million ordinary shares in fiscal years 2021 and 2020 because their effect would have been anti-dilutive on the Company’s earnings per share.
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net expense related to these plans was $459 million, $668 million, and $467 million in fiscal years 2022, 2021, and 2020, respectively.
In the U.S., the Company maintains qualified pension plans designed to provide guaranteed minimum retirement benefits to all eligible U.S. participants. Pension coverage for non-U.S. employees is provided, to the extent deemed appropriate, through separate plans. In addition to the benefits provided under the qualified pension plan, retirement benefits associated with wages in excess of the IRS allowable limits are provided to certain employees under a non-qualified plan. U.S. and Puerto Rico employees are also eligible to receive a medical benefit component, in addition to normal retirement benefits, through the Company’s post-retirement benefits.
At April 29, 2022 and April 30, 2021, the funded status of the Company’s benefit plans was $74 million overfunded and $705 million underfunded, respectively.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2022	2021	2022	2021
Accumulated benefit obligation at end of year:	$3,396	$3,786	$1,638	$2,035
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,979	$3,723	$2,294	$2,024
Service cost	98	106	64	70
Interest cost	102	109	26	28
Employee contributions	—	—	12	12
Plan curtailments and settlements	—	—	(11)	(4)
Actuarial (gain) loss(1)	(513)	99	(394)	6
Benefits paid	(141)	(129)	(48)	(41)
Special termination benefits	—	73	—	—
Currency exchange rate changes and other	—	—	(203)	200
Projected benefit obligation at end of year	$3,526	$3,979	$1,740	$2,294
Change in plan assets:
Fair value of plan assets at beginning of year	$3,660	$2,982	$1,900	$1,404
Actual return on plan assets	15	715	(12)	232
Employer contributions	24	95	70	149
Employee contributions	—	—	12	12
Plan settlements	—	—	(1)	(4)
Benefits paid	(141)	(129)	(48)	(41)
Currency exchange rate changes and other	—	—	(188)	149
Fair value of plan assets at end of year	$3,559	$3,660	$1,732	$1,900
Funded status at end of year:
Fair value of plan assets	$3,559	$3,660	$1,732	$1,900
Benefit obligations	3,526	3,979	1,740	2,294
Over (under) funded status of the plans	33	(319)	(8)	(394)
Recognized asset (liability)	$33	$(319)	$(8)	$(394)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$313	$110	$240	$48
Current liabilities	(21)	(20)	(6)	(6)
Non-current liabilities	(259)	(408)	(242)	(436)
Recognized asset (liability)	$33	$(319)	$(8)	$(394)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost (credit)	$—	$—	$(4)	$(6)
Net actuarial loss	854	1,220	161	530
Ending balance	$854	$1,220	$157	$524
(1)Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). The actuarial gain in fiscal year 2022 was primarily related to increases in discount rates. The actuarial loss in fiscal year 2021 was primarily related to decreases in discount rates.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 29, 2022 and April 30, 2021. U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2022	2021
Accumulated benefit obligation	$830	$5,089
Projected benefit obligation	880	5,198
Plan assets at fair value	356	4,561
U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2022	2021
Projected benefit obligation	$907	$5,921
Plan assets at fair value	379	5,159
The net periodic benefit cost of the plans includes the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$98	$106	$106	$64	$70	$59
Interest cost	102	109	126	26	28	28
Expected return on plan assets	(226)	(242)	(225)	(64)	(59)	(58)
Amortization of prior service cost	—	1	1	(1)	(1)	(1)
Amortization of net actuarial loss	64	69	56	22	25	14
Settlement and curtailment (gain) loss	—	—	—	(10)	1	—
Special termination benefits	—	73	—	—	—	—
Net periodic benefit cost	$39	$116	$64	$37	$64	$42
The other changes in plan assets and projected benefit obligations recognized in other comprehensive income for fiscal year 2022 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial gain	$(303)	$(317)
Amortization of prior service credit	—	1
Amortization and settlement recognition of actuarial loss	(64)	(22)
Effect of exchange rates	—	(29)
Total recognized in other comprehensive income	(367)	(367)
Total recognized in net periodic benefit cost and other comprehensive income	$(328)	$(331)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2022	2021	2020	2022	2021	2020
Critical assumptions – projected benefit obligation:
Discount rate	4.23% - 4.48%	2.80% - 3.50%	3.10% - 3.70%	0.60% - 25.40%	0.30% - 13.30%	0.30% - 13.30%
Rate of compensation increase	4.83%	4.83%	3.90%	2.70%	2.90%	2.91%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	2.80% - 3.46%	3.10% - 3.70%	3.90% - 4.30%	0.25% - 12.80%	0.30% - 13.90%	0.40% - 13.90%
Discount rate – service cost	2.50% - 3.51%	2.60% - 3.90%	3.70% - 4.00%	0.24% - 12.80%	0.30% - 13.90%	0.40% - 13.90%
Discount rate – interest cost	2.08% - 2.87%	2.80% - 3.20%	3.50% - 4.30%	0.08% - 12.80%	0.30% - 13.90%	0.40% - 13.90%
Expected return on plan assets	5.60% - 7.40%	7.50%	7.90%	3.67%	3.78%	4.19%
Rate of compensation increase	3.90% - 4.83%	3.90%	3.90%	2.90%	2.91%	2.87%
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
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 29, 2022 for the plans are 41% equity securities, 33% debt securities, and 26% other.
The plans did not hold any investments in the Company’s ordinary shares at April 29, 2022 or April 30, 2021.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 29, 2022, compared to the U.S. plans actual asset allocations at April 29, 2022 and April 30, 2021 by asset category, are as follows:

U.S. Plans	Target Allocation	Actual Allocation
	April 29, 2022	April 29, 2022	April 30, 2021
Asset Category:
Equity securities	34%	36%	39%
Debt securities	51	45	32
Other	15	19	29
Total	100%	100%	100%
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
Partnership units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments may be redeemed monthly with notice periods ranging from 45 to 95 days. At April 29, 2022, there are no funds in the process of liquidation. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments at April 29, 2022 is $204 million, and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. At April 29, 2022, there are no real estate investments in the process of liquidation. Valuation procedures are utilized to arrive at fair value if a quoted market price is not available for a partnership investment.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 29, 2022 and April 30, 2021.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 29, 2022	Level 1	Level 2	Level 3
Short-term investments	$73	$73	$—	$—	$—
Mutual funds	125	125	—	—	—
Equity commingled trusts	1,281	—	—	—	1,281
Fixed income commingled trusts	1,069	—	—	—	1,069
Partnership units	1,011	—	—	1,011	—
	$3,559	$197	$—	$1,011	$2,350

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 30, 2021	Level 1	Level 2	Level 3
Short-term investments	$232	$232	$—	$—	$—
Mutual funds	99	99	—	—	—
Equity commingled trusts	1,420	—	—	—	1,420
Fixed income commingled trusts	1,050	—	—	—	1,050
Partnership units	860	—	—	860	—
	$3,660	$331	$—	$860	$2,470

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Partnership Units
April 24, 2020	$625
Total realized gains, net	8
Total unrealized gains, net	89
Purchases and sales, net	139
April 30, 2021	860
Total realized gains, net	28
Total unrealized gains, net	72
Purchases and sales, net	51
April 29, 2022	$1,011

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 29, 2022	Level 1	Level 2	Level 3
Registered investment companies	$1,689	$—	$—	$—	$1,689
Insurance contracts	43	—	—	43	—
	$1,732	$—	$—	$43	$1,689

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 30, 2021	Level 1	Level 2	Level 3
Registered investment companies	$1,850	$—	$—	$—	$1,850
Insurance contracts	49	—	—	49	—
	$1,900	$—	$—	$49	$1,850
Non-U.S. pension benefit assets that are valued using significant unobservable inputs (Level 3) was $43 million and $49 million as of April 29, 2022 and April 30, 2021, respectively. The decrease in the fair value of the assets was due to insurance contracts being sold.

There were no transfers into or out of Level 3 for both the U.S. and non-U.S. pension plans during the fiscal years ended April 29, 2022 and April 30, 2021.
Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2022, the Company made discretionary contributions of approximately $24 million to the U.S. pension plan. Internationally, the Company contributed approximately $70 million for pension benefits during fiscal year 2022. The Company anticipates that it will make contributions of $21 million and $52 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2023. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2023 contributions will be discretionary. The Company believes that pension assets, returns on invested pension assets, and Company contributions will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2023	$150	$61
2024	160	55
2025	172	59
2026	182	59
2027	193	65
2028 – 2032	1,110	367
Total	$1,966	$666
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $20 million, $6 million, and $15 million in fiscal years 2022, 2021, and 2020, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $276 million and $337 million at April 29, 2022 and April 30, 2021, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $325 million and $345 million at April 29, 2022 and April 30, 2021, respectively. The post-retirement benefit plan assets at both April 29, 2022 and April 30, 2021 primarily comprised of equity and fixed commingled trusts, consistent with the U.S. retirement benefit plan assets outlined in the fair value leveling tables above.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

and Company performance. Expense recognized under these plans was $403 million, $495 million, and $376 million in fiscal years 2022, 2021, and 2020, respectively.
Effective May 1, 2005, the Company froze participation in the original defined benefit pension plan in the U.S. and implemented two new plans: an additional defined benefit pension plan, the Personal Pension Account (PPA), and a new defined contribution plan, the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 but before January 1, 2016 had the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return, which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $48 million, $50 million, and $52 million in fiscal years 2022, 2021, and 2020, respectively.
Effective January 1, 2016, the Company froze participation in the existing defined benefit (PPA) and contribution (PIA) pension plans in the U.S. and implemented a new form of benefit under the existing defined contribution plan for legacy Covidien employees and employees in the U.S. hired on or after January 1, 2016 or rehired after July 1, 2020. Participants in the Medtronic Core Contribution (MCC) also receive an annual allocation of their salary and bonus and are allowed to determine how to invest their funds among identified fund alternatives. The defined contribution cost associated with the MCC was approximately $83 million, $73 million, and $66 million and in fiscal years 2022, 2021, and 2020, respectively.
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
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for fiscal year 2022, 2021, and 2020 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases were not material to the consolidated financial statements at April 29, 2022 or April 30, 2021 or for fiscal year 2022, 2021 and 2020. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at April 29, 2022 and April 30, 2021:

(in millions)	Balance Sheet Classification	April 29, 2022	April 30, 2021
Right-of-use assets	Other assets	$854	$998
Current liability	Other accrued expenses	167	186
Non-current liability	Other liabilities	703	829
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 29, 2022, April 30, 2021, and April 24, 2020:

	April 29, 2022	April 30, 2021	April 24, 2020
Weighted-average remaining lease term	7.3 Years	7.5 years	7.2 years
Weighted-average discount rate	2.0%	2.3%	3.0%
The following table summarizes the components of total operating lease cost for fiscal year 2022, 2021, and 2020:

	Fiscal Year
(in millions)	2022	2021	2020
Operating lease cost	$195	$216	$223
Short-term lease cost	65	35	46
Total operating lease cost	$260	$251	$269
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal year 2022, 2021, and 2020:

	Fiscal Year
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$174	$216	$221
Right-of-use assets obtained in exchange for operating lease liabilities	78	230	174

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the maturities of the Company's operating leases at April 29, 2022:

(in millions) Fiscal Year	Operating Leases
2023	$213
2024	164
2025	130
2026	103
2027	82
Thereafter	284
Total expected lease payments	976
Less: Imputed interest	(105)
Total lease liability	$871
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income and the related assets and lease maturities were not material to the consolidated financial statements at or for the fiscal year ended April 29, 2022 and April 30, 2021.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

17. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2019	$(45)	$(1,383)	$(169)	$(1,308)	$194	$(2,711)
Other comprehensive income (loss) before reclassifications	43	(827)	405	(596)	309	(666)
Reclassifications	2	—	—	52	(237)	(183)
Other comprehensive income (loss)	45	(827)	405	(544)	72	(849)
April 24, 2020	—	(2,210)	236	(1,852)	266	(3,560)
Other comprehensive income (loss) before reclassifications	92	1,691	(1,694)	432	(541)	(20)
Reclassifications	—	—	—	73	22	95
Other comprehensive income (loss)	92	1,691	(1,694)	505	(519)	75
April 30, 2021	92	(519)	(1,458)	(1,347)	(253)	(3,485)
Other comprehensive income (loss) before reclassifications	(304)	(2,080)	2,299	514	781	1,210
Reclassifications	3	—	—	60	(54)	9
Other comprehensive income (loss)	(301)	(2,080)	2,299	574	727	1,219
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2022, 2021, and 2020 was a benefit of $51 million, an expense of $31 million and a benefit of $13 million, respectively. During fiscal years 2022, 2021, and 2020, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $1 million, $2 million and $3 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 5 for additional information.
During fiscal years 2022, 2021, and 2020, the income tax on cumulative translation adjustment was a benefit of $8 million, an expense of $7 million, and a benefit of $9 million, respectively.
During fiscal years 2022, 2021, and 2020, there were no tax impacts on net investment hedges. Refer to Note 7 for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2022, 2021, and 2020 resulted in an expense of $134 million and $115 million, and a benefit of $159 million, respectively. During fiscal years 2022, 2021, and 2020, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $20 million, $16 million, and $12 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 15 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2022, 2021, and 2020 was an expense of $152 million, a benefit of $87 million, and an expense of $88 million, respectively. Amounts reclassified from AOCI related to cash flow hedges included income taxes of $26 million, $14 million, and $80 million for fiscal years 2022, 2021, and 2020, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net or cost of products sold. Refer to Note 7 for additional information.
18. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions.
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. During fiscal years 2022, 2021, and 2020, the Company recognized $95 million, $118 million, and $313 million, respectively, of additional certain litigation charges. At April 29, 2022 and April 30, 2021, total accrued litigation charges were approximately $0.3 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of June 1, 2022, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts alleging personal injury from hernia mesh products sold by those subsidiaries. The majority of the pending cases are in Massachusetts state court, where they have been consolidated before a single judge. As of June 6, 2022, subsidiaries of the Company have been named as defendants in lawsuits filed on behalf of approximately 5,900 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. On June 6, 2022, the Judicial Panel on Multidistrict Litigation transferred 83 actions involving the Company’s hernia mesh to a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts for pretrial proceedings. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Environmental Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006. The Tax Court generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit regarding the Tax Court opinion. Oral argument for the Appeal occurred in March 2018. The Court of Appeals issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings. The Tax Court trial relating to the issues remanded by the Court of Appeals concluded during June 2021. The parties are awaiting the Tax Court decision, which will remain subject to appeal by either party upon its issuance.
The IRS has issued its audit reports on Medtronic, Inc. for fiscal years 2007 through 2016. Medtronic, Inc. and the IRS have reached agreement on all significant issues except for the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court matter for fiscal years 2005 and 2006.
Medtronic, Inc.’s fiscal years 2017, 2018, and 2019 U.S. federal income tax returns are currently being audited by the IRS.
Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on its U.S. federal income tax returns through fiscal year 2018.
Although it is not possible to predict the outcome for most of the income tax matters discussed above, the Company believes it is possible that charges associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Refer to Note 13 for additional discussion of income taxes.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
19. Segment and Geographic Information
There were no changes to the reportable segments during the fiscal year ended April 29, 2022. The Company's four principal operating and reportable segments are as follows: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit.
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
Segment disclosures are on a performance basis, consistent with internal management reporting. Net sales of the Company's segments include end-customer revenues from the sale of products the segment develops, manufactures, and distributes. Refer to Note 2 for discussion on net sales by segment. There are certain corporate and centralized expenses that are not allocated to the segments. The Company's management evaluates the performance of the segments and allocates resources based on net sales and segment operating profit. Segment operating profit represents income before income taxes, excluding interest expense, amortization of intangible assets, centralized distribution costs, non-operating income or expense items, certain corporate charges, and other items not allocated to the segments.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The accounting policies of the segments are the same as those described in Note 1. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
Segment Operating Profit

	Fiscal Year
(in millions)	2022	2021	2020
Cardiovascular	$4,512	$3,850	$3,719
Medical Surgical	3,572	3,021	3,044
Neuroscience	3,765	3,162	2,915
Diabetes	583	598	546
Segment operating profit	12,432	10,632	10,224
Interest expense	(553)	(925)	(1,092)
Other non-operating income, net	318	336	356
Amortization of intangible assets	(1,733)	(1,783)	(1,756)
Corporate	(1,724)	(1,577)	(1,239)
Centralized distribution costs	(1,752)	(1,877)	(1,420)
Restructuring and associated costs	(335)	(617)	(441)
Acquisition-related items	43	15	(66)
Certain litigation charges	(95)	(118)	(313)
Impairment charges	—	(76)	—
MCS impairment / costs	(881)	—	—
IPR&D charges	(101)	(31)	(25)
Exit of businesses	—	—	(52)
Debt tender premium and other charges	—	—	7
Medical device regulations	(102)	(83)	(48)
Contribution to Medtronic Foundation	—	—	(80)
Income before income taxes	$5,517	$3,895	$4,055
Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 29, 2022	April 30, 2021	2022	2021	2020
Cardiovascular	$14,490	$15,027	$214	$212	$210
Medical Surgical	36,940	39,319	200	195	194
Neuroscience	16,917	17,151	265	236	233
Diabetes	3,797	3,671	67	53	38
Segments	72,144	75,168	746	696	675
Corporate	18,837	17,915	228	223	232
Total	$90,981	$93,083	$974	$919	$907

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.
The following table presents net sales for fiscal years 2022, 2021, and 2020, and property, plant, and equipment, net at April 29, 2022 and April 30, 2021 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2022	2021	2020	April 29, 2022	April 30, 2021
Ireland	$101	$100	$85	$177	$170

United States	16,135	15,526	14,919	3,821	3,688
Rest of world	15,450	14,491	13,909	1,415	1,363
Total other countries, excluding Ireland	31,585	30,017	28,828	5,236	5,051
Total	$31,686	$30,117	$28,913	$5,413	$5,221
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2022, 2021, or 2020.
20. Subsequent Events
On May 25, 2022, the Company and DaVita Inc. (“DaVita”) entered into a definitive agreement with the intent to form a new, independent kidney care-focused medical device company (“NewCo”) with equal equity ownership. The transaction is expected to close in calendar year 2023, subject to customary regulatory approvals and closing conditions. Medtronic is contributing its entire Renal Care Solutions business (“RCS”) to NewCo. RCS is part of the Respiratory, Gastrointestinal, and Renal division in the Company’s Medical Surgical portfolio, and had revenue of $325 million in fiscal year 2022.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 29, 2022. The effectiveness of the Company's internal control over financial reporting as of April 29, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 29, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impacts to its internal controls over financial reporting despite the COVID-19 pandemic.
Item 9B. Other Information
As reported in our Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2022, Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first three quarters of fiscal year 2022, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first three quarters of fiscal year 2022, in the normal course of business and consistent with the OFAC authorizations as in effect at the time, Medtronic Russia filed a total of nine notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. Medtronic did not engage in these activities during the fourth quarter of fiscal year 2022. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2022 definitive proxy statement, which will be filed no later than 120 days after April 29, 2022.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Corporate Governance — Committees of the Board and Meetings,” and “Share Ownership Information — Delinquent Section 16(a) Report” in the Company's Proxy Statement for our 2022 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2022, are incorporated herein by reference.
Set forth below are the names and ages of our Executive Officers of Medtronic, as well as information regarding their positions with Medtronic, their periods of service in these capacities, and their business experiences. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.
The following table shows the name, age, and position as of April 29, 2022 of each of our Executive Officers:

Name	Age	Position with the Company
Geoffrey S. Martha	52	Chairman and Chief Executive Officer
Ivan K. Fong	60	Executive Vice President, General Counsel and Corporate Secretary of the Company
Karen L. Parkhill	56	Executive Vice President and Chief Financial Officer
Carol A. Surface	56	Executive Vice President and Chief Human Resources Officer
Robert ten Hoedt	61	Executive Vice President and President, EMEA Region, President, APAC Region
Robert J. White	59	Executive Vice President and President, Medical Surgical Portfolio
John Liddicoat, M.D.	58	Executive Vice President and President, Americas Region
Sean Salmon	57	Executive Vice President and President, Diabetes Operating Unit, President, Cardiovascular Portfolio
Brett Wall	57	Executive Vice President and President, Neuroscience Portfolio
Geoffrey S. Martha, age 52, is Chairman of the Board of Directors and Chief Executive Officer of Medtronic. Geoff assumed the role of CEO on April 27, 2020 and became Chairman of the Board on December 11, 2020. Prior to his role as Chairman and CEO, he served as President of Medtronic from November 2019 through April 2020 and joined the Board of Directors in November 2019. Previously, Mr. Martha served as Executive Vice President and President, Restorative Therapies Group, a role he held since August 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Ivan K. Fong, age 60, has been Executive Vice President, General Counsel and Corporate Secretary of the Company since February 2022. Prior to that, he held several leadership positions at 3M Company from 2012 to 2022, including Executive Vice President, Chief Legal and Policy Officer and Secretary. Prior to joining 3M Company, Mr. Fong served as General Counsel of the U.S. Department of Homeland Security from 2009 to 2012. Prior to his role with the U.S. Government, he was Chief Legal Officer and Secretary for Cardinal Health, Inc from 2005 to 2009. Mr. Fong currently serves on the Board of Cboe Global Markets.
Karen L. Parkhill, age 56, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011. Ms. Parkhill is also a current member of the Board of Directors for American Express.
Carol A. Surface, age 56, has been Executive Vice President and Chief Human Resources Officer of the Company since January 2015 and of Medtronic, Inc. since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.

Robert ten Hoedt, age 61, has been Executive Vice President and President, EMEA Region of the Company since January 2015 and of Medtronic, Inc. since May 2014, as well as President, APAC Region starting March 2022. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
Robert J. White, age 59, is Executive Vice President and President, Medical Surgical Portfolio. Since 2017, Mr. White has served as Executive Vice President and Group President of the Minimally Invasive Therapies Group of Medtronic. Prior to that, he was Senior Vice President and President, Asia Pacific from January 2015 to December 2017. He had served as President, Emerging Markets, President, Respiratory and Monitoring Solutions and Vice President and General Manager of Patient Monitoring at Covidien. He also held various leadership positions at GE Healthcare and IBM. Mr. White is also a current member of the Board of Directors of Smith & Nephew plc.
John Liddicoat, M.D., age 58, was named Executive Vice President and President, Americas Region in September 2018. Dr. Liddicoat joined Medtronic in 2006 as Vice President of Atrial Fibrillation Technologies. In December of 2006, Dr. Liddicoat was named Vice President and General Manager of the Structural Heart Disease Business. Beginning in August 2014, Dr. Liddicoat served as Senior Vice President and President, Cardiac Rhythm and Heart Failure.
Sean Salmon, age 57, has been Executive Vice President and Group President, Diabetes Group of the company since October 2019, and also assumed the role of Executive Vice President and President, Cardiovascular Portfolio in January 2021. Mr. Salmon previously served as Senior Vice President and President of Coronary and Structural Heart Business within the Cardiac and Vascular Group of the Company beginning in July 2014. Mr. Salmon is a seasoned leader who has been with Medtronic since 2004 and spent the past 16 years in increasingly senior levels of management. Prior to joining Medtronic, Mr. Salmon worked at CR Bard and Johnson & Johnson.
Brett Wall, age 57, is Executive Vice President and President of Medtronic’s Neuroscience Portfolio. Mr. Wall previously served as Senior Vice President and President of the Brain Therapies division of Medtronic within the Restorative Therapies Group from March 2016 to November 2019. Prior to that, Mr. Wall served as SVP and President of Medtronic’s Neurovascular business. Prior to joining Medtronic, he served as Covidien’s SVP and President of Neurovascular as well as Senior Vice President and President of the International Vascular Therapies business for Covidien. Mr. Wall also served as Senior Vice President and President, International at ev3, Inc. From 2000 to 2008, Brett held various marketing and sales positions with ev3, Inc. and Micro Therapeutics, Inc. Mr. Wall has also worked at Boston Scientific as Director of Marketing, Cardiovascular, Asia Pacifica and Marketing Manager, Japan, from September 1995 to September 2000.
Item 11. Executive Compensation
The sections entitled “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” and “Executive Compensation” in Medtronic's Proxy Statement for the Company's 2022 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2022, are incorporated herein by reference. The section entitled “Compensation Committee Report” in Medtronic's Proxy Statement for the Company's 2022 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2022, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in Medtronic's Proxy Statement for the Company's 2022 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2022, are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters” in Medtronic's Proxy Statement for the Company's 2022 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2022, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees” in Medtronic's Proxy Statement for the Company's 2022 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 29, 2022, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 29, 2022, April 30, 2021, and April 24, 2020.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal year ended April 29, 2022	$241	$58	$—		$(69)	(a)	$230
Fiscal year ended April 30, 2021	208	128	—		(95)	(a)	241
Fiscal year ended April 24, 2020	190	99	—		(81)	(a)	208

Inventory reserve:
Fiscal year ended April 29, 2022	$629	$156	$—		$(157)	(b)	$628
Fiscal year ended April 30, 2021	544	483	—		(398)	(b)	629
Fiscal year ended April 24, 2020	521	282	—		(259)	(b)	544

Deferred tax valuation allowance:
Fiscal year ended April 29, 2022	$5,822	$884	$(19)	(e)	$(103)	(d)	$6,583

Fiscal year ended April 30, 2021	5,482	342	170	(e)	(172)	(d)	5,822

Fiscal year ended April 24, 2020	6,300	119	(6)	(c)	(744)	(d)	5,482
					(187)	(e)

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

10.76
Amendment No. 3 and Extension Agreement to the Amended and Restated Credit Agreement, dated as of December 13, 2021, by and among Medtronic Global Holdings S.C.A., certain subsidiaries of Medtronic plc from time to time party thereto, Medtronic, Inc., Medtronic plc, the lenders from time to time party thereto and Bank of America N.A., as administrative agent. (incorporated by reference to Exhibit 10.01 to Medtronic plc’s Current Report on Form 8-K, filed on December 14, 2021, File No. 001-36820).

*10.77
Medtronic Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2017) (Conformed through the Amendment generally effective as of January 1, 2022) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.78
2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.79
Performance Share Unit Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.80
Non-Qualified Stock Option Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.81
Restricted Stock Unit Award Agreement for awards vesting 100% on the third anniversary of the grant date - 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.82
Restricted Stock Unit Award Agreement for awards vesting ratably on the first, second, third, and fourth anniversary of the grant date - 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

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

Medtronic plc

Dated: June 23, 2022	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Medtronic plc

Dated: June 23, 2022	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 23, 2022	By:	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 23, 2022	By:	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors

Richard H. Anderson*
Craig Arnold*
Scott C. Donnelly*
Andrea J. Goldsmith, PH.D.*
Randall J. Hogan,*
Kevin E. Lofton*
Geoffrey S. Martha
Elizabeth G. Nabel, M.D.*
Denise M. O’Leary*
Kendall J. Powell*
*Ivan K. Fong, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 23, 2022	By:	/s/ Ivan K. Fong
Ivan K. Fong