Form 10-Q
period 2022-07-29
Medtronic plc
filed 2022-09-01
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 29, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of August 29, 2022, 1,329,153,289 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 29, 2022	July 30, 2021
Net sales	$7,371	$7,987
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,516	2,598
Research and development expense	692	750
Selling, general, and administrative expense	2,567	2,547
Amortization of intangible assets	423	436
Restructuring charges, net	14	11
Certain litigation charges, net	—	26
Other operating expense, net	35	760
Operating profit	1,125	859
Other non-operating income, net	(83)	(111)
Interest expense	164	137
Income before income taxes	1,044	833
Income tax provision	112	64
Net income	931	769
Net income attributable to noncontrolling interests	(2)	(6)
Net income attributable to Medtronic	$929	$763
Basic earnings per share	$0.70	$0.57
Diluted earnings per share	$0.70	$0.56
Basic weighted average shares outstanding	1,329.4	1,344.5
Diluted weighted average shares outstanding	1,334.5	1,356.4

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Net income	$931	$769

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investment securities	(16)	12
Translation adjustment	(884)	(355)
Net investment hedge	1,002	424
Net change in retirement obligations	1	19
Unrealized gain on cash flow hedges	220	174
Other comprehensive income	324	274
Comprehensive income including noncontrolling interests	1,255	1,043
Comprehensive income attributable to noncontrolling interests	—	(4)
Comprehensive income attributable to Medtronic	$1,255	$1,039

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 29, 2022	April 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,140	$3,714
Investments	6,733	6,859
Accounts receivable, less allowances and credit losses of $219 and $230, respectively	5,308	5,551
Inventories, net	4,809	4,616
Other current assets	3,145	2,318
Total current assets	22,135	23,059
Property, plant, and equipment	13,323	13,365
Accumulated depreciation	(8,043)	(7,952)
Property, plant, and equipment, net	5,281	5,413
Goodwill	40,324	40,502
Other intangible assets, net	15,775	15,595
Tax assets	3,311	3,403
Other assets	3,088	3,008
Total assets	$89,914	$90,981
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$5,729	$3,742
Accounts payable	2,180	2,276
Accrued compensation	1,773	2,121
Accrued income taxes	549	704
Other accrued expenses	3,816	3,551
Total current liabilities	14,049	12,394
Long-term debt	17,481	20,372
Accrued compensation and retirement benefits	1,102	1,113
Accrued income taxes	2,102	2,087
Deferred tax liabilities	899	884
Other liabilities	1,440	1,410
Total liabilities	37,071	38,260
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,329,276,973 and 1,330,743,395 shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,335	24,566
Retained earnings	30,276	30,250
Accumulated other comprehensive loss	(1,939)	(2,265)
Total shareholders’ equity	52,672	52,551
Noncontrolling interests	170	171
Total equity	52,843	52,722
Total liabilities and equity	$89,914	$90,981
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	929	—	929	2	931
Other comprehensive income (loss)	—	—	—	—	326	326	(2)	324
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(903)	—	(903)	—	(903)
Issuance of shares under stock purchase and award plans	2	—	41	—	—	41	—	41
Repurchase of ordinary shares	(3)	—	(333)	—	—	(333)	—	(333)
Stock-based compensation	—	—	62	—	—	62	—	62
July 29, 2022	1,329	$—	$24,335	$30,276	$(1,939)	$52,672	$170	$52,843

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 29, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	763	—	763	6	769
Other comprehensive income (loss)	—	—	—	—	276	276	(2)	274
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(846)	—	(846)	—	(846)
Issuance of shares under stock purchase and award plans	2	—	107	—	—	107	—	107
Repurchase of ordinary shares	(2)	—	(311)	—	—	(311)	—	(311)
Stock-based compensation	—	—	69	—	—	69	—	69
July 30, 2021	1,345	$—	$26,184	$28,511	$(3,209)	$51,486	$178	$51,664

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Operating Activities:
Net income	$931	$769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	668	671
Provision for credit losses	15	15
Deferred income taxes	(18)	(11)
Stock-based compensation	62	69
Loss on debt extinguishment	53	—
MCS asset impairment and inventory write-down	—	515
Other, net	121	116
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	89	(40)
Inventories, net	(380)	(75)
Accounts payable and accrued liabilities	(147)	(416)
Other operating assets and liabilities	(311)	(321)
Net cash provided by operating activities	1,083	1,292
Investing Activities:
Acquisitions, net of cash acquired	(1,191)	—
Additions to property, plant, and equipment	(426)	(378)
Purchases of investments	(1,884)	(2,654)
Sales and maturities of investments	1,886	2,324
Other investing activities, net	30	(76)
Net cash used in investing activities	(1,585)	(784)
Financing Activities:
Proceeds from short-term borrowings (maturities greater than 90 days)	2,284	—
Payments on long-term debt	(2,311)	(1)
Dividends to shareholders	(903)	(846)
Issuance of ordinary shares	43	111
Repurchase of ordinary shares	(336)	(315)
Other financing activities	273	(4)
Net cash used in financing activities	(950)	(1,055)
Effect of exchange rate changes on cash and cash equivalents	(122)	(42)
Net change in cash and cash equivalents	(1,574)	(589)
Cash and cash equivalents at beginning of period	3,714	3,593
Cash and cash equivalents at end of period	$2,140	$3,004

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$260	$249
Interest	68	63
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
The COVID-19 pandemic ("COVID-19" or the "pandemic") has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain uncertain and unpredictable. While there was not a material impact to the Company’s consolidated financial statements as of and for the three months ended July 29, 2022, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2022. The Company’s fiscal years 2023, 2022, and 2021 will end or ended on April 28, 2023, April 29, 2022, and April 30, 2021, respectively. Fiscal year 2021 was a 53-week year.
2. New Accounting Pronouncements
Recently Adopted
For the three months ended July 29, 2022, there were no newly adopted accounting pronouncements that had a material impact to our consolidated financial statements. As of July 29, 2022, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three months ended July 29, 2022 and July 30, 2021:

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Cardiac Rhythm & Heart Failure	$1,393	$1,483
Structural Heart & Aortic	741	787
Coronary & Peripheral Vascular	579	620
Cardiovascular	2,713	2,890
Surgical Innovations	1,338	1,554
Respiratory, Gastrointestinal, & Renal	664	768
Medical Surgical	2,001	2,322
Cranial & Spinal Technologies	1,043	1,123
Specialty Therapies	667	641
Neuromodulation	405	440
Neuroscience	2,115	2,204
Diabetes	541	572
Total	$7,371	$7,987

The table below illustrates net sales by market geography for each segment for the three months ended July 29, 2022 and July 30, 2021:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Cardiovascular	$1,298	$1,420	$892	$1,003	$523	$467
Medical Surgical	843	990	767	869	392	463
Neuroscience	1,419	1,446	407	465	290	293
Diabetes	206	245	264	263	72	63
Total	$3,766	$4,101	$2,328	$2,601	$1,276	$1,286
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At July 29, 2022, $955 million of rebates were classified as other accrued expenses, and $576 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 29, 2022, $981 million of rebates were classified as other accrued expenses, and $548 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.
Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at July 29, 2022 and April 29, 2022 was $391 million and $399 million, respectively. At July 29, 2022 and April 29, 2022, $302 million and $305 million was included in other accrued expenses, respectively, and $90 million and $94 million was included in other liabilities, respectively. During the three months ended July 29, 2022, the Company recognized $87 million of revenue that was included in deferred revenue as of April 29, 2022.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 29, 2022, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $801 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

4. Acquisitions and Assets and Liabilities Held for Sale
During the three months ended July 29, 2022, the Company had acquisitions that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three months ended July 29, 2022. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. For the three months ended July 29, 2022 and July 30, 2021, purchase price allocation adjustments were not significant.
Fiscal Year 2023
Intersect ENT
On May 13, 2022, the Company acquired Intersect ENT, a global ear, nose, and throat (ENT) medical technology leader. The acquisition expands the Neuroscience segment portfolio of products used during ENT procedures, and combined with the Company's navigation, powered instruments, and existing tissue health products, will offer a broader suite of solutions to assist surgeons treating patients who suffer from chronic rhinosinusitis (CRS). Total consideration, net of cash acquired, for the transaction, in which the Company acquired all outstanding shares of Intersect ENT for $28.25 per share, was $1.2 billion consisting of $1.1 billion of cash and $98 million previously held investments in Intersect ENT. Based upon a preliminary acquisition valuation, the Company acquired $615 million of goodwill, $635 million of technology-based intangible assets, $35 million of customer-related intangible assets, and $13 million of tradenames with estimated useful lives of 20 years. The goodwill is not deductible for tax purposes.
Revenue and net loss attributable to Intersect ENT since the date of acquisition as well as costs incurred in connection with the acquisition included in the consolidated statements of income were not significant for the three months ended July 29, 2022.
The acquisition date fair values of the assets acquired and liabilities assumed were as follows:

(in millions)	Intersect ENT
Cash and cash equivalents	$39
Inventory	32
Goodwill	615
Other intangible assets	683
Other assets	40
Total assets acquired	1,408

Current liabilities	63
Deferred tax liabilities	51
Other liabilities	18
Total liabilities assumed	131
Net assets acquired	$1,277

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Other acquisitions
For acquisitions other than Intersect ENT, the acquisition date fair value of net assets acquired during the three months ended July 29, 2022 was $123 million. Based upon preliminary valuations, assets acquired were primarily comprised of $66 million of goodwill and $57 million of technology-based intangible assets with estimated useful lives of 16 years. The goodwill is deductible for tax purposes. The Company recognized $73 million of contingent consideration liabilities in connection with these acquisitions during the three months ended July 29, 2022, which are comprised of revenue and regulatory milestone-based payments.
Subsequent Acquisitions
Subsequent to July 29, 2022, on August 30, 2022 the Company acquired Affera, Inc. (Affera) a privately-held manufacturer of cardiac mapping and navigation systems and catheter-based cardiac ablation technologies. The acquisition expands the Cardiovascular segment portfolio of advanced cardiac ablation products and accessories to include its first cardiac mapping and navigation platform to meet physician needs within a growing patient population. Total consideration for the transaction is up to $1.0 billion, including up to $250 million of undiscounted contingent consideration related to certain technical and regulatory milestones. The transaction will be accounted for as a business combination using the acquisition method of accounting. This requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.
Due to the limited amount of time since the acquisition date and the significant limitations on access to Affera information prior to the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill. We will include such disclosures in our Form 10-Q for the quarter ending October 28, 2022.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. During the three months ended July 29, 2022, IPR&D acquired in connection with asset acquisitions of technology not yet approved by regulators was not significant. During the three months ended July 30, 2021, the Company acquired $90 million of IPR&D in connection with asset acquisitions of technology not yet approved by regulators, which was recognized in research and development expense in the consolidated statements of income.
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
The fair value of contingent consideration at July 29, 2022 and April 29, 2022 was $193 million and $119 million, respectively. At July 29, 2022, $64 million was recorded in other accrued expenses, and $129 million was recorded in other liabilities in the consolidated balance sheet. At April 29, 2022, $35 million was recorded in other accrued expenses, and $84 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Beginning balance	$119	$270
Purchase price contingent consideration	73	—
Purchase price allocation adjustments	—	25
Payments	—	(11)
Change in fair value	2	10
Ending balance	$193	$294

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	July 29, 2022	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$143	Discount rate	11.2% - 27.2%	15.0%
		Projected fiscal year of payment	2023 - 2027	2025
Product development and other milestone-based payments	$50	Discount rate	5.5%	5.5%
		Projected fiscal year of payment	2023 - 2024	2023
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
Assets and Liabilities Held for Sale
On May 25, 2022, the Company and DaVita Inc. (“DaVita”) entered into a definitive agreement for the Company to sell half of its Renal Care Solutions (RCS) business. This sale is part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“NewCo”) with equal equity ownership. As a result of entering into the definitive agreement, the RCS business met the criteria to be classified as held for sale on the date the agreement was entered into. The transaction is expected to close in calendar year 2023, subject to customary regulatory approvals and closing conditions. RCS is part of the Company’s Medical Surgical portfolio. The Company recorded a non-cash pre-tax impairment of $67 million, primarily related to goodwill, in the three months ending July 29, 2022 recognized in other operating expense, net in the consolidated statements of income. Refer to Note 10 to the consolidated financial statements for additional information on the goodwill impairment.
The following table presents information related to the assets and liabilities that were classified as held for sale in our consolidated balance sheet:

(in millions)	July 29, 2022
Inventories, net	$119
Property, plant, and equipment, net	141
Goodwill	147
Other intangible assets, net	114
Other	48
Total assets held for sale (1)	$568

Total liabilities held for sale (1)(2)	$38
(1) Total assets held for sale and total liabilities held for sale are reported in other current assets and other accrued expenses, respectively in the consolidated balance sheets.
(2) No separate class of liability classified as held for sale was individually significant enough for separate disclosure.
There were no assets or liabilities classified as held for sale at April 29, 2022. The Company determined that the agreement to sell half of the RCS business does not meet the criteria to be classified as discontinued operations.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

5. Restructuring and Other Costs
Enterprise Excellence
In the third quarter of fiscal year 2018, the Company announced its Enterprise Excellence restructuring program. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2022.

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
For the three months ended July 29, 2022, the Company recognized net charges of $40 million, of which $19 million was recognized within cost of products sold and $28 million was recognized within selling, general, and administrative expense in the consolidated statements of income. For the three months ended July 30, 2021, the Company recognized net charges of $74 million, of which $33 million were recognized within cost of products sold and $30 million were recognized within selling, general, and administrative expense in the consolidated statements of income.
Simplification
In the first quarter of fiscal year 2021, the Company initiated the Simplification restructuring program. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2022.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $385 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $450 million of exit and disposal costs and other costs related to the Simplification program by the end of fiscal year 2023. The remaining charges are costs associated with the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges are recognized within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income.
For the three months ended July 29, 2022, the Company recognized net charges of $36 million of which $13 million were recognized within selling, general, and administrative expense in the consolidated statements of income. For the three months ended July 30, 2021, the Company recognized net charges of $7 million which were all recognized within selling, general, and administrative expense in the consolidated statements of income.
The following table summarizes the activity related to the restructuring programs above for the three months ended July 29, 2022:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 29, 2022	$81	$27	$1	$110
Charges	23	61	1	85
Cash payments	(26)	(75)	(1)	(103)
Accrual adjustments(2)	(9)	—	—	(9)
July 29, 2022	$69	$13	$1	$83
(1) Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2) Accrual adjustments relate to certain employees identified for termination finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Mechanical Circulatory Support (MCS)
In June 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. In connection with this decision, the Company recorded charges of $726 million (MCS charges) within the Cardiovascular segment during the three months ended July 30, 2021, including $58 million recognized in costs of products sold and $668 million recognized within other operating expense, net in the consolidated statement of income. The charges included $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $211 million for commitments and obligations associated with the decision, which included charges for patient support obligations, restructuring, and other associated costs. During the fourth quarter of fiscal year 2022, the Company recorded additional charges of $155 million within other operating expense, net primarily related to incremental commitments and obligations associated with the exit of the business. As of July 29, 2022, accruals were recorded in the consolidated balance sheet for these obligations, with $81 million reflected in other accrued expenses and $136 million recorded in other liabilities. Medtronic remains committed to serving the needs of the approximately 3,200 patients currently implanted with the HVAD system.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 29, 2022 and April 29, 2022:

	July 29, 2022
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$532	$1	$(13)	$520	$520	$—
Level 2:
Corporate debt securities	4,339	4	(156)	4,186	4,186	—
U.S. government and agency securities	928	—	(37)	891	891	—
Mortgage-backed securities	573	—	(38)	535	535	—
Non-U.S. government and agency securities	17	—	—	17	17	—
Certificates of deposit	10	—	—	10	10	—
Other asset-backed securities	595	—	(22)	574	574	—
Total Level 2	6,462	4	(253)	6,213	6,213	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,030	$5	$(269)	$6,767	$6,733	$33

	April 29, 2022
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$533	$1	$(15)	$518	$518	$—
Level 2:
Corporate debt securities	4,457	4	(140)	4,321	4,321	—
U.S. government and agency securities	910	—	(41)	869	869	—
Mortgage-backed securities	592	—	(35)	558	558	—
Non-U.S. government and agency securities	17	—	—	17	17	—
Certificates of deposit	20	—	—	20	20	—
Other asset-backed securities	567	—	(11)	556	556	—
Total Level 2	6,563	4	(227)	6,341	6,341	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,131	$5	$(245)	$6,893	$6,859	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 29, 2022 and April 29, 2022:

	July 29, 2022
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$243	$(2)	$3,044	$(155)
U.S. government and agency securities	—	—	942	(50)
Mortgage-backed securities	—	—	521	(38)
Other asset-backed securities	—	—	532	(22)
Auction rate securities	—	—	33	(3)
Total	$243	$(2)	$5,072	$(267)

	April 29, 2022
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$222	$(1)	$2,993	$(139)
U.S. government and agency securities	—	—	945	(56)
Mortgage-backed securities	—	—	507	(35)
Other asset-backed securities	—	—	526	(11)
Auction rate securities	—	—	33	(3)
Total	$222	$(1)	$5,004	$(244)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended July 29, 2022 and July 30, 2021. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Proceeds from sales	$1,864	$2,272
Gross realized gains	1	4
Gross realized losses	(9)	(2)
The July 29, 2022 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 29, 2022
Due in one year or less	$1,378
Due after one year through five years	3,597
Due after five years through ten years	1,102
Due after ten years	690
Total	$6,767

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
The following table summarizes the Company's equity and other investments at July 29, 2022 and April 29, 2022, which are classified as other assets in the consolidated balance sheets:

(in millions)	July 29, 2022	April 29, 2022
Investments with readily determinable fair value (marketable equity securities)	$26	$64
Investments without readily determinable fair values	770	732
Equity method and other investments	84	85
Total equity and other investments	$880	$881
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Proceeds from sales	$21	$52
Gross gains	15	58
Gross losses	(4)	(5)
Impairment losses recognized	(7)	(10)
During the three months ended July 29, 2022, there were $8 million of net unrealized gains on equity securities and other investments still held at July 29, 2022. During the three months ended July 30, 2021, there were $15 million of net unrealized gains on equity securities and other investments still held at July 30, 2021.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. No commercial paper was outstanding at July 29, 2022 and April 29, 2022. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At July 29, 2022 and April 29, 2022, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 29, 2022	April 29, 2022
Current debt obligations	2023 - 2024	$5,729	$3,742

Long-term debt
3.500 percent ten-year 2015 senior notes	2025	—	1,890
0.250 percent six-year 2019 senior notes	2026	1,012	1,064
0.000 percent five-year 2020 senior notes	2026	1,012	1,064
1.125 percent eight-year 2019 senior notes	2027	1,518	1,596
3.350 percent ten-year 2019 senior notes	2027	—	368
0.375 percent eight-year 2020 senior notes	2029	1,012	1,064
1.625 percent twelve-year 2019 senior notes	2031	1,012	1,064
1.000 percent twelve-year 2019 senior notes	2032	1,012	1,064
0.750 percent twelve-year 2020 senior notes	2033	1,012	1,064
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,012	1,064
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,012	1,064
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,012	1,064
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,012	1,064
1.625 percent thirty-year 2020 senior notes	2051	1,012	1,064
Finance lease obligations	2023 - 2036	58	56
Deferred financing costs	2023 - 2051	(101)	(109)
Debt discount, net	2023 - 2051	(40)	(52)
Long-term debt		$17,481	$20,372
Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Senior Notes.
Term Loan Agreements
On May 2, 2022, Medtronic Luxco entered into a term loan agreement (Fiscal 2023 Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Fiscal 2023 Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion with a term of 364 days. Borrowings under the Fiscal 2023 Loan Agreement bear interest at the TIBOR Rate (as defined in the Fiscal 2023 Loan Agreement) plus a margin of 0.40% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the Fiscal 2023 Loan Agreement. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc.'s 3.500% Senior Notes due 2025 for $1.9 billion of total consideration, and $368 million of Medtronic Luxco's 3.350% Senior Notes due 2027 for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million in the quarter ended

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

July 29, 2022, which primarily includes cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss is recognized in interest expense in the consolidated statements of income.
Financial Instruments Not Measured at Fair Value
At July 29, 2022, the estimated fair value of the Company’s Senior Notes was $20.1 billion compared to a principal value of $21.1 billion. At April 29, 2022, the estimated fair value was $22.9 billion compared to a principal value of $24.2 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $17.7 billion and $13.8 billion at July 29, 2022 and April 29, 2022, respectively.
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
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at July 29, 2022 and April 29, 2022 was $5.1 billion and $4.9 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at July 29, 2022 and April 29, 2022 was $212 million and $226 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating or financing activities, depending on the nature of the underlying hedged item, in the consolidated statements of cash flows.
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 29, 2022 and April 29, 2022 was $8.1 billion and $8.8 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating expense, net or cost of products sold in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings in the current period. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows.
At July 29, 2022 and April 29, 2022, the Company had $694 million and $474 million in after-tax net unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $510 million of after-tax net unrealized gains at July 29, 2022 will be recognized in the consolidated statements of income over the next 12 months.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Net Investment Hedges
The Company has designated Euro-denominated and Yen-denominated debt as net investment hedges of certain of its European and Japanese operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At July 29, 2022, the Company had €16.0 billion, or $16.2 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, and ¥297 billion, or $2.2 billion, of outstanding Yen-denominated debt designated as a hedge of its net investment in certain of its Japanese operations. The Euro-denominated debt will mature in fiscal years 2023 through 2051, and the Yen-denominated debt will mature in fiscal year 2024.
The Company may also use derivative instruments to hedge the currency risk associated with its net investment in foreign operations. Foreign currency forward contracts may be used on a standalone basis or in combination with option collars. At July 29, 2022, the Company had foreign currency contracts with a notional value of €4.5 billion, or $4.6 billion, hedging a portion of its net investment in certain of its European operations. The foreign exchange contracts mature in fiscal years 2024 and 2025.
For instruments that are designated and qualify as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense on a straight-line basis over the term of the hedge. During the three months ended July 29, 2022, the Company recognized $21 million in after-tax unrealized gains representing excluded components in interest expense. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows.
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three months ended July 29, 2022 and July 30, 2021 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss		(Gain) Loss Reclassified into Income

	Three months ended		Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Cash flow hedges
Currency exchange rate contracts	$(342)	$(164)	$(137)	$19	Other operating expense, net
Currency exchange rate contracts	(34)	4	18	11	Cost of products sold
Net investment hedges
Non-derivative instruments	(945)	(424)	—	—	N/A
Currency exchange rate contracts	(57)	—	—	—	N/A
Total	$(1,378)	$(584)	$(120)	$30
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three months ended July 29, 2022 and July 30, 2021 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 29, 2022	July 30, 2021
Derivatives not designated as hedging instruments
Currency exchange rate contracts	$26	$(17)	Other operating expense, net
Total return swaps	(1)	(13)	Other operating expense, net
Total	$25	$(30)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 29, 2022 and April 29, 2022. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	July 29, 2022	April 29, 2022	Balance Sheet Classification	July 29, 2022	April 29, 2022	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$621	$481	Other current assets	$24	$43	Other accrued expenses
Currency exchange rate contracts	268	168	Other assets	8	16	Other liabilities
Total derivatives designated as hedging instruments	889	649		33	60
Derivatives not designated as hedging instruments
Currency exchange rate contracts	18	46	Other current assets	20	49	Other accrued expenses
Total return swaps	—	—	Other current assets	9	20	Other accrued expenses
Total derivatives not designated as hedging instruments	18	46		29	69
Total derivatives	$907	$695		$61	$129
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 29, 2022		April 29, 2022
(in millions)	Derivative assets	Derivative Liabilities	Derivative assets	Derivative Liabilities
Level 1	$907	$53	$695	$109
Level 2	—	9	—	20
Total	$907	$61	$695	$129
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

	July 29, 2022
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$907	$(42)	$(531)	$335
Derivative liabilities:
Currency exchange rate contracts	(53)	42	—	(11)
Total return swaps	(9)	—	—	(9)
	(61)	42	—	(20)
Total	$845	$—	$(531)	$315

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	April 29, 2022
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$695	$(109)	$(254)	$332
Derivative liabilities:
Currency exchange rate contracts	(109)	109	—	—
Total return swaps	(20)	—	—	(20)
	(129)	109	—	(20)
Total	$566	$—	$(254)	$312
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	July 29, 2022	April 29, 2022
Finished goods	$3,145	$3,070
Work in-process	739	682
Raw materials	926	864
Total	$4,809	$4,616
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 29, 2022	$7,160	$19,957	$11,132	$2,254	$40,502
Goodwill as a result of acquisitions	66	—	615	—	680
Purchase accounting adjustments	(10)	—	—	—	(10)
Transfer to held for sale	—	(208)	—	—	(208)
Currency translation and other	(49)	(507)	(83)	(1)	(640)
July 29, 2022	$7,166	$19,242	$11,664	$2,253	$40,324
As a result of the agreement with DaVita, as disclosed in Note 4 to the consolidated financial statements, the Company allocated $208 million of goodwill to the RCS business that met the criteria to be classified as held for sale. Upon allocation, a goodwill impairment test was performed for the RCS business, and the Company recognized $61 million of goodwill impairment during the three months ended July 29, 2022. The goodwill impairment charges are recognized in other operating expense, net in the consolidated statements of income. The Company did not recognize any goodwill impairments during the three months ended July 30, 2021.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 29, 2022		April 29, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,927	$(7,238)	$16,953	$(7,005)
Purchased technology and patents	11,311	(5,758)	10,802	(5,667)
Trademarks and tradenames	485	(268)	473	(266)
Other	97	(65)	80	(69)
Total	$28,820	$(13,328)	$28,308	$(13,006)
Indefinite-lived:
IPR&D	$283	$—	$293	$—
The Company did not recognize any definite-lived intangible asset charges during the three months ended July 29, 2022. During the three months ended July 30, 2021 the Company recognized $409 million of definite-lived intangible asset charges in connection with MCS within the Cardiovascular Portfolio. Refer to Note 5 to the consolidated financial statements for additional information on what led to the impairment. Intangible asset impairment charges are recognized in other operating expense, net in the consolidated statements of income.

The Company did not recognize any indefinite-lived intangible asset impairments during the three months ended July 29, 2022 and July 30, 2021. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 29, 2022 and July 30, 2021 was $423 million and $436 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 29, 2022, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2023	$1,261
2024	1,649
2025	1,627
2026	1,613
2027	1,589
2028	1,539
11. Income Taxes
The Company's effective tax rate for the three months ended July 29, 2022 was 10.7%, as compared to 7.7% for the three months ended July 30, 2021. The increase in our effective tax rate for the three months ended July 29, 2022, was primarily due to the tax impact of MCS charges in the three months ended July 30, 2021, partially offset by a $39 million charge in the three months ended July 30, 2021 related to a change in the Company's permanent reinvestment assertion on certain historical earnings. The increase was also partially offset by a $25 million benefit in the three months ended July 29, 2022 related to a valuation allowance release associated with certain carryover attributes due to the anticipated RCS transaction, as discussed in Note 4 to the consolidated financial statements.
At both July 29, 2022 and April 29, 2022, the Company's gross unrecognized tax benefits were $1.7 billion. In addition, the Company had accrued gross interest and penalties of $123 million at July 29, 2022. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.6 billion would impact the Company’s effective tax rate. At July 29, 2022 and April 29, 2022, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $889 million and $802 million, respectively. The increase in the Company's gross unrecognized tax benefits, net of cash advance, was primarily due to the decrease in advance payments available to offset unrecognized tax benefits. The

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
Subsequent to the quarter close on July 29, 2022, on August 18, 2022 the U.S. Tax Court (Tax Court) issued its opinion on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006 (Opinion). While the Opinion rejected the IRS’s position and the Tax Court determined the methodology advanced by Medtronic was appropriate for purposes of determining the intercompany royalty rate between Puerto Rico and the U.S., it determined that the royalty rate should be higher, thereby increasing income allocated to the U.S. and consequently subject to U.S. tax. This case relates only to fiscal years 2005 and 2006. The Opinion remains subject to finalization by the Tax Court and to appeal by either or both parties. At this time, the Company is evaluating the impact of the Opinion and whether the Company will appeal. If the Opinion is finalized as is, without appeal by either party, the Company anticipates the findings will likely be applied for all years following fiscal year 2006. Under this potential scenario, the Company has currently estimated a potential income tax charge, including interest, of up to $2.0 billion.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 29, 2022	July 30, 2021
Numerator:
Net income attributable to ordinary shareholders	$929	$763
Denominator:
Basic – weighted average shares outstanding	1,329.4	1,344.5
Effect of dilutive securities:
Employee stock options	2.7	8.5
Employee restricted stock units	1.3	2.3
Employee performance share units	1.1	1.0
Diluted – weighted average shares outstanding	1,334.5	1,356.4
Basic earnings per share	$0.70	$0.57
Diluted earnings per share	$0.70	$0.56
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 14 million and 1 million ordinary shares for the three months ended July 29, 2022 and July 30, 2021, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three months ended July 29, 2022 and July 30, 2021:

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Stock options	$12	$10
Restricted stock	27	41
Performance share units	12	6
Employee stock purchase plan	11	11
Total stock-based compensation expense	$62	$69

Cost of products sold	$6	$7
Research and development expense	7	8
Selling, general, and administrative expense	49	55
Total stock-based compensation expense	62	69
Income tax benefits	(11)	(11)
Total stock-based compensation expense, net of tax	$51	$58
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 29, 2022 and July 30, 2021:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Service cost	$19	$25	$12	$16
Interest cost	36	26	10	7
Expected return on plan assets	(56)	(57)	(16)	(16)
Amortization of net actuarial loss	5	16	1	5
Net periodic benefit cost	$4	$10	$7	$12
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in AOCI, net of tax, and by component:

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
Other comprehensive income (loss) before reclassifications	(22)	(881)	1,002	3	312	414
Reclassifications	6	—	—	(2)	(91)	(87)
Other comprehensive income (loss)	(16)	(881)	1,002	1	220	326
July 29, 2022	$(225)	$(3,480)	$1,843	$(772)	$694	$(1,939)

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 30, 2021	$92	$(519)	$(1,458)	$(1,347)	$(253)	$(3,485)
Other comprehensive income (loss) before reclassifications	14	(353)	424	1	144	230
Reclassifications	(2)	—	—	18	30	46
Other comprehensive income (loss)	12	(353)	424	19	174	276
July 30, 2021	$104	$(872)	$(1,034)	$(1,328)	$(79)	$(3,209)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the three months ended July 29, 2022 and July 30, 2021 was a benefit of $9 million and an expense of $2 million, respectively. During the three months ended July 29, 2022, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $2 million. During the three months ended July 30, 2021, there was no income tax on realized gains and losses on investment securities reclassified from AOCI. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the three months ended July 29, 2022, the income tax on cumulative translation adjustment was a benefit of $3 million. During the three months ended July 30, 2021, there was no income tax on cumulative translation adjustment.
During the three months ended July 29, 2022 and July 30, 2021, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the three months ended July 29, 2022 and July 30, 2021, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax expense of $1 million. During the three months ended July 29, 2022 and July 30, 2021, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $6 million and $2 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the three months ended July 29, 2022 and July 30, 2021 was an expense of $64 million and $16 million, respectively. During the three months ended July 29, 2022 and July 30, 2021, gains and losses on cash flow hedges reclassified from AOCI included income taxes of $22 million and were reduced by income taxes of $1 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net or cost of products sold, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense. Refer to Note 8 to the consolidated financial statements for additional information.
16. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. The Company recognized no certain litigation charges during the three months ended July 29, 2022, whereas the Company recognized $26 million of certain litigation charges during the three months ended July 30, 2021. At July 29, 2022 and April 29, 2022, accrued litigation was approximately $0.3 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of August 3, 2022, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of August 10, 2022, subsidiaries of the Company have been named as defendants in lawsuits filed on behalf of approximately 6,050 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 5,600 plaintiffs have filed lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 350 plaintiffs have filed lawsuits in a coordinated action in Minnesota state court, and there are approximately 90 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006 whereby it generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit regarding the Tax Court opinion. Oral argument for the Appeal occurred in March 2018. The Court of Appeals issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings, which it concluded in June 2021. The Tax Court issued its opinion on August 18, 2022, and it remains subject to appeal by either or both parties. At this time, the Company is evaluating the impact of the opinion and whether the Company will appeal.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2022. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
There were no changes to the reportable segments during the quarter ended July 29, 2022. The Company's four principal operating and reportable segments are as follows: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Cardiovascular	$956	$1,161
Medical Surgical	642	914
Neuroscience	815	962
Diabetes	77	133
Segment operating profit	2,490	3,170
Interest expense	(164)	(137)
Other non-operating income, net	83	111
Amortization of intangible assets	(423)	(436)
Corporate	(414)	(449)
Centralized distribution costs	(311)	(464)
Restructuring and associated costs	(76)	(81)
Acquisition-related items	(35)	(19)
Certain litigation charges, net	—	(26)
RCS impairments / costs	(74)	—
MCS impairments / costs	—	(726)
IPR&D charges	—	(90)
Medical device regulations	(32)	(21)
Income before income taxes	$1,044	$833
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 29, 2022 and July 30, 2021 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Ireland	$23	$26

United States	3,766	4,101
Rest of world	3,582	3,860
Total other countries, excluding Ireland	7,348	7,961
Total	$7,371	$7,987

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 29, 2022. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 29, 2022. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The global healthcare system is continuing to respond to the challenge posed by the COVID-19 pandemic ("COVID-19" or the "pandemic"). Several of our businesses continued to be affected by the pandemic, including the most recent COVID-19 lockdowns in China which began in late March and continued through the end of May, and the impacts of healthcare system staffing shortages on procedural volumes. In addition to the impacts of the pandemic, certain businesses continue to be impacted by supply chain disruptions that began during the fourth quarter of fiscal year 2022. We cannot predict with confidence the duration and severity of the pandemic and its impact on global procedure volumes. We expect medical procedure rates may continue to vary by therapy and country and to be impacted by regional COVID-19 case volumes, vaccine and booster immunization rates, and new COVID-19 variants. Additionally, we cannot predict the impact further healthcare system staffing shortages will have on procedural volumes, and the continued impact supply chain disruptions will have on the business.

The following is a summary of revenue and diluted earnings per share for the three months ended July 29, 2022 and July 30, 2021, and operating cash flow for the three months ended July 29, 2022 and July 30, 2021:

REVENUE

(in billions)

$7.4
$8.0
July 29, 2022
July 30, 2021

$7.4B
GAAP

Revenue decreased due to the impact of supply chain shortages and certain procedural volume declines as a result of COVID-19 infections and hospital staffing shortages in certain geographies.

DILUTED EPS

GAAP
Non-GAAP
$0.70
$1.13
$0.56
$1.36
July 29, 2022
July 30, 2021

$0.70
GAAP

Diluted EPS increased $0.14 or 25% primarily due to the decrease in other operating expense driven by the MCS charges in the prior year, and a decrease in R&D expense partially offset by a decrease in net sales and increased cost of products sold as a percentage of net sales (see non-GAAP section).

$1.13
Non-GAAP

Non-GAAP Diluted EPS decreased $0.23 or 17% primarily due to the decrease in net sales and increased cost of products sold as a percentage of sales driven by higher costs in relation to freight and increased manufacturing variances, partially offset by a decrease in R&D expense.

OPERATING CASH FLOW

(in billions)

$1.1
$1.3
July 29, 2022
July 30, 2021

$1.1B
GAAP

Operating cash flow decreased $209 million primarily driven by a decrease in cash collected from customers as a result of the decline in revenue, partially offset by a decrease in cash paid to employees due to lower annual incentive payouts for prior year performance versus the comparative period.

GAAP to Non-GAAP Reconciliations
Starting with the quarter ended April 29, 2022, the Company no longer adjusts non-GAAP financial measures for certain license payments for, or acquisitions of, technology not approved by regulators due to recent industry guidance from the U.S. Securities and Exchange Commission. Historical non-GAAP financial measures presented in this quarterly report have been recast for comparability.
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 29, 2022 and July 30, 2021:

	Three months ended July 29, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,044	$112	$929	$0.70	10.7%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	76	16	60	0.04	21.1
Acquisition-related items (2)	35	6	29	0.02	17.1
(Gain)/loss on minority investments (3)	(4)	—	(4)	—	—
Medical device regulations (4)	32	6	26	0.02	18.8
Amortization of intangible assets	423	65	359	0.27	15.4
RCS impairments / costs (5)	74	1	73	0.05	1.4
Debt redemption premium and other charges (6)	53	11	42	0.03	20.8
Certain tax adjustments, net (7)	—	13	(13)	(0.01)	—
Non-GAAP	$1,734	$230	$1,502	$1.13	13.3%

	Three months ended July 30, 2021
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$833	$64	$763	$0.56	7.7%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	81	17	65	0.05	21.0
Acquisition-related items (2)	19	1	17	0.01	5.3
Certain litigation charges	26	5	21	0.02	19.2
(Gain)/loss on minority investments (3)	(31)	—	(29)	(0.02)	—
Medical device regulations (4)	21	4	17	0.01	19.0
Amortization of intangible assets	436	69	366	0.27	15.8
MCS impairment / costs (8)	726	162	564	0.42	22.3
Certain tax adjustments, net (9)	—	(53)	53	0.04	—
Non-GAAP	$2,111	$269	$1,838	$1.36	12.7%
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
(4)The charges represent incremental costs of complying with the new European Union (E.U.) medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs, which are limited to a specific time period.
(5)The charges predominantly include non-cash pre-tax impairments, primarily related to goodwill, as a result of the anticipated sale of half of the Company's Renal Care Solutions (RCS) business related to the May 25, 2022 agreement with DaVita Inc.
(6)The charges relate to the early redemption of approximately $2.3 billion of senior notes and were recorded within interest expense within the consolidated statements of income.
(7)The net benefit is due to a valuation allowance release associated with certain carryover attributes as a result of the anticipated RCS transaction listed above in (5) partially offset by the amortization of previously established deferred tax assets from intercompany intellectual property transactions.

(8)The charges relate to the Company’s June 2021 decision to stop the distribution and sale of the Medtronic HVAD System within the Mechanical Circulatory Support Operating Unit (MCS). The charges included $515 million of non-cash impairments, primarily related to $409 million of intangible asset impairments, as well as $211 million for commitments and obligations in connection with the decision, including customer support obligations, restructuring, and other associated costs. Medtronic is committed to serving the needs of the approximately 3,200 patients currently implanted with the HVAD System.
(9)The charges are associated with a change in the company’s permanently reinvestment assertion on certain historical earnings and the amortization on previously established deferred tax assets from intercompany intellectual property transactions.
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

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Net cash provided by operating activities	$1,083	$1,292
Additions to property, plant, and equipment	(426)	(378)
Free cash flow	$657	$914
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for the three months ended July 29, 2022 and July 30, 2021:

The table below illustrates net sales by segment and division for the three months ended July 29, 2022 and July 30, 2021:

	Three months ended
(in millions)	July 29, 2022	July 30, 2021	% Change
Cardiac Rhythm & Heart Failure	$1,393	$1,483	(6)%
Structural Heart & Aortic	741	787	(6)
Coronary & Peripheral Vascular	579	620	(7)
Cardiovascular	2,713	2,890	(6)
Surgical Innovations	1,338	1,554	(14)
Respiratory, Gastrointestinal, & Renal	664	768	(14)
Medical Surgical	2,001	2,322	(14)
Cranial & Spinal Technologies	1,043	1,123	(7)
Specialty Therapies	667	641	4
Neuromodulation	405	440	(8)
Neuroscience	2,115	2,204	(4)
Diabetes	541	572	(5)
Total	$7,371	$7,987	(8)%
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended July 29, 2022 and July 30, 2021:

The table below includes net sales by market geography for each of our segments for the three months ended July 29, 2022 and July 30, 2021:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	July 29, 2022	July 30, 2021	% Change	July 29, 2022	July 30, 2021	% Change	July 29, 2022	July 30, 2021	% Change
Cardiovascular	$1,298	$1,420	(9)%	$892	$1,003	(11)%	$523	$467	12%
Medical Surgical	843	990	(15)	767	869	(12)	392	463	(15)
Neuroscience	1,419	1,446	(2)	407	465	(12)	290	293	(1)
Diabetes	206	245	(16)	264	263	—	72	63	14
Total	$3,766	$4,101	(8)%	$2,328	$2,601	(10)%	$1,276	$1,286	(1)%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The decline in net sales for three months ended July 29, 2022, as compared to the corresponding period in the prior fiscal year, was driven primarily by the impact of supply chain challenges in certain businesses. For the three months ended July 29, 2022, currency had an unfavorable impact on emerging markets and non-U.S. developed markets of $35 million and $315 million, respectively.
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
•National and provincial tender pricing for certain products, particularly in China;
•The uncertain and uneven impact of COVID-19 on future procedural volumes, supply constraints including certain electronic components and semiconductors, healthcare staffing, worker absenteeism with our customers, suppliers, and in our own operations and field teams, and resulting impacts on demand for our products and therapies; and
•The potential impact that sanctions and other measures being imposed in response to the Russia-Ukraine conflict could have on revenue and supply chain. The financial impact of the conflict in the first quarter of fiscal year 2023, including on accounts receivable and inventory reserves, was not material and for the three months ended July 29, 2022, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three months ended July 29, 2022 were $2.7 billion, which represents a decrease of 6 percent compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact of $138 million on net sales for the three months ended July 29, 2022. The net sales decrease for the three months ended July 29, 2022 was primarily due to supply chain challenges in certain businesses.

The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended July 29, 2022 and July 30, 2021:

Cardiac Rhythm & Heart Failure (CRHF) net sales for the three months ended July 29, 2022 decreased 6 percent as compared to the corresponding period in the prior fiscal year. The decrease was led by Cardiac Rhythm Management due to supply constraints within Defibrillation Solutions. The decrease was partially offset by increases in Cardiac Pacing Therapies and Procedure Innovations, due to continued adoption of Micra AV and TYRX antibacterial envelopes, respectively. Cardiac Ablation Solutions net sales for the three months ended July 29, 2022 also decreased due to COVID lockdowns as well as hospital staffing shortages in markets outside the U.S.

Structural Heart & Aortic (SHA) net sales for the three months ended July 29, 2022 decreased 6 percent as compared to the corresponding period in the prior fiscal year. The decrease was led by transcatheter aortic valve replacement (TAVR) performance as a result of strong sales in the comparative period, the impact from a FCA, and supply shortages of contrast. Aortic also contributed to the decrease caused by supply chain challenges and FCAs issued in prior fiscal years.

Coronary & Peripheral Vascular (CPV) net sales for the three months ended July 29, 2022 decreased 7 percent as compared to the corresponding period in the prior fiscal year. The decrease was led by Coronary and Renal Denervation with market procedural volumes remaining below pre-COVID levels in several major markets and headwinds related to U.S. hospital contrast shortages early in the quarter. Peripheral Vascular Health also experienced a decrease in net sales for the three months ended July 29, 2022 due to competitors re-entering the market and supply chain challenges.
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
•Continued acceptance and expansion of the LINQ II cardiac monitor. Supply for the LINQ II cardiac monitor is improving as we continue to ramp our wafer scale manufacturing. During the third quarter of fiscal year 2022, we launched two AccuRhythm AI algorithms on the LINQ II platform to significantly reduce false positive alerts for Atrial Fibrillation and Pause while retaining sensitivity for true positive detection and reduce clinic workload and burden. AccuRhythm AI launched in Europe during the first quarter of fiscal year 2023.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices.
•Continued growth of Arctic Front cryoablation for treatment of atrial fibrillation.
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
•Pressure from competitors re-entering the market contributing to the decline in the Abre venous self-expanding stent system. Abre is designed for the unique challenges of venous disease. It offers easy deployment and delivers demonstrated endurance, to give patients freedom of movement.
•Our voluntary recall of the Valiant Navion Thoracic Stent Graft System and our ability to ramp production of our previous generation product, the Valiant Captivia Thoracic Stent Graft System. We are currently ramping production of the Valiant Captivia Thoracic Stent Graft System and plan to reach full production capacity in the second quarter of fiscal year 2023.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but not limited to, the Symplicity Spyral Multi-Electrode Renal Denervation Catheter, Pulse Field Ablation, a novel energy source that is non-thermal and Aurora Extravascular ICD.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three months ended July 29, 2022 were $2.0 billion, a decrease of 14 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact of $115 million on net sales for the three months ended July 29, 2022. The net sales decrease for the three months ended July 29, 2022 was primarily driven by supply chain disruptions, the recent COVID-19 lockdowns and provincial volume-based procurement (VBP) stapling tenders in China, and a decline in ventilator sales due to the high COVID-19 demand in the corresponding period in the prior year.

The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended July 29, 2022 and July 30, 2021:
Surgical Innovations (SI) net sales for the three months ended July 29, 2022 decreased 14 percent, as compared to the corresponding period in the prior fiscal year. The decrease was led by Advanced Surgical instruments, driven by global supply chain challenges, including resins, semiconductors, and packaging trays, which impacted energy and stapling products, and recent COVID-19 lockdowns in China.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for the three months ended July 29, 2022 decreased 14 percent as compared to the corresponding period in the prior fiscal year. The decrease was largely due to declines in ventilator demand when compared to the corresponding period in the prior year as demand dropped below pre-pandemic levels as expected.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Medical Surgical could be affected by the following:
•Acceptance and continued growth of Open-to-MIS (minimally invasive surgery) techniques and tools through our efforts to transition open surgery to MIS. Open-to-MIS initiative focuses on capturing the market opportunity that exists in transitioning open procedures to MIS, whether through traditional MIS, advanced instrumentation, or robotics. Through our approach, in parallel, we also expand our presence and optimize open surgery in current open surgery markets.
•Continued global acceptance and future growth of powered stapling and energy platform.
•Our ability to execute ongoing strategies addressing the competitive pressure of reprocessing vessel sealing disposables and growth of our surgical soft tissue robotics procedures in the U.S.
•Our ability to create markets and drive products and procedures into emerging markets with our high quality and cost-effective surgical products designed for customers in emerging markets. An example is our ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.
•Continued elevation of the standard of care for respiratory compromise, leveraging our market leading MicroStream capnography technology.
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

•Acceptance of less invasive standards of care in Gastrointestinal and Hepatology products, including GI Diagnostic and Therapeutic product lines. Recently launched products include the PillCam COLON capsule endoscopy, the Barrx platform through ablation with the Barrx 360 Express catheter, Endoflip imaging systems, Bravo Calibration-free reflux testing, and the Emprint ablation system with Thermosphere Technology.
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
•Expanding the use of less invasive treatments and furthering our commitment to improving options for women with abnormal uterine bleeding. Our expanded and strengthened surgical offerings complement our global gynecology business.
•Global adoption of robotic-assisted surgery and installations of Hugo robotic assisted surgery (RAS) system for urologic, bariatric, gynecologic, and general surgery procedures. This includes continued integration and adoption of Touch Surgery Enterprise with the first artificial intelligence powered surgical videos and analytics platform to make it easier to train and discover new techniques within the robotics platform. The Hugo RAS system, which received CE Mark in October 2021, as well as secured additional regulatory approvals outside the U.S., is designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per procedure cost.
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
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on the treatment of overactive bladder, urinary retention, fecal incontinence, as well as products to treat ear, nose, and throat (ENT), and therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three months ended July 29, 2022 was $2.1 billion, a decrease of 4 percent, compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact of $64 million on net sales for the three months ended July 29, 2022. The net sales decrease for the three months ended July 29, 2022, was primarily due to supply chain challenges in certain businesses, prolonged purchasing timelines for large capital, and reduced Spinal sales in China in advance of potential national VBP tenders and COVID-19 lockdowns.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended July 29, 2022 and July 30, 2021:
Cranial and Spinal Technologies (CST) net sales for the three months ended July 29, 2022 decreased 7 percent, as compared to the corresponding period in the prior fiscal year. Neurosurgery experienced decreases in large capital sales of StealthStation Navigation, and Spine and Cranial Robotics from prolonged customer purchasing timelines. Additionally, Biologics saw decreases in customer ordering patterns when compared to the corresponding period in the prior year.
Specialty Therapies (Specialty) net sales for the three months ended July 29, 2022 increased 4 percent, as compared to the corresponding period in the prior fiscal year. The increase was driven by growth in Neurovascular led by hemorrhagic and ischemic stroke, flow diversion and access delivery products. ENT growth for the three months ended July 29, 2022, including benefit from the recent May 2022 acquisition of Intersect ENT, partially offset by declines driven by supply chain disruptions in disposables. For the three months ended July 29, 2022, Pelvic Health experienced net sales declines due to recent competitive launches.
Neuromodulation (NM) net sales for the three months ended July 29, 2022 decreased 8 percent, as compared to the corresponding period in the prior fiscal year. For the three months ended July 29, 2022, declines were largely due to healthcare staffing challenges impacting spinal cord stimulation implant volumes, continued supply chain challenges in interventional, and difficult year-over-year comparisons in targeted drug delivery due to backlog recovery in the prior year comparative period.
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
•Strengthening our position in the ear, nose and throat market as a result of the May 2022 acquisition of Intersect ENT, a global ear, nose and throat (ENT) medical technology leader. The acquisition expands Neuroscience's portfolio of products used during ENT procedures and, combined with the Company's navigation, powered instruments, and existing tissue health products, will offer a broader suite of solutions to assist surgeons treating patients who suffer from chronic rhinosinusitis (CRS).
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our closed-loop Percept PC and RC devices with adaptive DBS (aDBS) within Neuromodulation, as well as our hemorrhagic stroke intravascular device within Specialty Therapies, and our next-generation spine enabling technologies within CST.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, consumables, and smart insulin pen systems. Diabetes' net sales for the three months ended July 29, 2022 were $541 million, a decrease of 5 percent as compared to the corresponding period in the prior fiscal year. Currency had an unfavorable impact of $33 million on net sales for the three months ended July 29, 2022. Diabetes' net sales were impacted by international growth in integrated CGM with offsetting declines in the durable pump business worldwide.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Continued patient demand for the MiniMed 770G insulin pump system, which is powered by SmartGuard technology and features the added benefits of smartphone connectivity and an expanded age indication to children as young as age two.
•Continued acceptance and growth internationally for the MiniMed 780G insulin pump system. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates.
•Continued acceptance and growth of the Guardian Connect CGM system, which displays glucose information directly to a smartphone to help ensure patients have access to their glucose levels seamlessly and discretely. The Guardian Connect CGM system is available on both Apple iOS and Android devices.
•Market acceptance and growth of our InPen smart pen system, which allows users to have their Medtronic CGM readings in real-time alongside insulin dose information, all in one view.

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
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three months ended July 29, 2022 and July 30, 2021:
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three months ended July 29, 2022 was $2.5 billion, as compared to $2.6 billion for the corresponding period in the prior fiscal year. The increase in cost of products sold as a percentage of net sales was primarily attributable to increased freight, largely due to higher fuel costs and expedited shipments for backorders as a result of certain supply chain challenges, as well as increased labor and direct material manufacturing costs, predominantly due to inflationary pressures and supply chain challenges. The three months ended July 30, 2021 included $58 million of inventory write-downs associated with our June 2021 decision to stop the distribution and sale of Medtronic's HVAD System (MCS charges). Looking forward, our cost of products sold likely will be further negatively impacted by inflation, supply chain challenges, and higher labor and direct material costs.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve patient needs to improve care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three months ended July 29, 2022 was $692 million, as compared to $750 million for the corresponding period in the prior fiscal year. The three months ended July 30, 2021 included $90 million of acquisitions of, and license payments for, technology not yet approved by regulators, primarily in our Diabetes segment.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses. Selling, general, and administrative expense for the three months ended July 29, 2022 was $2.6 billion, as compared to $2.5 billion for the corresponding period in the prior fiscal year. The increase in selling, general, and administrative expense as a percentage of net sales was primarily driven by net sales declines and increased employee travel as compared to the corresponding period in the prior year when travel was limited.

The following is a summary of other costs and expenses (income):

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Amortization of intangible assets	$423	$436
Restructuring charges, net	14	11
Certain litigation charges, net	—	26
Other operating expense, net	35	760
Other non-operating income, net	(83)	(111)
Interest expense	164	137
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net
Enterprise Excellence
In the third quarter of fiscal year 2018, we announced a multi-year global Enterprise Excellence Program designed to drive long-term business growth and sustainable efficiency. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2022.

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

For the three months ended July 29, 2022, we recognized net charges of $40 million associated with our Enterprise Excellence Program. Net charges for the three months ended July 29, 2022 included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $19 million recognized within cost of products sold and $28 million recognized within selling, general, and administrative expense in the consolidated statements of income. Charges recognized within restructuring charges, net for the period were not significant.

For the three months ended July 30, 2021, we recognized net charges of $74 million associated with our Enterprise Excellence Program, including $11 million recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Net charges for the three months ended July 30, 2021 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $33 million recognized within cost of products sold, and $30 million recognized within selling, general and administrative expense in the consolidated statements of income.

Simplification

In the first quarter of fiscal year 2021, we initiated our Simplification restructuring program, designed to make the Company a more nimble and competitive organization. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2022.
Since inception, the Company has incurred pre-tax exit and disposal costs and other costs, across all segments, of $385 million in connection with the Simplification program. In total, the Company estimates it will recognize approximately $450 million of exit and disposal costs and other costs related to the Simplification program, the majority of which are expected to be incurred by the end of this fiscal year.
For the three months ended July 29, 2022, we recognized net charges of $36 million including $21 million recognized within restructuring charges, net in the consolidated statements of income primarily comprised of employee termination benefits. Net charges for the three months ended July 29, 2022 also included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses, including $13 million recognized within selling, general and administrative expense in the consolidated statements of income.

For the three months ended July 30, 2021, we recognized net charges of $7 million which included costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses. These charges were recognized within selling, general and administrative expense in the consolidated statements of income.
For additional information about our restructuring programs, refer to Note 5 to the current period's consolidated financial statements.
Certain Litigation Charges, Net We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. For additional information, refer to Note 16 in the current period's consolidated financial statements.
Other Operating Expense, Net Other operating expense, net primarily includes royalty income and expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, MCS charges, impairment charges, and income from funded research and development arrangements.
For the three months ended July 29, 2022, the change in other operating expense, net was primarily driven by MCS charges recorded during three months ended July 30, 2021. The charges of $668 million primarily included $409 million of intangible asset impairments and $211 million for commitments and obligations, including customer support obligations, restructuring, and other associated costs. Additionally, the change is driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net gain of $81 million combined for the three months ended July 29, 2022 as compared to a net loss of $33 million for the corresponding period in the prior year. During the three months ended July 29, 2022, the Company also recorded non-cash pre-tax impairments of $67 million, primarily related to goodwill, as a result of the anticipated sale of half of the Company's RCS business, related to the May 25, 2022 agreement with DaVita Inc.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three months ended July 29, 2022, the decrease in other non-operating income, net is primarily attributable to reduced gains on our equity method and minority investment portfolios partially offset by an increase in interest income. Gains on equity method and minority investments were $4 million and $43 million for the three months ended July 29, 2022 and July 30, 2021, respectively. Interest income was $55 million and $43 million for the three months ended July 29, 2022 and July 30, 2021, respectively.
Interest Expense Interest expense includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of amounts excluded from the effectiveness assessment of certain net investment hedges, and charges recognized in connection with the early redemption of senior notes. The increase in interest expense was primarily due to the $53 million charge incurred as a result of the early redemption of approximately $2.3 billion of senior notes during the three months ended July 29, 2022.
INCOME TAXES

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Income tax provision	$112	$64
Income before income taxes	1,044	833
Effective tax rate	10.7%	7.7%

Non-GAAP income tax provision	$230	$269
Non-GAAP income before income taxes	1,734	2,111
Non-GAAP Nominal Tax Rate	13.3%	12.7%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	2.6%	5.0%
Our effective tax rate for the three months ended July 29, 2022 was 10.7%, as compared to 7.7% for the three months ended July 30, 2021. The increase in our effective tax rate was primarily due to the tax impact of MCS charges in the three months ended July 30, 2021, partially offset by a $39 million charge in the three months ended July 30, 2021 related to a change in the Company’s permanent reinvestment assertion on certain historical earnings. The increase was also partially offset by a $25 million benefit in the three months ended July 29, 2022 related to a valuation allowance release associated with certain carryover attributes due to the anticipated RCS transaction, as discussed in Note 4 to the current period's consolidated financial statements.

Our Non-GAAP Nominal Tax Rate for the three months ended July 29, 2022 was 13.3%, as compared to 12.7% for the three months ended July 30, 2021. The increase in our Non-GAAP Nominal Tax Rate was primarily due to the decrease in the stock-based compensation benefit and the impact of year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 29, 2022 of approximately $17 million.

Subsequent to the quarter close on July 29, 2022, on August 18, 2022 the U.S. Tax Court (Tax Court) issued its opinion on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006 (Opinion). While the Opinion rejected the IRS’s position and the Tax Court determined the methodology advanced by Medtronic was appropriate for purposes of determining the intercompany royalty rate between Puerto Rico and the U.S., it determined that the royalty rate should be higher, thereby increasing income allocated to the U.S. and consequently subject to U.S. tax. This case relates only to fiscal years 2005 and 2006. The Opinion remains subject to finalization by the Tax Court and to appeal by either or both parties. At this time, the Company is evaluating the impact of the Opinion and whether the Company will appeal. If the Opinion is finalized as is, without appeal by either party, the Company anticipates the findings will likely be applied for all years following fiscal year 2006. Under this potential scenario, the Company has currently estimated a potential income tax charge, including interest, of up to $2.0 billion, which would result in a future cash payment of up to $2.5 billion and no material impact to the Company’s tax rate going forward. The impact of this potential scenario was contemplated in the Company's fiscal year 2023 adjusted earnings per share guidance reiterated on August 23, 2022.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of July 29, 2022 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 29, 2022	July 30, 2021
Cash provided by (used in):
Operating activities	$1,083	$1,292
Investing activities	(1,585)	(784)
Financing activities	(950)	(1,055)
Effect of exchange rate changes on cash and cash equivalents	(122)	(42)
Net change in cash and cash equivalents	$(1,574)	$(589)
Operating Activities The $209 million decrease in net cash provided was primarily driven by a decrease in cash collected from customers, partially offset by a decrease in cash paid to employees. The decrease in cash collected from customers was primarily related to supply chain challenges, which caused lower net sales as compared to the corresponding period in the prior fiscal year. Cash paid to employees decreased due to lower annual incentive plan payouts for prior year performance compared to the corresponding period in the prior fiscal year.
Investing Activities The $801 million increase in cash used was primarily attributable to cash paid for acquisitions of $1.2 billion, partially offset by a decrease in net purchases of investments of $332 million, as compared to the corresponding period in the prior fiscal year. For more information on the aforementioned acquisitions, refer to Note 4 to the current's period's consolidated financial statements.
Financing Activities There was a $105 million decrease in net cash used during the three months ended July 29, 2022, as compared to the corresponding period in the prior fiscal year. In the current period, the Company issued short-term borrowings of approximately $2.3 billion under the Fiscal 2023 Loan Agreement and used the proceeds to fund the early redemption of senior notes for total consideration of $2.3 billion. Also contributing to the total change was the decrease in share issuances of $68 million and increase in dividends paid of $57 million. For more information on the issuance of the Term Loan and redemptions of senior notes, refer to the Debt and Capital section.

Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at July 29, 2022 was $23.2 billion as compared to $24.1 billion at April 29, 2022. The decrease in total debt was driven by fluctuations in exchange rates as it pertains to our Euro-denominated senior notes.
On May 2, 2022, we entered into a term loan agreement (Fiscal 2023 Loan Agreement) with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion with a term of 364 days. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc. Senior Notes for $1.9 billion of total consideration, and $368 million of Medtronic Luxco Senior Notes for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million in the quarter ended July 29, 2022, which primarily includes cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense in the consolidated statements of income.

We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three months ended July 29, 2022, the Company repurchased a total of 3 million shares under this program at an average price of $96.48. At July 29, 2022, we had approximately $2.6 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2022.
Liquidity
Our liquidity sources at July 29, 2022 included $2.1 billion of cash and cash equivalents and $6.7 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, certificates of deposits, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both July 29, 2022 and April 29, 2022, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2026. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At July 29, 2022 and April 29, 2022, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.

The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	July 29, 2022	April 29, 2022
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at July 29, 2022 were unchanged as compared to the ratings at April 29, 2022. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 29, 2022.
ACQUISITIONS
Information regarding acquisitions is included in Note 4 to the current period's consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2022.
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
As of July 29, 2022, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the three months ended July 29, 2022 and summarized balance sheet information at July 29, 2022 and April 29, 2022 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the three months ended July 29, 2022 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$589	$—
Operating profit (loss)	(141)	(15)
Loss before income taxes	(423)	(253)
Net loss attributable to Medtronic	(328)	(251)
The summarized balance sheet information at July 29, 2022 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$17,225	$7,393
Total noncurrent assets(4)	12,135	8,394
Total current liabilities(5)	35,386	26,478
Total noncurrent liabilities(6)	46,315	59,163
Noncontrolling interests	170	170
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
(3)Includes receivables due from non-guarantor subsidiaries of $16.4 billion and $7.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.5 billion and $8.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $27.0 billion and $20.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $27.6 billion and $46.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
The summarized balance sheet information at April 29, 2022 was as follows:

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, financial condition, and/or cash flows. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation” within “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as well as those related to:

•competition in the medical device industry;
•delays in regulatory approvals;
•the global COVID-19 pandemic, including new COVID-19 variants that may emerge, as well as impacts of the pandemic on healthcare staffing levels;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 29, 2022 and April 29, 2022 was $17.7 billion and $13.8 billion, respectively. At July 29, 2022, these contracts were in a net unrealized gain position of $854 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 29, 2022 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	July 29, 2022
10% appreciation in the U.S. dollar	$391
10% depreciation in the U.S. dollar	(391)
Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 29, 2022 was comprised of debt predominantly denominated in U.S. dollars, Euros, and Yen, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at July 29, 2022, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	July 29, 2022
10 basis point increase in interest rates	$55
10 basis point decrease in interest rates	(55)

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In accordance with Item 103 of Regulation S-K, we have adopted a $1 million disclosure threshold for proceedings under environmental laws to which a governmental authority is a party, as we believe matters under this threshold are not material to the Company. A discussion of the Company’s legal proceedings and other loss contingencies are described in Note 16 to the current period's consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2023:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
4/30/2022-5/27/2022	1,617,917	$102.71	1,617,917	$2,784,039,915
5/28/2022-7/1/2022	1,055,222	92.00	1,055,222	2,686,962,132
7/2/2022-7/29/2022	781,989	89.64	781,989	2,616,862,313
Total	3,455,128	$96.48	3,455,128	$2,616,862,313
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

(a)	Exhibits
	10.1	Letter Agreement by and between Medtronic, Inc. and Ivan K. Fong dated November 19, 2021
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	September 1, 2022	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)