Form 10-Q
period 2023-01-27
Medtronic plc
filed 2023-03-01
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 27, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File Number 001-36820
®

Medtronic plc
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive offices) (Zip Code)
+353 1 438-1700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	MDT	New York Stock Exchange
0.375% Senior Notes due 2023	MDT/23B	New York Stock Exchange
0.000% Senior Notes due 2023	MDT/23C	New York Stock Exchange
0.250% Senior Notes due 2025	MDT/25	New York Stock Exchange
0.000% Senior Notes due 2025	MDT/25A	New York Stock Exchange
2.625% Senior Notes due 2025	MDT/25B	New York Stock Exchange
1.125% Senior Notes due 2027	MDT/27	New York Stock Exchange
0.375% Senior Notes due 2028	MDT/28	New York Stock Exchange
3.000% Senior Notes due 2028	MDT/28A	New York Stock Exchange
1.625% Senior Notes due 2031	MDT/31	New York Stock Exchange
1.000% Senior Notes due 2031	MDT/31A	New York Stock Exchange
3.125% Senior Notes due 2031	MDT/31B	New York Stock Exchange
0.750% Senior Notes due 2032	MDT/32	New York Stock Exchange
3.375% Senior Notes due 2034	MDT/34	New York Stock Exchange
2.250% Senior Notes due 2039	MDT/39A	New York Stock Exchange
1.500% Senior Notes due 2039	MDT/39B	New York Stock Exchange
1.375% Senior Notes due 2040	MDT/40A	New York Stock Exchange
1.750% Senior Notes due 2049	MDT/49	New York Stock Exchange
1.625% Senior Notes due 2050	MDT/50	New York Stock Exchange

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
Yes ☐ No ☒
As of February 27, 2023, 1,330,423,708 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Net sales	$7,727	$7,763	$22,682	$23,597
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,689	2,459	7,740	7,554
Research and development expense	688	668	2,055	2,094
Selling, general, and administrative expense	2,615	2,561	7,799	7,723
Amortization of intangible assets	431	432	1,275	1,298
Restructuring charges, net	38	12	81	32
Certain litigation charges, net	—	35	—	95
Other operating (income) expense, net	(125)	(63)	(187)	719
Operating profit	1,392	1,659	3,920	4,081
Other non-operating income, net	(149)	(67)	(342)	(244)
Interest expense, net	167	137	449	410
Income before income taxes	1,375	1,589	3,813	3,915
Income tax provision	146	106	1,218	346
Net income	1,229	1,483	2,595	3,570
Net income attributable to noncontrolling interests	(6)	(4)	(17)	(16)
Net income attributable to Medtronic	$1,222	$1,480	$2,579	$3,554
Basic earnings per share	$0.92	$1.10	$1.94	$2.64
Diluted earnings per share	$0.92	$1.10	$1.94	$2.63
Basic weighted average shares outstanding	1,330.2	1,343.7	1,329.6	1,344.4
Diluted weighted average shares outstanding	1,332.0	1,350.3	1,332.8	1,353.9

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Net income	$1,229	$1,483	$2,595	$3,570
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investment securities	107	(70)	(76)	(114)
Translation adjustment	1,689	(362)	(20)	(963)
Net investment hedge	(1,858)	475	(449)	1,254
Net change in retirement obligations	(2)	19	2	56
Unrealized (loss) gain on cash flow hedges	(760)	100	(382)	369
Other comprehensive (loss) income	(824)	162	(924)	602
Comprehensive income including noncontrolling interests	405	1,645	1,671	4,172
Comprehensive income attributable to noncontrolling interests	(11)	(4)	(17)	(13)
Comprehensive income attributable to Medtronic	$394	$1,641	$1,654	$4,159

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 27, 2023	April 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,521	$3,714
Investments	6,616	6,859
Accounts receivable, less allowances and credit losses of $207 and $230, respectively	5,887	5,551
Inventories, net	5,375	4,616
Other current assets	2,965	2,318
Total current assets	25,364	23,059
Property, plant, and equipment	13,926	13,365
Accumulated depreciation	(8,489)	(7,952)
Property, plant, and equipment, net	5,437	5,413
Goodwill	41,565	40,502
Other intangible assets, net	15,265	15,595
Tax assets	3,361	3,403
Other assets	3,142	3,008
Total assets	$94,134	$90,981
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$5,918	$3,742
Accounts payable	2,209	2,276
Accrued compensation	2,007	2,121
Accrued income taxes	657	704
Other accrued expenses	3,630	3,551
Total current liabilities	14,422	12,394
Long-term debt	22,210	20,372
Accrued compensation and retirement benefits	1,103	1,113
Accrued income taxes	2,305	2,087
Deferred tax liabilities	747	884
Other liabilities	1,730	1,410
Total liabilities	42,516	38,260
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,330,376,287 and 1,330,743,395 shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,513	24,566
Retained earnings	30,117	30,250
Accumulated other comprehensive loss	(3,189)	(2,265)
Total shareholders’ equity	51,441	52,551
Noncontrolling interests	177	171
Total equity	51,618	52,722
Total liabilities and equity	$94,134	$90,981
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	929	—	929	2	931
Other comprehensive income (loss)	—	—	—	—	326	326	(2)	324
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(903)	—	(903)	—	(903)
Issuance of shares under stock purchase and award plans	2	—	41	—	—	41	—	41
Repurchase of ordinary shares	(3)	—	(333)	—	—	(333)	—	(333)
Stock-based compensation	—	—	62	—	—	62	—	62
July 29, 2022	1,329	$—	$24,335	$30,276	$(1,939)	$52,672	$170	$52,843
Net income	—	—	—	427	—	427	8	435
Other comprehensive (loss) income	—	—	—	—	(422)	(422)	(2)	(424)
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(904)	—	(904)	—	(904)
Issuance of shares under stock purchase and award plans	2	—	55	—	—	55	—	55
Repurchase of ordinary shares	(1)	—	(85)	—	—	(85)	—	(85)
Stock-based compensation	—	—	137	—	—	137	—	137
October 28, 2022	1,330	$—	$24,442	$29,799	$(2,361)	$51,880	$177	$52,057
Net income	—	—	—	1,222	—	1,222	6	1,229
Other comprehensive (loss) income	—	—	—	—	(828)	(828)	4	(824)
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(904)	—	(904)	—	(904)
Issuance of shares under stock purchase and award plans	1	—	48	—	—	48	—	48
Repurchase of ordinary shares	(1)	—	(63)	—	—	(63)	—	(63)
Stock-based compensation	—	—	81	—	—	81	—	81
Changes to noncontrolling ownership interests	—	—	5	—	—	5	(11)	(6)
January 27, 2023	1,330	$—	$24,513	$30,117	$(3,189)	$51,441	$177	$51,618

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	763	—	763	6	769
Other comprehensive income (loss)	—	—	—	—	276	276	(2)	274
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(846)	—	(846)	—	(846)
Issuance of shares under stock purchase and award plans	2	—	107	—	—	107	—	107
Repurchase of ordinary shares	(2)	—	(311)	—	—	(311)	—	(311)
Stock-based compensation	—	—	69	—	—	69	—	69
July 30, 2021	1,345	$—	$26,184	$28,511	$(3,209)	$51,486	$178	$51,664
Net income	—	—	—	1,311	—	1,311	6	1,317
Other comprehensive income (loss)	—	—	—	—	167	167	(1)	166
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(847)	—	(847)	—	(847)
Issuance of shares under stock purchase and award plans	3	—	92	—	—	92	—	92
Repurchase of ordinary shares	(3)	—	(358)	—	—	(358)	—	(358)
Stock-based compensation	—	—	140	—	—	140	—	140
Changes to noncontrolling ownership interests	—	—	1	—	—	1	(16)	(15)
October 29, 2021	1,345	$—	$26,059	$28,974	$(3,042)	$51,991	$168	$52,159
Net income	—	—	—	1,480	—	1,480	4	1,483
Other comprehensive income (loss)	—	—	—	—	162	162	—	162
Dividends to shareholders ($0.63 per ordinary share)	—	—	—	(847)	—	(847)	—	(847)
Issuance of shares under stock purchase and award plans	1	—	49	—	—	49	—	49
Repurchase of ordinary shares	(3)	—	(372)	—	—	(372)	—	(372)
Stock-based compensation	—	—	78	—	—	78	—	78
January 28, 2022	1,343	$—	$25,814	$29,607	$(2,879)	$52,542	$171	$52,713

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 27, 2023	January 28, 2022
Operating Activities:
Net income	$2,595	$3,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,018	2,019
Provision for credit losses	54	49
Deferred income taxes	(78)	(234)
Stock-based compensation	280	287
Loss on debt extinguishment	53	—
MCS asset impairment and inventory write-down	—	515
Other, net	182	92
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(408)	(212)
Inventories, net	(936)	(359)
Accounts payable and accrued liabilities	163	6
Other operating assets and liabilities	(344)	(444)
Net cash provided by operating activities	3,579	5,289
Investing Activities:
Acquisitions, net of cash acquired	(1,867)	(91)
Additions to property, plant, and equipment	(1,081)	(979)
Purchases of investments	(5,472)	(7,919)
Sales and maturities of investments	5,387	7,130
Other investing activities, net	15	(71)
Net cash used in investing activities	(3,018)	(1,930)
Financing Activities:
Change in current debt obligations, net	625	—
Proceeds from short-term borrowings (maturities greater than 90 days)	2,284	—
Issuance of long-term debt	3,430	—
Payments on long-term debt	(3,083)	(1)
Dividends to shareholders	(2,711)	(2,540)
Issuance of ordinary shares	209	344
Repurchase of ordinary shares	(548)	(1,138)
Other financing activities	(276)	(52)
Net cash used in financing activities	(70)	(3,387)
Effect of exchange rate changes on cash and cash equivalents	317	(87)
Net change in cash and cash equivalents	808	(114)
Cash and cash equivalents at beginning of period	3,714	3,593
Cash and cash equivalents at end of period	$4,521	$3,479

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,314	$842
Interest	262	295
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
The COVID-19 pandemic ("COVID-19" or the "pandemic") has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows, and its future impacts remain uncertain and unpredictable. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and nine months ended January 27, 2023, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.
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
2. New Accounting Pronouncements
Recently Adopted
For the three and nine months ended January 27, 2023, there were no newly adopted accounting pronouncements that had a material impact to our consolidated financial statements. As of January 27, 2023, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three and nine months ended January 27, 2023 and January 28, 2022:

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cardiac Rhythm & Heart Failure	$1,431	$1,402	$4,255	$4,356
Structural Heart & Aortic	760	740	2,259	2,277
Coronary & Peripheral Vascular	581	603	1,744	1,829
Cardiovascular	2,772	2,745	8,257	8,462
Surgical Innovations	1,425	1,519	4,162	4,570
Respiratory, Gastrointestinal, & Renal	712	771	2,047	2,341
Medical Surgical	2,137	2,290	6,208	6,910
Cranial & Spinal Technologies	1,128	1,102	3,253	3,292
Specialty Therapies	699	633	2,052	1,908
Neuromodulation	420	409	1,244	1,285
Neuroscience	2,248	2,144	6,549	6,484
Diabetes	570	584	1,667	1,741
Total	$7,727	$7,763	$22,682	$23,597

The table below illustrates net sales by market geography for each segment for the three and nine months ended January 27, 2023 and January 28, 2022:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cardiovascular	$1,375	$1,297	$859	$935	$538	$513
Medical Surgical	965	990	760	812	412	488
Neuroscience	1,507	1,397	401	431	341	316
Diabetes	215	255	274	261	80	68
Total	$4,062	$3,939	$2,294	$2,438	$1,371	$1,385

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cardiovascular	$4,097	$4,090	$2,553	$2,886	$1,607	$1,486
Medical Surgical	2,713	2,950	2,246	2,521	1,250	1,439
Neuroscience	4,437	4,237	1,189	1,330	923	918
Diabetes	650	760	792	780	226	201
Total	$11,897	$12,038	$6,779	$7,517	$4,006	$4,043
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At January 27, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $536 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 29, 2022, $981 million of rebates were classified as other accrued expenses, and $548 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Remaining Performance Obligations
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue at January 27, 2023 and April 29, 2022 was $403 million and $399 million, respectively. At January 27, 2023 and April 29, 2022, $311 million and $305 million was included in other accrued expenses, respectively, and $92 million and $94 million was included in other liabilities, respectively. During the nine months ended January 27, 2023, the Company recognized $211 million of revenue that was included in deferred revenue as of April 29, 2022.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 27, 2023, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $662 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions and Assets and Liabilities Held for Sale
During the nine months ended January 27, 2023 and January 28, 2022, the Company had acquisitions that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and nine months ended January 27, 2023 and January 28, 2022. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. For the three and nine months ended January 27, 2023, purchase price allocation adjustments were not significant.
Fiscal Year 2023
Intersect ENT
On May 13, 2022, the Company acquired Intersect ENT, a global ear, nose, and throat (ENT) medical technology leader. The acquisition expands the Neuroscience segment portfolio of products used during ENT procedures, and combined with the Company's navigation, powered instruments, and existing tissue health products, offers a broader suite of solutions to assist surgeons treating patients who suffer from chronic rhinosinusitis (CRS). Total consideration, net of cash acquired, for the transaction, in which the Company acquired all outstanding shares of Intersect ENT for $28.25 per share, was $1.2 billion consisting of $1.1 billion of cash and $98 million previously held investments in Intersect ENT. Based upon a preliminary acquisition valuation, the Company acquired $615 million of goodwill, $635 million of technology-based intangible assets, $35 million of customer-related intangible assets, and $13 million of tradenames with estimated useful lives of 20 years. The goodwill is not deductible for tax purposes.
Revenue and net loss attributable to Intersect ENT since the date of acquisition as well as costs incurred in connection with the acquisition included in the consolidated statements of income were not significant for the three and nine months ended January 27, 2023.
Affera, Inc.
On August 30, 2022, the Company acquired Affera, Inc. (Affera) a privately-held company focused on the development of cardiac mapping and navigation systems and catheter-based cardiac ablation technologies. The acquisition expands the Cardiovascular segment suite of advanced cardiac ablation products and accessories, including its first cardiac mapping and navigation platform. Total consideration, net of cash acquired for the transaction, was $904 million. Based upon a preliminary acquisition valuation, the Company acquired $660 million of goodwill and $300 million of in-process research and development. The goodwill is not deductible for tax purposes. The Company recognized $201 million of non-cash contingent consideration liabilities in connection with the acquisition, which are comprised of product development milestone-based payments.
Revenue and net loss attributable to Affera since the date of acquisition as well as costs incurred in connection with the acquisition included in the consolidated statements of income were not significant for the three months and nine months ended January 27, 2023.

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
Other acquisitions
For acquisitions other than Intersect ENT and Affera, the acquisition date fair value of net assets acquired during the nine months ended January 27, 2023 was $123 million. Based upon preliminary valuations, assets acquired were primarily comprised of $66 million of goodwill and $57 million of technology-based intangible assets with estimated useful lives of 16 years. The goodwill is deductible for tax purposes. The Company recognized $73 million of contingent consideration liabilities in connection with these acquisitions during the nine months ended January 27, 2023, which are comprised of revenue and product development milestone-based payments.
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
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. The Company did not acquire any IPR&D in connection with asset acquisitions of technology not yet approved during the three months ended January 27, 2023. During the three months ended January 28, 2022 and the nine months ended January 27, 2023, IPR&D acquired in connection with asset acquisitions of technology not yet approved by regulators was not significant. During the nine months ended January 28, 2022, the Company acquired $101 million of IPR&D in connection with asset acquisitions of technology not yet approved by regulators, which was recognized in research and development expense in the consolidated statements of income.
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
The fair value of contingent consideration at January 27, 2023 and April 29, 2022 was $308 million and $119 million, respectively. At January 27, 2023, $137 million was recorded in other accrued expenses, and $172 million was recorded in other liabilities in the consolidated balance sheet. At April 29, 2022, $35 million was recorded in other accrued expenses, and $84 million was recorded in other liabilities in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Beginning balance	$349	$269	$119	$270
Purchase price contingent consideration	—	—	274	31
Purchase price allocation adjustments	—	—	—	25
Payments	(45)	(41)	(46)	(83)
Change in fair value	5	(81)	(38)	(97)
Ending balance	$308	$147	$308	$147
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	January 27, 2023	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$88	Discount rate	11.2% - 27.2%	16.9%
		Projected fiscal year of payment	2023 - 2028	2025
Product development and other milestone-based payments	$220	Discount rate	3.9% - 5.5%	4.1%
		Projected fiscal year of payment	2024 - 2027	2025
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
Assets and Liabilities Held for Sale
On May 25, 2022, the Company and DaVita Inc. (“DaVita”) entered into a definitive agreement for the Company to sell half of its Renal Care Solutions (RCS) business. This sale is part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“NewCo”) with equal equity ownership. As a result of entering into the definitive agreement and as of that date, the RCS business met the criteria to be classified as held for sale. The transaction is expected to close in the fourth fiscal quarter, subject to customary regulatory approvals and closing conditions. RCS is part of the Company’s Medical Surgical portfolio. The Company recorded non-cash pre-tax charges $81 million, primarily related to impairment of goodwill and changes in the carrying amount of the disposal group, in the nine months ended January 27, 2023, recognized in other operating (income) expense, net in the consolidated statements of income. There were no impairment charges in the three months ended January 27, 2023. Refer to Note 10 to the consolidated financial statements for additional information on the goodwill impairment.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents information related to the assets and liabilities that were classified as held for sale in our consolidated balance sheet:

(in millions)	January 27, 2023
Inventories, net	$105
Property, plant, and equipment, net	156
Goodwill	154
Other intangible assets, net	115
Other	41
Total assets held for sale (1)	$570

Total liabilities held for sale (1)(2)	$41
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
5. Restructuring and Other Costs
For the three and nine months ended January 27, 2023 and January 28, 2022, restructuring costs primarily related to Enterprise Excellence and Simplification restructuring programs, both of which the Company expects to be substantially completed by the end of this fiscal year. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2022. In total, the Company expects it will recognize charges of approximately $1.8 billion for Enterprise Excellence and approximately $450 million for Simplification.
The following table presents the classification of restructuring costs in the consolidated statements of income:

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cost of products sold	$26	$27	$67	$91
Selling, general, and administrative expenses	40	39	125	114
Restructuring charges, net	38	12	81	32
Total restructuring and associated costs	$104	$78	$275	$237
The following table summarizes the activity related to Enterprise Excellence and Simplification restructuring programs for the nine months ended January 27, 2023:

(in millions)	Employee Termination Benefits	Associated Costs(1)	Other Costs	Total
April 29, 2022	$81	$27	$1	$110
Charges	85	192	7	284
Cash payments	(102)	(207)	(6)	(317)
Non-cash settlements and accrual adjustments(2)	(10)	—	(1)	(11)
January 27, 2023	$53	$12	$1	$66
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Mechanical Circulatory Support (MCS)
In June 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. In connection with this decision, the Company recorded charges of $726 million (MCS charges) within the Cardiovascular segment during the three months ended July 30, 2021, including $58 million recognized in costs of products sold and $668 million recognized within other operating (income) expense, net in the consolidated statement of income. The charges included $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $211 million for commitments and obligations associated with the decision, which included charges for patient support obligations, restructuring, and other associated costs. During the fourth quarter of fiscal year 2022, the Company recorded additional charges of $155 million within other operating (income) expense, net primarily related to incremental commitments and obligations associated with the exit of the business. As of January 27, 2023, accruals were recorded in the consolidated balance sheet for these obligations, with $84 million reflected in other accrued expenses and $104 million recorded in other liabilities. Medtronic remains committed to serving the needs of the patients currently implanted with the HVAD system.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at January 27, 2023 and April 29, 2022:

	January 27, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$548	$—	$(26)	$522	$522	$—
Level 2:
Corporate debt securities	4,208	7	(183)	4,032	4,032	—
U.S. government and agency securities	997	—	(50)	947	947	—
Mortgage-backed securities	570	—	(55)	515	515	—
Non-U.S. government and agency securities	13	—	—	13	13	—
Certificates of deposit	10	—	—	10	10	—
Other asset-backed securities	597	—	(21)	576	576	—
Total Level 2	6,396	7	(309)	6,094	6,094	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,980	$7	$(338)	$6,649	$6,616	$33

	April 29, 2022
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$533	$1	$(15)	$518	$518	$—
Level 2:
Corporate debt securities	4,457	4	(140)	4,321	4,321	—
U.S. government and agency securities	910	—	(41)	869	869	—
Mortgage-backed securities	592	—	(35)	558	558	—
Non-U.S. government and agency securities	17	—	—	17	17	—
Certificates of deposit	20	—	—	20	20	—
Other asset-backed securities	567	—	(11)	556	556	—
Total Level 2	6,563	4	(227)	6,341	6,341	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,131	$5	$(245)	$6,893	$6,859	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 27, 2023 and April 29, 2022:

	January 27, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$197	$(3)	$2,915	$(180)
U.S. government and agency securities	76	(3)	849	(73)
Mortgage-backed securities	19	(1)	463	(54)
Other asset-backed securities	—	—	545	(21)
Auction rate securities	—	—	33	(3)
Total	$292	$(7)	$4,806	$(331)

	April 29, 2022
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$222	$(1)	$2,993	$(139)
U.S. government and agency securities	—	—	945	(56)
Mortgage-backed securities	—	—	507	(35)
Other asset-backed securities	—	—	526	(11)
Auction rate securities	—	—	33	(3)
Total	$222	$(1)	$5,004	$(244)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended January 27, 2023 and January 28, 2022. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Proceeds from sales	$1,777	$2,481	$5,365	$7,052
Gross realized gains	4	3	6	15
Gross realized losses	(8)	(6)	(27)	(10)
The January 27, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 27, 2023
Due in one year or less	$1,381
Due after one year through five years	3,706
Due after five years through ten years	875
Due after ten years	688
Total	$6,649

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
The following table summarizes the Company's equity and other investments at January 27, 2023 and April 29, 2022, which are classified as other assets in the consolidated balance sheets:

(in millions)	January 27, 2023	April 29, 2022
Investments with readily determinable fair value (marketable equity securities)	$77	$64
Investments without readily determinable fair values	816	732
Equity method and other investments	87	85
Total equity and other investments	$980	$881
The table below includes activity related to the Company’s portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Proceeds from sales	$1	$15	$22	$82
Gross gains	10	29	47	99
Gross losses	(2)	(28)	(13)	(48)
Impairment losses recognized	—	—	(12)	(10)
During the three and nine months ended January 27, 2023, there were $10 million and $15 million of net unrealized gains, respectively, on equity securities and other investments still held at January 27, 2023. During the three and nine months ended January 28, 2022, there were $1 million and $8 million of net unrealized gains, respectively, on equity securities and other investments still held at January 28, 2022.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. Commercial paper outstanding at January 27, 2023 was $625 million. During the three months ended January 27, 2023, the commercial paper outstanding had a weighted average original maturity of 24 days and a weighted average interest rate of 4.392 percent. During the nine months ended January 27, 2023, the commercial paper outstanding had a weighted average original maturity of 24 days and a weighted average interest rate of 3.925 percent. No commercial paper was outstanding at April 29, 2022. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At January 27, 2023 and April 29, 2022, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 27, 2023	April 29, 2022
Current debt obligations	2023 - 2024	$5,918	$3,742

Long-term debt
3.500 percent ten-year 2015 senior notes	2025	—	1,890
0.250 percent six-year 2019 senior notes	2026	1,088	1,064
2.625 percent three-year 2022 senior notes	2026	544	—
0.000 percent five-year 2020 senior notes	2026	1,088	1,064
1.125 percent eight-year 2019 senior notes	2027	1,632	1,596
3.350 percent ten-year 2017 senior notes	2027	—	368
3.000 percent six-year 2022 senior notes	2029	1,088	—
0.375 percent eight-year 2020 senior notes	2029	1,088	1,064
1.625 percent twelve-year 2019 senior notes	2031	1,088	1,064
1.000 percent twelve-year 2019 senior notes	2032	1,088	1,064
3.125 percent nine-year 2022 senior notes	2032	1,088	—
0.750 percent twelve-year 2020 senior notes	2033	1,088	1,064
3.375 percent twelve-year 2022 senior notes	2035	1,088	—
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,088	1,064
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,088	1,064
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,088	1,064
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,088	1,064
1.625 percent thirty-year 2020 senior notes	2051	1,088	1,064
Finance lease obligations	2023 - 2036	55	56
Deferred financing costs	2023 - 2051	(115)	(109)
Debt discount, net	2023 - 2051	(58)	(52)
Long-term debt		$22,210	$20,372
Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Senior Notes.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In September 2022, Medtronic Luxco issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.5 billion, with maturities ranging from fiscal year 2026 to 2035, resulting in cash proceeds of approximately €3.5 billion, net of discounts and issuance costs. The Company used a portion of the net proceeds to repay at maturity €750 million of Medtronic Luxco Senior Notes for $772 million of total consideration in December 2022. The Company designated €750 million of the Euro-denominated debt issued in September as a net investment hedge of certain of the Company's European operations. Refer to note 8 for additional information regarding the net investment hedge.
Term Loan Agreements
In May 2022, Medtronic Luxco entered into a term loan agreement (Fiscal 2023 Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Fiscal 2023 Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion with a term of 364 days. Borrowings under the Fiscal 2023 Loan Agreement bear interest at the TIBOR Rate (as defined in the Fiscal 2023 Loan Agreement) plus a margin of 0.40% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the Fiscal 2023 Loan Agreement. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc.'s 3.500% Senior Notes due 2025 for $1.9 billion of total consideration, and $368 million of Medtronic Luxco's 3.350% Senior Notes due 2027 for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million in the three months ended July 29, 2022, which primarily includes cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense, net in the consolidated statements of income during the nine months ended January 27, 2023.
Financial Instruments Not Measured at Fair Value
At January 27, 2023, the estimated fair value of the Company’s Senior Notes was $22.7 billion compared to a principal value of $25.3 billion. At April 29, 2022, the estimated fair value was $22.9 billion compared to a principal value of $24.2 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses operational and economic hedges, including currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In addition, the Company uses cross currency interest rate swaps to manage currency risk related to certain debt. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The Company also uses derivative and non-derivative instruments to manage the impact of currency exchange rate changes on net investments in foreign currency-denominated operations. Currencies of our derivative instruments include the Euro, Japanese Yen, Chinese Yuan, and others. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding was $19.6 billion and $13.8 billion at January 27, 2023 and April 29, 2022, respectively.
The information that follows explains the various types of derivatives and financial instruments used by the Company, reasons the Company uses such instruments, and the impact such instruments have on the Company’s consolidated balance sheets and statements of income.
Freestanding Derivative Contracts
Freestanding derivative contracts are primarily used to offset the Company’s exposure to the change in value of specific foreign-currency-denominated assets and liabilities, and to offset variability of cash flows associated with forecasted transactions denominated in foreign currencies. The gross notional amount of the Company's freestanding currency exchange rate contracts outstanding at January 27, 2023 and April 29, 2022 was $5.4 billion and $4.9 billion, respectively. The Company's freestanding currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign-currency-denominated assets, liabilities, and cash flows.
The Company also uses total return swaps to hedge the liability of a non-qualified deferred compensation plan. The gross notional amount of the Company's total return swaps outstanding at January 27, 2023 and April 29, 2022 was $222 million and $226 million, respectively. The Company's total return swaps are not designated as hedges, and therefore, changes in the value of these instruments are recognized in

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

earnings. The cash flows related to the Company's freestanding derivative contracts are reported as operating or financing activities, depending on the nature of the underlying hedged item, in the consolidated statements of cash flows.
Cash Flow Hedges
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 27, 2023 and April 29, 2022 was $9.3 billion and $8.8 billion, respectively, and will mature within the subsequent three-year period. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss. The gain or loss on the derivative instrument is reclassified into earnings and is included in other operating (income) expense, net or cost of products sold in the consolidated statements of income in the same period or periods during which the hedged transaction affects earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings on a straight-line basis over the term of the hedge. The cash flows related to all of the Company's derivative instruments designated as cash flow hedges are reported as operating activities in the consolidated statements of cash flows.
At January 27, 2023 and April 29, 2022, the Company had $92 million and $474 million in after-tax net unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $179 million of after-tax net unrealized gains at January 27, 2023 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company has designated Euro-denominated and Yen-denominated debt as net investment hedges of certain of its European and Japanese operations to manage the exposure to currency and exchange rate movements for foreign currency-denominated net investments in foreign operations. At January 27, 2023, the Company had €16.0 billion, or $17.4 billion, of outstanding Euro-denominated debt designated as a hedge of its net investment in certain of its European operations, and ¥297 billion, or $2.3 billion, of outstanding Yen-denominated debt designated as a hedge of its net investment in certain of its Japanese operations. The Euro-denominated debt will mature in fiscal years 2023 through 2051, and the Yen-denominated debt will mature in fiscal year 2024.
The Company may also use derivative instruments to hedge the currency risk associated with its net investment in foreign operations. Foreign currency forward contracts may be used on a standalone basis or in combination with option collars. At January 27, 2023, the Company had foreign currency contracts with a notional value of €4.5 billion, or $4.9 billion, hedging a portion of its net investment in certain of its European operations. The foreign exchange contracts mature in fiscal years 2024 and 2025.
For instruments that are designated and qualify as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and nine months ended January 27, 2023, the Company recognized $26 million and $74 million in after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and nine months ended January 27, 2023 and January 28, 2022 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss				(Gain) Loss Reclassified into Income

	Three months ended		Nine months ended		Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cash flow hedges
Currency exchange rate contracts	$557	$(180)	$(51)	$(502)	$(199)	$(56)	$(542)	$(51)	Other operating (income) expense, net
Currency exchange rate contracts	155	41	(12)	84	(8)	17	12	42	Cost of products sold
Net investment hedges
Non-derivative instruments	1,731	(475)	381	(1,254)	—	—	—	—	N/A
Currency exchange rate contracts	127	—	68	—	—	—	—	—	N/A
Total	$2,570	$(614)	$386	$(1,672)	$(208)	$(39)	$(530)	$(9)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and nine months ended January 27, 2023 and January 28, 2022 were as follows:

	(Gain) Loss Recognized in Income		(Gain) Loss Recognized in Income
	Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Derivatives not designated as hedging instruments
Currency exchange rate contracts	$(1)	$(34)	$46	$(67)	Other operating (income) expense, net
Total return swaps	(9)	10	4	(15)	Other operating (income) expense, net
Total	$(10)	$(24)	$50	$(82)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 27, 2023 and April 29, 2022. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	January 27, 2023	April 29, 2022	Balance Sheet Classification	January 27, 2023	April 29, 2022	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$271	$481	Other current assets	$107	$43	Other accrued expenses
Currency exchange rate contracts	39	168	Other assets	145	16	Other liabilities
Total derivatives designated as hedging instruments	310	649		252	60
Derivatives not designated as hedging instruments
Currency exchange rate contracts	15	46	Other current assets	15	49	Other accrued expenses
Total return swaps	16	—	Other current assets	—	20	Other accrued expenses
Total derivatives not designated as hedging instruments	30	46		15	69
Total derivatives	$341	$695		$267	$129
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 27, 2023		April 29, 2022
(in millions)	Derivative assets	Derivative Liabilities	Derivative assets	Derivative Liabilities
Level 1	$325	$267	$695	$109
Level 2	16	—	—	20
Total	$341	$267	$695	$129
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

	January 27, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$325	$(174)	$(41)	$110
Total return swaps	16	—	—	16
	341	(174)	(41)	126
Derivative liabilities:
Currency exchange rate contracts	(267)	174	—	(93)
Total	$74	$—	$(41)	$33

	April 29, 2022
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$695	$(109)	$(254)	$332
Derivative liabilities:
Currency exchange rate contracts	(109)	109	—	—
Total return swaps	(20)	—	—	(20)
	(129)	109	—	(20)
Total	$566	$—	$(254)	$312
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	January 27, 2023	April 29, 2022
Finished goods	$3,545	$3,070
Work-in-process	797	682
Raw materials	1,033	864
Total	$5,375	$4,616

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 29, 2022	$7,160	$19,957	$11,132	$2,254	$40,502
Goodwill as a result of acquisitions	726	—	615	—	1,340
Purchase accounting adjustments	(10)	—	(3)	—	(13)
Transfer to held for sale	—	(208)	—	—	(208)
Currency translation and other	(1)	(44)	(12)	1	(56)
January 27, 2023	$7,874	$19,705	$11,732	$2,255	$41,565
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Internal operational budgets and long-range strategic plans are used as a basis for the cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital ("WACC") for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The Company did not recognize any goodwill impairments during the three months ended January 27, 2023 and the three and nine months ended January 28, 2022.

As a result of the agreement with DaVita, as disclosed in Note 4 to the consolidated financial statements, the Company allocated $208 million of goodwill to the RCS business that met the criteria to be classified as held for sale during the first quarter of fiscal year 2023. Upon allocation, a goodwill impairment test was performed for the RCS business, and the Company recognized $61 million of goodwill impairment during the nine months ended January 27, 2023. The goodwill impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 27, 2023		April 29, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,956	$(7,736)	$16,953	$(7,005)
Purchased technology and patents	11,314	(6,106)	10,802	(5,667)
Trademarks and tradenames	486	(276)	473	(266)
Other	116	(67)	80	(69)
Total	$28,872	$(14,185)	$28,308	$(13,006)
Indefinite-lived:
IPR&D	$578	$—	$293	$—
The Company did not recognize any definite-lived intangible asset charges during the three and nine months ended January 27, 2023 and the three months ended January 28, 2022. During the nine months ended January 28, 2022, the Company recognized $409 million of definite-lived intangible asset charges in connection with MCS within the Cardiovascular Portfolio. Refer to Note 5 to the consolidated financial statements for additional information on what led to the impairment. Intangible asset impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Indefinite-lived intangible asset impairments were not significant for the three and nine months ended January 27, 2023 and January 28, 2022. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended January 27, 2023 and January 28, 2022 was $431 million and $432 million, respectively. Intangible asset amortization expense for the nine months ended January 27, 2023 and January 28, 2022 was $1.3 billion. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 27, 2023, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2023	$421
2024	1,653
2025	1,631
2026	1,617
2027	1,593
2028	1,542
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
The Company's effective tax rate for the three and nine months ended January 27, 2023 was 10.6% and 31.9%, respectively, as compared to 6.7% and 8.8% for the three and nine months ended January 28, 2022, respectively. The increase in our effective tax rate for the three months ended January 27, 2023, as compared to the three months ended January 28, 2022, primarily relates to the deferred tax impact associated with a step up in basis for Swiss Cantonal purposes recorded during the three months ended January 28, 2022. The increase in our effective tax rate for the nine months ended January 27, 2023, as compared to the nine months ended January 28, 2022 primarily relates to the $764 million net tax charge referenced above, and the deferred tax impact associated with a step up in basis for Swiss Cantonal purposes recorded during the prior fiscal year.

At January 27, 2023 and April 29, 2022, the Company's gross unrecognized tax benefits were $2.6 billion and $1.7 billion, respectively. In addition, the Company had accrued gross interest and penalties of $56 million at January 27, 2023. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.4 billion would impact the Company’s effective tax rate. At January 27, 2023 and April 29, 2022, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $1.7 billion and $802 million, respectively. The increase in the Company's gross unrecognized tax benefits, net of cash advance, was primarily due to an increase in unrecognized tax benefits relating to the Tax Court Opinion. During the three months ended January 27, 2023, the Company made a $300 million cash deposit with the Internal Revenue Service. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

repurchased with the proceeds from issuance of the potentially dilutive shares. Potentially dilutive ordinary shares include stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Numerator:
Net income attributable to ordinary shareholders	$1,222	$1,480	$2,579	$3,554
Denominator:
Basic – weighted average shares outstanding	1,330.2	1,343.7	1,329.6	1,344.4
Effect of dilutive securities:
Employee stock options	0.8	5.2	1.7	7.3
Employee restricted stock units	0.8	1.3	1.0	1.8
Employee performance share units	0.2	0.1	0.5	0.5
Diluted – weighted average shares outstanding	1,332.0	1,350.3	1,332.8	1,353.9
Basic earnings per share	$0.92	$1.10	$1.94	$2.64
Diluted earnings per share	$0.92	$1.10	$1.94	$2.63
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 28 million and 23 million ordinary shares for the three and nine months ended January 27, 2023, respectively, and 6 million and 4 million ordinary shares for the three and nine months ended January 28, 2022, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and nine months ended January 27, 2023 and January 28, 2022:

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Stock options	$15	$13	$64	$58
Restricted stock	44	45	123	139
Performance share units	14	13	65	63
Employee stock purchase plan	8	7	28	28
Total stock-based compensation expense	$81	$78	$280	$287

Cost of products sold	$8	$8	$28	$29
Research and development expense	9	9	31	32
Selling, general, and administrative expense	64	62	221	227
Total stock-based compensation expense	81	78	280	287
Income tax benefits	(14)	(13)	(50)	(51)
Total stock-based compensation expense, net of tax	$67	$65	$230	$236

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 27, 2023 and January 28, 2022:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Service cost	$19	$25	$12	$16
Interest cost	36	26	10	7
Expected return on plan assets	(56)	(57)	(16)	(16)
Amortization of net actuarial loss	5	16	1	5
Net periodic benefit cost	$4	$10	$7	$12

	U.S.		Non-U.S.
	Nine months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Service cost	$57	$75	$36	$48
Interest cost	108	78	30	21
Expected return on plan assets	(168)	(171)	(48)	(48)
Amortization of net actuarial loss	15	48	3	15
Net periodic benefit cost	$12	$30	$21	$36
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
Other comprehensive (loss) income before reclassifications	(94)	(20)	(449)	—	43	(520)
Reclassifications	18	—	—	2	(424)	(404)
Other comprehensive (loss) income	(76)	(20)	(449)	2	(382)	(924)
January 27, 2023	$(285)	$(2,619)	$392	$(771)	$92	$(3,189)

(in millions)	Unrealized Gain (Loss) on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 30, 2021	$92	$(519)	$(1,458)	$(1,347)	$(253)	$(3,485)
Other comprehensive income (loss) before reclassifications	(112)	(960)	1,254	10	364	556
Reclassifications	(2)	—	—	46	5	49
Other comprehensive income (loss)	(114)	(960)	1,254	56	369	605
January 28, 2022	$(22)	$(1,479)	$(204)	$(1,291)	$116	$(2,879)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the nine months ended January 27, 2023 and January 28, 2022 was a benefit of $22 million and $18 million, respectively. During the nine months ended

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

January 27, 2023, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $6 million. During the nine months ended January 28, 2022, there was no income tax on realized gains and losses on investment securities reclassified from AOCI. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the nine months ended January 27, 2023 and January 28, 2022, the income tax on cumulative translation adjustment was a benefit of $4 million.
During the nine months ended January 27, 2023 and January 28, 2022, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the nine months ended January 27, 2023 and January 28, 2022, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax benefit of $1 million and income tax expense of $3 million, respectively. During the nine months ended January 27, 2023 and January 28, 2022, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $8 million and $14 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the nine months ended January 27, 2023 and January 28, 2022 was an expense of $20 million and $51 million, respectively. During the nine months ended January 27, 2023 and January 28, 2022, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $98 million and $11 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating (income) expense, net or cost of products sold, and gains and losses on forward starting interest rate derivatives reclassified from AOCI are recognized within interest expense, net. Refer to Note 8 to the consolidated financial statements for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. The Company recognized no certain litigation charges during the three and nine months ended January 27, 2023, respectively, whereas the Company recognized $35 million and $95 million of certain litigation charges during the three and nine months ended January 28, 2022, respectively. At January 27, 2023 and April 29, 2022, accrued litigation was approximately $0.3 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

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
Colibri

The Company is a defendant in patent litigation brought by Colibri Heart Valve LLC (Colibri) in the U.S. District Court for the Central District of California. Colibri alleges infringement of one patent by the Company’s Evolut family of transcatheter aortic valve replacement devices. The patent asserted by Colibri has expired. On February 8, 2023, a jury returned a verdict against the Company for approximately $106 million. The Company has strong arguments to appeal the verdict and will file post-trial motions and, if necessary, appeals with the appropriate appellate courts. The Company has not recognized an expense in connection with this matter because it does not currently believe a loss is probable.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of February 1, 2023, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of February 17, 2023, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 6,070 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 5,950 plaintiffs have filed lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 470 plaintiffs have filed lawsuits in a coordinated action in Minnesota state court, and there are approximately 280 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Diabetes Pump Retainer Ring Litigation

Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of February 17, 2023, 60 individual plaintiffs have filed lawsuits, and certain plaintiffs’ law firms have notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Environmental Proceedings
The Company is a successor to several investigation and cleanup actions at various stages related to environmental remediation matters at a number of sites, including in Orrington, Maine. These projects relate to a variety of activities, including removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of site cleanup and timing of future cash flows is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.

The Company is also a successor to a party named in a lawsuit filed in the U.S. District Court for the District of Maine in the early 2000’s by the Natural Resources Defense Council and the Maine People’s Alliance relating to mercury contamination of the Penobscot River and Bay and options for remediating such contamination. In March 2021, the parties notified the court that they had agreed on a settlement in principle of all issues in this matter, and in September 2022 the parties filed a joint motion for final approval by the court. The court has conditionally approved the settlement and the parties are awaiting issuance of the final court order approving the settlement. The conditional court approval did not result in a change to the Company's previous accrual for this matter.
The Company's accrued expenses for these various environmental proceedings are included within accrued litigation as discussed above.
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
Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on its U.S. federal income tax returns through fiscal year 2019.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

17. Segment and Geographic Information
Segment disclosures are on a performance basis consistent with internal management reporting. Net sales of the Company's reportable segments include end-customer revenues from the sale of products the segment develops, manufactures, and distributes. The Company’s management evaluates performance of the segments and allocates resources based on net sales and segment operating profit. Segment operating profit represents income before income taxes, excluding interest income or expense, amortization of intangible assets, centralized distribution costs, non-operating income or expense items, certain corporate charges, and other items not allocated to the segments.
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
There were no changes to the reportable segments during the quarter ended January 27, 2023. The Company's four principal operating and reportable segments are as follows: Cardiovascular Portfolio, Medical Surgical Portfolio, Neuroscience Portfolio, and Diabetes Operating Unit.
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cardiovascular	$1,034	$1,077	$3,037	$3,333
Medical Surgical	748	923	2,104	2,746
Neuroscience	897	903	2,587	2,753
Diabetes	106	161	279	450
Segment operating profit	2,784	3,064	8,008	9,282
Interest expense, net	(167)	(137)	(449)	(410)
Other non-operating income, net	149	67	342	244
Amortization of intangible assets	(431)	(432)	(1,275)	(1,298)
Corporate	(523)	(483)	(1,339)	(1,347)
Centralized distribution costs	(264)	(401)	(886)	(1,382)
Restructuring and associated costs	(104)	(78)	(275)	(237)
Acquisition-related items	(24)	60	(61)	54
Certain litigation charges, net	—	(35)	—	(95)
RCS impairments / costs	(10)	—	(109)	—
MCS impairments / costs	—	—	—	(726)
IPR&D charges	—	(11)	—	(101)
Medical device regulations	(37)	(25)	(107)	(70)
Exit of business	—	—	(37)	—
Income before income taxes	$1,375	$1,589	$3,813	$3,915

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 27, 2023 and January 28, 2022 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Ireland	$23	$24	$70	$76

United States	4,062	3,939	11,897	12,038
Rest of world	3,642	3,800	10,715	11,483
Total other countries, excluding Ireland	7,704	7,739	22,612	23,521
Total	$7,727	$7,763	$22,682	$23,597

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 29, 2022. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 27, 2023. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The global healthcare system is continuing to respond to the challenges posed by the COVID-19 pandemic ("COVID-19" or the "pandemic"), including the impact on China and Japan in the third quarter of fiscal year 2023. Several of our businesses continued to be affected by the pandemic, including the impacts of healthcare system staffing shortages on procedural volumes, and, in the first quarter of fiscal year 2023, the COVID-19 lockdowns in China, which continued through the end of May. In addition to the impacts of the pandemic, certain businesses continue to be impacted by supply chain disruptions that began during the fourth quarter of fiscal year 2022. We cannot predict with confidence the duration and severity of the pandemic and its impact on global procedure volumes. We expect medical procedure rates may continue to vary by therapy and country and to be impacted by regional COVID-19 case volumes, vaccine and booster immunization rates, and new COVID-19 variants. Additionally, we cannot predict the impact further healthcare system staffing shortages will have on procedural volumes, and the impact certain supply chain disruptions will have on the business.

The following is a summary of revenue and diluted earnings per share for the three months ended January 27, 2023 and January 28, 2022, and operating cash flow for the nine months ended January 27, 2023 and January 28, 2022:

REVENUE

(in billions)

$7.7
$7.8
January 27, 2023
January 28, 2022

DILUTED EPS

GAAP
Non-GAAP
$0.92
$1.30
$1.10
$1.36
January 27, 2023
January 28, 2022

OPERATING CASH FLOW

(in billions)

$3.6
$5.3
January 27, 2023
January 28, 2022

$7.7B
GAAP

Revenue decreased due to unfavorable currency impact across all portfolios, partially offset by growth in certain product lines and businesses, including Micra, Transcatheter Aortic Valves, Core Spine in the U.S., and Diabetes in international markets.

$0.92
GAAP

Diluted EPS decreased $0.18 or 16% primarily due to the decrease in net sales and increased cost of products sold as a percentage of sales driven by increased labor, material, and freight costs.

$1.30
Non-GAAP

Non-GAAP Diluted EPS decreased $0.06 or 4% primarily due to similar drivers as noted for GAAP diluted EPS.

$3.6B
GAAP

Operating cash flow decreased $1.7 billion primarily driven by the decrease in cash collected from customers and increased inventory spend, partially offset by a decrease in cash paid to employees due to lower annual incentive payouts for prior year performance versus the comparative period.

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
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended January 27, 2023 and January 28, 2022:

	Three months ended January 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,375	$146	$1,222	$0.92	10.6%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	104	21	83	0.06	20.2
Acquisition-related items (2)	24	4	20	0.02	16.7
(Gain)/loss on minority investments (3)	(8)	—	(8)	(0.01)	—
Medical device regulations (4)	37	7	31	0.02	18.9
Amortization of intangible assets	431	65	367	0.28	15.1
RCS impairments / costs (5)	10	1	9	0.01	10.0
Certain tax adjustments, net	—	(3)	3	—	—
Non-GAAP	$1,973	$239	$1,727	$1.30	12.1%

	Three months ended January 28, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,589	$106	$1,480	$1.10	6.7%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	78	15	63	0.05	19.2
Acquisition-related items (2)	(60)	—	(61)	(0.04)	—
Certain litigation charges	35	9	27	0.02	25.7
(Gain)/loss on minority investments (3)	2	(1)	3	—	(50.0)
Medical device regulations (4)	25	5	20	0.01	20.0
Amortization of intangible assets	432	67	365	0.27	15.5
Certain tax adjustments, net (6)	—	59	(59)	(0.04)	—
Non-GAAP	$2,101	$260	$1,838	$1.36	12.4%
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
(5)Associated costs as a result of the anticipated sale of half of the Company's Renal Care Solutions (RCS) business related to the May 25, 2022 agreement with DaVita Inc.
(6)The tax benefit primarily relates to the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes which is partially offset by the amortization on previously established deferred tax assets from intercompany intellectual property transactions.

The tables below present our GAAP to Non-GAAP reconciliations for the nine months ended January 27, 2023 and January 28, 2022:

	Nine months ended January 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,813	$1,218	$2,579	$1.94	31.9%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	275	55	219	0.16	20.0
Acquisition-related items (2)	61	18	43	0.03	29.5
(Gain)/loss on minority investments (3)	(23)	—	(23)	(0.02)	—
Medical device regulations (4)	107	20	87	0.07	18.7
Amortization of intangible assets	1,275	194	1,082	0.81	15.2
RCS impairments / costs (5)	109	3	106	0.08	2.8
Debt redemption premium and other charges (6)	53	11	42	0.03	20.8
Exit of business (7)	37	—	37	0.03	—
Certain tax adjustments, net (8)	—	(783)	783	0.59	—
Non-GAAP	$5,706	$736	$4,953	$3.72	12.9%

	Nine months ended January 28, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,915	$346	$3,554	$2.63	8.8%
Non-GAAP Adjustments:
Restructuring and associated costs (1)	237	46	191	0.14	19.4
Acquisition-related items (2)	(54)	3	(57)	(0.04)	(5.6)
Certain litigation charges	95	17	78	0.06	17.9
(Gain)/loss on minority investments (3)	(23)	(1)	(19)	(0.01)	4.3
Medical device regulations (4)	70	14	56	0.04	20.0
Amortization of intangible assets	1,298	205	1,093	0.81	15.8
MCS impairment / costs (9)	726	162	564	0.42	22.3
Certain tax adjustments, net (10)	—	(10)	10	0.01	—
Non-GAAP	$6,264	$782	$5,470	$4.04	12.5%
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
(6)The charges relate to the early redemption of approximately $2.3 billion of debt and were recorded within interest expense, net within the consolidated statements of income.
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
(9)The charges relate to the Company’s June 2021 decision to stop the distribution and sale of the Medtronic HVAD System within the Mechanical Circulatory Support Operating Unit (MCS). The charges included $515 million of non-cash impairments, primarily related to $409 million of intangible asset impairments, as well as $211 million for commitments and obligations in connection with the decision, including customer support obligations, restructuring, and other associated costs. Medtronic is committed to serving the needs of patients currently implanted with the HVAD System.
(10)The charge primarily relates to the amortization on previously established deferred tax assets from intercompany intellectual property transactions and a charge related to a change in the Company's permanent reinvestment assertion on certain historical earnings, which are partially offset by the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes.
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

	Nine months ended
(in millions)	January 27, 2023	January 28, 2022
Net cash provided by operating activities	$3,579	$5,289
Additions to property, plant, and equipment	(1,081)	(979)
Free cash flow	$2,498	$4,310
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for the three months ended January 27, 2023 and January 28, 2022:

The table below illustrates net sales by segment and division for the three and nine months ended January 27, 2023 and January 28, 2022:

	Three months ended			Nine months ended
(in millions)	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Cardiac Rhythm & Heart Failure	$1,431	$1,402	2%	$4,255	$4,356	(2)%
Structural Heart & Aortic	760	740	3	2,259	2,277	(1)
Coronary & Peripheral Vascular	581	603	(4)	1,744	1,829	(5)
Cardiovascular	2,772	2,745	1	8,257	8,462	(2)
Surgical Innovations	1,425	1,519	(6)	4,162	4,570	(9)
Respiratory, Gastrointestinal, & Renal	712	771	(8)	2,047	2,341	(13)
Medical Surgical	2,137	2,290	(7)	6,208	6,910	(10)
Cranial & Spinal Technologies	1,128	1,102	2	3,253	3,292	(1)
Specialty Therapies	699	633	10	2,052	1,908	8
Neuromodulation	420	409	3	1,244	1,285	(3)
Neuroscience	2,248	2,144	5	6,549	6,484	1
Diabetes	570	584	(2)	1,667	1,741	(4)
Total	$7,727	$7,763	(1)%	$22,682	$23,597	(4)%
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended January 27, 2023 and January 28, 2022:

The table below includes net sales by market geography for each of our segments for the three and nine months ended January 27, 2023 and January 28, 2022:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Cardiovascular	$1,375	$1,297	6%	$859	$935	(8)%	$538	$513	5%
Medical Surgical	965	990	(3)	760	812	(6)	412	488	(16)
Neuroscience	1,507	1,397	8	401	431	(7)	341	316	8
Diabetes	215	255	(16)	274	261	5	80	68	18
Total	$4,062	$3,939	3%	$2,294	$2,438	(6)%	$1,371	$1,385	(1)%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Nine months ended			Nine months ended			Nine months ended
(in millions)	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Cardiovascular	$4,097	$4,090	—%	$2,553	$2,886	(12)%	$1,607	$1,486	8%
Medical Surgical	2,713	2,950	(8)	2,246	2,521	(11)	1,250	1,439	(13)
Neuroscience	4,437	4,237	5	1,189	1,330	(11)	923	918	1
Diabetes	650	760	(14)	792	780	2	226	201	12
Total	$11,897	$12,038	(1)%	$6,779	$7,517	(10)%	$4,006	$4,043	(1)%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The decline in net sales for three and nine months ended January 27, 2023, as compared to the corresponding period in the prior fiscal year, was driven primarily by unfavorable currency impact, sales in China due to volume-based procurement tenders and the impact of COVID-19 resurgence, as well as supply chain challenges in certain businesses, particularly in the first quarter of fiscal year 2023. For the three months ended January 27, 2023, currency had an unfavorable impact on emerging markets and non-U.S. developed markets of $89 million and $290 million, respectively. For the nine months ended January 27, 2023, currency had an unfavorable impact on emerging markets and non-U.S. developed markets of $190 million and $995 million, respectively. The decline in net sales for the three and nine months ended January 27, 2023 was partially offset by growth in certain product lines and businesses, including Micra, Transcatheter Aortic Valve replacements (TAVR), Core Spine in the U.S., and Diabetes in international markets.
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
•The uncertain and uneven impact of COVID-19 on future procedural volumes, supply constraints including certain electronic components and semiconductors, healthcare staffing in certain regions, and resulting impacts on demand for our products and therapies; and
•The potential impact that sanctions and other measures being imposed in response to the Russia-Ukraine conflict could have on revenue and supply chain. The financial impact of the conflict in the third quarter of fiscal year 2023, including on accounts receivable and inventory reserves, was not material, and for the three and nine months ended January 27, 2023, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.

Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and nine months ended January 27, 2023 were $2.8 billion and $8.3 billion, respectively, an increase of 1 percent and decrease of 2 percent, respectively, compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $152 million and $467 million on net sales for the three and nine months ended January 27, 2023. The net sales increase for the three months ended January 27, 2023 was primarily due to strong performance of Micra, TAVR and Diagnostics, partially offset by unfavorable currency impact. The net sales decrease for the nine months ended January 27, 2023 was primarily driven by unfavorable currency impact and supply chain challenges in certain businesses.

The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended January 27, 2023 and January 28, 2022:

Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and nine months ended January 27, 2023 increased 2 percent and decreased 2 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For the three months ended January 27, 2023 the net sales increase was driven by continued adoption of Micra AV, TYRX antibacterial envelopes, LINQ II implants, and growth from Arctic Front cryoablation catheters in the U.S. The net sales declines for the nine months ended January 27, 2023 were driven by unfavorable currency partially offset by increases from continued adoption of Micra AV, TYRX antibacterial envelopes, and LINQ II implants. Additionally, Cardiac Ablation Solutions net sales for the nine months ended January 27, 2023 were negatively impacted by competitive pressures in Western Europe, as well as the pending volume-based procurement (VBP) in China.

Structural Heart & Aortic (SHA) net sales for the three and nine months ended January 27, 2023 increased 3 percent and decreased 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales for the three and nine months ended January 27, 2023 were driven by growth in transcatheter aortic valve replacement (TAVR), including the U.S. launch of Evolut FX TAVR system. Net sales for the nine months ended January 27, 2023 were negatively impacted by a field corrective action with the Harmony Transcatheter Pulmonary Valve and Delivery Catheter System, currency impacts, staffing shortages, and supply shortages of contrast.

Coronary & Peripheral Vascular (CPV) net sales for the three and nine months ended January 27, 2023 decreased 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales declines were driven by unfavorable currency, partially offset by strong demand combined with improved product availability of the SpiderFX embolic protection device (EPD) and strong performance of our superficial venous product portfolio, including the VenaSeal system. Net sales for the nine months ended January 27, 2023 were also impacted by market procedural volumes in Coronary remaining below pre-COVID levels in several major markets, headwinds related to U.S. hospital contrast shortages early in the first quarter of fiscal year 2023, and declines in Peripheral Vascular Health due to competitors re-entering the market and supply chain challenges.
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
•Continued acceptance and growth from the Azure XT and S SureScan pacing systems and the 3830 lead. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity. The 3830 lead, previously labeled for His-bundle pacing, has now been expanded to include left bundle branch area pacing.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices.
•Continued acceptance and expansion of the LINQ II cardiac monitor. During the third quarter of fiscal year 2022, we launched two AccuRhythm AI algorithms on the LINQ II platform to significantly reduce false positive alerts for Atrial Fibrillation and pause episodes while retaining sensitivity for true positive detection and reduce clinic workload and burden. AccuRhythm AI launched in Europe during the first quarter of fiscal year 2023.
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
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). The product was launched under limited market release in the first quarter of fiscal year 2023 with full market release in the third quarter of fiscal year 2023. IN.PACT 018 is used in endovascular therapies to treat femoropopliteal disease.
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

Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and nine months ended January 27, 2023 were $2.1 billion and $6.2 billion, respectively, a decrease of 7 percent and 10 percent, respectively, compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $117 million and $380 million on net sales for the three and nine months ended January 27, 2023, respectively. The net sales decrease for both periods was primarily driven by unfavorable currency impact, provincial volume-based procurement (VBP) stapling tenders in China, and a decline in ventilator sales due to the high COVID-19 demand in the corresponding period in the prior fiscal year. Supply chain disruptions, particularly in Surgical Innovations, also contributed to the net sales decrease for the nine months ended January 27, 2023.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended January 27, 2023 and January 28, 2022:
Surgical Innovations (SI) net sales for the three and nine months ended January 27, 2023 decreased 6 percent and 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The decrease for the three months ended January 27, 2023 was predominantly attributable to declines in Advanced Stapling primarily driven by provincial VBP stapling tenders in China. The decrease for the nine months ended January 27, 2023 was led by Advanced Surgical Instruments, driven by global supply chain challenges, including resins, semiconductors, and packaging trays, which impacted energy and stapling products, and provincial VBP stapling tenders and COVID-19 lockdowns in China. Global product availability has improved during the most recent quarter.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for the three and nine months ended January 27, 2023 decreased 8 percent and 13 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The decrease for three and nine months ended January 27, 2023 was largely due to declines in ventilator demand when compared to the corresponding period in the prior fiscal year as demand dropped below pre-pandemic levels, as well as declines in RCS driven by product availability challenges. These declines were partially offset by growth in Gastrointestinal driven by strength in sales of GI Genius.
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
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on the treatment of overactive bladder, urinary retention, fecal incontinence, as well as products to treat ear, nose, and throat (ENT), and therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents and flow diversion products. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and nine months ended January 27, 2023 were $2.2 billion and $6.5 billion, respectively, an increase of 5 percent and 1 percent, respectively, compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $78 million and $227 million on net sales for the three and nine months ended January 27, 2023, respectively. The net sales increase for the three and nine months ended January 27, 2023, was primarily due to growth in U.S. Core Spine, Neurovascular, ENT, and continued supply risk mitigation, partially offset by unfavorable currency impact and supply chain challenges in certain businesses.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended January 27, 2023 and January 28, 2022:
Cranial and Spinal Technologies (CST) net sales for the three and nine months ended January 27, 2023 increased 2 percent and decreased 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For the three months ended January 27, 2023, the growth was driven by increased sales of Core Spine products in the U.S. including the Aible ecosystem of spine products, with a partial offset due to supply constraints within Biologics. The net sales increase was also attributable to strong sales of StealthStation Navigation and Midas Rex powered surgical instruments. For the nine months ended January 27, 2023, the net sales decrease was driven by unfavorable currency impact and Biologics, which experienced supply chain challenges.
Specialty Therapies (Specialty) net sales for the three and nine months ended January 27, 2023 increased 10 percent and 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was driven by growth in hemorrhagic and ischemic stroke, flow diversion and access delivery products. The net sales increase was also driven by benefits from the recent May 2022 acquisition of Intersect ENT. For the nine months ended January 27, 2023, the growth in ENT was partially offset by supply chain disruption in disposables.
Neuromodulation (NM) net sales for the three and nine months ended January 27, 2023 increased 3 percent and decreased 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. For the three months ended January 27, 2023, the net sales increase was driven by growth within Pain Stim and, to a lesser extent, Targeted Drug Delivery. For the nine months ended January 27, 2023, declines were largely due to declines of Brain Modulation replacement devices and supply chain challenges in Interventional which has recently seen improvements in product availability.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
•Continued adoption and growth of our integrated solutions through the Aible offering, which integrates spinal implants with enabling technologies (StealthStation, O-arm Imaging Systems, and Midas), Mazor robotics, and AI-driven technology acquired from Medicrea for surgical planning and personalized spinal implants.
•Market acceptance and continued global adoption of innovative new spine products and procedural solutions within our CST operating unit, such as our Infinity OCT System and Prestige LP cervical disc system, as well as continued growth from spine titanium interbody implants.
•Continued acceptance and growth of our ENT and Pelvic Health therapies, including our InterStim therapy with InterStim X, InterStim II, and InterStim Micro and neurostimulators for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence, and capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system.

•Strengthening our position in the ENT market as a result of the May 2022 acquisition of Intersect ENT, a global ENT medical technology leader. The acquisition expands Neuroscience's portfolio of products used during ENT procedures and combined with the Company's navigation, powered instruments, and existing tissue health products, offers a broader suite of solutions to assist surgeons treating patients who suffer from chronic rhinosinusitis (CRS).
•Continued acceptance and growth of the Solitaire FR revascularization device for treatment of acute ischemic stroke and our React Catheter and Riptide aspiration system.
•Continued growth of Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.
•Market acceptance and continued global adoption of our Intellis spinal cord stimulator and DTM proprietary waveform to treat chronic pain in major markets around the world.
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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our closed-loop Percept RC device with adaptive DBS (aDBS) and Inceptiv Neurostimulator, as well as our hemorrhagic stroke intravascular device, and our next-generation spine enabling technologies.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, consumables, and smart insulin pen systems. Diabetes' net sales for the three and nine months ended January 27, 2023 were $570 million and $1.7 billion, a decrease of 2 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Currency had an unfavorable impact of $33 million and $113 million on net sales for the three and nine months ended January 27, 2023, respectively. The decrease in net sales for both periods was primarily driven by unfavorable currency impacts and declines in the U.S. The net sales declines were partially offset by strong international growth primarily driven by the continued international expansion of the MiniMed 780G insulin pump system and integrated CGM.
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

•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but are not limited to, our MiniMed 780G insulin pump, the Guardian 4 sensor, and our next-generation sensor Simplera, which have been submitted to the U.S. FDA.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and nine months ended January 27, 2023 and January 28, 2022:
Cost of Products Sold We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network. Cost of products sold for the three and nine months ended January 27, 2023 was $2.7 billion and $7.7 billion, respectively, as compared to $2.5 billion and $7.6 billion for the corresponding periods in the prior fiscal year. The increase in cost of products sold as a percentage of net sales was primarily attributable to increased labor and direct material manufacturing costs, predominantly due to inflationary pressures and supply chain challenges as well as increased freight due to higher fuel costs and expedited shipments for backorders resulting from supply chain challenges. The nine months ended January 28, 2022 included $58 million of inventory write-downs associated with our June 2021 decision to stop the distribution and sale of Medtronic's HVAD System (MCS charges). Looking forward, our cost of products sold likely will be further negatively impacted by inflation, supply chain challenges, and higher labor and direct material costs.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve patient needs to improve care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three and nine months ended January 27, 2023 was $688 million and $2.1 billion, respectively, as compared to $668 million and $2.1 billion for the corresponding periods in the prior fiscal year. The nine months ended January 28, 2022 included $101 million of acquisitions of, and license payments for, technology not yet approved by regulators, primarily in our Diabetes segment.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and restructuring expenses. Selling, general, and administrative expense for the three and nine months ended January 27, 2023 was $2.6 billion and $7.8 billion, respectively as compared to $2.6 billion and $7.7 billion for the corresponding periods in the prior fiscal year. The increase in selling, general, and administrative expense as a percentage of net sales was primarily driven by increased sales incentives, employee travel as compared to the corresponding period in the prior fiscal year when travel was limited, and to a lesser extent by net sales declines.

The following is a summary of other costs and expenses (income):

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Amortization of intangible assets	$431	$432	$1,275	$1,298
Restructuring charges, net	38	12	81	32
Certain litigation charges, net	—	35	—	95
Other operating (income) expense, net	(125)	(63)	(187)	719
Other non-operating income, net	(149)	(67)	(342)	(244)
Interest expense, net	167	137	449	410
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net For the three and nine months ended January 27, 2023 and January 28, 2022, restructuring costs primarily related to Enterprise Excellence and Simplification restructuring programs, both of which the Company expects to be substantially completed by the end of this fiscal year. Further program details are described in Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2022. In total, the Company expects it will recognize charges of approximately $1.8 billion for Enterprise Excellence and approximately $450 million for Simplification. Charges recognized within restructuring charges, net primarily comprise of employee termination benefits for the referenced programs.
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
For the three months ended January 27, 2023, the change in other operating (income) expense, net was primarily driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net gain of $134 million as compared to a net gain of $42 million for the corresponding period in the prior year. The three months ended January 28, 2022 also included $81 million of income related to changes in the fair value of contingent consideration.
For the nine months ended January 27, 2023, the change in other operating (income) expense, net was primarily driven by MCS charges recorded during nine months ended January 28, 2022. The charges of $668 million primarily included $409 million of intangible asset impairments and $211 million for commitments and obligations, including customer support obligations, restructuring, and other associated costs. Additionally, the change was driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net gain of $353 million combined for the nine months ended January 27, 2023 as compared to a net gain of $6 million for the corresponding period in the prior year. During the nine months ended January 27, 2023, the Company also recorded non-cash pre-tax charges of $81 million, primarily related to impairment of goodwill, as a result of the anticipated sale of half of the Company's RCS business, related to the May 25, 2022 agreement with DaVita Inc.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three and nine months ended January 27, 2023, the increase in other non-operating income, net is primarily attributable to an increase in interest income, partially offset by reduced gains on our equity method and minority investment portfolios. Interest income was $118 million and $246 million for the three and nine months ended January 27, 2023, respectively, and $45 million and $134 million for the three and nine months ended January 28, 2022, respectively. Gains on equity method and minority investments were $7 million and $22 million for the three and nine months ended January 27, 2023, respectively, compared to a loss of $3 million and gain of $36 million for the three and nine months ended January 28, 2022, respectively.

Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of amounts excluded from the effectiveness assessment of certain net investment hedges, and charges recognized in connection with the early redemption of senior notes.
For the three and nine months ended January 27, 2023, the increase in interest expense, net was primarily due to the Company's outstanding commercial paper balance and the issuance of four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.5 billion in September 2022. Additionally, for the nine months ended January 27, 2023, the increase is due to the $53 million charge incurred as a result of the early redemption of approximately $2.3 billion of senior notes, during the three months ended July 29, 2022. Partially offsetting the increase for the three and nine months was $26 million and $74 million, respectively, in after-tax unrealized gains representing amounts excluded from the effectiveness assessment of certain net investment hedges.
INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Income tax provision	$146	$106	$1,218	$346
Income before income taxes	1,375	1,589	3,813	3,915
Effective tax rate	10.6%	6.7%	31.9%	8.8%

Non-GAAP income tax provision	$239	$260	$736	$782
Non-GAAP income before income taxes	1,973	2,101	5,706	6,264
Non-GAAP Nominal Tax Rate	12.1%	12.4%	12.9%	12.5%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	1.5%	5.7%	(19.0)%	3.7%
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
Our effective tax rate for the three and nine months ended January 27, 2023 was 10.6% and 31.9%, respectively, as compared to 6.7% and 8.8% for the three and nine months ended January 28, 2022, respectively. The increase in our effective tax rate for the three months ended January 27, 2023, as compared to the three months ended January 28, 2022, primarily relates to the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes recorded during the three months ended January 28, 2022. The increase in our effective tax rate for the nine months ended January 27, 2023 as compared to the nine months ended January 28, 2022, primarily relates to the $764 million net tax charge referenced above, and the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes recorded during the prior fiscal year.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 27, 2023 was 12.1% and 12.9%, as compared to 12.4% and 12.5% for the three and nine months ended January 28, 2022, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to year-over-year changes in operational results by jurisdiction, and the year-over-year decrease in stock based compensation benefits, which were offset by the benefits from the finalization of certain income tax returns and statute of limitation lapses. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 27, 2023 of approximately $20 million and $57 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of January 27, 2023 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.

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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 27, 2023	January 28, 2022
Cash provided by (used in):
Operating activities	$3,579	$5,289
Investing activities	(3,018)	(1,930)
Financing activities	(70)	(3,387)
Effect of exchange rate changes on cash and cash equivalents	317	(87)
Net change in cash and cash equivalents	$808	$(114)
Operating Activities The $1.7 billion decrease in net cash provided was primarily driven by a decrease in cash collected from customers, an increase in cash paid for income taxes and an increase in spend on inventory. The decrease in net cash was partially offset by a decrease in cash paid to employees. The decrease in cash collected from customers was primarily related to timing of sales, slower collections and supply chain challenges, as compared to the corresponding period in the prior fiscal year. The increase in cash paid for income taxes in the nine months ended January 27, 2023, was due to estimated income tax payments including a cash deposit associated with the Tax Court Opinion, and the increase in spend for inventory was due to inflationary impacts to direct labor and material costs. Cash paid to employees decreased due to lower annual incentive plan payouts for prior year performance compared to the corresponding period in the prior fiscal year. For more information about the tax cash deposit paid, refer to Note 11 to the current period's consolidated financial statements.
Investing Activities The $1.1 billion increase in cash used was primarily attributable to an increase in cash paid for acquisitions of $1.8 billion, partially offset by a decrease in net purchases of investments of $704 million, as compared to the corresponding period in the prior fiscal year. For more information on the aforementioned acquisitions, refer to Note 4 to the current's period's consolidated financial statements.
Financing Activities There was a $3.3 billion decrease in net cash used during the nine months ended January 27, 2023, as compared to the corresponding period in the prior fiscal year. In the second quarter of fiscal year 2023, the Company issued four tranches of Euro-denominated Senior Notes of approximately $3.4 billion. The Company used a portion of the net proceeds to repay at maturity €750 million of Medtronic Luxco Senior Notes for $772 million of total consideration in December 2022. Additionally, the Company had $625 million of commercial paper that was issued and outstanding at the end of the current period. In the first quarter of fiscal year 2023, the Company issued short-term borrowings of approximately $2.3 billion under the Fiscal 2023 Loan Agreement and used the proceeds to fund the early redemption of senior notes for total consideration of $2.3 billion. For more information on the issuance and payment of the senior notes, commercial paper, and Term Loan and redemption of senior notes, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at January 27, 2023 was $28.1 billion as compared to $24.1 billion at April 29, 2022. The increase in total debt was driven by issuance of Euro-denominated Senior Notes of $3.4 billion and commercial paper outstanding of $625 million, offset by fluctuations in exchange rates and repayment of Euro-denominated Senior Notes of $772 million.
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

In September 2022, we issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.5 billion, with maturities ranging from fiscal year 2026 to 2035, resulting in cash proceeds of approximately €3.5 billion, net of discounts and issuance costs. The Company used a portion of the net proceeds to repay at maturity €750 million of 0.000% Medtronic Luxco Senior Notes for $772 million of total consideration in December 2022. The Company intends to use the remaining proceeds to repay at maturity €1.5 billion of 0.375% Medtronic Luxco Senior Notes and €1.25 billion of 0.000% Medtronic Luxco Senior Notes in March 2023.

We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the nine months ended January 27, 2023, the Company repurchased a total of 5 million shares under this program at an average price of $93.24. At January 27, 2023, we had approximately $2.5 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2022.
Liquidity
Our liquidity sources at January 27, 2023 included $4.5 billion of cash and cash equivalents and $6.6 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, certificates of deposits, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At January 27, 2023 and April 29, 2022, we had $625 million and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2027. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At January 27, 2023 and April 29, 2022, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	January 27, 2023	April 29, 2022
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at January 27, 2023 were unchanged as compared to the ratings at April 29, 2022. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.

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
GOODWILL
We assess goodwill and indefinite-lived intangible assets for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. There were no impairments of goodwill in the current period as a result of the annual impairment test. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Refer to our Other Operating (Income) Expense, Net section for further details on impairment charges in the current fiscal year. Further adverse changes to macroeconomic conditions or significant changes to our current and future expected financial performance could lead to goodwill or intangible asset impairment charges in future periods, and such charges could be material to our results of operations.
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
As of January 27, 2023, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)

The following tables present summarized results of operations for the nine months ended January 27, 2023 and summarized balance sheet information at January 27, 2023 and April 29, 2022 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the nine months ended January 27, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,852	$—
Operating profit (loss)	702	(74)
Loss before income taxes	(272)	(994)
Net loss attributable to Medtronic	(836)	(986)
The summarized balance sheet information at January 27, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$23,665	$9,981
Total noncurrent assets(4)	5,857	1,999
Total current liabilities(5)	36,531	28,072
Total noncurrent liabilities(6)	57,260	64,101
Noncontrolling interests	177	177
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
(3)Includes receivables due from non-guarantor subsidiaries of $20.1 billion and $7.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $21 million and $2.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $28.5 billion and $21.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $33.0 billion and $46.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 27, 2023 and April 29, 2022 was $19.6 billion and $13.8 billion, respectively. At January 27, 2023, these contracts were in a net unrealized gain position of $58 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 27, 2023 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

Increase (decrease)
(in millions)	January 27, 2023
10% appreciation in the U.S. dollar	$1,384
10% depreciation in the U.S. dollar	(1,384)
Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 27, 2023 was comprised of debt predominantly denominated in U.S. dollars, Euros, and Yen, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at January 27, 2023, would have the following impact on the fair value of these instruments:

Increase (decrease)
(in millions)	January 27, 2023
10 basis point increase in interest rates	$66
10 basis point decrease in interest rates	(66)

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2023:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
10/29/2022-11/25/2022	116,800	$85.25	116,800	$2,521,478,383
11/26/2022-12/30/2022	359,025	78.02	359,025	2,493,468,242
12/31/2022-1/27/2023	317,725	79.57	317,725	2,468,187,908
Total	793,550	$79.70	793,550	$2,468,187,908
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the third quarter of fiscal year 2023, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the third quarter of fiscal year 2023 ending January 27, 2023, in the normal course of business and consistent with Office of Foreign Assets Control authorizations as in effect at the time, Medtronic Russia filed one notification with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. This activity did not directly result in any revenues or profits for Medtronic. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.

Item 6. Exhibits

(a)	Exhibits
	10.1	Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022.
	10.2	Annex I to Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	March 1, 2023	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)