Form 10-K
period 2023-04-28
Medtronic plc
filed 2023-06-22
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 28, 2023.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 28, 2022, based on the closing price of $86.82 as reported on the New York Stock Exchange: approximately $115.5 billion. Number of Ordinary Shares outstanding on June 16, 2023: 1,330,405,428

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual General Meeting are incorporated by reference into Part III hereof.

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
•public health crises;
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
Our Mission — to alleviate pain, restore health, and extend life — empowers insight-driven care and better outcomes for our world. We remain committed to being recognized as a company of dedication, honesty, integrity, and service. Building on this strong foundation, we are embracing our role as a healthcare technology leader and evolving our business strategy in four key areas:
•Leveraging our pipeline to accelerate revenue growth: The combination of our good end markets, recent product launches and robust pipeline is expected to continue accelerating our growth over both the near-and long-term. We aim to bring inventive and disruptive technology to large healthcare opportunities which enables us to better meet patient needs. Patients around the world deserve access to our life-saving products, and we are driven to use our local presence and scale to increase the adoption of our products and services in markets around the globe.
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

Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division includes the following Operating Units: Cardiac Rhythm Management; Cardiac Ablation Solutions; and Cardiovascular Diagnostics and Services. The division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, and information systems for the management of patients with Cardiac Rhythm & Heart Failure devices. Principal products and services offered include:
•Implantable cardiac pacemakers including the Azure MRI SureScan, Adapta, Advisa MRI SureScan, and the Micra Transcatheter Pacing System. The Micra Transcatheter Pacing System, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker, includes the Micra VR and the Micra AV device families. Both of these pacemakers treat patients with atrioventricular block.
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
•Cardiac ablation products include a full suite of electrophysiology solutions to treat patients with arrhythmias, including paroxysmal and persistent AF. The portfolio includes the Arctic Front Advanced Cardiac Cryoablation System, the DiamondTemp Ablation system, a temperature controlled, irrigated radiofrequency ablation system, Sphere 9 catheter, the first of its kind with high density mapping capabilities combined with radio frequency and pulsed field energies to deliver ablation lesions, and Affera Mapping and Navigation System with Prism-1 software aimed at integrating clinical information to improve patient outcomes.
•Insertable cardiac monitoring systems, including the Reveal LINQ and LINQ II. These devices are for patients who experience transient symptoms such as dizziness, palpitation, syncope (fainting) and chest pain, which may indicate a cardiac arrhythmia that requires long-term monitoring or ongoing management. The LINQ II device offers improved device longevity, remote programming, unmatched accuracy and a streamlined workflow with AccuRhythm AI algorithms to reduce clinic workload and data burden.
•TYRX products, including the Cardiac and Neuro Absorbable Antibacterial Envelopes, which are designed to stabilize electronic implantable devices and help prevent infection associated with implantable pacemakers and defibrillators.
•Remote monitoring services and patient-centered software to enable efficient care coordination as well as services related to hospital operational efficiency.
•Medtronic stopped the distribution and sale of the HVAD System in June 2021. We continue a support program for patients with HVAD devices, and for caregivers and healthcare professionals who participate in their care.

Structural Heart & Aortic
Our Structural Heart & Aortic division includes the following Operating Units: Structural Heart & Aortic and Cardiac Surgery. The division includes therapies to treat heart valve disorders and aortic disease. Our devices include products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, surgical ablation products, and comprehensive line of products and therapies to treat aortic disease, such as aneurysms, dissections, and transections. Principal products offered include:
•CoreValve family of aortic valves, including the Evolut PRO, Evolut PRO+, Evolut FX TAVR systems for transcatheter aortic valve replacement.
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
•Transcatheter Pulmonary Valves, including Harmony Transcatheter Pulmonary Valve (TPV) and Delivery Catheter System and Melody TPV/Ensemble II Delivery System.
Coronary & Peripheral Vascular
Our Coronary & Peripheral Vascular division includes the following Operating Units: Coronary & Renal Denervation and Peripheral Vascular Health. The division is comprised of a comprehensive line of products and therapies to treat coronary artery disease as well as peripheral vascular disease and venous disease. Our products include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guide wires, diagnostic catheters, and accessories, peripheral drug coated balloons, stent and angioplasty systems, carotid embolic protection systems for the treatment of vascular disease outside the heart, and products for superficial and deep venous disease. Principal products offered include:
•Percutaneous Coronary Intervention products including our Onyx Frontier and Resolute Onyx drug-eluting stents, Euphora balloons, and Launcher guide catheters.
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

MEDICAL SURGICAL PORTFOLIO
The Medical Surgical Portfolio includes the Surgical and Respiratory, Gastrointestinal, & Renal divisions. Products and therapies of this group are used primarily by healthcare systems, physicians' offices, ambulatory care centers, and other alternate site healthcare providers. While less frequent, some products and therapies are also used in home settings.
Surgical Innovations
Our Surgical Innovations division includes the following Operating Units: Surgical Innovations and Surgical Robotics. The division develops, manufactures, and markets advanced and general surgical products, including advanced stapling devices, vessel sealing instruments, wound closure products, electrosurgery products, AI-powered surgical video and analytics platform, and robotic-assisted surgery products, hernia mechanical devices, mesh implants, gynecology products, lung health and visualization, and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:
•Advanced stapling and energy products, including the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple Technology and the Endo GIA ultra universal stapler; the Signia Powered Stapling System; the LigaSure Exact Dissector and L-Hook Laparoscopic Sealer/Divider; and the Sonicision 7 curved jaw cordless ultrasonic dissection system.
•Electrosurgical hardware and instruments, including the Valleylab FT10 energy platform, the Valleylab LS10 generator, and the Force TriVerse electrosurgical pencils.
•Robotic and digital surgery technologies including, the Hugo robotic-assisted surgery (RAS) system designed for a broad range of soft-tissue procedures, and Touch Surgery Enterprise, the first-of-its-kind AI-powered surgical video management solution for the operating room.
•Products designed for the treatment of hernias, including the AbsorbaTack absorbable mesh fixation device for hernia repair, the Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair, and ProGrip Laparoscopic Self-Fixating Mesh, a self-gripping, biocompatible solution for inguinal hernias.
•Suture and wound closure products, including the V-Loc barbed sutures, the Polysorb braided absorbable sutures, and the Monosof absorbable monofilament nylon sutures.
Respiratory, Gastrointestinal, & Renal
Our Respiratory, Gastrointestinal, & Renal division includes the following Operating Units: Respiratory Interventions; Patient Monitoring; and Gastrointestinal. The division develops, manufactures, and markets products in the emerging fields of minimally invasive gastrointestinal and hepatologic diagnostics and therapies, patient monitoring, and respiratory interventions including airway management and ventilation therapies. Effective April 1, 2023, we have contributed our Renal Care Solutions (RCS) business as part of an agreement with DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical”). Principal products and services offered include:
•Gastrointestinal and endoscopy products, including the GI Genius intelligent endoscopy module, the PillCam capsule endoscopy systems, the Bravo calibration-free reflux testing systems, the Endoflip Impedance Planimetry System, the Emprint ablation system with Thermosphere Technology, the ManoScan Bravo system, the Barrx platform through ablation with the Barrx 360 Express catheter, the Cool-tip radiofrequency ablation system, the HET Bipolar System, the Beacon delivery system, and the Nexpowder endoscopic hemostasis system.
•Airway, ventilation, and inhalation therapies products, including the Puritan Bennett 980 and 840 ventilators, the Newport e360 and HT70 ventilators, the TaperGuard Evac tube, Shiley Endotracheal Tubes, Shiley Tracheostomy Tubes, McGRATH MAC video laryngoscopes, and DAR Filters.

•Products focused on patient monitoring, including Nellcor pulse oximetry monitors and sensors, Microstream capnography monitors, Bispectral Index (BIS) brain monitoring technology, INVOS cerebral/somatic oximetry systems, Vital Sync remote monitoring, WarmTouch convective warming, and the RespArray patient monitor.
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
Cranial & Spinal Technologies
Our Cranial & Spinal Technologies division and Operating Unit develops, manufactures, and markets an integrated portfolio of devices and therapies for surgical technologies designed to improve the precision and workflow of neuro procedures, and a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. The division also provides biologic solutions for the orthopedic markets and offers unique and highly differentiated imaging, navigation, power instruments, and robotic guidance systems used in spine and cranial procedures. Principal products and services offered include:
•Neurosurgery products, including platform technologies, implant therapies, and advanced energy products through the Aible spine technology ecosystem. This includes our StealthStation S8 Navigation System, Stealth Autoguide cranial robotic guidance platform, O-arm Imaging System, Mazor X robotic guidance systems used in robot-assisted spine procedures, UNiD Adaptive Spine Intelligence AI-driven technology, and our Midas Rex surgical drills, including our MR8 high-speed drill system.
•Products to treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. These products include our CATALYFT PL expandable interbody spacers, CD Horizon ModuLeX spinal system, and T2 STRATOSPHERE Expandable Corpectomy System. These products can also include titanium interbody implants and surface technologies, such as our Adaptix interbody system and incorporated Titan Interbody Fusion Device with nanoLOCK technology.
•Products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON SOLERA VOYAGER Percutaneous Fixation System and various retractor systems to access the spine through smaller incisions.
•Products to treat conditions in the cervical region of the spine, including the ZEVO Anterior Cervical Plate System, the INFINITY OCT System, and PRESTIGE LP Cervical Artificial Discs.
•Biologic solutions products, including our INFUSE Bone Graft (InductOs in the European Union (E.U.)), which contains a recombinant human bone morphogenetic protein-2, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications.
•Demineralized bone matrix products, including MAGNIFUSE, GRAFTON/GRAFTON PLUS, and the MASTERGRAFT family of synthetic bone graft products – Matrix, Putty, Strip, and Granules.
Specialty Therapies
Our Specialty Therapies division includes the following Operating Units: Neurovascular; Ear, Nose, and Throat (ENT); and Pelvic Health. The division develops, manufactures, and markets products and therapies to treat patients afflicted with acute ischemic and hemorrhagic stroke, diseases of ENT, and patients suffering from overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. Principal products and services offered include:
•Neurovascular products to treat diseases of the vasculature in and around the brain. This includes coils, neurovascular stent retrievers, and flow diversion products, as well as access and delivery products to support procedures. Products also include the Pipeline Flex Embolization Device with Shield Technology, endovascular treatments for large or giant wide-necked brain aneurysms, the portfolio of Solitaire revascularization devices for treatment of acute ischemic stroke, the Riptide Aspiration

System, the Onyx Liquid Embolic System, and a portfolio of associated access catheters including our React aspiration catheters also for the treatment of acute ischemic stroke.
•ENT products, including the Straightshot M5 Microdebrider Handpiece, the Integrated Power Console (IPC) system, NIM Vital Nerve Monitoring Systems, Propel and Sinuva Sinus Implants from the acquisition of Intersect ENT, StealthStation ENT and StealthStation FlexENT Navigation Systems, as well as products for hearing restoration.
•Pelvic health products, including our InterStim X and InterStim II recharge-free neurostimulators, InterStim Micro rechargeable neurostimulators, and SureScan MRI leads. Our NURO System delivers Percutaneous Tibial Neuromodulation therapy to treat overactive bladder and associated symptoms of urinary urgency, urinary frequency, and urge incontinence.
Neuromodulation
Our Neuromodulation division and Operating Unit develops, manufactures, and markets spinal cord stimulation and brain modulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:
•Spinal cord stimulation products, including rechargeable and recharge-free devices and a large selection of leads used to treat chronic back and/or limb pain and chronic pain resulting from diabetic peripheral neuropathy. This includes the Intellis (rechargeable) and Vanta (recharge-free) Spinal Cord Stimulation Systems, with AdaptiveStim and SureScan MRI Technology, DTM (differential target multiplexed) proprietary waveform, the Evolve workflow algorithm, and Snapshot reporting.
•Brain modulation products, including those for the treatment of the disabling symptoms of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive-compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, this includes our family of Activa neurostimulators, including Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery), as well as Percept PC neurostimulator and SenSight directional lead system with the proprietary BrainSense technology.
•Implantable drug infusion systems, including our SynchroMed II Implantable Infusion System, that deliver small quantities of drug directly into the intrathecal space surrounding the spinal cord.
•Interventional products, including the Kyphon Balloon, the Kyphon V Premium, and Kyphon Assist systems and the OsteoCool RF Tumor ablation system.
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
Principal products and services offered include:
•Insulin pumps and consumables, including the MiniMed 770G system and MiniMed 780G system, which are all powered by SmartGuard technology. The MiniMed 770G and 780G system provides smartphone and Bluetooth connectivity, continuously delivers background insulin, monitors sugar levels, and an expanded age indication to ages two and up. The MiniMed 780G further reduces patient burden by including automatic correction boluses, meal-time detection system, and an adjustable glucose target down to 100 mg/dl.
•Continuous glucose monitoring (CGM) systems and sensors, including the Guardian Connect smart CGM system, the Guardian Sensor 3, and the Guardian Sensor 4, are products worn by patients capturing glucose data to reveal patterns and potential problems, such as hyperglycemic and hypoglycemic episodes.

•The InPen smart insulin pen system combines a reusable Bluetooth-enabled insulin pen with an intuitive mobile app that helps users administer the appropriate insulin dose. The InPen application integrates with our CGM data to provide real-time CGM readings alongside insulin dose information.
HUMAN CAPITAL
Medtronic Workforce Overview
Medtronic’s employees deliver on our Mission every day. We empower insight-driven care, experiences that put people first, and better outcomes for our world. In everything we do, we are engineering the extraordinary. We strive to be the employer of choice for the best and brightest global talent, where employees can grow and develop fulfilling careers. We aspire to create a truly inclusive, diverse, and equitable workplace that fosters innovation and creativity, and where every employee feels a sense of belonging and well-being. Medtronic has 95,000+ full-time employees, of which forty-three percent are based in the U.S. or Puerto Rico.
Inclusion, Diversity & Equity
We believe that improving health for people from all walks of life depends on our ability to unleash the creative power of our diverse global employees. By breaking down barriers to Inclusion, Diversity and Equity (ID&E), we open doors for everyone, driving progress and prosperity around the world. We integrate ID&E principles throughout our Company to ensure every operating unit, team, and leader recognizes and celebrates the value of diverse experiences and backgrounds. As of the end of fiscal year 2023, 40 percent of our U.S. workforce is ethnically diverse; women comprise 51 percent of our global workforce; 43 percent of our manager and above employees are women; and 28 percent of our U.S. managers are ethnically diverse. Additionally, Medtronic employee resource groups (ERGs) are employee-led affinity groups that provide career development and networking opportunities for members and strengthen ties between employees of many different backgrounds, cultures, and interests. In fiscal year 2023, there were 13 ERGs and Diversity Networks across 300+ Network and ERG chapters in 70 countries with more than 35,000 members.
Pay Equity
In our most recent reported period available, in the United States, we have achieved 100% pay equity for gender for the third consecutive year and 100% pay equity for ethnically diverse employees. Globally we have achieved 99% pay equity for gender. We are actively working to close any remaining pay gaps by continuing to expand the annual pay equity analyses for each country we operate in.
Workforce Compensation
Our compensation framework is designed to celebrate the value and contributions of our employees. We are committed to transparent communications on compensation. Our competitive approach to compensation reflects industry benchmarks and local market standards. Our programs include annual and long-term equity-based incentives that provide the means to share in the Company’s success, based on business and individual performance. To attract the best leaders, we offer competitive benefits and cash and equity incentives. We reward high-performing employees with an ownership stake in the Company through restricted stock, and all employees have the opportunity to purchase stock at a significant discount.
Learning & Development
The skills and dedication of our employees drive our business performance. Our comprehensive professional development programs empower our people to build rewarding careers and help us attract world-class talent from global and diverse populations. Our suite of professional development programs ensures that our employees, regardless of level, location, language or learning preferences, have access to opportunities to develop and grow. Our investment in employee development has contributed to more than 32 percent of our open roles being filled with internal employees.
We have shifted away from degree requirements to focus on skills-based certification for certain roles within Medtronic. Additionally, as members of the Multiple Pathways Initiative, we have used a skills-based approach to offering opportunities to expanded pools of external talent that have previously been held back due to lack of access to undergraduate education. Internally, employees can now participate through MAPS (Medtronic Advancement Pathways and Skill-building) in undergraduate courses from top-tier universities to enhance or obtain new skills, at no cost to the employee. Our change in approach has opened up opportunities for employees who have been otherwise restricted from career advancement due to degree requirements.
Employee Engagement and Culture
Through our Organizational Health Survey, we gain valuable insight into the Medtronic employee experience and identify where we can improve in key priority areas: 1) Employee Engagement, 2) Inclusion, 3) Innovation, 4) Ethics and 5) quality culture as part of our commitment to Put Patients First in our everyday decisions and actions. In our most recent survey ending in the fourth quarter of fiscal year 2023, more than 82 percent of our employees responded. Medtronic carefully reviews and implements actions based on employee feedback in order to partner and create an inclusive, innovative and supportive environment.

To enable our transformation to be the global healthcare technology leader, we introduced a reinvigorated and revived culture. The Medtronic Mindset builds on our core values of integrity, quality, inclusion, and collaboration. It urges us to act boldly, compete to win, move with speed and decisiveness, foster belonging, and deliver results… the right way. Our renewed culture helps us meet the needs of our patients and customers, and ensures our Mission endures for many years to come.
Health & Safety
As a large, global employer, it is our responsibility to maintain a safe workplace and support the well-being of our employees.
Medtronic has a comprehensive approach to providing robust support for our employees and their families in natural disasters, public health crises, civil unrest and war, bereavement, and other challenging events. Along with other programs, the Medtronic Employee Assistance Program and the Medtronic Employee Emergency Assistance Fund have historically supported employees and their families when faced with difficult times by providing a variety of services such as mental health, safety, and financial resources and support at no cost. These programs have proven invaluable in navigating our employees through unique challenges, including in fiscal year 2023. The Medtronic Employee Emergency Assistance Fund is supported by donations from employees and the Medtronic Foundation, and over the last five years has provided over $6 million in grants to employees experiencing unexpected events creating a financial hardship.
For more information on Human Capital Management at Medtronic, please refer to our 2022 Integrated Performance Report(1) as well as Medtronic’s 2022 Global Inclusion, Diversity and Equity Report(1) available on our company website.

CORPORATE SUSTAINABILITY GOALS
We see possibilities to further increase our positive impact in the world. We have identified three focus areas for our environmental, social, and governance (ESG) efforts to drive measurable impact on issues including: protecting our planet, accelerating access to healthcare technology, and advancing ID&E. In fiscal year 2022, we set new performance targets across the following areas: Patient Safety & Product Quality; Inclusion, Diversity & Equity; Climate Stewardship; Product Stewardship; and Access & Innovation. More information about our ESG focus areas, including progress we have made to date toward achieving them, is included in our Integrated Performance Report.(1)
(1)The contents of our Integrated Performance Report and our Global Inclusion, Diversity, and Equity Report are referenced for general information only and are not incorporated by reference in the Form 10-K.
OTHER FACTORS IMPACTING OUR OPERATIONS
Public Health Crises
The global COVID-19 pandemic, together with the preventative and precautionary measures taken by businesses, communities, and governments, have impacted, and may continue to impact significant aspects of our Company and business, including future procedural volumes, supply constraints, healthcare staffing, and resulting impacts on demand for our products and therapies. If there are significant outbreaks of other contagious diseases or other global public health crises, we may face similar impacts. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Research and Development
The markets in which we participate are subject to rapid technological advances and innovations. Constant improvement of existing products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in the markets we serve to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads to our initiation and participation in hundreds of clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, our development activities are intended to help reduce patient care costs and the length of hospital stays in the future. We have not engaged in significant customer or government-sponsored research.
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
Intellectual Property and Litigation
We rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements (non-disclosure and non-competition agreements) to protect our business and proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single intellectual property asset or license is material in relation to our business as a whole.
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
Competition, Industry, and Cost Containment
We compete in both the therapeutic and diagnostic medical markets in more than 150 countries throughout the world. These markets are characterized by rapid change resulting from technological advances, innovations and scientific discoveries. Our product lines face a mix of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products. In addition, we face competition from providers of other medical therapies, such as pharmaceutical companies.
Major shifts in industry market share have occurred in connection with product corrective actions, physician advisories, safety alerts, results of clinical trials to support superiority claims, and publications about our products, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In the current environment of managed care, economically motivated customers, consolidation among healthcare providers, increased competition, declining reimbursement rates, and national and provincial tender pricing, competitively priced product offerings are essential to our business. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.
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

Government Regulation
Our operations and products are subject to extensive regulation by numerous government agencies, including the U.S. FDA, European regulatory authorities such as the Medicines and Healthcare products Regulatory Agency in the United Kingdom, the Health Products Regulatory Authority in the Republic of Ireland and the Federal Institute for Drugs and Medical Devices in Germany, the China National Medical Product Administration (NMPA), and other government agencies inside and outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. Our business is also affected by patient and data privacy laws and government payer cost containment initiatives, as well as environmental health and safety laws and regulations.
Product Approval and Monitoring
Many countries where we sell products are subjected to approval and other regulatory requirements regarding performance, safety, and quality of our products. Authorization to commercially distribute a new medical device in the U.S. is generally obtained in one of two primary ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our medical device is substantially equivalent to a legally marketed medical device. The second, more rigorous process, known as pre-market approval, requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process.
In the E.U., conformity with the marketing authorization requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. The Medical Device Regulation was published by the E.U. in 2017, and it imposes significant additional pre-market and post-market requirements (EU MDR). The regulation provided an implementation period and became effective on May 26, 2021. The European Commission recently extended the implementation period to the end of 2027 for high-risk devices and to the end of 2028 for medium and low risk devices.
The global regulatory environment is increasingly stringent and unpredictable. While harmonization of global regulations has been pursued, requirements continue to differ among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing processes, labeling, record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed products. We are also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the U.S. FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future pre-market approvals or result in a substantial modification to our business practices and operations. For additional information, see "Item 1A. Risk Factors" We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
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
Our global operational footprint comes with the obligation for compliance and adherence to individual data security, confidentiality and breach notification laws at the State Level, Federal Level, and International Level. Examples of those laws include, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and various State privacy laws that have become effective recently. We are also subject to various other country-specific requirements around the world, such as the General Data Protection Regulation (GDPR) in the European Economic Area, the United Kingdom’s version of the same, and China's Personal information Protection Law (PIPL).
Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation, compliance with these laws and regulations may require significant additional cost expenditures or changes in products or business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, or withdrawal of noncompliant products from a market.
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
We compete in both the therapeutic and diagnostic medical markets in more than 150 countries throughout the world. These markets are characterized by rapid change resulting from technological advances, innovations and scientific discoveries. In the product lines in which we compete, we face a range of competitors from large companies with multiple business lines to small, specialized manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection may make our existing or planned products less competitive. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies.
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

Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.
Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the preventative and precautionary measures that we and other businesses, communities, and governments have taken to mitigate the spread of the disease has led to restrictions on, and disruptions in, business and personal activities in certain countries and regions, including China, which comprises approximately seven percent of our total revenues. These restrictions have reduced customer demand for certain of our products. We expect medical procedure rates to continue to vary by therapy and country, and could be impacted by regional COVID-19 case volumes, healthcare system staffing shortages and supply chain issues that affect their ability to provide care, patients’ ability or willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restrictions, vaccine and booster immunization rates, and new COVID-19 variants.
Together with the preventative and precautionary measures being taken, as well as the corresponding need to adapt to new and improved methods of conducting business, such as increased remote monitoring, COVID-19 has had, and may continue to have, an adverse impact on certain aspects of our Company and business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, and our ability to generate cash flow. Some of our products are more sensitive to reductions in deferrable and emergent medical procedures, and certain medical procedures have been and may continue to be suspended or postponed. It is not possible to predict the timing of deferrable medical procedures and, to the extent individuals and hospital systems de-prioritize, delay or cancel these procedures, our business, results of operations, financial condition, and cash flows could continue to be negatively affected.
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
Other disruptions in the manufacturing process or product sales and fulfillment systems for any reason, including infrastructure, information and equipment malfunction, failure to follow specific protocols and procedures, supplier or Company facility shut-downs, defective raw materials, labor shortages, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, property damage or facility closures from riots or public protests, and other environmental factors and the impact of epidemics, pandemics, or other public health crises, and actions by businesses, communities and governments in response, could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced a global information technology systems interruption that affected our customer ordering, distribution, and manufacturing processes, and we have been adversely impacted by, and may continue to be adversely impacted by, the global COVID-19 pandemic and the responses of governments and of our partners, including suppliers, manufacturers, distributors and other businesses. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
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
We are required to use a portion of our operating cash flow to pay interest or principal on our outstanding indebtedness instead of for other corporate purposes, including funding future expansion of our business. We may also incur additional indebtedness in the future to supplement our existing liquidity and cash generated from operations to satisfy our needs for working capital and capital expenditures, to pursue growth initiatives, and to make returns of capital to shareholders. Over the course of the past fiscal year, interest rate increases in the U.S. and Europe, and recent disruptions in the financial services industry, caused periods of tightened credit availability and volatility in borrowing terms. At the time we may incur such additional indebtedness, or refinance or restructure existing indebtedness, we may be unable to obtain capital market financing with similar terms and currency denomination to our existing indebtedness, or at all, which could have a material adverse effect on our business and results of operations. At any time, the value of our debt outstanding will fluctuate based on several factors including foreign currency exchange rate and interest rate movements.
Failure to integrate acquired businesses into our operations successfully, or challenges related to the Company's strategic initiatives, including divestitures, as well as liabilities or claims relating to such acquired businesses or divestitures, could adversely affect our business.
As part of our strategy to develop and identify new products and technologies and optimize our portfolio of products, we have made several significant acquisitions and divestitures in recent years, and may make additional acquisitions and divestitures in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of acquired companies successfully could also have an adverse impact on our business. Further, acquired businesses may have liabilities, or be subject to claims, litigation or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:
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
In addition, the potential exists that expected strategic benefits from any planned or completed divestiture by the Company may not be realized or may take longer to realize than expected, including but not limited to:
•The Company’s ability to consummate the planned separation of the combined Patient Monitoring and Respiratory Interventions businesses from the Medical Surgical Portfolio,
•The Company’s ability to realize the anticipated benefits from the recent contribution of half of the Company’s RCS business to Mozarc Medical,
•The Company’s performance under various transaction service agreements that have or may be executed as part of a divestiture.
Legal and Regulatory Risks
We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. FDA, U.S. Department of Justice, Health and Human Services Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable clinical data from existing or future clinical trials may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, results of operations, financial condition, and cash flows. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:
•take a significant amount of time,
•require the expenditure of substantial resources,
•involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,
•involve modifications, repairs or replacements of our products, and
•limit the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under the U.S. FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the U.S. FDA to assess compliance with applicable regulations. The results of these inspections can include inspectional observations on the U.S. FDA’s Form 483, warning letters, or other forms of enforcement. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the U.S. FDA could detain or seize adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban medical devices. The U.S. FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive subpoenas or other requests for information from various governmental agencies around the world, and while these investigations typically relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices, we cannot predict the timing, outcome or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Governmental regulations in the U.S. and outside the U.S. are constantly changing and may become increasingly stringent. In the E.U, for example, the Medical Device Regulation which became effective in May 2021 includes significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. The development and implementation of future laws and regulations may have a material adverse effect on us.
Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health are goods and services, including laws and regulations related to fair competition, kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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
In addition, the laws of certain countries in which we market or manufacture some of our products do not protect our intellectual property rights to the same extent as the laws of the U.S., which could make it easier for competitors to capture market position. For example, business in China comprises approximately seven percent of our total revenues. This may increase our vulnerability to our technology being reverse engineered or our trade secrets being compromised. If we are unable to protect our intellectual property in China or other countries, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Competitors also may harm our sales by designing products that substantially mirror the capabilities of our products or technology without infringing our intellectual property rights.
Quality problems could lead to recalls or safety alerts, product liability claims, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Quality is extremely important to us and our customers due to the impact on patients, and the serious and potentially costly consequences of adverse product performance. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing nonconformances, design issues, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to recall of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic brand, a material adverse event involving one of our products could result in diminished market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future. Further, we may be exposed to additional potential product liability risks related to products designed, manufactured and/or marketed in response to the COVID-19 pandemic, and unpredictable or accelerated changes in demand for certain of our products in connection with COVID-19 and its related impacts could increase the risk of regulatory enforcement actions, product defects or related claims, as well as adversely impact our customer relationships and reputation.
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
There have been and continue to be actions and proposals by several governments, regulators and third-party payers globally, including the U.S. federal and state governments, to control healthcare costs and, more generally, to reform healthcare systems. Certain of these actions and proposals, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, increase the importance of our ability to compete on cost, and could limit the acceptance and availability of our products. These actions and proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We are increasingly dependent on sophisticated information technology systems to operate our business. That technology includes systems that could be used to process, transmit and store sensitive data. Additionally, many of our products and services include integrated software and information technology that collects data regarding patients or connects to other internal systems. One of the most prevalent attacks on large organizations has been ransomware which can have a devastating impact on an organization’s operations. Our ransomware readiness program has required and will continue to require investment and will not guarantee that we will be immune from an incident or be able to respond rapidly enough to prevent a negative impact on our business. Like all organizations, we routinely experience attempted interference with the integrity of, and interruptions in, our technology systems via events such as cyber-attacks, malicious intrusions, or other breakdowns. The consequences could mean data breaches, interference with the integrity of our products and data, compromise of intellectual property or other proprietary information, or other significant disruptions. Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products. These third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference, or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Medtronic is constantly monitoring geopolitical events or issues (i.e., U.S.-China tensions) which may increase cybersecurity risks on a global basis, and we take appropriate measures to counter any threats. Lastly, we continue to grow in part through new business acquisitions and, as a result, may face risks associated with defects and vulnerabilities in acquired businesses’ systems, or difficulties or other breakdowns or disruptions in connection with the integration of the acquisitions into our information technology systems.
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
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that our extensive efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology, including, but not limited to, generative artificial intelligence platforms) will be successful or that additional systems issues will not arise in the future.
If our information technology systems, products or services or sensitive data are compromised, there are many consequences that could result. Consequences include, but are not limited, to patients or employees being exposed to financial or medical identity theft or suffering a loss of product functionality, losing existing customers or have difficulty attracting new customers, experiencing difficulty preventing, detecting, and controlling fraud, being exposed to the loss or misuse of confidential information, having disputes with customers, physicians, and other healthcare professionals, suffering regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experiencing increases in operating expenses or an impairment in our ability to conduct our operations, incurring expenses or losing revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffering other adverse consequences including lawsuits or other legal action and damage to our reputation.
The failure to comply with anti-corruption laws could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. Foreign Corrupt Practices Act (FCPA), the Irish Criminal Justice (Corruption Offences) Act 2018, and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business and to ensure adequate internal controls, books, and records. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. We also participate in public-private partnerships and other commercial and policy arrangements with governments around the globe.
Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. We maintain various controls aligned with legal requirements to prevent and prohibit improper practices, including policies, programs, and training for our employees and third party intermediaries acting on our behalf. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition and cash flows.
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
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Syria, Cuba, and the region of Crimea, as well as Russia and Belarus. Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries/region. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, financial condition, and cash flows.
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
We are subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the remediation of hazardous substances or materials at various sites, and emissions or discharges into the land, air or water. We are further subject to numerous laws and regulations concerning, among other things, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, or otherwise sanctioned. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or could become the basis for new or increased liabilities that could be material.
We are subject to risks related to our environmental, social and governance (ESG) practices and initiatives.
There is an increased focus from our stakeholders, as well as regulatory authorities in the U.S., European Union (EU) and other global jurisdictions in which we operate, on ESG practices and disclosure. If we do not succeed, or are perceived to have fallen short, in any number of ESG matters, such as environmental stewardship, inclusion, diversity and equity (ID&E) initiatives, supply chain practices, good corporate governance, workplace conduct and support for local communities, or if we do not effectively respond to new or revised legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, our reputation or the reputation of our brands may suffer, we may be unable to attract and retain top talent, and our stock price may be negatively affected. In addition, enhanced ESG laws, regulations and expectations in the jurisdictions in which we do business may increase compliance burdens and costs for third parties throughout our global supply chain, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
Further, we have made several public disclosures of objectives and targets (targets) relating to product stewardship, ID&E, patient safety and product quality, access and innovation, and climate stewardship, including our ambition to be carbon neutral in our operations by 2030 and to achieve net zero emissions by 2045. Although we intend to achieve these targets, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, there can be no assurance of the extent to which any of our targets will be achieved, or that any future investments we make to achieve such targets will meet investor, legal and/or any other regulatory expectations and requirements. If we are unable to meet our targets, we may face litigation and could incur regulatory fines and penalties or adverse publicity and reaction from investors, advocacy groups or other stakeholders that may adversely impact our business, demand for our products and services, and/or our financial condition and results of operations.
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
We are subject to income taxes, as well as non-income based taxes, in the U.S., Ireland, and various other jurisdictions in which we operate. The tax laws in the U.S., Ireland and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have a material impact on our business, results of operations, financial condition, and cash flows.
The Organization for Economic Cooperation and Development (OECD) secured agreement from 142 countries to push forward with proposals to fundamentally rewrite International Tax rules which will likely impact the amount of tax multinationals such as Medtronic pay in the future. Certain countries have already enacted or are in the process of enacting legislation in line with guidance provided by the OECD. Ireland is subject to EU Directives and as a consequence has committed to enact legislation by December 31st 2023. As a result the first year Medtronic is expected to be impacted by these changes is fiscal year 2025.
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
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at our 2022 Annual General Meeting, our Shareholders authorized our Board of Directors to issue up to 33% of our issued ordinary shares and further authorized our Board of Directors to issue up to 10% of such shares for cash without first offering them to our existing shareholders (provided that with respect to 5% of such shares, such allotment is to be used for the purposes of a specified capital investment). Both of these authorizations will expire on June 8, 2024, unless renewed by shareholders for a further period. We anticipate seeking new authorizations at our 2023 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
•the need to comply with different regulatory regimes worldwide that are subject to change and that could restrict our ability to manufacture and sell our products,
•local product preferences and product requirements,
•longer-term receivables than are typical in the U.S.,
•economic sanctions, export controls, trade protection measures, tariffs and other border taxes, and import or export licensing requirements,
•less intellectual property protection in some countries outside the U.S. than exists in the U.S.,
•different labor regulations and workforce instability,
•political and economic instability, including as a result of wars and insurrections,
•the expiration and non-renewal of foreign tax rulings and/or grants,
•potentially negative consequences from changes in or interpretations of tax laws, and
•economic instability and inflation, recession or interest rate fluctuations.
The ongoing global economic competition and trade tensions between the U.S. and China present risk to Medtronic. Although we have been able to mitigate some of the impact on Medtronic from increased duties imposed by both sides (through petitioning both governments for tariff exclusions and other mitigations), the risk remains of additional tariffs and other kinds of restrictions. Tariff exclusions awarded to Medtronic by the U.S. Government require periodic renewal, and policies for granting exclusions could shift. The U.S. and China, which comprises approximately seven percent of our total revenues, could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect Medtronic’s access to the markets.
The Russia-Ukraine conflict and resulting sanctions and export restrictions are creating barriers to doing business in Russia and Belarus and adversely impacting global supply chains. While we have no manufacturing, distribution or direct material suppliers in the region, we continue to closely monitor the potential raw material/sub-tier supplier impact in both Russia and Ukraine. Materials like palladium and neon, which are both dependent on Russia supply, are part of broader semiconductor shortages in industry. Additional sanctions, export restrictions, and potential countermeasures within Russia may lead to greater uncertainty and geopolitical shifts in Asia that could cause additional adverse impacts on global supply chains and our business, results of operations, financial condition, and cash flows.
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
Instability in the financial sector could adversely affect our revenues, results of operation, or financial condition.
Recent disruptions in the financial services industry caused periods of tightened credit availability and volatility in borrowing terms. If these conditions were to recur or worsen, we may experience reduced demand for a number of our products. In addition, we could experience loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors facing liquidity issues. As a result, our business and liquidity may be adversely impacted, and we may be compelled to take additional measures to preserve our cash flow.
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
The Company's total manufacturing and research space is approximately 9.8 million square feet. Approximately 34 percent of the manufacturing or research facilities are owned by Medtronic and the remaining balance is leased. The following is a summary of the Company's largest manufacturing facilities by location:

Location Country or State	Square Feet (in thousands)
Connecticut	1,138
Puerto Rico	811
Mexico	762
China	708
Minnesota	623
Ireland	446
Dominican Republic	395
Arizona	294
Switzerland	283
California	260
Colorado	259
Florida	255
France	249
Massachusetts	245
Italy	230
Medtronic also maintains sales and administrative offices in the U.S. at five locations in five states and outside the U.S. at 119 locations in 62 countries. A majority of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market its products. The Company's facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
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
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2023:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/28/2023-2/24/2023	257,425	$84.48	257,425	$2,446,440,933
2/25/2023-3/31/2023	448,355	80.19	448,355	2,410,488,558
4/1/2023-4/28/2023	389,900	83.02	389,900	2,378,119,960
Total	1,095,680	$82.20	1,095,680	$2,378,119,960
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. For additional discussion, see Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On June 16, 2023, there were approximately 21,589 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled $0.68 per share for each quarter of fiscal year 2023 and $0.63 per share for each quarter of fiscal year 2022. On May 25, 2023, the Company announced an increase in Medtronic's cash dividends for the first quarter of fiscal year 2024, raising the amount to $0.69 per share.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 27, 2018 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2018	April 2019	April 2020	April 2021	April 2022	April 2023
Medtronic plc	$100.00	$109.85	$127.59	$171.99	$140.18	$126.27
S&P 500 Index	100.00	112.33	110.58	165.75	166.10	170.53
S&P 500 Health Care Equipment Index	100.00	117.36	133.57	177.12	165.24	175.54
For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.

Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Except as indicated below, dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the E.U. if they had been made between Member States of the E.U. This Act and underlying E.U. regulations provide for the restriction of financial transfers to certain countries, organizations, and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Iran, Iraq, Lebanon, Libya, Republic of Guinea, Republic of Guinea-Bissau, Russia, Somalia, Sudan, Syria, Tunisia, certain persons and groups in Ukraine and Zimbabwe.
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
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results for the fiscal year ended April 28, 2023 (fiscal year 2023) and the fiscal year ended April 29, 2022 (fiscal year 2022). A discussion on our results of operations for fiscal year 2022 as compared to the year ended April 30, 2021 (fiscal year 2021) is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 29, 2022, filed with the SEC on June 23, 2022, and is incorporated by reference into this Form 10-K. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 28, 2023 and April 29, 2022 and for fiscal years 2023, 2022, and 2021, which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Amounts reported in millions within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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

As presented in the GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measures exclude the impact of amortization of intangible assets and certain charges or benefits that contribute to or reduce earnings and that may affect financial trends and include certain charges or benefits that result from transactions or events that we believe may or may not recur with similar materiality or impact to our operations in future periods (Non-GAAP Adjustments).

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

EXECUTIVE LEVEL OVERVIEW
The following is a summary of revenue, diluted earnings per share, and cash flow for fiscal years 2023 and 2022:
GAAP to Non-GAAP Reconciliations
The tables below present reconciliations of our Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2023 and 2022.

	Fiscal year ended April 28, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$5,364	$1,580	$3,758	$2.82	29.5%
Non-GAAP Adjustments:
Amortization of intangible assets	1,698	255	1,443	1.08	15.0
Restructuring and associated costs (1)	647	139	507	0.38	21.5
Acquisition-related items (2)	110	21	89	0.07	19.1
Divestiture and separation-related items (3)	235	8	227	0.17	3.4
Certain litigation charges, net (4)	(30)	(8)	(23)	(0.02)	26.7
(Gain)/loss on minority investments (5)	(33)	2	(29)	(0.02)	(6.1)
Medical device regulations (6)	150	30	120	0.09	20.0
Debt redemption premium and other charges (7)	53	11	42	0.03	20.8
Certain tax adjustments, net (8)	—	(910)	910	0.68	—
Non-GAAP	$8,194	$1,128	$7,045	$5.29	13.8%

	Fiscal year ended April 29, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$5,517	$456	$5,039	$3.73	8.3%
Non-GAAP Adjustments:
Amortization of intangible assets	1,733	266	1,467	1.09	15.3
Restructuring and associated costs (1)	335	54	281	0.21	16.1
Acquisition-related items (2)	(43)	5	(48)	(0.04)	(11.6)
Certain litigation charges	95	17	78	0.06	17.9
(Gain)/loss on minority investments (5)	(12)	—	(9)	(0.01)	—
Medical device regulations (6)	102	16	86	0.06	15.7
MCS impairment / costs (9)	881	220	661	0.49	25.0
Certain tax adjustments, net (10)	—	50	(50)	(0.04)	—
Non-GAAP	$8,609	$1,084	$7,505	$5.55	12.6%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(2)The charges primarily include business combination costs and changes in fair value of contingent consideration.
(3)The charges predominantly include non-cash pre-tax impairments, primarily related to goodwill, changes in the carrying value of the disposal group, and other associated costs, as a result of the April 1, 2023 sale of half of the Company's Renal Care Solutions (RCS) business; charges related to the impending separation of the Patient Monitoring and Respiratory Interventions businesses within our Medical Surgical Portfolio in the fourth quarter of fiscal year 2023; and charges related to an exit of a business which are primarily comprised of inventory write-downs.
(4)Certain litigation includes $35 million income related to the one-time payment received as a result of the Intellectual Property Agreement entered into with Edwards Lifesciences on April 12, 2023.
(5)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(6)The charges represent estimated incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and /or one-time costs, which are limited to a specific period.
(7)The charges relate to the early redemption of approximately $2.3 billion of debt and were recorded within interest expense, net within the consolidated statements of income.
(8)The charge primarily relates to a $764 million reserve adjustment that was a direct result of the U.S. Tax Court opinion, issued on August 18, 2022, on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico. Additional charges relate to the reduction of deferred tax assets due to the disallowance of certain interest deductions and the change in the reporting currency for certain carryover attributes, and the amortization on previously established deferred tax assets from intercompany intellectual property transactions.
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
(10)The net benefit primarily relates to the deferred tax impact associated with a step up in tax basis for Swiss Cantonal purposes and a change in tax rates on deferred taxes associated with intellectual property, which are partially offset by the amortization on previously established deferred tax assets from intercompany intellectual property transactions and a charge related to a change in the Company's permanent reinvestment assertion on certain historical earnings.

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

	Fiscal Year
(in millions)	2023	2022
Net cash provided by operating activities	$6,039	$7,346
Additions to property, plant, and equipment	(1,459)	(1,368)
Free cash flow	$4,580	$5,978
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.

NET SALES
Segment and Division
The charts below illustrate the percent of net sales by segment for fiscal years 2023 and 2022:
The table below includes net sales by segment and division for fiscal years 2023 and 2022:

	Net Sales by Fiscal Year		Percent Change
(in millions)	2023	2022
Cardiac Rhythm & Heart Failure	$5,835	$5,908	(1)%
Structural Heart & Aortic	3,363	3,055	10
Coronary & Peripheral Vascular	2,375	2,460	(3)
Cardiovascular	11,573	11,423	1
Surgical Innovations	5,663	6,060	(7)
Respiratory, Gastrointestinal, & Renal	2,770	3,081	(10)
Medical Surgical	8,433	9,141	(8)
Cranial & Spinal Technologies	4,451	4,456	—
Specialty Therapies	2,815	2,592	9
Neuromodulation	1,693	1,735	(2)
Neuroscience	8,959	8,784	2
Diabetes	2,262	2,338	(3)
Total	$31,227	$31,686	(1)%

Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for fiscal years 2023 and 2022:
The table below includes net sales by market geography for each of our segments for fiscal years 2023 and 2022:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2023	Fiscal Year 2022	% Change	Fiscal Year 2023	Fiscal Year 2022	% Change	Fiscal Year 2023	Fiscal Year 2022	% Change
Cardiovascular	$5,848	$5,545	5%	$3,564	$3,866	(8)%	$2,161	$2,012	7%
Medical Surgical	3,658	3,862	(5)	3,080	3,373	(9)	1,694	1,905	(11)
Neuroscience	6,018	5,753	5	1,658	1,801	(8)	1,283	1,229	4
Diabetes	849	974	(13)	1,106	1,085	2	307	279	10
Total	$16,373	$16,135	1%	$9,408	$10,126	(7)%	$5,446	$5,426	—%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
The decline in net sales for fiscal year 2023 was primarily driven by unfavorable currency impacts, impact of volume-based procurement tenders and COVID-19 resurgence in China, as well as supply chain challenges in certain businesses, particularly in the first quarter of fiscal year 2023. Currency had an unfavorable impact of $1.2 billion on non-U.S. developed markets and $262 million on emerging markets. The decline in net sales was partially offset by growth in certain product lines and businesses, including Micra, Transcatheter Aortic Valve replacements (TAVR), hemorrhagic and ischemic stroke, and ENT, in addition to the $265 million one-time payment received as a result of the Intellectual Property Agreement entered into with Edwards Lifesciences, as further discussed in the Cardiovascular net sales section below.

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
•National and provincial/state tender decisions, including around pricing, for certain products, particularly in China;
•The uncertain and uneven impact of COVID-19 on future procedural volumes, supply constraints including certain electronic components and semiconductors, healthcare staffing in certain regions, and resulting impacts on demand for our products and therapies; and
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having, and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in fiscal year 2023, including on accounts receivable and inventory reserves, was not material, and for fiscal year 2023, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular net sales for fiscal year 2023 were $11.6 billion, an increase of 1 percent as compared to fiscal year 2022. The net sales increase was primarily due to the strong performance of Micra, TAVR, and Diagnostics, partially offset by unfavorable currency impact of $569 million and supply chain challenges in certain businesses.
The charts below illustrate the percent of Cardiovascular net sales by division for fiscal years 2023 and 2022:
Cardiac Rhythm & Heart Failure (CRHF) net sales decreased 1 percent in fiscal year 2023 as compared to fiscal year 2022. The decrease was driven by Cardiac Ablation Solutions experiencing competitive pressures in Western Europe, as well as the pending volume-based procurement (VBP) tenders in China, offset by continued adoption of Micra AV, TYRX antibacterial envelopes, LINQ II implants, and growth from Arctic Front cryoblation catheters in the U.S.

Structural Heart & Aortic (SHA) net sales increased 10 percent in fiscal year 2023 as compared to fiscal year 2022. The increase was led by growth in transcatheter aortic valve replacement (TAVR), including the U.S. and Japan. Results include $265 million of revenue from a one-time payment received as a result of the Intellectual Property Agreement (agreement) entered into with Edwards Lifesciences (Edwards) on April 12, 2023. As part of this agreement, Edwards will also pay the Company royalty payments tied to future net sales of certain Edwards products. Net sales growth was negatively impacted by a field corrective action with the Harmony Transcatheter Pulmonary Valve and Delivery Catheter System.
Coronary & Peripheral Vascular (CPV) net sales decreased 3 percent in fiscal year 2023 as compared to fiscal year 2022. The net sales declines were driven by market procedural volumes in Coronary remaining below pre-COVID levels in several major markets, headwinds related to U.S. hospital contrast shortages early in fiscal year 2023, and declines in Peripheral Vascular Health due to competitors re-entering the market and supply chain challenges. Net sales declines were partially offset by strong demand combined with improved product availability of the SpiderFX embolic protection device (EPD) and strong performance of our superficial venous product portfolio, including the VenaSeal system.
In addition to the macro-economic and geopolitical factors described in the Net Sales section, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued growth of our Micra transcatheter pacing system. Our portfolio consists of Micra VR and Micra AV, which offer leadless pacing therapy to approximately 45 percent of pacemaker patients. We expect the launch of next generation Micra AV2/VR2 in the first quarter of fiscal year 2024 will continue to support adoption of leadless pacing, as it extends the capability of the Micra portfolio by adding significant battery longevity and programming simplicity.
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
•Acceptance and growth of the Affera Mapping/Navigation System and Sphere 9 mapping/ablation catheter. The system was launched under a limited market release in the fourth quarter of fiscal year 2023 in Western Europe.
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
•Continued acceptance of the VenaSeal Closure System in the U.S. The VenaSeal Closure System is a unique non-thermal solution to address superficial venous disease that provides improved patient comfort, reduces the recovery time, and eliminates the risk of thermal nerve injury.
•Acceptance and growth of IN.PACT 018 drug-coated balloon (DCB). The product was launched in the U.S. under limited market release in the first quarter of fiscal year 2023 with full market release in the third quarter of fiscal year 2023. IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.

•Market and competitive pressure on sales of the Abre venous self-expanding stent system. Abre is designed for the unique challenges of venous disease. Now backed by 36 months of data, it offers easy deployment and delivers demonstrated endurance, to give patients freedom of movement.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but are not limited to, the Symplicity Spyral Multi-Electrode Renal Denervation Catheter, Pulse Field Ablation, a novel energy source that is non-thermal, and Aurora Extravascular ICD.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, renal care products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical’s net sales for fiscal year 2023 were $8.4 billion, a decrease of 8 percent as compared to fiscal year 2022. The net sales decrease was primarily driven by unfavorable currency impact of $454 million, provincial volume-based procurement (VBP) stapling tenders in China, and a decline in ventilator sales due to the high COVID-19 demand in the corresponding period in the prior fiscal year. Supply chain disruptions, particularly in Surgical Innovations, also contributed to the net sales decrease for fiscal year 2023.
The charts below illustrate the percent of Medical Surgical net sales by division for fiscal years 2023 and 2022:

Surgical Innovations net sales for fiscal year 2023 decreased 7 percent as compared to fiscal year 2022. The net sales decline was led by Advanced Surgical instruments, driven by global supply chain challenges, including resins, semiconductors, and packaging trays, which impacted energy and stapling products, and provincial VBP stapling tenders and COVID-19 lockdowns in China. These declines were partially offset by growth in Advanced Energy in the fourth quarter of fiscal year 2023.
Respiratory, Gastrointestinal, & Renal (RGR) net sales for fiscal year 2023 decreased 10 percent as compared to fiscal year 2022. RGR net sales declines were largely due to declines in ventilator demand when compared to the corresponding period in the prior fiscal year as demand dropped below pre-pandemic levels, as well as declines in RCS driven by product availability challenges in the first three quarters of fiscal year 2023, and only two months of sales in the fourth quarter of fiscal year 2023 as a result of the April 1, 2023 contribution of half of the Company's RCS business to form Mozarc Medical. These declines were partially offset by growth in Gastrointestinal driven by strength in sales of GI Genius.

In addition to the macro-economic and geopolitical factors described in the Net Sales section, looking ahead we expect Medical Surgical could be affected by the following:
•The pending separation of the combined Patient Monitoring and Respiratory Interventions businesses from the Medical Surgical Portfolio. The Company announced its intention to pursue a separation in October 2022 and expects to complete the separation 18 to 24 months from the announcement date.
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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include, but are not limited to, our Hugo RAS system in the U.S., Signia power stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder, urinary retention, fecal incontinence. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for fiscal year 2023 were $9.0 billion, an increase of 2 percent as compared to fiscal year 2022. The net sales increase was primarily due to growth in U.S. Core Spine, Neurovascular, ENT, and continued supply risk mitigation, partially offset by unfavorable currency impact of $281 million and supply chain challenges in certain businesses.

The graphs below illustrate the percent of Neuroscience net sales by division for fiscal years 2023 and 2022:
Cranial & Spinal Technologies (CST) net sales for fiscal year 2023 were flat as compared to fiscal year 2022 as growth within U.S. Core Spine was offset by net sales declines in Biologics and unfavorable currency impact. The growth in U.S. Core Spine products was driven by the continued adoption of the Aible ecosystem of spine products. The net sales increase was also attributable to strong sales of StealthStation Navigation and Midas Rex powered surgical instruments. The decline in net sales in Biologics was due to supply chain challenges throughout the year.
Specialty Therapies (Specialty) net sales for fiscal year 2023 increased 9 percent as compared to fiscal year 2022. The increase was driven by growth in hemorrhagic and ischemic stroke, flow diversion and access delivery products. The net sales increase was also driven by benefits from the May 2022 acquisition of Intersect ENT.
Neuromodulation (NM) net sales for fiscal year 2023 decreased 2 percent as compared to fiscal year 2022. The decline in net sales was largely due to declines of Brain Modulation replacement devices and supply chain challenges in Interventional, which has recently seen improvements in product availability. The decline was partially offset by growth within Pain Stim and to a lesser extent, Targeted Drug Delivery.
In addition to the macro-economic and geopolitical factors described in the Net Sales section, looking ahead we expect Neuroscience could be affected by the following:
•Continued adoption and growth of our integrated solutions through the Aible offering, which integrates spinal implants with enabling technologies (StealthStation, O-arm Imaging Systems, and Midas), Mazor robotics, and UNiD Adaptive Spine Intelligence AI-driven technology for surgical planning and personalized spinal implants.
•Market acceptance and continued global adoption of innovative new spine products and procedural solutions within our CST operating unit, such as Catalyft PL, ModuLeX, CD Horizon Voyager System, and our Infinity OCT System, as well as continued growth from Titan spine titanium interbody implants with Nanolock technology.
•Continued growth of Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.
•Continued acceptance and growth of the Solitaire X revascularization device for treatment of acute ischemic stroke and our React Catheter and Riptide aspiration system.
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

•Continued acceptance and growth of our Pelvic Health and ENT therapies, including our InterStim therapy with InterStim X and InterStim II recharge-free neurostimulators and InterStim Micro rechargeable neurostimulator for patients suffering from overactive bladder, (non-obtrusive) urinary retention, and chronic fecal incontinence, and capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system.
•Market acceptance and growth from SCS therapy for treating chronic pain and Diabetic Peripheral Neuropathy (DPN) on the Intellis rechargeable neurostimulator and Vanta recharge-free neurostimulator.
•Continued acceptance and growth of our Percept family of DBS devices with proprietary BrainSense technology for objectifying and personalizing the treatment of Parkinson's Disease, epilepsy, and other movement disorders.
•Ongoing obligations under the U.S. FDA consent decree entered in April 2015 relating to the SynchroMed drug infusion system and the Neuromodulation quality system. The U.S. FDA lifted its distribution requirements on our implantable drug pump in October 2017 and its warning letter in November 2017.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our closed-loop Percept devices with adaptive DBS (aDBS) and Inceptiv Neurostimulator, as well as our hemorrhagic stroke intravascular device, and our next-generation spine enabling technologies.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, consumables, and smart insulin pen systems. Diabetes' sales for fiscal year 2023 were $2.3 billion, a decrease of 3 percent as compared to fiscal year 2022. The decrease in net sales was primarily driven by unfavorable currency impact of $133 million and declines in the U.S. The net sales declines were partially offset by strong international growth primarily driven by the continued international expansion of the MiniMed 780G insulin pump system and integrated CGM. During April 2023, the U.S. FDA lifted the warning letter received in December 2021.
In addition to the macro-economic and geopolitical factors described in the Net Sales section, looking ahead we expect Diabetes could be affected by the following:
•Continued acceptance and growth for the MiniMed 780G insulin pump system, which is powered by SmartGuard technology and features the added benefits of meal detection technology that automatically adjusts and corrects sugar level levels every five minutes. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates. The MiniMed 780G insulin pump system with the Guardian 4 Sensor was approved by the U.S. FDA in late April 2023.
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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, including our next-generation sensor Simplera, which has been submitted to the U.S. FDA.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:
Cost of Products Sold Cost of products sold for fiscal year 2023 was $10.7 billion as compared to $10.1 billion for fiscal year 2022. The increase in cost of products sold as a percentage of net sales was primarily attributable to increased labor and direct material manufacturing costs, predominantly due to inflationary pressures and supply chain challenges, increased freight due to higher fuel costs and expedited shipments for backorders resulting from supply chain challenges, as well as increased inventory reserves. Fiscal year 2022 included $58 million of inventory write-downs associated with our June 2021 decision to stop the distribution and sale of Medtronic's HVAD System (MCS charges). Looking forward, our cost of products sold likely will be further negatively impacted by inflation and higher labor and direct material costs. We continue to focus on reducing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for fiscal years 2023 and 2022 was $2.7 billion. Fiscal year 2022 included $101 million of expense related to acquisitions of, and license payments for, technology not approved by regulators, primarily in our Diabetes segment.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition, divestiture and separation-related costs, and restructuring expenses. Selling, general, and administrative expense for fiscal year 2023 was $10.4 billion as compared to $10.3 billion for fiscal year 2022. The increase in selling, general, and administrative expense as a percentage of net sales was primarily driven by employee travel, and to a lesser extent by lower net sales, partially offset by a reduction in professional services.
The following is a summary of other costs and expenses (income):

	Fiscal Year
(in millions)	2023	2022
Amortization of intangible assets	$1,698	$1,733
Restructuring charges, net	375	60
Certain litigation charges, net	(30)	95
Other operating (income) expense, net	(131)	862
Other non-operating income, net	(515)	(318)
Interest expense, net	636	553

Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net
In fiscal years 2023 and 2022, restructuring costs primarily related to Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of this fiscal year.
In the fourth quarter of fiscal year 2023, we incurred $0.3 billion of restructuring charges primarily related to employee termination benefits to support cost reduction initiatives. These charges were incremental to charges incurred under our Enterprise Excellence and Simplification programs noted above.
For all programs, employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Associated costs primarily include salaries and wages of employees that are fully-dedicated to restructuring programs and consulting fees.
For additional information about our restructuring programs, refer to Note 4 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Certain Litigation Charges, Net We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. For additional information, refer to Note 18 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Other Operating (Income) Expense, Net Other operating (income) expense, net primarily includes royalty expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, MCS charges, RCS charges, impairment charges, income from funded research and development arrangements, and commitments to the Medtronic Foundation and Medtronic LABS.
The change in other operating (income) expense, net was primarily driven by MCS charges recorded in fiscal year 2022. The MCS charges of $823 million primarily included $409 million of intangible asset impairments and $366 million for commitments and obligations, including customer support obligations, restructuring, and other associated costs. Additionally, the change was driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net gain of $466 million combined for fiscal year 2023 as compared to a net gain of $70 million for fiscal year 2022. During fiscal year 2023, the Company also recorded non-cash pre-tax charges of $136 million, primarily related to impairments of goodwill and changes in the carrying value of the disposal group, as a result of the April 1, 2023 sale of half of the Company's RCS business. Additional information regarding the MCS and RCS charges is described in Note 4 and Note 3, respectively, of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
The increase in other non-operating income, net for fiscal year 2023 is primarily attributable to an increase in interest income driven by higher returns on investments and an increase in rates on our global liquidity structures. Interest income was $386 million and $186 million for fiscal year 2023 and 2022, respectively.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of amounts excluded from the effectiveness assessment of certain net investment hedges, and charges recognized in connection with the early redemption of senior notes.
The increase in interest expense, net for fiscal year 2023 was primarily due to an increase in rates on our global liquidity structures, the issuance of four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.5 billion in September 2022, and the $53 million charge incurred as a result of the early redemption of approximately $2.3 billion of senior notes during the first quarter of fiscal year 2023. The Company's commercial paper activity and the issuance of two tranches of USD-denominated Senior Notes with an aggregate principal of $2.0 billion in March 2023 also increased interest expense, net. Partially offsetting the increase for fiscal year 2023 was $107 million in after-tax unrealized gains representing amounts excluded from the effectiveness assessment of certain net investment hedges, and benefits from foreign exchange rates.

INCOME TAXES

	Fiscal Year
(in millions)	2023	2022
Income tax provision	$1,580	$456
Income before income taxes	5,364	5,517
Effective tax rate	29.5%	8.3%

Non-GAAP income tax provision	$1,128	$1,084
Non-GAAP income before income taxes	8,194	8,609
Non-GAAP Nominal Tax Rate	13.8%	12.6%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(15.7)%	4.3%
On August 18, 2022, the U.S. Tax Court (Tax Court) issued its opinion on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006 (Opinion). While the Opinion rejected the IRS’s position and the Tax Court determined the methodology advanced by Medtronic was appropriate for purposes of determining the intercompany royalty rate between Puerto Rico and the U.S., it determined that the royalty rate should be higher, thereby increasing income allocated to the U.S. and consequently subject to U.S. tax. This case relates only to fiscal years 2005 and 2006. The Opinion remains subject to appeal by either or both parties. We have assumed the Tax Court findings will be applied for all years following fiscal year 2006. As a result, the Company recorded a $764 million net tax charge during the three months ended October 28, 2022 to recognize the estimated tax impact of the Tax Court Opinion.
Our effective tax rate for fiscal year 2023 was 29.5 percent, as compared to 8.3 percent in fiscal year 2022. The increase in our effective tax rate primarily relates to the certain tax adjustments discussed below and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for fiscal year 2023 was 13.8 percent, as compared to 12.6 percent in fiscal year 2022. The increase in our Non-GAAP Nominal Tax Rate primarily relates to year-over-year changes in operational results by jurisdiction.
During fiscal year 2023, we recognized $110 million of operational tax benefits. The operational tax benefits included an $11 million cost from the impact of stock-based compensation, and a $121 million benefit associated with the resolution of certain income tax audits, finalization of certain tax returns, changes to uncertain tax position reserves, and changes to certain deferred income tax balances.
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
An increase in our Non-GAAP Nominal Tax Rate of one percent would result in an additional income tax provision for fiscal years 2023 and 2022 of approximately $82 million and $86 million, respectively.
Certain Tax Adjustments
During fiscal year 2023, the net cost from certain tax adjustments of $910 million, recognized in income tax provision in the consolidated statement of income, included the following:
•A net cost of $764 million associated with a reserve adjustment that was a direct result of the U.S. Tax Court opinion, issued on August 18, 2022, on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico.
•A cost of $55 million related to the disallowance of certain interest deductions.
•A cost of $30 million related to the change in reporting currency for certain carryover attributes.
•A cost of $28 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A net cost of $33 million primarily associated with the sale of half of the Company’s RCS business
During fiscal year 2022, the net benefit from certain tax adjustments of $50 million, recognized in income tax provision in the consolidated statement of income, included the following:

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
Subsequent to year-end, on June 1, 2023 the Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd v. Kfar Saba Assessing Office. The court determined that there was a deemed taxable transfer of intellectual property. At this time, the Company is evaluating the impact of the decision and whether or not it will appeal. The Company has currently estimated a potential income tax charge, including interest, of approximately $200 million.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of April 28, 2023 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$6,039	$7,346
Investing activities	(3,493)	(1,659)
Financing activities	(4,960)	(5,336)
Effect of exchange rate changes on cash and cash equivalents	243	(231)
Net change in cash and cash equivalents	$(2,171)	$121

Operating Activities The $1.3 billion decrease in net cash provided was primarily driven by a decrease in cash collected from customers, an increase in cash paid for income taxes and an increase in spend on inventory. The decrease in net cash provided was partially offset by timing of payments to vendors. The decrease in cash collected from customers was primarily related to timing of sales, slower collections and supply chain challenges, as compared to the prior fiscal year. The increase in cash paid for income taxes was due to estimated income tax payments including a cash deposit associated with the U.S. Tax Court Opinion, and the increase in spend for inventory was due to inflationary impacts to direct labor and material costs. For more information about the tax cash deposit paid, refer to Note 13 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Investing Activities The $1.8 billion increase in net cash used was primarily attributable to an increase in cash paid for acquisitions of $1.8 billion as compared to fiscal year 2022. For more information on the acquisitions, refer to Note 3 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Financing Activities The $376 million decrease in net cash used as compared to fiscal year 2022 was primarily driven by a decrease of $1.9 billion in share repurchases, offset by debt transactions. In the fourth quarter of fiscal year 2023, the Company issued two tranches of USD-denominated Senior Notes resulting in cash proceeds of approximately $2.0 billion, net of discounts and issuance costs. The Company used the net proceeds to repay in full the ¥297 billion Fiscal 2023 Loan Agreement discussed below for $2.3 billion of total consideration. In the second quarter of fiscal year 2023, the Company issued four tranches of Euro-denominated Senior Notes for approximately

$3.4 billion. The Company used a portion of the net proceeds to repay at maturity €750 million of Medtronic Luxco Senior Notes for $772 million of total consideration in December 2022 and €2.8 billion of Medtronic Luxco Senior Notes for $2.9 billion of total consideration in March 2023. In the first quarter of fiscal year 2023, the Company issued short-term borrowings of approximately $2.3 billion under the Fiscal 2023 Loan Agreement and used the proceeds to fund the early redemption of senior notes for total consideration of $2.3 billion. For more information on the issuance and redemption of senior notes and the Term Loan, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at April 28, 2023 was $24.4 billion, as compared to $24.1 billion at April 29, 2022. The increase in total debt was driven by issuance of Euro-denominated and USD-denominated Senior Notes, and fluctuations in exchange rates, offset by repayment of Euro-denominated and USD-denominated Senior Notes.
In May 2022, we entered into a term loan agreement (Fiscal 2023 Loan Agreement) with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion with a term of 364 days. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc. Senior Notes for $1.9 billion of total consideration, and $368 million of Medtronic Luxco Senior Notes for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million within interest expense, net in the consolidated statements of income during fiscal year 2023, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. During the fourth quarter of fiscal year 2023, the Company repaid the term loan in full, including interest.
In September 2022, we issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.5 billion, with maturities ranging from fiscal year 2026 to 2035, resulting in cash proceeds of approximately $3.4 billion, net of discounts and issuance costs. The Company used the net proceeds to repay at maturity €750 million of 0.000% Medtronic Luxco Senior Notes for $772 million of total consideration in December 2022 and €1.5 billion of 0.375% Medtronic Luxco Senior Notes and €1.25 billion of 0.000% Medtronic Luxco Senior Notes for $2.9 billion of total consideration in March 2023.
In March 2023, Medtronic Luxco issued two tranches of USD-denominated Senior Notes with an aggregate principal of $2.0 billion, with maturities ranging from 2028 to 2033, resulting in cash proceeds of approximately $2.0 billion, net of discounts and issuance costs. The Company used the net proceeds supplemented by additional cash to repay the ¥297 billion Fiscal 2023 Loan Agreement discussed above for $2.3 billion of total consideration.
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2023 and 2022, we repurchased a total of 6 million and 22 million shares, respectively, under these programs at an average price of $91.31 and $113.11, respectively. At April 28, 2023, we had approximately $2.4 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, see Note 6 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 28, 2023 included $1.5 billion of cash and cash equivalents and $6.4 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
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
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At both April 28, 2023 and April 29, 2022, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.

We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2027. At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At April 28, 2023 and April 29, 2022, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 28, 2023	April 29, 2022
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at April 28, 2023 were unchanged as compared to the ratings at April 29, 2022. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.

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
Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 28, 2023, as well as long-term contractual obligations reflected in the balance sheet at April 28, 2023.

	Maturity by Fiscal Year
(in millions)	Total	2024	2025	2026	2027	2028	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	$397	$155	$91	$93	$38	$18	$3
Interest payments(2)	7,476	531	522	522	505	487	4,908
Other(3)	2,022	688	396	300	278	239	122
Contractual obligations reflected in the balance sheet(4):
Debt obligations(5)	$24,553	$20	$7	$2,750	$1,652	$1,005	$19,119
Operating leases	1,160	204	171	144	121	94	426
Contingent consideration(6)	206	28	49	73	56	—	—
Tax obligations(7)	1,320	330	440	550	—	—	—
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
(5)Includes the current and non-current portion of our Senior Notes and bank borrowings. Excludes debt premium and discounts and commercial paper. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on our debt agreements.
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
We believe our balance sheet and liquidity provide us with flexibility, and our cash, cash equivalents, current investments, Credit Facility and related commercial paper programs, as well as our ability to generate operating cash flows, will satisfy our current and future contractual obligations and cash requirements. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements.
ACQUISITIONS
EOFlow Co. Ltd Acquisition
Subsequent to fiscal year 2023, on May 25, 2023, the Company entered into a set of definitive agreements to acquire EOFlow Co. Ltd. (EOFlow), manufacturer of the EOPatch device – a tubeless, wearable and fully disposable insulin delivery device. The acquisition expands the Diabetes segment portfolio of products. To the extent that all the public shares participate in the tender offer, the total consideration for the acquisition of the shares in EOFlow would be KRW 971 billion, or $738 million, at exchange rates on May 25, 2023. The acquisition is expected to close in the second half of calendar year 2023 subject to the satisfaction of the minimum tender condition and certain customary closing conditions, including receipt of required regulatory clearances.
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
Our critical accounting estimates include the following:
Revenue Recognition The Company sells its products through direct sales representatives and independent distributors. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals and royalty and intellectual property arrangements. The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives and independent distributors, control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements. For consignment inventory, control is transferred when the product is used or implanted. Payment terms vary depending on the country of sale, type of customer, and type of product.
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
Income Tax Reserves We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. These reserves are subject to a high degree of estimation and management judgment. Although we believe that we have adequately reserved for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the fiscal year ended April 28, 2023 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the fiscal year ended April 28, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$2,847	$—
Operating profit (loss)	608	(407)
Loss before income taxes	(913)	(1,868)
Net loss attributable to Medtronic	(1,705)	(1,861)
The summarized balance sheet information for the fiscal year ended April 28, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$23,198	$8,344
Total noncurrent assets(4)	5,897	3
Total current liabilities(5)	33,854	25,184
Total noncurrent liabilities(6)	59,624	66,449
Noncontrolling interests	182	182

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
(3)Includes receivables due from non-guarantor subsidiaries of $22.5 billion and $8.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $20 million for Medtronic & Medtronic Luxco Senior Notes. No loans receivable due from non-guarantor subsidiaries for CIFSA Senior Notes.
(5)Includes payables due to non-guarantor subsidiaries of $31.8 billion and $25.0 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $33.1 billion and $46.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 28, 2023 and April 29, 2022 was $22.0 billion and $13.8 billion, respectively. At April 28, 2023, these contracts were in a net unrealized gain position of $132 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 28, 2023 and April 29, 2022 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts:

	Increase (decrease)
(in millions)	April 28, 2023	April 29, 2022
10% appreciation in the U.S. dollar	$1,548	$903
10% depreciation in the U.S. dollar	(1,548)	(903)

Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 28, 2023 was comprised of debt predominantly denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10 basis point change in interest rates, as compared to interest rates at April 28, 2023 and April 29, 2022, would have the following impact on the fair value of these instruments:

	Increase (decrease)
(in millions)	April 28, 2023	April 29, 2022
10 basis point increase in interest rates	$63	$53
10 basis point decrease in interest rates	(63)	(53)
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Medtronic plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the “Company”) as of April 28, 2023 and April 29, 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended April 28, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 28, 2023 appearing under Item 15 (a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 28, 2023 and April 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Reserve for the Uncertain Tax Position Related to Puerto Rico Manufacturing
As described in Notes 13 and 18 to the consolidated financial statements, management records reserves for uncertain tax positions related to unresolved matters with the Internal Revenue Service (IRS) and other taxing authorities. A remaining unresolved issue with the IRS relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's manufacturing sites. These reserves are subject to a high degree of estimation and management judgment. During fiscal year 2023, management recognized an increase of $764 million associated with the August 18, 2022 U.S. Tax Court (Tax Court) Opinion on the previously disclosed litigation related to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006 (Opinion). While the Opinion rejected the IRS’s position and the Tax Court determined the methodology advanced by Medtronic was appropriate for purposes of determining the intercompany royalty rate between Puerto Rico and the U.S., the Tax Court determined that the royalty rate should be higher, thereby increasing income allocated to the U.S. and consequently subject to U.S. tax. This case relates only to fiscal years 2005 and 2006. The Opinion remains subject to appeal by either or both parties. The Company has assumed the Tax Court findings will be applied for all years following fiscal year 2006. Total reserves relating to uncertain tax positions as of April 28, 2023 were $2.682 billion, of which the Puerto Rico manufacturing reserve makes up a significant portion.
The principal considerations for our determination that performing procedures relating to the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing is a critical audit matter are (i) the significant judgment by management when determining the reserve, including a high degree of estimation uncertainty relative to the unresolved issue with the IRS involving one of the Company’s manufacturing sites; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s measurement of the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing, as the nature of the evidence is often highly subjective; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of the income tax reserves for uncertain tax positions, as well as controls over measurement of the reserve for the uncertain tax position related to Puerto Rico manufacturing. These procedures also included, among others (i) testing management’s process for determining the reserve and (ii) evaluating the reasonableness of the measurement of the reserve, including underlying assumptions used in management’s calculations. Evaluating the reasonableness of the measurement of the reserve included evaluating whether the methodology and assumptions used by the Company were consistent with the Tax Court’s ruling. Professionals with specialized skill and knowledge were used to assist in evaluating the application of tax laws related to the ruling and the underlying assumptions used in management’s calculations.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 22, 2023

We have served as the Company’s auditor since 1963.

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2023	2022	2021
Net sales	$31,227	$31,686	$30,117
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	10,719	10,145	10,483
Research and development expense	2,696	2,746	2,493
Selling, general, and administrative expense	10,415	10,292	10,148
Amortization of intangible assets	1,698	1,733	1,783
Restructuring charges, net	375	60	293
Certain litigation charges, net	(30)	95	118
Other operating (income) expense, net	(131)	862	315
Operating profit	5,485	5,752	4,484
Other non-operating income, net	(515)	(318)	(336)
Interest expense, net	636	553	925
Income before income taxes	5,364	5,517	3,895
Income tax provision	1,580	456	265
Net income	3,784	5,062	3,630
Net income attributable to noncontrolling interests	(26)	(22)	(24)
Net income attributable to Medtronic	$3,758	$5,039	$3,606
Basic earnings per share	$2.83	$3.75	$2.68
Diluted earnings per share	$2.82	$3.73	$2.66
Basic weighted average shares outstanding	1,329.8	1,342.4	1,344.9
Diluted weighted average shares outstanding	1,332.8	1,351.4	1,354.0
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2023	2022	2021
Net income	$3,784	$5,062	$3,630

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities	(49)	(301)	92
Translation adjustment	(240)	(2,086)	1,699
Net investment hedge	(596)	2,299	(1,694)
Net change in retirement obligations	32	574	505
Unrealized (loss) gain on cash flow hedges	(381)	727	(519)
Other comprehensive (loss) income	(1,234)	1,213	83
Comprehensive income including noncontrolling interests	2,549	6,274	3,713
Comprehensive income attributable to noncontrolling interests	(26)	(16)	(32)
Comprehensive income attributable to Medtronic	$2,524	$6,258	$3,681
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions)	April 28, 2023	April 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,543	$3,714
Investments	6,416	6,859
Accounts receivable, less allowances and credit losses of $176 and $230, respectively	5,998	5,551
Inventories, net	5,293	4,616
Other current assets	2,425	2,318
Total current assets	21,675	23,059
Property, plant, and equipment, net	5,569	5,413
Goodwill	41,425	40,502
Other intangible assets, net	14,844	15,595
Tax assets	3,477	3,403
Other assets	3,959	3,008
Total assets	$90,948	$90,981
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$20	$3,742
Accounts payable	2,662	2,276
Accrued compensation	1,949	2,121
Accrued income taxes	840	704
Other accrued expenses	3,581	3,551
Total current liabilities	9,051	12,394
Long-term debt	24,344	20,372
Accrued compensation and retirement benefits	1,093	1,113
Accrued income taxes	2,360	2,087
Deferred tax liabilities	708	884
Other liabilities	1,727	1,410
Total liabilities	39,283	38,260
Commitments and contingencies (Notes 3, 16, and 18)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,330,809,036 and 1,330,743,395 shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,590	24,566
Retained earnings	30,392	30,250
Accumulated other comprehensive loss	(3,499)	(2,265)
Total shareholders’ equity	51,483	52,551
Noncontrolling interests	182	171
Total equity	51,665	52,722
Total liabilities and equity	$90,948	$90,981
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions, except per share data)	Number	Par Value
April 24, 2020	1,341	$—	$26,165	$28,132	$(3,560)	$50,737	$135	$50,872
Net income	—	—	—	3,606	—	3,606	24	3,630
Other comprehensive income	—	—	—	—	75	75	8	83
Dividends to shareholders ($2.32 per ordinary share)	—	—	—	(3,120)	—	(3,120)	—	(3,120)
Issuance of shares under stock purchase and award plans	8	—	382	—	—	382	—	382
Repurchase of ordinary shares	(4)	—	(559)	—	—	(559)	—	(559)
Stock-based compensation	—	—	344	—	—	344	—	344
Changes to noncontrolling ownership interests	—	—	(13)	—	—	(13)	7	(6)
Cumulative effect of change in accounting principle	—	—	—	(24)	—	(24)	—	(24)
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	5,039	—	5,039	22	5,062
Other comprehensive income (loss)	—	—	—	—	1,219	1,219	(6)	1,213
Dividends to shareholders ($2.52 per ordinary share)	—	—	—	(3,383)	—	(3,383)	—	(3,383)
Issuance of shares under stock purchase and award plans	7	—	329	—	—	329	—	329
Repurchase of ordinary shares	(21)	—	(2,442)	—	—	(2,442)	—	(2,442)
Stock-based compensation	—	—	359	—	—	359	—	359
Changes to noncontrolling ownership interests	—	—	1	—	—	1	(19)	(18)
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	3,758	—	3,758	26	3,784
Other comprehensive (loss) income	—	—	—	—	(1,234)	(1,234)	—	(1,234)
Dividends to shareholders ($2.72 per ordinary share)	—	—	—	(3,616)	—	(3,616)	—	(3,616)
Issuance of shares under stock purchase and award plans	6	—	236	—	—	236	—	236
Repurchase of ordinary shares	(6)	—	(571)	—	—	(571)	—	(571)
Stock-based compensation	—	—	355	—	—	355	—	355
Changes to noncontrolling ownership interests	—	—	5	—	—	5	(15)	(10)
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2023	2022	2021
Operating Activities:
Net income	$3,784	$5,062	$3,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,697	2,707	2,702
Provision for credit losses	73	58	128
Deferred income taxes	(226)	(604)	(422)
Stock-based compensation	355	359	344
Loss on debt extinguishment	53	—	308
Asset impairment charges	—	515	—
Other, net	270	138	251
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(576)	(477)	(761)
Inventories, net	(939)	(560)	78
Accounts payable and accrued liabilities	696	213	531
Other operating assets and liabilities	(148)	(65)	(549)
Net cash provided by operating activities	6,039	7,346	6,240
Investing Activities:
Acquisitions, net of cash acquired	(1,867)	(91)	(994)
Additions to property, plant, and equipment	(1,459)	(1,368)	(1,355)
Purchases of investments	(7,514)	(9,882)	(11,808)
Sales and maturities of investments	7,343	9,692	11,345
Other investing activities, net	4	(10)	(54)
Net cash used in investing activities	(3,493)	(1,659)	(2,866)
Financing Activities:
Change in current debt obligations, net	—	—	(311)
Proceeds from short-term borrowings (maturities greater than 90 days)	2,284	—	2,789
Repayments from short-term borrowings (maturities greater than 90 days)	(2,279)	—	(2,853)
Issuance of long-term debt	5,409	—	7,172
Payments on long-term debt	(6,012)	(1)	(7,367)
Dividends to shareholders	(3,616)	(3,383)	(3,120)
Issuance of ordinary shares	308	429	474
Repurchase of ordinary shares	(645)	(2,544)	(652)
Other financing activities	(409)	163	(268)
Net cash used in financing activities	(4,960)	(5,336)	(4,136)
Effect of exchange rate changes on cash and cash equivalents	243	(231)	215
Net change in cash and cash equivalents	(2,171)	121	(547)
Cash and cash equivalents at beginning of period	3,714	3,593	4,140
Cash and cash equivalents at end of period	$1,543	$3,714	$3,593
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,548	$996	$1,250
Interest	606	540	582
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
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 28, 2023 and April 29, 2022 and for each of the three fiscal years ended April 28, 2023 (fiscal year 2023), April 29, 2022 (fiscal year 2022), and April 30, 2021 (fiscal year 2021). Fiscal year 2021 was a 53-week year, with the extra week having occurred in the first fiscal month of the first quarter.
Cash Equivalents The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.
Investments The Company invests in marketable debt and equity securities, investments for which the Company has elected the fair value option, investments that do not have readily determinable fair values, and investments accounted for under the equity method.
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
Certain of the Company’s investments in marketable equity securities and other securities are long-term, strategic investments in companies that are in various stages of development and are included in other assets on the consolidated balance sheets. Marketable equity securities are recorded at fair value in the consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating income, net in the consolidated statements of income. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Equity method investments for which the Company has elected the fair value option are valued using a discounted cash flow methodology, taking into consideration various assumptions including discount rate and all pertinent financial information available related to the investees, including historical financial statements and projected future cash flows. Equity investments that do not have readily determinable fair values are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Securities accounted for under the equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest other than temporary impairment has occurred.
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
Intangible assets include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research and development (IPR&D). Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives typically ranging from three to 20 years. Amortization is recognized within amortization of intangible assets in the consolidated statements of income. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group, which includes intangible assets, may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group, which includes intangible assets, may not be recoverable, the Company calculates the excess of an asset group's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The fair value of an asset group, which includes intangible assets, is estimated by utilizing a discounted cash flow analysis.
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
Contingent Consideration Certain of the Company’s business combinations involve potential payment or receipt of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition or divestiture based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within other operating (income) expense, net in the consolidated statements of income. Contingent consideration payments made or received soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made or received soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid or received in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

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
Derivatives The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with authoritative guidance on derivatives and hedging, and presents assets and liabilities associated with derivative financial instruments on a gross basis in the consolidated financial statements. For derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a cash flow hedge or hedges of net investments, based upon the exposure being hedged. See Note 7 for more information on the Company's derivative instruments and hedging programs.
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
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, government and agency securities, other asset-backed securities, certificate of deposits, and mortgage-backed securities whose value is determined using inputs that are observable in the market or may be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, total return swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Financial assets that are classified as Level 3 include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation, equity method investments for which the Company has elected the fair value option, and auction rate securities. The investment securities with limited market activity are valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Valuation techniques for investments valued using the fair value option are included in the "Investments" section above. For goodwill, other intangible assets, and IPR&D, inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are excluded from the fair value hierarchy. Financial assets for which the fair value is measured using the net asset value per share practical expedient include certain debt funds, equity and fixed income commingled trusts, and registered investment companies.
Revenue Recognition The Company sells its products through direct sales representatives and independent distributors. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals and royalty and intellectual property arrangements. The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives and independent distributors, control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements. For consignment inventory, control is transferred when the product is used or implanted. Payment terms vary depending on the country of sale, type of customer, and type of product.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $351 million, $354 million, and $308 million in fiscal years 2023, 2022, and 2021, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.
Research and Development Research and development costs are expensed when incurred. Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses and license payments for technology not yet approved by regulators.
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
Other Operating (Income) Expense, Net Other operating (income) expense, net primarily includes royalty expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in fair value of contingent consideration, changes in amounts accrued for certain contingent liabilities for a past acquisition, MCS charges, RCS charges, impairment charges, income from funded research and development arrangements, and commitments to the Medtronic Foundation and Medtronic LABS.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and post-retirement benefit cost, investment gains and losses, and interest income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Currency Translation Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the currency impacts arising from the translation of the assets and liabilities are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss, on the consolidated balance sheets. Elements of the consolidated statements of income are translated at the average monthly currency exchange rates in effect during the period. Currency transaction gains and losses are included in other operating (income) expense, net in the consolidated statements of income.
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
Recently Adopted Accounting Standards
For fiscal year 2023, there were no newly adopted accounting standards that had a material impact to our consolidated financial statements.
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
The table below illustrates net sales by segment and division for fiscal years 2023, 2022, and 2021:

	Net Sales by Fiscal Year
(in millions)	2023	2022	2021
Cardiac Rhythm & Heart Failure	$5,835	$5,908	$5,584
Structural Heart & Aortic	3,363	3,055	2,834
Coronary & Peripheral Vascular	2,375	2,460	2,354
Cardiovascular	11,573	11,423	10,772
Surgical Innovations	5,663	6,060	5,438
Respiratory, Gastrointestinal, & Renal	2,770	3,081	3,298
Medical Surgical	8,433	9,141	8,737
Cranial & Spinal Technologies	4,451	4,456	4,288
Specialty Therapies	2,815	2,592	2,307
Neuromodulation	1,693	1,735	1,601
Neuroscience	8,959	8,784	8,195
Diabetes	2,262	2,338	2,413
Total	$31,227	$31,686	$30,117

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below illustrates net sales by market geography and segment for fiscal years 2023, 2022, and 2021:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Cardiovascular	$5,848	$5,545	$5,248	$3,564	$3,866	$3,752	$2,161	$2,012	$1,773
Medical Surgical	3,658	3,862	3,650	3,080	3,373	3,320	1,694	1,905	1,766
Neuroscience	6,018	5,753	5,456	1,658	1,801	1,724	1,283	1,229	1,015
Diabetes	849	974	1,171	1,106	1,085	1,019	307	279	222
Total	$16,373	$16,135	$15,526	$9,408	$10,126	$9,815	$5,446	$5,426	$4,777
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
At April 28, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $555 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 29, 2022, $981 million of rebates were classified as other accrued expenses, and $548 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. During fiscal year 2023, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 28, 2023 and April 29, 2022 was $405 million and $399 million, respectively. At April 28, 2023 and April 29, 2022, $314 million and $305 million was included in other accrued expenses, respectively, and $91 million and $94 million was included in other liabilities, respectively. During the fiscal year ended April 28, 2023, the Company recognized $240 million of revenue that was included in deferred revenue as of April 29, 2022.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At April 28, 2023, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.6 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
3. Acquisitions and Dispositions
The Company had acquisitions during fiscal years 2023 and 2022 that were accounted for as business combinations. The assets and liabilities of businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of acquisitions during fiscal years 2023 and 2022 was not significant, either individually or in the aggregate, to the consolidated results of the Company. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired. Purchase price allocation adjustments for fiscal years 2023 and 2022 business combinations were not significant.

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
Revenue and net loss attributable to Intersect ENT since the date of acquisition as well as costs incurred in connection with the acquisition included in the consolidated statements of income were not significant for fiscal year 2023.
Affera, Inc.
On August 30, 2022, the Company acquired Affera, Inc. (Affera) a privately-held company focused on the development of cardiac mapping and navigation systems and catheter-based cardiac ablation technologies. The acquisition expands the Cardiovascular segment suite of advanced cardiac ablation products and accessories, including its first cardiac mapping and navigation platform. Total consideration, net of cash acquired for the transaction, was $904 million. Based upon a preliminary acquisition valuation, the Company acquired $660 million of goodwill and $300 million of in-process research and development, which was capitalized into intangible assets during the fourth quarter of fiscal year 2023. The goodwill is not deductible for tax purposes. The Company recognized $201 million of non-cash contingent consideration liabilities in connection with the acquisition, which are comprised of product development milestone-based payments.
Revenue and net loss attributable to Affera since the date of acquisition as well as costs incurred in connection with the acquisition included in the consolidated statements of income were not significant for fiscal year 2023.
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
Other acquisitions
For acquisitions other than Intersect ENT and Affera, the acquisition date fair value of net assets acquired during fiscal year 2023 was $123 million. Based upon preliminary valuations, assets acquired were primarily comprised of $66 million of goodwill and $57 million of technology-based intangible assets with estimated useful lives of 16 years. The goodwill is deductible for tax purposes. The Company recognized $73 million of non-cash contingent consideration liabilities in connection with these acquisitions during fiscal year 2023, which are comprised of revenue and product development milestone-based payments.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2022
The acquisition date fair value of net assets acquired during fiscal year 2022 was $125 million, consisting of $154 million of assets acquired and $29 million of liabilities assumed. Assets acquired were primarily comprised of $50 million of technology-based intangible assets with estimated useful lives ranging from 15 to 16 years, and $80 million of goodwill. The goodwill is not deductible for tax purposes. The Company recognized $31 million of non-cash contingent consideration liabilities in connection with business combinations during fiscal year 2022, which are comprised of revenue and product development milestone-based payments.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. During fiscal year 2023, IPR&D acquired in connection with asset acquisitions was not significant. During fiscal year 2022, the Company acquired $101 million of IPR&D in connection with asset acquisitions of technology not yet approved by regulators, which was recognized in research and development expense in the consolidated statements of income.
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
The fair value of contingent consideration at April 28, 2023 and April 29, 2022 was $206 million and $119 million, respectively. At April 28, 2023, $34 million was recorded in other accrued expenses, and $171 million was recorded in other liabilities on the consolidated balance sheets. At April 29, 2022, $35 million was reflected in other accrued expenses, and $84 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Fiscal Year
(in millions)	2023	2022
Beginning Balance	$119	$270
Purchase price contingent consideration	274	31
Purchase price allocation adjustments	—	7
Payments	(154)	(86)
Change in fair value	(24)	(103)
Divestiture-related and other	(8)	—
Ending Balance	$206	$119
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

(in millions)	Fair Value at April 28, 2023	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$80	Discount rate	11.2% - 27.2%	17.5%
		Projected fiscal year of payment	2024 - 2027	2025
Product development and other milestone-based payments	$126	Discount rate	3.9% - 5.5%	4.1%
		Projected fiscal year of payment	2024 - 2027	2026
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
Renal Care Solutions disposition
On May 25, 2022, the Company and DaVita Inc. (“DaVita”) entered into a definitive agreement for the Company to sell half of its Renal Care Solutions (RCS) business, and on April 1, 2023, completed the transaction. This sale is part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

ownership. RCS was part of the Company’s Medical Surgical portfolio. At closing, the Company received $45 million cash consideration, recorded non-cash contingent consideration receivables valued at $195 million due based on the achievement of certain revenue, regulatory, and profitability milestones, and retained a 50% non-controlling equity interest in Mozarc valued at $307 million. For the contingent consideration receivables, the maximum consideration the Company could receive in the future is $300 million based on the achievement of the aforementioned milestones, with potential payouts starting in fiscal year 2025 through 2029. The Company recorded total non-cash pre-tax charges of $136 million in fiscal year 2023, primarily related to impairment of goodwill and changes in the carrying amount of the disposal group, recognized in other operating (income) expense, net in the consolidated statements of income. Refer to Note 9 to the consolidated financial statements for additional information on the goodwill impairment. Refer to Note 5 to the consolidated financial statements for additional information on the Company’s retained 50% equity investment in Mozarc as a result of this transaction.
The Company determined that the sale of the RCS business did not meet the criteria to be classified as discontinued operations.
4. Restructuring Charges
In fiscal years 2023, 2022 and 2021, restructuring costs primarily related to Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of this fiscal year. Enterprise Excellence was designed to leverage the company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total pre-tax charges of $0.5 billion.
In addition, in the fourth quarter of fiscal year 2023, we incurred $0.3 billion of restructuring charges primarily related to employee termination benefits to support cost reduction initiatives. These charges were incremental to charges incurred under our Enterprise Excellence and Simplification programs noted above.
For all programs, employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Associated costs primarily include salaries and wages of employees that are fully-dedicated to restructuring programs and consulting fees.
The following table presents the classification of restructuring costs in the consolidated statements of income:

	Fiscal year
(in millions)	2023	2022	2021
Cost of products sold	$97	$117	$128
Selling, general, and administrative expenses	173	158	196
Restructuring charges, net	375	60	293
Total restructuring and associated costs	$647	$335	$617
(1) In fiscal years 2023 and 2021, restructuring charges, net included $94 million and $97 million, respectively, of incremental defined benefit, defined contribution, and post-retirement related expenses for employees that accepted voluntary early retirement packages.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity related to restructuring programs for fiscal years 2023 and 2022:

(in millions)	Employee Termination Benefits(1)	Associated Costs(2)	Asset Write-downs	Other Costs	Total
April 30, 2021	$123	$22	$—	$1	$146
Charges	80	274	—	—	354
Cash payments	(109)	(269)	—	—	(378)
Accrual adjustments(3)	(13)	—	—	—	(13)
April 29, 2022	81	27	—	1	110
Charges	285	271	1	7	564
Cash payments	(150)	(274)	(1)	(6)	(433)
Accrual adjustments(3)	(11)	—	—	(1)	(12)
April 28, 2023	$204	$23	$—	$1	$230
(1)In fiscal years 2023, restructuring charges, net included $94 million of incremental defined benefit, defined contribution, and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing restructuring charges above, as they are associated with costs that are accounted for under the pension and post-retirement rules.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(3)Accrual adjustments relate to certain employees identified for termination finding other positions within the Company or contract terminations being settled for less than originally estimated.
Mechanical Circulatory Support (MCS)
In June 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System in light of a growing body of observational clinical comparisons indicating a lower frequency of neurological adverse events and mortality with another circulatory support device available to patients compared to the HVAD system. In connection with this decision, the Company recorded charges of $726 million (MCS charges) within the Cardiovascular segment during the first quarter of fiscal year 2022, including $58 million recognized in costs of products sold and $668 million recognized within other operating (income) expense, net in the consolidated statement of income. The charges included $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $211 million for commitments and obligations associated with the decision, which included charges for patient support obligations, restructuring, and other associated costs. During the fourth quarter of fiscal year 2022, the Company recorded additional charges of $155 million within other operating (income) expense, net primarily related to incremental commitments and obligations associated with the exit of the business. As of April 28, 2023, accruals were recorded in the consolidated balance sheet for these obligations, with $84 million reflected in other accrued expenses and $88 million recorded in other liabilities.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 28, 2023 and April 29, 2022:

	April 28, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$527	$—	$(22)	$505	$505	$—
Level 2:
Corporate debt securities	4,140	6	(162)	3,984	3,984	—
U.S. government and agency securities	879	—	(45)	834	834	—
Mortgage-backed securities	560	—	(54)	506	506	—
Non-U.S. government and agency securities	15	—	—	15	15	—
Certificates of deposit	10	—	—	10	10
Other asset-backed securities	580	—	(19)	561	561	—
Total Level 2	6,185	6	(281)	5,911	5,911	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,748	$6	$(305)	$6,449	$6,416	$33

	April 29, 2022
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$533	$1	$(15)	$518	$518	$—
Level 2:
Corporate debt securities	4,457	4	(140)	4,321	4,321	—
U.S. government and agency securities	910	—	(41)	869	869	—
Mortgage-backed securities	592	—	(35)	558	558	—
Non-U.S. government and agency securities	17	—	—	17	17	—
Certificates of deposit	20	—	—	20	20
Other asset-backed securities	567	—	(11)	556	556	—
Total Level 2	6,563	4	(227)	6,341	6,341	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$7,131	$5	$(245)	$6,893	$6,859	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at April 28, 2023 and April 29, 2022:

	April 28, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$286	$(4)	$2,901	$(158)
U.S. government and agency securities	89	(3)	821	(64)
Mortgage-backed securities	26	(1)	460	(53)
Other asset-backed securities	—	—	545	(19)
Auction rate securities	—	—	33	(3)
Total	$401	$(8)	$4,760	$(297)

	April 29, 2022
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$222	$(1)	$2,993	$(139)
U.S. government and agency securities	—	—	945	(56)
Mortgage-backed securities	—	—	507	(35)
Other asset-backed securities	—	—	526	(11)
Auction rate securities	—	—	33	(3)
Total	$222	$(1)	$5,004	$(244)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the fiscal years ended April 28, 2023 and April 29, 2022. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

(in millions)	April 28, 2023	April 29, 2022	April 30, 2021
Proceeds from sales and maturities	$7,321	$9,611	$10,420
Gross realized gains	10	15	15
Gross realized losses	(43)	(18)	(14)
During the fiscal year ended April 30, 2021, the Company had proceeds from maturities of investments classified as held to maturity of $911 million.
The April 28, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 28, 2023
Due in one year or less	$1,267
Due after one year through five years	3,704
Due after five years through ten years	803
Due after ten years	676
Total debt securities	$6,449

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Equity Securities, Equity Method Investments, and Other Investments
The Company holds investments in equity securities with readily determinable fair values, equity method investments for which the Company has elected the fair value option, equity investments without readily determinable fair values, investments accounted for under the equity method, and other investments. Equity securities with readily determinable fair values are included in Level 1 of the fair value hierarchy, as they are measured using quoted market prices. Equity method investments for which the Company has elected the fair value option are included within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. To determine the fair value of these investments, the Company uses a discounted cash flow methodology, taking into consideration various assumptions including discount rate, and all pertinent financial information available related to the investees, including historical financial statements and projected future cash flows. Equity investments that do not have readily determinable fair values, and that are not accounted for via the fair value option, are included within Level 3 of the fair value hierarchy, as they are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
The following table summarizes the Company's equity and other investments at April 28, 2023 and April 29, 2022, which are classified as other assets in the consolidated balance sheets:

(in millions)	April 28, 2023	April 29, 2022
Investments with readily determinable fair value (marketable equity securities)	$115	$64
Investments for which the fair value option has been elected	531	—
Investments without readily determinable fair values	872	732
Equity method and other investments	89	85
Total equity and other investments	$1,607	$881
Gains and losses on the Company's portfolio of equity and other investment are recognized in other non-operating income, net in the consolidated statements of income. During the fiscal year ended April 28, 2023, there were $56 million of net unrealized gains on equity securities and other investments still held at April 28, 2023. During the fiscal year ended April 29, 2022, there were $8 million of net unrealized gains on equity securities and other investments still held at April 29, 2022.
Interest income is recognized in other non-operating income, net, in the consolidated statements of income. During the fiscal year ended April 28, 2023, there was $386 million of interest income. During the fiscal year ended April 29, 2022, there was $186 million of interest income.
Mozarc Medical Investment
On April 1, 2023 the Company sold half of its RCS business to Mozarc, and as a result of the transaction the Company retained a 50% equity interest in Mozarc. Please refer to Note 3 to the consolidated financial statements for additional information on this transaction. Although the equity investment provides the Company with the ability to exercise significant influence over Mozarc, the Company has elected the fair value option to account for this equity investment. The Company believes the fair value option best reflects the economics of the underlying transaction. Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income.
The following table provides a reconciliation of the beginning and ending balances of the Mozarc investment for which the Fair Value Option has been elected:

(in millions)	Fiscal Year 2023
Beginning Balance	$—
Initial valuation	307
Additional cash investment	224
Ending Balance	$531

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

6. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 28, 2023	April 29, 2022
Bank borrowings	$13	$12
0.000 percent three-year 2019 senior notes	—	798
0.375 percent four-year 2019 senior notes	—	1,596
0.000 percent two-year 2020 senior notes	—	1,330
Finance lease obligations	7	6
Current debt obligations	$20	$3,742
Bank Borrowings Outstanding bank borrowings at April 28, 2023 and April 29, 2022 were not significant.
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
There was no commercial paper outstanding at April 28, 2023 and April 29, 2022. During fiscal year 2023, the weighted average original maturity of the commercial paper outstanding was approximately 22 days and the weighted average interest rate was 4.34 percent. During fiscal year 2022, the weighted average original maturity of the commercial paper outstanding was approximately 15 days and the weighted average interest rate was 0.70 percent. The issuance of commercial paper reduces the amount of credit available under the Company's existing credit facility, defined below.
Line of Credit On December 12, 2022, Medtronic Luxco, as borrower, entered into an amendment to its amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, extending the maturity date of the Credit Facility to December 2027.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 28, 2023 and April 29, 2022, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company's long-term debt obligations consisted of the following:

		April 28, 2023		April 29, 2022
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
3.500 percent ten-year 2015 senior notes	2025	$—	—%	$1,890	3.74%
0.250 percent six-year 2019 senior notes	2026	1,097	0.44	1,064	0.45
2.625 percent three-year 2022 senior notes	2026	549	2.86	—	—
0.000 percent five-year 2020 senior notes	2026	1,097	0.23	1,064	0.25
1.125 percent eight-year 2019 senior notes	2027	1,646	1.25	1,596	1.26
3.350 percent ten-year 2017 senior notes	2027	—	—	368	3.53
4.250 percent five-year 2023 senior notes	2028	1,000	4.42	—	—
3.000 percent six-year 2022 senior notes	2029	1,097	3.09	—	—
0.375 percent eight-year 2020 senior notes	2029	1,097	0.51	1,064	0.52
1.625 percent twelve-year 2019 senior notes	2031	1,097	1.75	1,064	1.75
1.000 percent twelve-year 2019 senior notes	2032	1,097	1.06	1,064	1.06
3.125 percent nine-year 2022 senior notes	2032	1,097	3.25	—	—
0.750 percent twelve-year 2020 senior notes	2033	1,097	0.81	1,064	0.81
4.500 percent ten-year 2023 senior notes	2033	1,000	4.62	—	—
3.375 percent twelve-year 2022 senior notes	2035	1,097	3.44	—	—
4.375 percent twenty-year 2015 senior notes	2035	1,932	4.47	1,932	4.47
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	4.67	253	4.67
2.250 percent twenty-year 2019 senior notes	2039	1,097	2.34	1,064	2.35
6.500 percent thirty-year 2009 senior notes	2039	158	6.56	158	6.56
1.500 percent twenty-year 2019 senior notes	2040	1,097	1.58	1,064	1.59
5.550 percent thirty-year 2010 senior notes	2040	224	5.58	224	5.58
1.375 percent twenty-year 2020 senior notes	2041	1,097	1.46	1,064	1.47
4.500 percent thirty-year 2012 senior notes	2042	105	4.54	105	4.54
4.000 percent thirty-year 2013 senior notes	2043	305	4.09	305	4.09
4.625 percent thirty-year 2014 senior notes	2044	127	4.67	127	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,813	4.69	1,813	4.69
1.750 percent thirty-year 2019 senior notes	2050	1,097	1.87	1,064	1.88
1.625 percent thirty-year 2020 senior notes	2051	1,097	1.75	1,064	1.76
Finance lease obligations	2024-2036	57	9.91	56	9.15
Debt discount, net	2026-2051	(64)	—	(52)	—
Deferred financing costs	2026-2051	(124)	—	(109)	—
Long-term debt		$24,344		$20,372
Senior Notes The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Seniors Notes.
In September 2020, Medtronic Global Holdings S.C.A. (Medtronic Luxco) issued six tranches of Euro-denominated Senior Notes with an aggregate principal of €6.3 billion, with maturities ranging from fiscal year 2023 to fiscal year 2051, resulting in cash proceeds of approximately $7.2 billion, net of discounts and issuance costs. The Company used the net proceeds of the offering to fund the early redemption of $4.3 billion of Medtronic Inc. and CIFSA Senior Notes and €1.5 billion of Medtronic Luxco Senior Notes for $6.3 billion of total consideration in October 2020. Additionally, the Company used the proceeds to repay its €750 million floating rate senior notes at maturity in March 2021. The Company recognized a loss on debt extinguishment of $308 million in fiscal year 2021, which primarily

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense, net in the consolidated statement of income.
In September 2022, Medtronic Luxco issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.5 billion, with maturities ranging from fiscal year 2026 to 2035, resulting in cash proceeds of approximately $3.4 billion, net of discounts and issuance costs. The Company used the net proceeds to repay at maturity €750 million of Medtronic Luxco Senior Notes for $772 million of total consideration in December 2022 and €2.8 billion of Medtronic Luxco Senior Notes for $2.9 billion of total consideration in March 2023.
In March 2023, Medtronic Luxco issued two tranches of USD-denominated Senior Notes with an aggregate principal of $2.0 billion, with maturities ranging from fiscal year 2028 to 2033, resulting in cash proceeds of approximately $2.0 billion, net of discounts and issuance costs. The Company used the net proceeds supplemented by additional cash to repay the ¥297 billion Fiscal 2023 Loan Agreement discussed below for $2.3 billion of total consideration.
The Euro-denominated debt issued in September 2020 and September 2022 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 7 for additional information regarding the net investment hedge.
Term Loan Agreements In May 2022, Medtronic Luxco entered into a term loan agreement (Fiscal 2023 Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Fiscal 2023 Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion with a term of 364 days. Borrowings under the Fiscal 2023 Loan Agreement bear interest at the TIBOR Rate (as defined in the Fiscal 2023 Loan Agreement) plus a margin of 0.40% per annum. Medtronic plc and Medtronic, Inc. guaranteed the obligations of Medtronic Luxco under the Fiscal 2023 Loan Agreement. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc.'s 3.500% Senior Notes due 2025 for $1.9 billion of total consideration, and $368 million of Medtronic Luxco's 3.350% Senior Notes due 2027 for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million within interest expense, net in the consolidated statements of income during fiscal year 2023, which primarily includes cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. During the fourth quarter of fiscal year 2023, the Company repaid the term loan in full, including interest.
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs and debt discount, net, are as follows:

(in millions)
2024	$20
2025	7
2026	2,750
2027	1,652
2028	1,005
Thereafter	19,119
Total	$24,553
Financial Instruments Not Measured at Fair Value
At April 28, 2023, the estimated fair value of the Company’s Senior Notes was $21.7 billion compared to a principal value of $24.5 billion. At April 29, 2022, the estimated fair value was $22.9 billion compared to a principal value of $24.2 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
7. Derivatives and Currency Exchange Risk Management
The Company uses derivative instruments and foreign currency denominated debt to manage the impact that currency exchange rate and interest rate changes have on reported financial statements. The Company does not enter into derivative contracts for speculative purposes.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Cash Flow Hedges
The Company uses foreign currency forward exchange contracts designated as cash flow hedges to manage its exposure to the variability of future cash flows that are denominated in a foreign currency.
At inception, foreign currency forward contracts are designated as a cash flow hedge. Changes in the fair value of these derivatives are reported as a component of accumulated other comprehensive loss until the hedged transaction affects earnings. When the hedged transaction affects earnings, the gain or loss on the derivative is reclassified to earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings on a straight-line basis over the term of the hedge. Cash flows are reported as operating activities in the consolidated statements of cash flows.
The Company's cash flow hedges will mature within the subsequent three-year period. At April 28, 2023 and April 29, 2022, the Company had $93 million and $474 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $140 million of after-tax net unrealized gains at April 28, 2023 will be recognized in the consolidated statements of income over the next 12 months.
Net Investment Hedges
The Company uses derivative instruments and foreign currency denominated debt to manage foreign currency risk associated with its net investment in foreign operations. The derivative instruments that the Company uses for this purpose may include foreign currency forward exchange contracts used on a standalone basis or in combination with option collars and standalone cross currency interest rate contracts.
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the twelve months ended April 28, 2023, the Company recognized $107 million of after-tax unrealized gains related to excluded components in interest expense, net. The cash flows related to the Company’s derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
Undesignated Derivatives
The Company uses foreign currency forward exchange contracts to offset the Company’s exposure to the change in the value of non-functional currency denominated assets, liabilities, and cash flows.
These foreign currency forward exchange rate contracts are not designated as hedges at inception, and therefore, changes in the fair value of these contracts are recognized in the consolidated statements of income. Cash flows related to the Company’s undesignated derivative contracts are reported in the consolidated statements of cash flows based on the nature of the derivative instrument.
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	April 28, 2023	April 29, 2022
Currency exchange rate contracts	Cash flow hedge	$9.1	$8.8
Currency exchange rate contracts(1)	Net investment hedge	7.2	—
Foreign currency-denominated debt(2)	Net investment hedge	17.6	17.0
Currency exchange rate contracts	Undesignated	5.8	4.9
(1)At April 28, 2023, includes derivative contracts with a notional value of €4.5 billion, or $4.9 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥297 billion, or $2.2 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2024 through 2033.
(2)At April 28, 2023, includes €16.0 billion, or $17.6 billion, of outstanding Euro-denominated debt as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2026 through 2051.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2023, 2022, and 2021 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income			(Gain) Loss Reclassified into Income

	Fiscal Year			Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2023	2022	2021	2023	2022	2021
Cash flow hedges
Currency exchange rate contracts	$(161)	$(953)	$519	$(703)	$(144)	$(17)	Other operating (income) expense, net
Currency exchange rate contracts	(79)	18	108	(3)	61	15	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	524	(2,299)	1,694	—	—	—	N/A
Currency exchange rate contracts	73	—	—	—	—	—	N/A
Total	$356	$(3,234)	$2,321	$(706)	$(83)	$(2)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2023, 2022, and 2021 were as follows:

	(Gain) Loss Recognized in Income
	Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2023	2022	2021
Derivatives not designated as hedging instruments
Currency exchange rate contracts	$31	$(54)	$247	Other operating (income) expense, net
Total return swaps	1	1	(81)	Other operating (income) expense, net
Total	$32	$(53)	$166
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 28, 2023 and April 29, 2022. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	April 28, 2023	April 29, 2022	Balance Sheet Classification	April 28, 2023	April 29, 2022	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$318	$481	Other current assets	$109	$43	Other accrued expenses
Currency exchange rate contracts	33	168	Other assets	117	16	Other liabilities
Total derivatives designated as hedging instruments	351	649		226	60
Derivatives not designated as hedging instruments
Currency exchange rate contracts	17	46	Other current assets	10	49	Other accrued expenses
Total return swaps	—	—	Other current assets	—	20	Other accrued expenses
Total derivatives not designated as hedging instruments	17	46		10	69
Total derivatives	$368	$695		$236	$129

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 28, 2023		April 29, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$368	$236	$695	$109
Level 2	—	—	—	20
Total	$368	$236	$695	$129
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

	April 28, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$368	$(189)	$(11)	$168
Derivative liabilities:
Currency exchange rate contracts	(236)	189	—	(48)
Total	$132	$—	$(11)	$121

	April 29, 2022
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$695	$(109)	$(254)	$332
Derivative liabilities:
Currency exchange rate contracts	(109)	109	—	—
Total return swaps	(20)	—	—	(20)
	(129)	109	—	(20)
Total	$566	$—	$(254)	$312
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, derivative contracts, and trade accounts receivable. Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 28, 2023 and April 29, 2022, the Company received net cash collateral of $11 million and $254 million, respectively, from its counterparties. Cash collateral posted is recorded as a reduction in cash and cash equivalents, with the offset recorded as an increase in other current assets in the consolidated balance sheets. Cash collateral received is recorded as an increase in cash and cash equivalents with the offset recorded in other accrued expenses in the consolidated balance sheets.
8. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	April 28, 2023	April 29, 2022
Finished goods	$3,440	$3,070
Work-in-process	789	682
Raw materials	1,063	864
Total	$5,293	$4,616
9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 30, 2021	$7,209	$21,195	$11,300	$2,257	$41,961
Goodwill as a result of acquisitions	55	—	26	—	80
Purchase accounting adjustments	21	3	3	(2)	25
Currency translation and other	(125)	(1,241)	(196)	(1)	(1,563)
April 29, 2022	7,160	19,957	11,132	2,254	40,502
Goodwill as a result of acquisitions	726	—	615	—	1,340
Purchase accounting adjustments	(6)	—	2	—	(5)
Sale of RCS business	—	(208)	—	—	(208)
Currency translation and other	(6)	(170)	(30)	1	(204)
April 28, 2023	$7,873	$19,579	$11,718	$2,255	$41,425
As a result of the agreement with DaVita, as disclosed in Note 3, the Company allocated $208 million of goodwill to the RCS business that met the criteria to be classified as held for sale during the first quarter of fiscal year 2023 and was subsequently sold on April 1, 2023. Upon allocation, a goodwill impairment test was performed for the RCS business, and the Company recognized $61 million of goodwill impairment charges during fiscal year 2023. The goodwill impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income. The Company did not recognize any goodwill impairment charges during fiscal years 2022 or 2021.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 28, 2023		April 29, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,956	$(7,979)	$16,953	$(7,005)
Purchased technology and patents	11,659	(6,277)	10,802	(5,667)
Trademarks and tradenames	486	(280)	473	(266)
Other	116	(69)	80	(69)
Total	$29,217	$(14,605)	$28,308	$(13,006)
Indefinite-lived:
IPR&D	$232	$—	$293	$—
The Company did not recognize any definite-lived intangible asset impairment charges during fiscal year 2023. During fiscal year 2022, the Company recognized $409 million of definite-lived intangible asset impairment charges in connection with MCS within the Cardiovascular Portfolio. The intangible asset impairment charge primarily related to purchased technology and patents. Refer to Note 4 Restructuring Charges for additional information on what led to the impairment. During fiscal year 2021, the Company recognized $30 million of definite-lived intangible asset impairment charges in connection with the abandonment of certain intangible assets within the Neuroscience segment. Definite-lived intangible asset impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income.
Indefinite-lived intangible asset impairment charges were not significant for fiscal year 2023 or 2022. During fiscal year 2021, the Company recognized $45 million of indefinite-lived intangible asset impairment charges related to the abandonment of certain IPR&D projects in the Neuroscience segment. Indefinite-lived intangible asset impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense was $1.7 billion for fiscal years 2023 and 2022 and $1.8 billion for fiscal year 2021. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 28, 2023, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2024	$1,676
2025	1,654
2026	1,641
2027	1,616
2028	1,565

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

10. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 28, 2023	April 29, 2022	Estimated Useful Lives (in years)
Equipment	$6,707	$6,489	Generally 2-7, up to 15
Computer software	2,952	2,617	Up to 5
Land and land improvements	162	170	Up to 20
Buildings and leasehold improvements	2,487	2,351	Up to 40
Construction in progress	1,754	1,737	—
Property, plant, and equipment	14,062	13,365
Less: Accumulated depreciation	(8,493)	(7,952)
Property, plant, and equipment, net	$5,569	$5,413
Depreciation expense of $999 million, $974 million, and $919 million was recognized in fiscal years 2023, 2022, and 2021, respectively.
11. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 28, 2023, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 28, 2023, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. At April 28, 2023, no A Preferred Shares were outstanding.
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
Ordinary Share Repurchase Program Shares are repurchased on occasion to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2023 and 2022, the Company repurchased approximately 6 million and 22 million shares, respectively, at an average price of $91.31 and $113.11, respectively.
In March 2019, the Company's Board of Directors authorized $6.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. At April 28, 2023, the Company had used $3.6 billion of the $6.0 billion authorized under the repurchase program, leaving approximately $2.4 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are cancelled.
12. Stock Purchase and Award Plans
In fiscal year 2023, the Company granted stock awards under the 2021 Medtronic plc Long Term Incentive Plan (2021 Plan). The 2021 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 28, 2023, there were approximately 108 million shares available for future grants under the 2021 Plan.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, performance share units, and employee stock purchase plan (ESPP) in fiscal years 2023, 2022, and 2021:

	Fiscal Year
(in millions)	2023	2022	2021
Stock options	$77	$70	$72
Restricted stock	166	184	185
Performance share units	74	66	49
Employee stock purchase plan	38	39	38
Total stock-based compensation expense	$355	$359	$344

Cost of products sold	$36	$36	$35
Research and development expense	39	40	38
Selling, general, and administrative expense	280	283	272
Total stock-based compensation expense	355	359	344
Income tax benefits	(60)	(62)	(59)
Total stock-based compensation expense, net of tax	$295	$297	$285
Stock Options Options are granted at the exercise price, which is equal to the closing price of the Company’s ordinary shares on the grant date. The majority of the Company’s options are non-qualified options with a ten-year life and a four-year ratable vesting term. The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options at the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2023	2022	2021
Weighted average fair value of options granted	$17.76	$22.83	$16.15
Assumptions used:
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.70%	0.90%	0.33%
Volatility	24.05%	23.04%	24.17%
Dividend yield	2.92%	1.95%	2.36%
The following table summarizes stock option activity during fiscal year 2023:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 29, 2022	28,263	$92.00
Granted	5,470	92.96
Exercised	(1,513)	59.15
Expired/Forfeited/Cancelled	(1,354)	102.93
Outstanding at April 28, 2023	30,866	93.30	5.1	$154
Expected to vest at April 28, 2023	8,685	103.48	8.5	1
Exercisable at April 28, 2023	21,468	88.90	3.7	153

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised, and the related tax benefit during fiscal years 2023, 2022, and 2021:

	Fiscal Year
(in millions)	2023	2022	2021
Cash proceeds from options exercised	$77	$209	$277
Intrinsic value of options exercised	42	174	205
Tax benefit related to options exercised	9	40	47
Unrecognized compensation expense related to outstanding stock options at April 28, 2023 was $92 million and is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Restricted stock units are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The expense recognized for restricted stock units is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. Restricted stock units either have a four-year ratable vesting term or cliff vest after three years. Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period.
The following table summarizes restricted stock activity during fiscal year 2023:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 29, 2022	5,370	$108.92
Granted	2,862	91.83
Vested	(2,471)	103.75
Forfeited/Cancelled	(572)	105.33
Nonvested at April 28, 2023	5,189	102.34
The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2023, 2022, and 2021:

	Fiscal Year
(in millions, except per share data)	2023	2022	2021
Weighted-average grant-date fair value per restricted stock	$91.83	$127.47	$99.48
Fair value of restricted stock vested	256	194	280
Tax benefit related to restricted stock vested	45	52	65
Unrecognized compensation expense related to restricted stock as of April 28, 2023 was $338 million and is expected to be recognized over a weighted average period of 2.6 years.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes performance share unit activity during fiscal year 2023:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 29, 2022	1,581	$138.95
Granted	1,204	98.17
Performance adjustments (1)	(515)	129.58
Forfeited/Cancelled	(227)	124.53
Nonvested at April 28, 2023	2,043	119.88
(1)Performance adjustments are adjustments to grants where the performance period has ended and actual performance is known.
The following table summarizes the weighted-average grant date fair value of performance share units granted, total fair value of performance share units vested and related tax benefit during fiscal year 2023, 2022, and 2021:

	Fiscal Year
(in millions, except per share data)	2023	2022	2021
Weighted-average grant-date fair value per performance share units	$98.17	$149.16	$129.04
Fair value of performance share units vested	—	—	—
Tax benefit related to performance share units vested	—	—	—
Unrecognized compensation expense related to performance share units as of April 28, 2023 was $84 million and is expected to be recognized over a weighted average period of 1.8 years.
Employees Stock Purchase Plan The Medtronic plc Amended and Restated 2014 Employees Stock Purchase Plan allows participating employees to purchase the Company's ordinary shares at a discount through payroll deductions. The expense recognized for shares purchased under the Company’s ESPP is equal to the 15 percent discount the employee receives. Employees purchased 3 million shares at an average price of $69.92 per share in fiscal year 2023. At April 28, 2023, approximately 4 million ordinary shares were available for future purchase under the ESPP.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes
The income tax provision is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2023	2022	2021
U.S.	$1,295	$436	$(358)
International	4,069	5,081	4,253
Income before income taxes	$5,364	$5,517	$3,895
The income tax provision consists of the following:

	Fiscal Year
(in millions)	2023	2022	2021
Current tax expense:
U.S.	$1,303	$467	$287
International	530	599	439
Total current tax expense	1,833	1,066	726
Deferred tax (benefit) expense:
U.S.	(336)	(402)	(625)
International	83	(209)	165
Net deferred tax benefit	(253)	(611)	(461)
Income tax provision	$1,580	$456	$265

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 28, 2023	April 29, 2022
Deferred tax assets:
Intangible assets	$2,259	$2,334
Net operating loss, capital loss, and credit carryforwards	10,803	5,982
Capitalization of research and development	971	597
Other accrued liabilities	458	483
Accrued compensation	312	332
Pension and post-retirement benefits	66	66
Stock-based compensation	141	146
Inventory	135	146
Lease obligations	150	92
Federal and state benefit on uncertain tax positions	79	60
Interest limitation	377	386
Unrealized gain on available-for-sale securities and derivative financial instruments	39	—
Other	277	374
Gross deferred tax assets	16,067	10,998
Valuation allowance	(11,311)	(6,583)
Total deferred tax assets	4,756	4,415
Deferred tax liabilities:
Intangible assets	(1,551)	(1,488)
Realized loss on derivative financial instruments	(70)	(66)
Right of use leases	(147)	(89)
Accumulated depreciation	(109)	(121)
Outside basis difference of subsidiaries	(119)	(129)
Other	(80)	(70)
Total deferred tax liabilities	(2,076)	(1,963)
Prepaid income taxes	480	474
Income tax receivables	494	358
Tax assets, net	$3,654	$3,284
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$885	$765
Tax assets	3,477	3,403
Deferred tax liabilities	(708)	(884)
Tax assets, net	$3,654	$3,284
No deferred taxes have been provided on the approximately $83.7 billion and $79.3 billion of undistributed earnings of the Company’s subsidiaries at April 28, 2023 and April 29, 2022, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.
At April 28, 2023, the Company had approximately $43.4 billion of net operating loss carryforwards in certain non-U.S. jurisdictions, of which $20.3 billion have no expiration, and the remaining $23.1 billion will expire during fiscal years 2024 through 2040. Included in these net operating loss carryforwards are $16.2 billion of net operating losses generated in fiscal year 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities; and $17 billion of net operating losses generated during fiscal year 2023 as a result of an intercompany reorganization. The Company has recorded a full valuation allowance against these net operating losses, as

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S. net operating loss carryforwards of $10.2 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 28, 2023, the Company had $545 million of U.S. federal net operating loss carryforwards, of which $359 million have no expiration. The remaining loss carryforwards will expire during fiscal years 2024 through 2036. For U.S. state purposes, the Company had $1.8 billion of net operating loss carryforwards at April 28, 2023, $207 million of which have no expiration. The remaining U.S. state loss carryforwards will expire during fiscal years 2024 through 2043.
At April 28, 2023, the Company also had $347 million of tax credits available to reduce future income taxes payable, of which $146 million have no expiration. The remaining credits will expire during fiscal years 2024 through 2042.
The Company has established valuation allowances of $11.3 billion and $6.6 billion at April 28, 2023 and April 29, 2022, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2023 is primarily related to the generation of certain net losses resulting from an intercompany reorganization. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.1	0.2	(1.1)
Research and development credit	(1.9)	(1.3)	(2.3)
Puerto Rico excise tax	(1.0)	(1.1)	(2.0)
International	(8.2)	(11.2)	(12.6)
Stock based compensation	0.2	(0.8)	(0.8)
Interest on uncertain tax positions	0.7	0.5	0.9
Base erosion anti-abuse tax	—	0.9	0.5
Foreign derived intangible income benefit	(1.2)	(1.0)	(1.9)
Certain tax adjustments	17.0	(0.9)	(1.0)
Legal entity restructuring	—	—	1.8
U.S. tax on foreign earnings	2.5	2.2	3.4
Other, net	0.3	(0.2)	0.9
Effective tax rate	29.5%	8.3%	6.8%
During fiscal year 2023, the net cost from certain tax adjustments of $910 million, recognized in income tax provision in the consolidated statement of income, included the following:
•A net cost of $764 million associated with the August 18, 2022 U.S. Tax Court (Tax Court) Opinion on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006 (Opinion). While the Opinion rejected the IRS’s position and the Tax Court determined the methodology advanced by Medtronic was appropriate for purposes of determining the intercompany royalty rate between Puerto Rico and the U.S., it determined that the royalty rate should be higher, thereby increasing income allocated to the U.S. and consequently subject to U.S. tax. This case relates only to fiscal years 2005 and 2006. The Opinion remains subject to appeal by either or both parties. The Company has assumed the Tax Court findings will be applied for all years following fiscal year 2006.
•A cost of $55 million related to the disallowance of certain interest deductions.
•A cost of $30 million related to the change in reporting currency for certain carryover attributes.
•A cost of $28 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

•A net cost of $33 million primarily associated with the sale of half of the Company’s RCS business.
During fiscal year 2022, the net benefit from certain tax adjustments of $50 million, recognized in income tax provision in the consolidated statement of income, included the following:
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
During fiscal year 2021, the net benefit from certain tax adjustments of $41 million, recognized in income tax provision in the consolidated statement of income, included the following:
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
Subsequent to year-end, on June 1, 2023 the Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd v. Kfar Saba Assessing Office. The court determined that there was a deemed taxable transfer of intellectual property. At this time, the Company is evaluating the impact of the decision and whether or not it will appeal. The Company has currently estimated a potential income tax charge, including interest, of approximately $200 million.
Currently, the Company’s operations in Puerto Rico, Singapore, Dominican Republic, Costa Rica, and China have various tax holidays and tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings by $115 million, $248 million, and $301 million in fiscal years 2023, 2022, and 2021, respectively, and diluted earnings per share by $0.09, $0.18, and $0.22, in fiscal years 2023, 2022, and 2021, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2024 and 2035. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. The tax incentive grants which expired during fiscal year 2023 did not have a material impact on the Company's consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $2.7 billion, $1.7 billion, and $1.7 billion of gross unrecognized tax benefits at April 28, 2023, April 29, 2022, and April 30, 2021, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2023, 2022, and 2021 is as follows:

	Fiscal Year
(in millions)	2023	2022	2021
Gross unrecognized tax benefits at beginning of fiscal year	$1,661	$1,668	$1,862
Gross increases:
Prior year tax positions	980	1	88
Current year tax positions	89	40	62
Gross decreases:
Prior year tax positions	(12)	(29)	(106)
Settlements	(4)	(8)	(216)
Statute of limitation lapses	(32)	(11)	(21)
Gross unrecognized tax benefits at end of fiscal year	2,682	1,661	1,668
Cash advance paid to taxing authorities	(918)	(859)	(859)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$1,764	$802	$809
If all of the Company’s unrecognized tax benefits at April 28, 2023, April 29, 2022, and April 30, 2021 were recognized, $2.5 billion, $1.6 billion, and $1.6 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately reserved for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $1.8 billion as a noncurrent liability. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions, excluding interest, could decrease by as much as $10 million, net as a result of statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in income tax provision in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $61 million, $117 million, and $99 million of accrued gross interest and penalties at April 28, 2023, April 29, 2022, and April 30, 2021, respectively. During fiscal years 2023, 2022, and 2021, the Company recognized gross interest income of $55 million, expense of $17 million, and income of $44 million, respectively, in income tax provision in the consolidated statements of income.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	2005
Australia	2018
Brazil	2018
Canada	2013
China	2015
Costa Rica	2019
Dominican Republic	2019
France	2020
Germany	2014
India	2002
Ireland	2012
Israel	2010
Italy	2018
Japan	2019
Korea	2022
Luxembourg	2018
Mexico	2014
Puerto Rico	2014
Singapore	2018
Switzerland	2010
United Kingdom	2019
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
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2023	2022	2021
Numerator:
Net income attributable to ordinary shareholders	$3,758	$5,039	$3,606
Denominator:
Basic – weighted average shares outstanding	1,329.8	1,342.4	1,344.9
Effect of dilutive securities:
Employee stock options	1.5	6.6	6.6
Employee restricted stock units	1.0	1.6	2.1
Employee performance share units	0.5	0.8	0.5
Diluted – weighted average shares outstanding	1,332.8	1,351.4	1,354.0

Basic earnings per share	$2.83	$3.75	$2.68
Diluted earnings per share	$2.82	$3.73	$2.66
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 23 million, 5 million, and 4 million ordinary shares in fiscal year 2023, 2022, and 2021, respectively because their effect would have been anti-dilutive on the Company’s earnings per share.
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net expense related to these plans was $494 million, $459 million, and $668 million in fiscal years 2023, 2022, and 2021, respectively.
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
At April 28, 2023 and April 29, 2022, the funded status of the Company’s benefit plans was $103 million overfunded and $74 million overfunded, respectively.
During fiscal years 2023 and 2021, the Company offered certain eligible U.S. employees voluntary early retirement packages, resulting in charges of $94 million and $97 million, respectively, primarily related to U.S. pension benefits. The charges were recognized in restructuring charges, net in the consolidated statements of income. See Note 4 for additional information on restructuring charges.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits(2)		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2023	2022	2023	2022
Accumulated benefit obligation at end of year:	$3,348	$3,396	$1,422	$1,638
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,526	$3,979	$1,740	$2,294
Service cost	77	98	43	64
Interest cost	142	102	38	26
Employee contributions	—	—	9	12
Plan curtailments, settlements, and amendments	(19)	—	(8)	(11)
Actuarial (gain) loss(1)	(210)	(513)	(303)	(394)
Benefits paid	(140)	(141)	(63)	(48)
Special termination benefits(3)	74	—	—	—
Currency exchange rate changes and other	—	—	43	(203)
Projected benefit obligation at end of year	$3,451	$3,526	$1,499	$1,740
Change in plan assets:
Fair value of plan assets at beginning of year	$3,559	$3,660	$1,732	$1,900
Actual return on plan assets	(43)	15	(163)	(12)
Employer contributions	22	24	57	70
Employee contributions	—	—	9	12
Plan settlements	—	—	(8)	(1)
Benefits paid	(140)	(141)	(63)	(48)
Currency exchange rate changes and other	—	—	50	(188)
Fair value of plan assets at end of year	$3,398	$3,559	$1,614	$1,732
Funded status at end of year:
Fair value of plan assets	$3,398	$3,559	$1,614	$1,732
Benefit obligations	3,451	3,526	1,499	1,740
Over (under) funded status of the plans	(53)	33	115	(8)
Recognized asset (liability)	$(53)	$33	$115	$(8)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$221	$313	$350	$240
Current liabilities	(24)	(21)	(6)	(6)
Non-current liabilities	(250)	(259)	(228)	(242)
Recognized asset (liability)	$(53)	$33	$115	$(8)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost (credit)	$(19)	$—	$(3)	$(4)
Net actuarial loss	891	854	76	161
Ending balance	$873	$854	$73	$157
(1)Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). The actuarial gain in fiscal year 2023 and 2022 was primarily related to increases in discount rates.
(2)As of April 24, 2020, the Company announced the freezing of the U.S. pension benefits beginning Plan year 2028. Employees will continue to earn benefits as required by the Medtronic Retirement Plan until April 30, 2027, after which date benefits will no longer be earned and employees will earn benefits through the Medtronic Savings and Investment Plan.
(3)This represents a portion of the total voluntary early retirement package charges for fiscal year 2023.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 28, 2023 and April 29, 2022. U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2023	2022
Accumulated benefit obligation	$731	$830
Projected benefit obligation	772	880
Plan assets at fair value	301	356
U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2023	2022
Projected benefit obligation	$1,285	$907
Plan assets at fair value	776	379
The net periodic benefit cost of the plans includes the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$77	$98	$106	$43	$64	$70
Interest cost	142	102	109	38	26	28
Expected return on plan assets	(224)	(226)	(242)	(58)	(64)	(59)
Amortization of prior service cost	—	—	1	(1)	(1)	(1)
Amortization of net actuarial loss	20	64	69	2	22	25
Settlement and curtailment (gain) loss	—	—	—	2	(10)	1
Special termination benefits	74	—	73	—	—	—
Net periodic benefit cost	$89	$39	$116	$26	$37	$64
The other changes in plan assets and projected benefit obligations recognized in other comprehensive income for fiscal year 2023 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial loss (gain)	$58	$(82)
Prior service cost (credit)	(19)	—
Amortization of prior service credit	—	1
Amortization and settlement recognition of actuarial loss	(20)	(4)
Effect of exchange rates	—	3
Total recognized in other comprehensive income	19	(82)
Total recognized in net periodic benefit cost and other comprehensive income	$108	$(57)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2023	2022	2021	2023	2022	2021
Critical assumptions – projected benefit obligation:
Discount rate	4.73% - 4.99%	4.23% - 4.48%	2.80% - 3.50%	1.30% - 10.70%	0.60% - 25.40%	0.30% - 13.30%
Rate of compensation increase	3.90%	4.83%	4.83%	2.75%	2.70%	2.90%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	4.23% - 4.48%	2.80% - 3.46%	3.10% - 3.70%	0.60% - 25.40%	0.25% - 12.80%	0.30% - 13.90%
Discount rate – service cost	4.12% - 4.51%	2.50% - 3.51%	2.60% - 3.90%	0.60% - 25.40%	0.24% - 12.80%	0.30% - 13.90%
Discount rate – interest cost	3.90% - 4.23%	2.08% - 2.87%	2.80% - 3.20%	0.60% - 25.40%	0.08% - 12.80%	0.30% - 13.90%
Expected return on plan assets	5.30% - 7.20%	5.60% - 7.40%	7.50%	3.48%	3.67%	3.78%
Rate of compensation increase	3.90%	3.90% - 4.83%	3.90%	2.70%	2.90%	2.91%
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
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 28, 2023 for the plans are 42% equity securities, 34% debt securities, and 24% other.
The plans did not hold any investments in the Company’s ordinary shares at April 28, 2023 or April 29, 2022.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 28, 2023, compared to the U.S. plans actual asset allocations at April 28, 2023 and April 29, 2022 by asset category, are as follows:

U.S. Plans	Target Allocation	Actual Allocation
	April 28, 2023	April 28, 2023	April 29, 2022
Asset Category:
Equity securities	34%	36%	36%
Debt securities	51	46	45
Other	15	19	19
Total	100%	100%	100%
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
Partnership units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real estate investments. Partnerships primarily include long/short equity and absolute return strategies. These investments may be redeemed monthly with notice periods ranging from 45 to 95 days. At April 28, 2023, there are no funds in the process of liquidation. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments at April 28, 2023 is $233 million, and the estimated liquidation period of these funds is expected to be one to 15 years. Real estate investments consist of illiquid real estate holdings. These investments have investment and liquidation periods expected to total 3 years to 10 years in aggregate. At April 28, 2023, there are no real estate investments in the process of liquidation. Valuation procedures are utilized to arrive at fair value if a quoted market price is not available for a partnership investment.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 28, 2023 and April 29, 2022.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 28, 2023	Level 1	Level 2	Level 3
Short-term investments	$114	$114	$—	$—	$—
Mutual funds	114	114	—	—	—
Equity commingled trusts	1,211	—	—	—	1,211
Fixed income commingled trusts	968	—	—	—	968
Partnership units	992	—	—	992	—
	$3,398	$227	$—	$992	$2,179

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 29, 2022	Level 1	Level 2	Level 3
Short-term investments	$73	$73	$—	$—	$—
Mutual funds	125	125	—	—	—
Equity commingled trusts	1,281	—	—	—	1,281
Fixed income commingled trusts	1,069	—	—	—	1,069
Partnership units	1,011	—	—	1,011	—
	$3,559	$197	$—	$1,011	$2,350

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Partnership Units
April 30, 2021	$860
Total realized gains, net	28
Total unrealized gains, net	72
Purchases and sales, net	51
April 29, 2022	1,011
Total realized gains, net	67
Total unrealized gains, net	151
Purchases and sales, net	(238)
April 28, 2023	$992

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 28, 2023	Level 1	Level 2	Level 3
Registered investment companies	$1,571	$—	$—	$—	$1,571
Insurance contracts	44	—	—	44	—
	$1,614	$—	$—	$44	$1,571

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 29, 2022	Level 1	Level 2	Level 3
Registered investment companies	$1,689	$—	$—	$—	$1,689
Insurance contracts	43	—	—	43	—
	$1,732	$—	$—	$43	$1,689
Non-U.S. pension benefit assets that are valued using significant unobservable inputs (Level 3) was $44 million and $43 million as of April 28, 2023 and April 29, 2022, respectively. The decrease in the fair value of the assets was due to insurance contracts being sold.

There were no transfers into or out of Level 3 for both the U.S. and non-U.S. pension plans during the fiscal years ended April 28, 2023 and April 29, 2022.
Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2023, the Company made discretionary contributions of approximately $22 million to the U.S. pension plan. Internationally, the Company contributed approximately $57 million for pension benefits during fiscal year 2023. The Company anticipates that it will make contributions of $24 million and $43 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2024. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2024 contributions will be discretionary. The Company believes that pension assets, returns on invested pension assets, and Company contributions will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2024	$168	$64
2025	178	62
2026	188	62
2027	200	68
2028	213	69
2029 – 2033	1,171	411
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $11 million, $20 million, and $6 million in fiscal years 2023, 2022, and 2021, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $261 million and $276 million at April 28, 2023 and April 29, 2022, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $302 million and $325 million at April 28, 2023 and April 29, 2022, respectively. The post-retirement benefit plan assets at both April 28, 2023 and April 29, 2022 primarily comprised of equity and fixed commingled trusts, consistent with the U.S. retirement benefit plan assets outlined in the fair value leveling tables above.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance. Expense recognized under these plans was $390 million, $403 million, and $495 million in fiscal years 2023, 2022, and 2021, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Effective May 1, 2005, the Company froze participation in the original defined benefit pension plan in the U.S. and implemented two new plans: an additional defined benefit pension plan, the Personal Pension Account (PPA), and a new defined contribution plan, the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 but before January 1, 2016 had the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return, which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $43 million, $48 million, and $50 million in fiscal years 2023, 2022, and 2021, respectively.
Effective January 1, 2016, the Company froze participation in the existing defined benefit (PPA) and contribution (PIA) pension plans in the U.S. and implemented a new form of benefit under the existing defined contribution plan for legacy Covidien employees and employees in the U.S. hired on or after January 1, 2016 or rehired after July 1, 2020. Participants in the Medtronic Core Contribution (MCC) also receive an annual allocation of their salary and bonus and are allowed to determine how to invest their funds among identified fund alternatives. The defined contribution cost associated with the MCC was approximately $93 million, $83 million, and $73 million and in fiscal years 2023, 2022, and 2021, respectively.
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
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for fiscal year 2023, 2022, and 2021 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases were not material to the consolidated financial statements at April 28, 2023 or April 29, 2022 or for fiscal year 2023, 2022 and 2021. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at April 28, 2023 and April 29, 2022:

(in millions)	Balance Sheet Classification	April 28, 2023	April 29, 2022
Right-of-use assets	Other assets	$1,041	$854
Current liability	Other accrued expenses	180	167
Non-current liability	Other liabilities	869	703
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 28, 2023, April 29, 2022, and April 30, 2021:

	April 28, 2023	April 29, 2022	April 30, 2021
Weighted-average remaining lease term	9.1 Years	7.3 Years	7.5 years
Weighted-average discount rate	2.4%	2.0%	2.3%

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the components of total operating lease cost for fiscal year 2023, 2022, and 2021:

	Fiscal Year
(in millions)	2023	2022	2021
Operating lease cost	$211	$195	$216
Short-term lease cost	62	65	35
Total operating lease cost	$273	$260	$251
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal year 2023, 2022, and 2021:

	Fiscal Year
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$210	$174	$216
Right-of-use assets obtained in exchange for operating lease liabilities	417	78	230
The following table summarizes the maturities of the Company's operating leases at April 28, 2023:

(in millions) Fiscal Year	Operating Leases
2024	$204
2025	171
2026	144
2027	121
2028	94
Thereafter	426
Total expected lease payments	1,160
Less: Imputed interest	(111)
Total lease liability	$1,049
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income and the related assets and lease maturities were not material to the consolidated financial statements at or for the fiscal year ended April 28, 2023 and April 29, 2022.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

17. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 24, 2020	$—	$(2,210)	$236	$(1,852)	$266	$(3,560)
Other comprehensive income (loss) before reclassifications	92	1,691	(1,694)	432	(541)	(20)
Reclassifications	—	—	—	73	22	95
Other comprehensive income (loss)	92	1,691	(1,694)	505	(519)	75
April 30, 2021	92	(519)	(1,458)	(1,347)	(253)	(3,485)
Other comprehensive income (loss) before reclassifications	(304)	(2,080)	2,299	514	781	1,210
Reclassifications	3	—	—	60	(54)	9
Other comprehensive income (loss)	(301)	(2,080)	2,299	574	727	1,219
April 29, 2022	(209)	(2,599)	841	(773)	474	(2,265)
Other comprehensive income (loss) before reclassifications	(78)	(240)	(596)	26	184	(704)
Reclassifications	29	—	—	6	(565)	(530)
Other comprehensive income (loss)	(49)	(240)	(596)	32	(381)	(1,234)
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2023, 2022, and 2021 was a benefit of $21 million, a benefit of $51 million, and an expense of $31 million, respectively. During fiscal years 2023, 2022, and 2021, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $9 million, $1 million and $2 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 5 for additional information.
During fiscal years 2023, 2022, and 2021, the income tax on cumulative translation adjustment was a benefit of $5 million, a benefit of $8 million, and an expense of $7 million, respectively.
During fiscal years 2023, 2022, and 2021, there were no tax impacts on net investment hedges. Refer to Note 7 for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2023, 2022, and 2021 resulted in an expense of $6 million, $134 million, and $115 million, respectively. During fiscal years 2023, 2022, and 2021, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $9 million, $20 million, and $16 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 15 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2023, 2022, and 2021 was an expense of $56 million, an expense of $152 million, and a benefit of $87 million, respectively. Amounts reclassified from AOCI related to cash flow hedges included income taxes of $133 million, $26 million, and $14 million for fiscal years 2023, 2022, and 2021, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating (income) expense, net or cost of products sold. Refer to Note 7 for additional information.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. During fiscal years 2023, 2022, and 2021, the Company recognized a net $30 million of certain litigation income and $95 million and $188 million of certain litigation charges, respectively. At April 28, 2023 and April 29, 2022, accrued litigation was approximately $0.3 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

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

Colibri

The Company is a defendant in patent litigation brought by Colibri Heart Valve LLC (Colibri) in the U.S. District Court for the Central District of California. Colibri alleges infringement of one patent by the Company’s Evolut family of transcatheter aortic valve replacement devices. The patent asserted by Colibri has expired. On February 8, 2023, a jury returned a verdict against the Company for approximately $106 million. The Company has strong arguments to appeal the verdict and is pursuing its appeal. The Company has not recognized an expense in connection with this matter because it does not currently believe a loss is probable.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

manufactured by Covidien’s subsidiaries. As of June 7, 2023, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of June 7, 2023, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 7,240 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,284 plaintiffs have filed lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 476 plaintiffs have filed lawsuits in a coordinated action in Minnesota state court, and there are approximately 445 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Diabetes Pump Retainer Ring Litigation

Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes Operating Unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of May 30, 2023, 64 individual plaintiffs have filed lawsuits, and certain plaintiffs’ law firms have notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
The Company is also a successor to a party named in a lawsuit filed in the U.S. District Court for the District of Maine in the early 2000's by the Natural Resources Defense Council and the Maine People's Alliance relating to mercury contamination of the Penobscot River and Bay and options for remediating such contamination. In March 2021, the parties notified the court that they had agreed on a settlement in principle of all issues in this matter, and in September 2022 the parties filed a joint motion for final approval by the court. In October 2022, the court issued a final order approving the settlement and the parties are working with consultants on implementation of remedial activities. The final court order did not result in a change to the Company's previous accrual for this matter.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
19. Segment and Geographic Information
There were no changes to the reportable segments during the fiscal year ended April 28, 2023. The Company's four principal operating and reportable segments are as follows: Cardiovascular Portfolio, Medical Surgical Portfolio, Neuroscience Portfolio, and Diabetes Operating Unit.
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
The primary products and services from which the Medical Surgical Portfolio segment derives its revenues include those focused on diseases of the respiratory system, gastrointestinal tract, lungs, pelvic region, kidneys, obesity, and other preventable complications.
The primary products and services from which the Neuroscience Portfolio segment derives its revenues include those focused on neurostimulation therapies and drug delivery systems for the treatment of chronic pain, as well as various areas of the spine and brain, along with pelvic health and conditions of the ear, nose, and throat.
The primary products from which the Diabetes Operating Unit segment derives its revenues include those focused on diabetes management, including insulin pumps, continuous glucose monitoring systems and sensors, and smart insulin pens.
As of the beginning of fiscal year 2024, the Company realigned the operating segment structure as a result of changes in segment leadership and how the Company makes operating decisions and assesses business performance. We continue to have four reportable segments: Cardiovascular Portfolio, Medical Surgical Portfolio, Neuroscience Portfolio, and Diabetes Operating Unit; however, the transition activities from the previously divested businesses in the Medical Surgical Portfolio segment are now in an all other reporting segment.
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
Segment Operating Profit

	Fiscal Year
(in millions)	2023	2022	2021
Cardiovascular	$4,435	$4,512	$3,850
Medical Surgical	2,856	3,572	3,021
Neuroscience	3,617	3,765	3,162
Diabetes	378	583	598
Segment operating profit	11,286	12,432	10,632
Interest expense	(636)	(553)	(925)
Other non-operating income, net	515	318	336
Amortization of intangible assets	(1,698)	(1,733)	(1,783)
Corporate	(1,763)	(1,724)	(1,577)
Currency	465	70	(47)
Centralized distribution costs	(1,624)	(1,822)	(1,830)
Restructuring and associated costs	(647)	(335)	(617)
Acquisition-related items	(110)	43	15
Divestiture and separation-related items	(235)	—	—
Certain litigation charges, net	30	(95)	(118)
Impairment of abandoned intangible assets	—	—	(76)
MCS impairment / costs	—	(881)	—
IPR&D charges	—	(101)	(31)
Medical device regulations	(150)	(102)	(83)
Commitments to the Medtronic Foundation and Medtronic LABS	(70)	—	—
Income before income taxes	$5,364	$5,517	$3,895
Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 28, 2023	April 29, 2022	2023	2022	2021
Cardiovascular	$16,051	$14,490	$212	$214	$212
Medical Surgical	36,248	36,940	202	200	195
Neuroscience	18,346	16,917	267	265	236
Diabetes	3,930	3,797	80	67	53
Segments	74,575	72,144	761	746	696
Corporate	16,373	18,837	238	228	223
Total	$90,948	$90,981	$999	$974	$919

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.
The following table presents net sales for fiscal years 2023, 2022, and 2021, and property, plant, and equipment, net at April 28, 2023 and April 29, 2022 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2023	2022	2021	April 28, 2023	April 29, 2022
Ireland	$98	$101	$100	$184	$177

United States	16,373	16,135	15,526	4,083	3,821
Rest of world	14,756	15,450	14,491	1,302	1,415
Total other countries, excluding Ireland	31,129	31,585	30,017	5,385	5,236
Total	$31,227	$31,686	$30,117	$5,569	$5,413
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2023, 2022, or 2021.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 28, 2023. The effectiveness of the Company's internal control over financial reporting as of April 28, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 28, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
As reported in our Quarterly Reports on Form 10-Q for the second and third quarters of fiscal year 2023, Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the second and third quarters of fiscal year 2023, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the second and third quarters of fiscal year 2023, in the normal course of business and consistent with the OFAC authorizations as in effect at the time, Medtronic Russia filed a total of four notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. Medtronic did not engage in these activities during the first and fourth quarters of fiscal year 2023. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2023 definitive proxy statement, which will be filed no later than 120 days after April 28, 2023.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Corporate Governance — Committees of the Board and Meetings,” and “Share Ownership Information — Delinquent Section 16(a) Report” in the Company's Proxy Statement for our 2023 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2023, are incorporated herein by reference.
Set forth below are the names and ages of our Executive Officers of Medtronic, as well as information regarding their positions with Medtronic, their periods of service in these capacities, and their business experiences. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.
The following table shows the name, age, and position as of April 28, 2023 of each of our Executive Officers:

Name	Age	Position with the Company
Geoffrey S. Martha	53	Chairman and Chief Executive Officer
Ivan K. Fong	61	Executive Vice President, General Counsel and Corporate Secretary of the Company
Robert ten Hoedt	62	Executive Vice President and President, Global Regions
Karen L. Parkhill	57	Executive Vice President and Chief Financial Officer
Sean Salmon	58	Executive Vice President and President, Cardiovascular Portfolio
Gregory L. Smith	59	Executive Vice President, Global Operations and Supply Chain
Brett Wall	58	Executive Vice President and President, Neuroscience Portfolio
Robert J. White	60	Executive Vice President and President, Medical Surgical Portfolio
Geoffrey S. Martha, age 53, is Chairman of the Board of Directors and Chief Executive Officer of Medtronic. Mr. Martha assumed the role of CEO on April 27, 2020 and became Chairman of the Board on December 11, 2020. Prior to his role as Chairman and CEO, he served as President of Medtronic from November 2019 through April 2020 and joined the Board of Directors in November 2019. Previously, Mr. Martha served as Executive Vice President and President, Restorative Therapies Group, a role he held since August 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Ivan K. Fong, age 61, has been Executive Vice President, General Counsel and Corporate Secretary of the Company since February 2022. Prior to that, he held several leadership positions at 3M Company from 2012 to 2022, including Executive Vice President, Chief Legal and Policy Officer and Secretary. Prior to joining 3M Company, Mr. Fong served as General Counsel of the U.S. Department of Homeland Security from 2009 to 2012. Prior to his role with the U.S. Government, he was Chief Legal Officer and Secretary for Cardinal Health, Inc from 2005 to 2009. Mr. Fong currently serves on the Board of Cboe Global Markets.
Robert ten Hoedt, age 62, is Executive Vice President and President of the Global Regions. He previously served as Executive Vice President and President, EMEA Region of the Company since January 2015 and of Medtronic, Inc. since May 2014, as well as President, APAC Region since March 2022. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
Karen L. Parkhill, age 57, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011. Ms. Parkhill is also a current member of the Board of Directors for American Express.
Sean Salmon, age 58, has been Executive Vice President and President of Medtronic's Cardiovascular Portfolio since January 2021. Mr. Salmon previously served as Executive Vice President and President of the Diabetes Operating Unit (previously known as Diabetes Group) from October 2019 to May 2022. Prior to that, he served as Senior Vice President and President of Coronary and Structural Heart Business

within the Cardiac and Vascular Group of the Company beginning in July 2014. Mr. Salmon is a seasoned leader who has been with Medtronic since 2004 and spent the past 16 years in increasingly senior levels of management. Prior to joining Medtronic, Mr. Salmon worked at CR Bard and Johnson & Johnson.
Gregory Smith, age 59, is Executive Vice President, Global Operations and Supply Chain, a position he has held since April 2021. Prior to joining Medtronic, he was Executive Vice President of U.S. Supply Chain at Walmart. In addition, Mr. Smith served as Senior Vice President, Global Operations at The Goodyear Tire & Rubber Company, and held leadership roles at ConAgra Foods, United Signature Foods, VDK Frozen Foods and Quaker Oats.
Brett Wall, age 58, is Executive Vice President and President of Medtronic’s Neuroscience Portfolio. Mr. Wall previously served as Senior Vice President and President of the Brain Therapies division of Medtronic within the Restorative Therapies Group from March 2016 to November 2019. Prior to that, Mr. Wall served as SVP and President of Medtronic’s Neurovascular business. Prior to joining Medtronic, he served as Covidien’s SVP and President of Neurovascular as well as Senior Vice President and President of the International Vascular Therapies business for Covidien. Mr. Wall also served as Senior Vice President and President, International at ev3, Inc. From 2000 to 2008, Brett held various marketing and sales positions with ev3, Inc. and Micro Therapeutics, Inc. Mr. Wall has also worked at Boston Scientific as Director of Marketing, Cardiovascular, Asia Pacifica and Marketing Manager, Japan, from September 1995 to September 2000.
Robert J. White, age 60, is Executive Vice President and President, Medical Surgical Portfolio. Since 2017, Mr. White has served as Executive Vice President and Group President of the Minimally Invasive Therapies Group of Medtronic. Prior to that, he was Senior Vice President and President, Asia Pacific from January 2015 to December 2017. He had served as President, Emerging Markets, President, Respiratory and Monitoring Solutions and Vice President and General Manager of Patient Monitoring at Covidien. He also held various leadership positions at GE Healthcare and IBM. Mr. White is also a current member of the Board of Directors of Smith & Nephew plc.
Item 11. Executive Compensation
The sections entitled “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” and “Executive Compensation” in Medtronic's Proxy Statement for the Company's 2023 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2023, are incorporated herein by reference. The section entitled “Compensation Committee Report” in Medtronic's Proxy Statement for the Company's 2023 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2023, is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in Medtronic's Proxy Statement for the Company's 2023 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2023, are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters” in Medtronic's Proxy Statement for the Company's 2023 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2023, are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees” in Medtronic's Proxy Statement for the Company's 2023 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 28, 2023, are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts — years ended April 28, 2023, April 29, 2022, and April 30, 2021.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions			Deductions
	Balance at Beginning of Fiscal Year	Charges to Income	Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal year ended April 28, 2023	$230	$73	$—		$(127)	(a)	$176
Fiscal year ended April 29, 2022	241	58	—		(69)	(a)	230
Fiscal year ended April 30, 2021	208	128	—		(95)	(a)	241

Inventory reserve:
Fiscal year ended April 28, 2023	$628	$271	$—		$(231)	(b)	$669
Fiscal year ended April 29, 2022	629	156	—		(157)	(b)	628
Fiscal year ended April 30, 2021	544	483	—		(398)	(b)	629

Deferred tax valuation allowance:
Fiscal year ended April 28, 2023	$6,583	$4,779	$39	(c)	$(63)	(d)	$11,311
			1	(e)	(27)	(f)
Fiscal year ended April 29, 2022	5,822	884	(19)	(e)	(103)	(d)	6,583

Fiscal year ended April 30, 2021	5,482	342	170	(e)	(172)	(d)	5,822

(a) Primarily consists of uncollectible accounts written off, less recoveries.
(b) Primarily reflects utilization of the inventory reserve.
(c) Reflects the impact from acquisitions.
(d) Primarily reflects carryover attribute utilization and expiration.
(e) Primarily reflects the effects of currency fluctuations.
(f) Primarily reflects the impacts from tax rate changes.

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

10.83	Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022.

10.84	Annex I to Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022.

#10.85	Amendment No. 2 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2020

#10.86	Medtronic Nonqualified Retirement Plan Supplement dated as of April 28, 2023

#21	List of Subsidiaries of Medtronic plc.

#22	List of Senior Notes, Issuers and Guarantors.

#23	Consent of Independent Registered Public Accounting Firm.

#24	Power of Attorney.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Medtronic plc

Dated: June 22, 2023	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Medtronic plc

Dated: June 22, 2023	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 22, 2023	By:	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 22, 2023	By:	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors

Richard H. Anderson*
Craig Arnold*
Scott C. Donnelly*
Lidia Fonseca*
Andrea J. Goldsmith, Ph.D.*
Randall J. Hogan*
Kevin E. Lofton*
Geoffrey S. Martha
Elizabeth G. Nabel, M.D.*
Denise M. O’Leary*
Kendall J. Powell*
*Ivan K. Fong, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 22, 2023	By:	/s/ Ivan K. Fong
Ivan K. Fong