Form 10-Q
period 2023-07-28
Medtronic plc
filed 2023-08-31
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 28, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of August 25, 2023, 1,330,533,713 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 28, 2023	July 29, 2022
Net sales	$7,702	$7,371
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,628	2,516
Research and development expense	668	692
Selling, general, and administrative expense	2,613	2,567
Amortization of intangible assets	429	423
Restructuring charges, net	54	14
Certain litigation charges	40	—
Other operating expense, net	1	35
Operating profit	1,268	1,125
Other non-operating income, net	(76)	(83)
Interest expense, net	148	164
Income before income taxes	1,196	1,044
Income tax provision	400	112
Net income	797	931
Net income attributable to noncontrolling interests	(6)	(2)
Net income attributable to Medtronic	$791	$929
Basic earnings per share	$0.59	$0.70
Diluted earnings per share	$0.59	$0.70
Basic weighted average shares outstanding	1,330.5	1,329.4
Diluted weighted average shares outstanding	1,333.8	1,334.5
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Net income	$797	$931
Other comprehensive (loss) income, net of tax:
Unrealized loss on investment securities	(19)	(16)
Translation adjustment	14	(884)
Net investment hedge	(143)	1,002
Net change in retirement obligations	3	1
Unrealized (loss) gain on cash flow hedges	(30)	220
Other comprehensive (loss) income	(175)	324
Comprehensive income including noncontrolling interests	622	1,255
Comprehensive income attributable to noncontrolling interests	(6)	—
Comprehensive income attributable to Medtronic	$616	$1,255
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 28, 2023	April 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,339	$1,543
Investments	6,537	6,416
Accounts receivable, less allowances and credit losses of $190 and $176, respectively	5,806	5,998
Inventories, net	5,668	5,293
Other current assets	2,518	2,425
Total current assets	21,869	21,675
Property, plant, and equipment, net	5,665	5,569
Goodwill	41,436	41,425
Other intangible assets, net	14,434	14,844
Tax assets	3,461	3,477
Other assets	3,912	3,959
Total assets	$90,776	$90,948
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$519	$20
Accounts payable	2,239	2,662
Accrued compensation	1,695	1,949
Accrued income taxes	1,013	840
Other accrued expenses	3,581	3,581
Total current liabilities	9,047	9,051
Long-term debt	24,463	24,344
Accrued compensation and retirement benefits	1,092	1,093
Accrued income taxes	2,407	2,360
Deferred tax liabilities	687	708
Other liabilities	1,715	1,727
Total liabilities	39,410	39,283
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,330,498,304 and 1,330,809,036 shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,587	24,590
Retained earnings	30,265	30,392
Accumulated other comprehensive loss	(3,674)	(3,499)
Total shareholders’ equity	51,178	51,483
Noncontrolling interests	188	182
Total equity	51,366	51,665
Total liabilities and equity	$90,776	$90,948
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	791	—	791	6	797
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	1	—	73	—	—	73	—	73
Repurchase of ordinary shares	(2)	—	(148)	—	—	(148)	—	(148)
Stock-based compensation	—	—	73	—	—	73	—	73
July 28, 2023	1,330	$—	$24,587	$30,265	$(3,674)	$51,178	$188	$51,366

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	929	—	929	2	931
Other comprehensive income (loss)	—	—	—	—	326	326	(2)	324
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(903)	—	(903)	—	(903)
Issuance of shares under stock purchase and award plans	2	—	41	—	—	41	—	41
Repurchase of ordinary shares	(3)	—	(333)	—	—	(333)	—	(333)
Stock-based compensation	—	—	62	—	—	62	—	62
July 29, 2022	1,329	$—	$24,335	$30,276	$(1,939)	$52,672	$170	$52,843
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Operating Activities:
Net income	$797	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	668
Provision for credit losses	21	15
Deferred income taxes	—	(18)
Stock-based compensation	73	62
Loss on debt extinguishment	—	53
Other, net	135	121
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	164	89
Inventories, net	(410)	(380)
Accounts payable and accrued liabilities	(673)	(147)
Other operating assets and liabilities	96	(311)
Net cash provided by operating activities	875	1,083
Investing Activities:
Acquisitions, net of cash acquired	—	(1,191)
Additions to property, plant, and equipment	(354)	(426)
Purchases of investments	(1,916)	(1,884)
Sales and maturities of investments	1,748	1,886
Other investing activities, net	(17)	30
Net cash used in investing activities	(539)	(1,585)
Financing Activities:
Change in current debt obligations, net	500	—
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,284
Payments on long-term debt	—	(2,311)
Dividends to shareholders	(918)	(903)
Issuance of ordinary shares	77	43
Repurchase of ordinary shares	(152)	(336)
Other financing activities	(8)	273
Net cash used in financing activities	(501)	(950)
Effect of exchange rate changes on cash and cash equivalents	(39)	(122)
Net change in cash and cash equivalents	(204)	(1,574)
Cash and cash equivalents at beginning of period	1,543	3,714
Cash and cash equivalents at end of period	$1,339	$2,140

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$117	$260
Interest	84	68

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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2023. The Company’s fiscal years 2024, 2023, and 2022 will end or ended on April 26, 2024, April 28, 2023, and April 29, 2022, respectively.
2. New Accounting Pronouncements
Recently Adopted
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this guidance on April 29, 2023. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
As of July 28, 2023, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.
3. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Prior period revenue has been recast to reflect the new reporting structure, which primarily includes allocating certain prior Medical Surgical businesses to the Other line. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's new reporting structure.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three months ended July 28, 2023 and July 29, 2022:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Cardiac Rhythm & Heart Failure	$1,446	$1,381
Structural Heart & Aortic	814	741
Coronary & Peripheral Vascular	589	579
Cardiovascular	2,850	2,701
Cranial & Spinal Technologies	1,103	1,043
Specialty Therapies	695	667
Neuromodulation	420	405
Neuroscience	2,219	2,115
Surgical & Endoscopy	1,546	1,455
Patient Monitoring & Respiratory Interventions	493	479
Medical Surgical	2,039	1,933
Diabetes	578	541
Other(1)	16	81
Total	$7,702	$7,371
(1) Includes revenue from the divested Renal Care Solutions business and Transition Manufacturing Agreements from previously divested businesses.
The table below illustrates net sales by market geography for each segment for the three months ended July 28, 2023 and July 29, 2022:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Cardiovascular	$1,350	$1,286	$956	$892	$544	$523
Neuroscience	1,497	1,419	416	407	306	290
Medical Surgical	881	831	772	735	386	368
Diabetes	188	206	315	264	75	72
Other(4)	8	25	5	32	3	24
Total	$3,924	$3,766	$2,463	$2,328	$1,314	$1,276
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
(4)Includes revenue from the divested Renal Care Solutions (RCS) business and Transition Manufacturing Agreements from previously divested businesses.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At July 28, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $602 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 28, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $555 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at July 28, 2023 and April 28, 2023 was $425 million and $405 million, respectively. At July 28, 2023 and April 28, 2023, $334 million and $314 million was included in other accrued expenses, respectively, and $90 million and $91 million was included in other liabilities, respectively. During the three months ended July 28, 2023, the Company recognized $124 million of revenue that was included in deferred revenue as of April 28, 2023.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 28, 2023, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.6 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions and Dispositions
Fiscal Year 2024
The Company had no acquisitions that were accounted for as business combinations during the three months ended July 28, 2023. For the three months ended July 28, 2023, purchase price allocation adjustments were not significant.
Fiscal Year 2023
The Company had acquisitions that were accounted for as business combinations during the three months ended July 29, 2022. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three months ended July 29, 2022. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. For the three months ended July 29, 2022, purchase price allocation adjustments were not significant.
Intersect ENT
On May 13, 2022, the Company acquired Intersect ENT, a global ear, nose, and throat (ENT) medical technology leader which offers a broad suite of solutions to assist surgeons treating patients who suffer from chronic rhinosinusitis (CRS). Total consideration, net of cash acquired, for the transaction, was $1.2 billion consisting of $1.1 billion of cash and $98 million previously held investments in Intersect ENT. The Company acquired $615 million of goodwill, $635 million of technology-based intangible assets, $35 million of customer-related intangible assets, and $13 million of tradenames with estimated useful lives of 20 years. The goodwill is not deductible for tax purposes.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Other acquisitions
For acquisitions, other than Intersect ENT, the acquisition date fair value of net assets acquired during the three months ended July 29, 2022, was $123 million. Assets acquired were primarily comprised of $66 million of goodwill and $57 million of technology-based intangible assets, with estimated useful lives of 16 years. The goodwill is deductible for tax purposes. The Company recognized $73 million of non-cash contingent consideration liabilities in connection with these acquisitions, which are comprised of revenue and product development milestone-based payments.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. During the three months ended July 28, 2023, the Company did not acquire any IPR&D in connection with asset acquisitions of technology not yet approved. During the three months ended July 29, 2022, IPR&D acquired in connection with asset acquisitions of technology not yet approved by regulators was not significant.
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
The fair value of contingent consideration liabilities at July 28, 2023 and April 28, 2023 was $206 million. At July 28, 2023, $33 million was recorded in other accrued expenses, and $173 million was recorded in other liabilities in the consolidated balance sheet. At April 28, 2023, $34 million was recorded in other accrued expenses, and $171 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Beginning balance	$206	$119
Purchase price contingent consideration	—	73
Payments	(3)	—
Change in fair value	3	2
Ending balance	$206	$193
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	July 28, 2023	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$81	Discount rate	11.2% - 27.2%	17.3%
		Projected fiscal year of payment	2024 - 2027	2025
Product development and other milestone-based payments	$125	Discount rate	3.9% - 5.5%	4.1%
		Projected fiscal year of payment	2024 - 2027	2026
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

On April 1, 2023, the Company and DaVita Inc. (“DaVita”) completed the transaction for the Company to sell half of its Renal Care Solutions (RCS) business. In connection with the sale, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2025 through 2029. The fair value of the contingent consideration receivable at July 28, 2023 and April 28, 2023 was $152 million and $195 million, respectively, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

(in millions)	July 28, 2023
Beginning balance	$195
Change in fair value	(43)
Ending balance	$152
Renal Care Solutions disposition
This sale is part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. RCS was part of the Company’s Medical Surgical portfolio. At closing, the Company received $45 million cash consideration, recorded non-cash contingent consideration receivables valued at $195 million, made an additional cash investment of $224 million, and retained a 50% non-controlling equity interest in Mozarc valued at $307 million. For the contingent consideration receivables, the maximum consideration the Company could receive in the future is $300 million based on the achievement of the aforementioned milestones. The Company recorded a non-cash pre-tax impairment of $67 million in the three months ended July 29, 2022, primarily related to goodwill, recognized in other operating expense, net in the consolidated statements of income. Refer to Note 10 to the consolidated financial statements for additional information on the goodwill impairment. Refer to Note 6 to the consolidated financial statements for additional information on the Company’s retained 50% equity investment in Mozarc as a result of this transaction.

The Company determined that the sale of the RCS business did not meet the criteria to be classified as discontinued operations.
5. Restructuring and Other Costs
For the three months ended July 28, 2023, the Company incurred $91 million of restructuring and associated costs related to employee termination benefits and facility consolidations to support cost reduction initiatives. For the three months ended July 29, 2022, restructuring charges primarily related to the Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total pre-tax charges of $0.5 billion.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Associated costs primarily include salaries and wages of employees that are fully-dedicated to restructuring programs and consulting expenses.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the classification of restructuring and associated costs in the consolidated statements of income:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Cost of products sold	$16	$20
Selling, general, and administrative expenses	21	41
Restructuring charges, net	54	14
Total restructuring and associated costs	$91	$76
The following table summarizes the activity related to restructuring programs for the three months ended July 28, 2023:

(in millions)	Employee Termination Benefits	Associated Costs	Other Costs	Total
April 28, 2023	$204	$23	$1	$230
Charges	55	37	—	92
Cash payments	(147)	(53)	—	(201)
Accrual adjustments(1)	(2)	—	—	(2)
July 28, 2023	$110	$7	$1	$119
(1)Accrual adjustments primarily relate to certain employees identified for termination, finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 28, 2023 and April 28, 2023:

	July 28, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$549	$—	$(28)	$521	$521	$—
Level 2:
Corporate debt securities	4,219	5	(171)	4,053	4,053	—
U.S. government and agency securities	897	—	(52)	845	845	—
Mortgage-backed securities	574	—	(56)	518	518	—
Non-U.S. government and agency securities	14	—	—	14	14	—
Other asset-backed securities	601	—	(16)	585	585	—
Total Level 2	6,305	5	(295)	6,015	6,015	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,890	$5	$(326)	$6,570	$6,537	$33

	April 28, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$527	$—	$(22)	$505	$505	$—
Level 2:
Corporate debt securities	4,140	6	(162)	3,984	3,984	—
U.S. government and agency securities	879	—	(45)	834	834	—
Mortgage-backed securities	560	—	(54)	506	506	—
Non-U.S. government and agency securities	15	—	—	15	15	—
Certificates of deposit	10	—	—	10	10	—
Other asset-backed securities	580	—	(19)	561	561	—
Total Level 2	6,185	6	(281)	5,911	5,911	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,748	$6	$(305)	$6,449	$6,416	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 28, 2023 and April 28, 2023:

	July 28, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$376	$(6)	$2,896	$(165)
U.S. government and agency securities	86	(2)	860	(78)
Mortgage-backed securities	26	(1)	463	(55)
Other asset-backed securities	—	—	534	(16)
Auction rate securities	—	—	33	(3)
Total	$488	$(9)	$4,786	$(317)

	April 28, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$286	$(4)	$2,901	$(158)
U.S. government and agency securities	89	(3)	821	(64)
Mortgage-backed securities	26	(1)	460	(53)
Other asset-backed securities	—	—	545	(19)
Auction rate securities	—	—	33	(3)
Total	$401	$(8)	$4,760	$(297)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended July 28, 2023 and July 29, 2022. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Proceeds from sales	$1,747	$1,864
Gross realized gains	5	1
Gross realized losses	(12)	(9)
The July 28, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 28, 2023
Due in one year or less	$1,339
Due after one year through five years	3,799
Due after five years through ten years	761
Due after ten years	672
Total	$6,570
Interest income is recognized in other non-operating income, net, in the consolidated statements of income. During the three months ended July 28, 2023 and July 29, 2022, there was $111 million and $55 million of interest income, respectively.

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
The following table summarizes the Company's equity and other investments at July 28, 2023 and April 28, 2023, which are classified as other assets in the consolidated balance sheets:

(in millions)	July 28, 2023	April 28, 2023
Investments with readily determinable fair value (marketable equity securities)	$51	$115
Investments for which the fair value option has been elected	531	531
Investments without readily determinable fair values	899	872
Equity method and other investments	88	89
Total equity and other investments	$1,569	$1,607
Gains and losses on the Company's portfolio of equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the three months ended July 28, 2023, there were $64 million of net unrealized losses on equity securities and other investments still held at July 28, 2023. During the three months ended July 29, 2022, there were $8 million of net unrealized gains on equity securities and other investments still held at July 29, 2022.
Mozarc Medical Investment
On April 1, 2023, the Company sold half of its RCS business to Mozarc, and as a result of the transaction the Company retained a 50% equity interest in Mozarc. Refer to Note 4 for additional information on this transaction. Although the equity investment provides the Company with the ability to exercise significant influence over Mozarc, the Company has elected the fair value option to account for this equity investment. The Company believes the fair value option best reflects the economics of the underlying transaction.
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the three months ended July 28, 2023, the change in fair value was insignificant.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. Commercial paper outstanding at July 28, 2023 was $500 million. During the three months ended July 28, 2023, the commercial paper outstanding had a weighted average original maturity of 14 days and a weighted average interest rate of 5.262 percent. No commercial paper was outstanding at April 28, 2023. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At July 28, 2023 and April 28, 2023, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 28, 2023	April 28, 2023
Current debt obligations	2024 - 2025	$519	$20

Long-term debt
0.250 percent six-year 2019 senior notes	2026	1,105	1,097
2.625 percent three-year 2022 senior notes	2026	552	549
0.000 percent five-year 2020 senior notes	2026	1,105	1,097
1.125 percent eight-year 2019 senior notes	2027	1,657	1,646
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,105	1,097
0.375 percent eight-year 2020 senior notes	2029	1,105	1,097
1.625 percent twelve-year 2019 senior notes	2031	1,105	1,097
1.000 percent twelve-year 2019 senior notes	2032	1,105	1,097
3.125 percent nine-year 2022 senior notes	2032	1,105	1,097
0.750 percent twelve-year 2020 senior notes	2033	1,105	1,097
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,105	1,097
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,105	1,097
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,105	1,097
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,105	1,097
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,105	1,097
1.625 percent thirty-year 2020 senior notes	2051	1,105	1,097
Finance lease obligations	2024 - 2036	57	57
Deferred financing costs	2026 - 2051	(120)	(124)
Debt discount, net	2026 - 2051	(65)	(64)
Total long-term debt		$24,463	$24,344
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The Euro-denominated debt issued in September 2022 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding the net investment hedge.
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
Financial Instruments Not Measured at Fair Value
At July 28, 2023, the estimated fair value of the Company’s Senior Notes was $21.4 billion compared to a principal value of $24.6 billion. At April 28, 2023, the estimated fair value was $21.7 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses derivative instruments and foreign currency denominated debt to manage the impact that currency exchange rate and interest rate changes have on reported financial statements. The Company does not enter into derivative contracts for speculative purposes.
Cash Flow Hedges
The Company uses foreign currency forward and option contracts designated as cash flow hedges to manage its exposure to the variability of future cash flows that are denominated in a foreign currency.
At inception, foreign currency forward and option contracts are designated as cash flow hedges. Changes in the fair value of these derivatives are reported as a component of accumulated other comprehensive loss until the hedged transaction affects earnings. When the hedged transaction affects earnings, the gain or loss on the derivative is reclassified to earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings on a straight-line basis over the term of the hedge. Cash flows are reported as operating activities in the consolidated statements of cash flows.
The Company's cash flow hedges will mature within the subsequent three-year period. At July 28, 2023 and April 28, 2023, the Company had $63 million and $93 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $122 million of after-tax net unrealized gains at July 28, 2023 will be recognized in the consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three months ended July 28, 2023 and July 29, 2022, the Company recognized $49 million and $21 million, respectively, in after-tax gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	July 28, 2023	April 28, 2023
Currency exchange rate contracts	Cash flow hedge	$10.0	$9.1
Currency exchange rate contracts(1)	Net investment hedge	7.3	7.2
Foreign currency-denominated debt(2)	Net investment hedge	17.7	17.6
Currency exchange rate contracts	Undesignated	5.7	5.8
(1)At July 28, 2023, includes derivative contracts with a notional value of €4.5 billion, or $5.0 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322.2 billion, or $2.3 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2024 through 2033.
(2)At July 28, 2023, includes €16.0 billion, or $17.7 billion, of outstanding Euro-denominated debt as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2026 through 2051.
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three months ended July 28, 2023 and July 29, 2022 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss		(Gain) Loss Reclassified into Income

	Three months ended		Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Cash flow hedges
Currency exchange rate contracts	$(4)	$(342)	$(51)	$(137)	Other operating expense, net
Currency exchange rate contracts	(33)	(34)	(5)	18	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	114	(945)	—	—	N/A
Currency exchange rate contracts	30	(57)	—	—	N/A
Total	$106	$(1,378)	$(56)	$(120)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three months ended July 28, 2023 and July 29, 2022 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 28, 2023	July 29, 2022
Derivatives not designated as hedging instruments
Currency exchange rate contracts	$(2)	$26	Other operating expense, net
Total return swaps	(19)	(1)	Other operating expense, net
Total	$(21)	$25
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 28, 2023 and April 28, 2023. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	July 28, 2023	April 28, 2023	Balance Sheet Classification	July 28, 2023	April 28, 2023	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$300	$318	Other current assets	$136	$109	Other accrued expenses
Currency exchange rate contracts	53	33	Other assets	121	117	Other liabilities
Total derivatives designated as hedging instruments	353	351		258	226
Derivatives not designated as hedging instruments
Currency exchange rate contracts	45	17	Other current assets	48	10	Other accrued expenses
Total return swaps	24	—	Other current assets	—	—	Other accrued expenses
Total derivatives not designated as hedging instruments	68	17		48	10
Total derivatives	$421	$368		$306	$236
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 28, 2023		April 28, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$398	$306	$368	$236
Level 2	24	—	—	—
Total	$421	$306	$368	$236
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

	July 28, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$398	$(223)	$(6)	$168
Total return swaps	24	—	—	24
	421	(223)	(6)	192
Derivative liabilities:
Currency exchange rate contracts	(306)	223	1	(82)
Total	$115	$—	$(5)	$110

	April 28, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$368	$(189)	$(11)	$168
Derivative liabilities:
Currency exchange rate contracts	(236)	189	—	(48)
Total	$132	$—	$(11)	$121
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	July 28, 2023	April 28, 2023
Finished goods	$3,723	$3,440
Work-in-process	816	789
Raw materials	1,130	1,063
Total	$5,668	$5,293
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Medical Surgical	Neuroscience	Diabetes	Total
April 28, 2023	$7,873	$19,579	$11,718	$2,255	$41,425
Purchase accounting adjustments	(6)	—	—	—	(6)
Currency translation and other	13	11	(7)	—	17
July 28, 2023	$7,880	$19,590	$11,711	$2,255	$41,436

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

As further described in Note 17, the Company has certain new operating segments as of the beginning of fiscal year 2024. Each new operating segment is considered a standalone reporting unit as of the beginning of fiscal year 2024. As a result of the change, the Company allocated all goodwill that was previously assigned to the Medical Surgical reporting unit to the new reporting units using a relative fair value allocation approach. Reporting units were tested for impairment before and after the alignment. No goodwill impairment was identified in either test; however, the Patient Monitoring & Respiratory Interventions reporting unit had an estimated fair value that exceeded its carrying value by less than 10 percent. As of July 28, 2023, $3.0 billion of goodwill was allocated to the Patient Monitoring & Respiratory Interventions reporting unit.
The goodwill allocation and the tests for impairment of goodwill require the Company to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The test for goodwill is based on future cash flows that require significant judgment with respect to future revenue and expense growth rates and discount rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital (“WACC”) for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations.
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
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 28, 2023		April 28, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,956	$(8,221)	$16,956	$(7,979)
Purchased technology and patents	11,664	(6,451)	11,659	(6,277)
Trademarks and tradenames	485	(282)	486	(280)
Other	124	(73)	116	(69)
Total	$29,229	$(15,027)	$29,217	$(14,605)
Indefinite-lived:
IPR&D	$232	$—	$232	$—
The Company did not recognize any definite-lived or indefinite-lived intangible asset charges during the three months ended July 28, 2023 and July 29, 2022. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Amortization Expense
Intangible asset amortization expense for the three months ended July 28, 2023 and July 29, 2022 was $429 million and $423 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 28, 2023, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2024	$1,256
2025	1,654
2026	1,642
2027	1,619
2028	1,568
2029	1,489
11. Income Taxes
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company has recorded a $187 million income tax charge during the three months ended July 28, 2023. At this time, the Company is evaluating whether or not it will appeal the decision.
The Company's effective tax rate for the three months ended July 28, 2023 was 33.4%, as compared to 10.7% for the three months ended July 29, 2022. The increase in our effective tax rate primarily relates to an income tax reserve adjustment associated with the Ventor court decision discussed above, an increase in Puerto Rico withholding tax rates, and the benefit from the release of a valuation allowance during the three months ended July 29, 2022.
At July 28, 2023 and April 28, 2023, the Company's gross unrecognized tax benefits were $2.8 billion and $2.7 billion, respectively. In addition, the Company had accrued gross interest and penalties of $154 million at July 28, 2023. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.6 billion would impact the Company’s effective tax rate. At both July 28, 2023 and April 28, 2023, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $1.8 billion. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 28, 2023	July 29, 2022
Numerator:
Net income attributable to ordinary shareholders	$791	$929
Denominator:
Basic – weighted average shares outstanding	1,330.5	1,329.4
Effect of dilutive securities:
Employee stock options	1.2	2.7
Employee restricted stock units	1.7	1.3
Employee performance share units	0.3	1.1
Diluted – weighted average shares outstanding	1,333.8	1,334.5
Basic earnings per share	$0.59	$0.70
Diluted earnings per share	$0.59	$0.70
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 22 million and 14 million ordinary shares for the three months ended July 28, 2023 and July 29, 2022, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three months ended July 28, 2023 and July 29, 2022:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Stock options	$12	$12
Restricted stock	38	27
Performance share units	12	12
Employee stock purchase plan	11	11
Total stock-based compensation expense	$73	$62

Cost of products sold	$7	$6
Research and development expense	9	7
Selling, general, and administrative expense	58	49
Total stock-based compensation expense	73	62
Income tax benefits	(11)	(11)
Total stock-based compensation expense, net of tax	$62	$51

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 28, 2023 and July 29, 2022:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Service cost	$15	$19	$10	$12
Interest cost	40	36	12	10
Expected return on plan assets	(65)	(56)	(17)	(16)
Amortization of prior service cost	(1)	—	—	—
Amortization of net actuarial loss	5	5	—	1
Net periodic benefit (credit) cost	$(6)	$4	$5	$7

Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive (loss) income before reclassifications	(28)	14	(143)	1	12	(144)
Reclassifications	8	—	—	2	(42)	(32)
Other comprehensive (loss) income	(19)	14	(143)	3	(30)	(175)
July 28, 2023	$(277)	$(2,825)	$102	$(738)	$63	$(3,674)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
Other comprehensive income (loss) before reclassifications	(22)	(881)	1,002	3	312	414
Reclassifications	6	—	—	(2)	(91)	(87)
Other comprehensive income (loss)	(16)	(881)	1,002	1	220	326
July 29, 2022	$(225)	$(3,480)	$1,843	$(772)	$694	$(1,939)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the three months ended July 28, 2023 and July 29, 2022 was a benefit of $3 million and $9 million, respectively. During the three months ended July 28, 2023 and July 29, 2022, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $3 million and $2 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the three months ended July 28, 2023, there was no income tax on cumulative translation adjustment. For the three months ended July 29, 2022, the income tax on cumulative translation adjustment was a benefit of $3 million.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended July 28, 2023 and July 29, 2022, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the three months ended July 28, 2023, there were no tax impacts on retirement obligations. During the three months ended July 29, 2022, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax expense of $1 million. During the three months ended July 28, 2023 and July 29, 2022, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $1 million and $6 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the three months ended July 28, 2023 and July 29, 2022, was an expense of $25 million and $64 million, respectively. During the three months ended July 28, 2023 and July 29, 2022, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $13 million and $22 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. The Company recognized $40 million of certain litigation charges during the three months ended July 28, 2023, whereas the Company recognized no certain litigation charges during the three months ended July 29, 2022. At July 28, 2023 and April 28, 2023, accrued litigation was approximately $0.3 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

future products, which could have a material adverse impact on the Company's business, results of operations, financial condition, and cash flows.
Colibri
The Company is a defendant in patent litigation brought by Colibri Heart Valve LLC (Colibri) in the U.S. District Court for the Central District of California. Colibri alleges infringement of one patent by the Company’s Evolut family of transcatheter aortic valve replacement devices. The patent asserted by Colibri has expired. On February 8, 2023, a jury returned a verdict against the Company for approximately $106 million. In July 2023, the Company filed its appeal with the U.S. Court of Appeals for the Federal Circuit. The Company has not recognized an expense in connection with this matter because it does not currently believe a loss is probable.
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation includes a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving products manufactured by Covidien’s subsidiaries. As of August 2, 2023, the Company had reached agreements to settle approximately 15,900 of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of August 2, 2023, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 7,450 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,400 plaintiffs have filed lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have filed lawsuits in a coordinated action in Minnesota state court, and there are approximately 550 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Diabetes Pump Retainer Ring Litigation

Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of August 3, 2023, 63 individual plaintiffs have filed lawsuits, and certain plaintiffs’ law firms have notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
17. Segment and Geographic Information
Segment disclosures are on a performance basis consistent with internal management reporting. Net sales of the Company's reportable segments include end-customer revenues from the sale of products the segment develops, manufactures, and distributes. The Company’s management evaluates performance of the segments and allocates resources based on net sales and segment operating profit. Segment operating profit represents income before income taxes, excluding interest income or expense, amortization of intangible assets, centralized distribution costs, currency impact of remeasurement and hedging, non-operating income or expense items, certain corporate charges, stock-based compensation, and other items not allocated to the segments.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2023. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

As of the beginning of fiscal year 2024, the Company realigned the operating segment structure as a result of how the Chief Operating Decision Maker assesses business performance. We continue to have four reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit. The Medical Surgical Portfolio now consists of two operating segments which have been aggregated based upon similar economic and operating characteristics. Prior period segment operating profit has been recast to reflect the new reporting structure, which primarily includes allocating certain prior Medical Surgical businesses to the Other line. Prior period amounts have also been recast to reallocate certain expenses from segment operating profit to centralized distribution costs to conform to classifications used in the current year.
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Cardiovascular	$1,092	$979
Neuroscience	929	841
Medical Surgical	719	693
Diabetes	84	79
Other (1)	4	(24)
Segment operating profit	2,828	2,567
Interest expense, net	(148)	(164)
Other non-operating income, net	76	83
Amortization of intangible assets	(429)	(423)
Corporate	(447)	(414)
Stock-based compensation	(73)	(62)
Centralized distribution costs	(395)	(406)
Currency (2)	(3)	81
Restructuring and associated costs	(91)	(76)
Acquisition and divestiture-related items	(50)	(109)
Certain litigation charges	(40)	—
Medical device regulations	(31)	(32)
Income before income taxes	$1,196	$1,044
(1)Includes the operations from the Renal Care Solutions business contributed to Mozarc Medical on April 1, 2023 and Transition Manufacturing and Service Agreements for previously divested businesses.
(2)Includes the net impact of remeasurement and the Company's hedging programs recorded in other operating expense, net.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 28, 2023 and July 29, 2022 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Ireland	$29	$23

United States	3,924	3,766
Rest of world	3,749	3,582
Total other countries, excluding Ireland	7,673	7,348
Total	$7,702	$7,371

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2023. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 28, 2023. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
As presented in the GAAP to Non-GAAP Reconciliations section on the following pages, our non-GAAP financial measures exclude the impact of amortization of intangible assets and certain charges or benefits that contribute to or reduce earnings and that may affect financial trends and include certain charges or benefits that result from transactions or events that we believe may or may not recur with similar materiality or impact to our operations in future periods (Non-GAAP Adjustments).
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
The following is a summary of revenue, diluted earnings per share, and operating cash flow for the three months ended July 28, 2023 and July 29, 2022:

REVENUE

(in billions)

$7.7
$7.4
July 28, 2023
July 29, 2022

$7.7B
GAAP

Revenue increased due to growth in most product lines and businesses, including Micra, Transcatheter Aortic Valves, Core Spine in the U.S., Advanced Energy, and Diabetes.

DILUTED EPS

GAAP
Non-GAAP
$0.59
$1.20
$0.70
$1.13
July 28, 2023
July 29, 2022

$0.59
GAAP

Diluted EPS decreased $0.11 or 16% primarily due to the increase in income tax provision due to the $187 million charge for the Israeli Court Opinion.

$1.20
Non-GAAP

Non-GAAP Diluted EPS increased $0.07 or 6% primarily due to the increase in net sales.

OPERATING CASH FLOW

(in billions)

$0.9
$1.1
July 28, 2023
July 29, 2022

$0.9B
GAAP

Operating cash flow decreased $0.2 billion primarily driven by the timing of payments to vendors, partially offset by an increase in cash collected from customers and decrease in cash paid for income taxes.

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 28, 2023 and July 29, 2022:

	Three months ended July 28, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,196	$400	$791	$0.59	33.4%
Non-GAAP Adjustments:
Amortization of intangible assets	429	65	364	0.27	15.2
Restructuring and associated costs(2)	91	15	76	0.06	16.5
Acquisition and divestiture-related items(3)	50	3	46	0.03	6.0
Certain litigation charges	40	9	31	0.02	22.5
(Gain)/loss on minority investments(4)	64	—	64	0.05	—
Medical device regulations(5)	31	7	25	0.02	22.6
Certain tax adjustments, net(6)	—	(198)	198	0.15	—
Non-GAAP	$1,902	$300	$1,596	$1.20	15.8%

	Three months ended July 29, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,044	$112	$929	$0.70	10.7%
Non-GAAP Adjustments:
Amortization of intangible assets	423	65	359	0.27	15.4
Restructuring and associated costs(2)	76	16	60	0.04	21.1
Acquisition and divestiture-related items(3)	109	7	102	0.08	6.4
(Gain)/loss on minority investments(4)	(4)	—	(4)	—	—
Medical device regulations(5)	32	6	26	0.02	18.8
Debt redemption premium and other charges(7)	53	11	42	0.03	20.8
Certain tax adjustments, net(8)	—	13	(13)	(0.01)	—
Non-GAAP	$1,734	$230	$1,502	$1.13	13.3%
(1)The data in this schedule has been intentionally rounded to the nearest million or $0.01 for EPS figures, and, therefore, may not sum.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program and consulting expenses.
(3)The charges primarily include business combination costs, changes in fair value of contingent consideration, and charges related to the impending separation of the Patient Monitoring and Respiratory Interventions businesses within our Medical Surgical Portfolio. The prior year included non-cash pre-tax impairments, primarily related to goodwill, as a result of the April 1, 2023 sale of half of the Company's Renal Care Solutions (RCS) business.
(4)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(5)The charges represent incremental costs of complying with the new European Union (E.U.) medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs, which are limited to a specific time period.
(6)The charge relates to an income tax reserve adjustment associated with the June 1, 2023 Israeli Central-Lod District Court decision in Medtronic Ventor Technologies Ltd v. Kfar Saba Assessing Office and amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(7)The charges relate to the early redemption of approximately $2.3 billion of debt and were recorded within interest expense, net within the consolidated statements of income.
(8)The net benefit is due to a valuation allowance release associated with certain carryover attributes as a result of the RCS transaction listed above in (3) partially offset by the amortization of previously established deferred tax assets from intercompany intellectual property transactions.

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

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Net cash provided by operating activities	$875	$1,083
Additions to property, plant, and equipment	(354)	(426)
Free cash flow	$521	$657
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
Prior period revenue has been recast to reflect the new reporting structure, which primarily includes allocating certain prior Medical Surgical businesses to the Other line. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's new reporting structure. The charts below illustrate the percent of net sales by segment for the three months ended July 28, 2023 and July 29, 2022:

The table below illustrates net sales by segment and division for the three months ended July 28, 2023 and July 29, 2022:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022	% Change
Cardiac Rhythm & Heart Failure	$1,446	$1,381	5%
Structural Heart & Aortic	814	741	10
Coronary & Peripheral Vascular	589	579	2
Cardiovascular	2,850	2,701	6
Cranial & Spinal Technologies	1,103	1,043	6
Specialty Therapies	695	667	4
Neuromodulation	420	405	4
Neuroscience	2,219	2,115	5
Surgical & Endoscopy	1,546	1,455	6
Patient Monitoring & Respiratory Interventions	493	479	3
Medical Surgical	2,039	1,933	6
Diabetes	578	541	7
Other(1)	16	81	(80)
Total	$7,702	$7,371	5%
(1) Includes revenue from the divested Renal Care Solutions business and Transition Manufacturing Agreements from previously divested businesses.
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended July 28, 2023 and July 29, 2022:

The table below includes net sales by market geography for each of our segments for the three months ended July 28, 2023 and July 29, 2022:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	July 28, 2023	July 29, 2022	% Change	July 28, 2023	July 29, 2022	% Change	July 28, 2023	July 29, 2022	% Change
Cardiovascular	$1,350	$1,286	5%	$956	$892	7%	$544	$523	4%
Neuroscience	1,497	1,419	5	416	407	2	306	290	6
Medical Surgical	881	831	6	772	735	5	386	368	5
Diabetes	188	206	(9)	315	264	19	75	72	4
Other(4)	8	25	(68)	5	32	(84)	3	24	(88)
Total	$3,924	$3,766	4%	$2,463	$2,328	6%	$1,314	$1,276	3%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
(4)Includes revenue from the divested Renal Care Solutions business and Transition Manufacturing Agreements from previously divested businesses.
The increase in net sales for the three months ended July 28, 2023, as compared to the corresponding period in the prior fiscal year, was driven primarily by growth in most products lines and businesses, including Micra, Transcatheter Aortic Valve replacements (TAVR), Core Spine in the U.S., Advanced Energy, and Diabetes.
Looking ahead, a number of macro-economic and geopolitical factors could negatively impact our business, including without limitation:
•Competitive product launches and pricing pressure, geographic macro-economic risks including fluctuations in currency exchange rates, general price inflation, rising interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and supply chain challenges in certain businesses;
•National and provincial tender pricing for certain products, particularly in China;
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having, and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in the first quarter of fiscal year 2024, including on accounts receivable and inventory reserves, was not material, and for the three months ended July 28, 2023, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three months ended July 28, 2023 was $2.9 billion, an increase of 6 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to strong performance of Micra, TAVR, Cannula, and Perfusion.

The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended July 28, 2023 and July 29, 2022:

Cardiac Rhythm & Heart Failure (CRHF) net sales for the three months ended July 28, 2023 increased 5 percent, as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by continued adoption of Micra, including the U.S. launch of Micra AV2 and Micra VR2, and growth from CRT-Ds, transvenous pacemakers, and Arctic Front cryoablation catheters.

Structural Heart & Aortic (SHA) net sales for the three months ended July 28, 2023 increased 10 percent, as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by growth in TAVR, including the recent U.S. and Japan launch of Evolut FX TAVR system, and in Cardiac Surgery driven by growth in Cannula and Perfusion particularly in the U.S.

Coronary & Peripheral Vascular (CPV) net sales for the three months ended July 28, 2023 increased 2 percent, as compared to the corresponding period in the prior fiscal year. The increase in net sales was driven by the launch of Onyx Frontier, as well as growth in guide catheters and drug coated balloons, and performance of our vascular embolization and superficial venous product portfolio, including the VenaSeal system.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued growth of our Micra transcatheter pacing system including the recent U.S. launch of Micra AV2 and Micra VR2 and increasing global penetration.
•Continued acceptance and growth from the Azure XT and Azure S SureScan pacing systems and the 3830 lead. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity. The 3830 lead, previously labeled for His-bundle pacing, has now been expanded to include left bundle branch area pacing effectively covering all current forms of conduction system pacing.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices.
•Continued acceptance and expansion of the LINQ II cardiac monitor with AccuRhythm AI algorithms.
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
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder, urinary retention, and fecal incontinence. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three months ended July 28, 2023 were $2.2 billion, an increase of 5 percent compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to growth in U.S. Spine & Biologics, Neurosurgery, and ENT.
The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended July 28, 2023 and July 29, 2022:

Cranial and Spinal Technologies (CST) net sales for the three months ended July 28, 2023 increased 6 percent, as compared to the corresponding period in the prior fiscal year. The growth was driven by increased sales of Spine & Biologics products in the U.S. based on the continued adoption of the Aible spinal ecosystem. The net sales increase was also attributable to strong growth of StealthStation Navigation and O-arm Imaging Systems, outside of the U.S.
Specialty Therapies (Specialty) net sales for the three months ended July 28, 2023 increased 4 percent, as compared to the corresponding period in the prior fiscal year. The increase was driven by growth in ENT, as well as hemorrhagic stroke flow diversion products. Pelvic Health experienced slight net sales declines due to recent competitive launches.
Neuromodulation (NM) net sales for the three months ended July 28, 2023 increased 4 percent, as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by growth within Pain Stim, Targeted Drug Delivery, and Brain Modulation. Partially offsetting the growth was a decline in Interventional experienced due to competitive pressure.
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
•Continued acceptance and growth of Intersect ENT products used in the treatment of chronic rhinosinusitis.
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
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three months ended July 28, 2023 were $2.0 billion, an increase of 6 percent compared to the corresponding period in the prior fiscal year. The net sales increase was primarily driven by growth in Advanced Energy, primarily due to improved supply.

The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended July 28, 2023 and July 29, 2022:
Surgical & Endoscopy (SE) net sales for the three months ended July 28, 2023 increased 6 percent, as compared to the corresponding period in the prior fiscal year. The increase was predominantly attributable to growth in Advanced Energy and Barrx primarily driven by improved supply, as well as continued growth in GI Genius and PillCam.
Patient Monitoring & Respiratory Interventions (PMRI) net sales for the three months ended July 28, 2023 increased 3 percent, as compared to the corresponding period in the prior fiscal year. The net sales increase was largely due to growth in airways and monitors.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Medical Surgical could be affected by the following:
•The pending separation of the combined Patient Monitoring and Respiratory Interventions businesses from the Medical Surgical Portfolio. The Company announced its intention to pursue a separation in October 2022 and expects to complete the separation in the first half of fiscal year 2025.
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
•Our ability to execute ongoing strategies addressing the competitive pressure of reprocessing vessel sealing disposables, near-term pressures to bariatric surgery procedure volumes in the U.S. from pharmaceuticals, and growth of our surgical soft tissue robotics procedures in the U.S.
•Our ability to create markets and drive products and procedures into emerging markets with our high quality and cost-effective surgical products designed for customers in emerging markets. An example is our ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.
•Acceptance of less invasive standards of care in chronic and colorectal, as well as hepatology products, including products that span the care continuum from diagnostics to therapeutics. Recently launched products include GI Genius.

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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., Signia powered stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three months ended July 28, 2023 were $578 million, an increase of 7 percent as compared to the corresponding period in the prior fiscal year. The increase in net sales was primarily driven by strong international growth as a result of the continued international expansion of the MiniMed 780G insulin pump system and integrated CGM. The launch of the MiniMed 780G insulin pump system in the U.S. also contributed to the growth.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Continued acceptance and growth for the MiniMed 780G insulin pump system, which is powered by SmartGuard technology and features the added benefits of meal detection technology that automatically adjusts and corrects sugar levels every five minutes. The global adoption of sensor-augmented insulin pump systems has resulted in strong sensor attachment rates. The MiniMed 780G insulin pump system with the Guardian 4 Sensor was approved by the U.S. FDA in late April 2023.
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
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, including our next-generation sensor Simplera, which has been submitted for approval to the U.S. FDA.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three months ended July 28, 2023 and July 29, 2022:
Cost of Products Sold Cost of products sold for the three months ended July 28, 2023 was $2.6 billion, as compared to $2.5 billion for the corresponding period in the prior fiscal year. The cost of products sold as a percentage of net sales was flat as compared to the prior year. Looking forward, our cost of products sold likely will be further negatively impacted by recent inflation and higher labor and direct material costs. We continue to focus on managing our costs of production through supplier management, manufacturing improvements, and optimizing our manufacturing network.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve patient needs improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three months ended July 28, 2023 was $668 million, as compared to $692 million for the corresponding period in the prior fiscal year. A contributing factor to the decrease in research and development expense compared to the prior year is the April 1, 2023 sale of the RCS business.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition, divestiture, and separation-related costs, and restructuring expenses. Selling, general, and administrative expense for the three months ended July 28, 2023 and July 29, 2022 was $2.6 billion for both periods.
The following is a summary of other costs and expenses (income):

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Amortization of intangible assets	$429	$423
Restructuring charges, net	54	14
Certain litigation charges	40	—
Other operating expense, net	1	35
Other non-operating income, net	(76)	(83)
Interest expense, net	148	164
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.

Restructuring Charges, Net For the three months ended July 28, 2023, restructuring costs primarily related to employee termination benefits to support cost reduction initiatives. For the three months ended July 29, 2022, restructuring charges primarily related to Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total pre-tax charges of $0.5 billion.
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
Other Operating Expense, Net Other operating expense, net primarily includes royalty expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and income from funded research and development arrangements.
For the three months ended July 28, 2023, the change in other operating expense, net was driven by a $21 million decrease in Puerto Rico Excise Tax compared to the corresponding period in the prior year. As a result of newly enacted tax legislation in Puerto Rico, the Company is no longer subject to Puerto Rico Excise Tax, but is now subject to a higher withholding tax, which is recorded in income tax provision in the consolidated statements of income. Additionally, the change was driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net loss of $3 million for the three months ended July 28, 2023 as compared to a net gain of $81 million for the corresponding period in the prior year. Further driving the change in other operating expense, net was $67 million of non-cash pre-tax impairments, primarily related to goodwill, as a result of the April 1, 2023 sale of half of the Company's RCS business and $22 million of integration and deal costs recorded during the three months ended July 29, 2022.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three months ended July 28, 2023, the decrease in other non-operating income, net is primarily attributable to losses on our minority investment portfolio, partially offset by an increase in interest income. Net losses on minority investments were $64 million for the three months ended July 28, 2023, compared to a net gain of $4 million for the three months ended July 29, 2022. Interest income was $111 million and $55 million for the three months ended July 28, 2023 and July 29, 2022, respectively.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of amounts excluded from the effectiveness assessment of certain net investment hedges, and charges recognized in connection with the early redemption of senior notes.
For the three months ended July 28, 2023, the decrease in interest expense, net was primarily due to $49 million in after-tax gains representing amounts excluded from the effectiveness assessment of certain net investment hedges, compared to $21 million for the corresponding period in the prior year. Further driving the decrease in interest expense, net was the $53 million charge incurred as a result of the early redemption of approximately $2.3 billion of senior notes during the three months ended July 29, 2022.

INCOME TAXES

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Income tax provision	$400	$112
Income before income taxes	1,196	1,044
Effective tax rate	33.4%	10.7%

Non-GAAP income tax provision	$300	$230
Non-GAAP income before income taxes	1,902	1,734
Non-GAAP Nominal Tax Rate	15.8%	13.3%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(17.6)%	2.6%
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company has recorded a $187 million income tax charge during the three months ended July 28, 2023. At this time, the Company is evaluating whether or not it will appeal the decision.
Our effective tax rate for the three months ended July 28, 2023 was 33.4%, as compared to 10.7% for the three months ended July 29, 2022. The increase in our effective tax rate primarily relates to an income tax reserve adjustment associated with the Ventor court decision discussed above, an increase in Puerto Rico withholding tax rates, and the benefit from the release of a valuation allowance during the three months ended July 29, 2022.
Our Non-GAAP Nominal Tax Rate for the three months ended July 28, 2023 was 15.8%, as compared to 13.3% for the three months ended July 29, 2022, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to an increase in Puerto Rico withholding tax rates and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 28, 2023, of approximately $19 million.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of July 28, 2023 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 28, 2023	July 29, 2022
Cash provided by (used in):
Operating activities	$875	$1,083
Investing activities	(539)	(1,585)
Financing activities	(501)	(950)
Effect of exchange rate changes on cash and cash equivalents	(39)	(122)
Net change in cash and cash equivalents	$(204)	$(1,574)
Operating Activities The $208 million decrease in net cash provided was primarily driven by timing of payments to vendors. The decrease in net cash was partially offset by an increase in cash collected from customers and decrease in cash paid for income taxes. The increase in cash collected from customers was primarily related to increase in sales and the decrease in cash paid for income taxes was due to estimated income tax payments.
Investing Activities The $1.0 billion decrease in cash used was primarily attributable to a decrease in cash paid for acquisitions of $1.2 billion, partially offset by an increase in net purchases of investments of $170 million, as compared to the corresponding period in the prior fiscal year.
Financing Activities There was a $449 million decrease in net cash used during the three months ended July 28, 2023, as compared to the corresponding period in the prior fiscal year, which is primarily attributable to the $500 million of commercial paper that was issued and outstanding at quarter end. In the first quarter of fiscal year 2023, the Company issued short-term borrowings of approximately $2.3 billion under the Fiscal 2023 Loan Agreement and used the proceeds to fund the early redemption of senior notes for total consideration of $2.3 billion. For more information on the commercial paper and Term Loan and redemption of senior notes, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at July 28, 2023 was $25.0 billion as compared to $24.4 billion at April 28, 2023. The increase in total debt was driven by commercial paper outstanding of $500 million, as well as fluctuations in exchange rates.
In May 2022, we entered into a term loan agreement (Fiscal 2023 Loan Agreement) with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion with a term of 364 days. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc. Senior Notes for $1.9 billion of total consideration, and $368 million of Medtronic Luxco Senior Notes for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million within interest expense, net in the consolidated statements of income in the quarter ended July 29, 2022, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. During the fourth quarter of fiscal year 2023, the Company repaid the term loan in full, including interest.

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

We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three months ended July 28, 2023, the Company repurchased a total of 2 million shares under this program at an average price of $87.35. At July 28, 2023, we had approximately $2.2 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2023.
Liquidity
Our liquidity sources at July 28, 2023 included $1.3 billion of cash and cash equivalents and $6.5 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, certificates of deposit, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.

We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At July 28, 2023 and April 28, 2023, we had $500 million and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2027. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At July 28, 2023 and April 28, 2023, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	July 28, 2023	April 28, 2023
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at July 28, 2023 were unchanged as compared to the ratings at April 28, 2023. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations during the first quarter of fiscal year 2024; there have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 28, 2023.
ACQUISITIONS
EOFlow Co. Ltd Acquisition
On May 25, 2023, the Company entered into a set of definitive agreements to acquire EOFlow Co. Ltd. (EOFlow), manufacturer of the EOPatch device – a tubeless, wearable, and fully disposable insulin delivery device. The acquisition expands the Diabetes segment portfolio of products. To the extent that all the public shares participate in the tender offer, the total consideration for the acquisition of the shares in EOFlow would be KRW 971 billion, or $760 million, at exchange rates on July 28, 2023. The acquisition is expected to close in the second half of calendar year 2023 subject to the satisfaction of the minimum tender condition and certain customary closing conditions, including receipt of required regulatory clearances.

Information regarding acquisitions is included in Note 4 to the current period's consolidated financial statements.
GOODWILL
We assess goodwill and indefinite-lived intangible assets for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. As further described in Note 10, we have certain new operating segments as of the beginning of fiscal year 2024. Goodwill reporting units were tested for impairment before and after the alignment. There was no impairment of goodwill in the current period as a result of the impairment test.

The goodwill allocation and the tests for impairment of goodwill requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. We calculate the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The test for goodwill is based on future cash flows that require significant judgment with respect to future revenue and expense growth rates and discount rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital (“WACC”) for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the our results of operations.
Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. There were no impairments of intangible assets in the current period. Further adverse changes to macroeconomic conditions or significant changes to our current and future expected financial performance could lead to goodwill or intangible asset impairment charges in future periods, and such charges could be material to our results of operations.
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2023.
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
As of July 28, 2023, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the three months ended July 28, 2023 and summarized balance sheet information at July 28, 2023 and April 28, 2023 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the three months ended July 28, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$822	$—
Operating profit (loss)	(538)	14
Loss before income taxes	(1,077)	(585)
Net loss attributable to Medtronic	(921)	(582)
The summarized balance sheet information at July 28, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$21,748	$8,591
Total noncurrent assets(4)	5,968	11
Total current liabilities(5)	34,489	27,164
Total noncurrent liabilities	60,256	67,062
Noncontrolling interests	188	188
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
(3)Includes receivables due from non-guarantor subsidiaries of $20.9 billion and $8.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $20.0 million for Medtronic & Medtronic Luxco Senior Notes. No loans receivable due from non-guarantor subsidiaries for CIFSA Senior Notes.
(5)Includes payables due to non-guarantor subsidiaries of $32.2 billion and $26.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $33.6 billion and $47.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
The summarized balance sheet information at April 28, 2023 was as follows:

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
(4)Includes loans receivable due from non-guarantor subsidiaries of $20.0 million for Medtronic & Medtronic Luxco Senior Notes. No loans receivable due from non-guarantor subsidiaries for CIFSA Senior Notes.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of public health crises on our business, results of operations, and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 28, 2023 and April 28, 2023 was $22.9 billion and $22.0 billion, respectively. At July 28, 2023, these contracts were in a net unrealized gain position of $91 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 28, 2023 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.6 billion. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 28, 2023 was comprised of debt predominantly denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at July 28, 2023, indicates that the fair value of these instruments would correspondingly change by $61 million.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2024:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
4/29/2023-5/26/2023	357,800	$89.35	357,800	$2,346,149,738
5/27/2023-6/30/2023	551,200	85.79	551,200	2,298,859,931
7/1/2023-7/28/2023	787,668	87.52	787,668	2,229,920,199
Total	1,696,668	$87.35	1,696,668	$2,229,920,199
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first quarter of fiscal year 2024, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first quarter of fiscal year 2024 ending July 28, 2023, in the normal course of business and consistent with Office of Foreign Assets Control authorizations as in effect at the time, Medtronic Russia filed one notification with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. This activity did not directly result in any revenues or profits for Medtronic. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.
Rule 10b5-1 Director and Officer Trading Arrangements
During the three months ended July 28, 2023, certain of our officers and directors adopted “Rule 10b5-1 trading arrangements,” intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act as follows.
On July 14, 2023, Karen L. Parkhill, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Ms. Parkhill’s trading plan provides for the sale of up to 3,351 shares of the Company’s common stock prior to the plan's August 30, 2024 termination date.

Item 6. Exhibits

(a)	Exhibits
	10.1	Performance Share Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan
	10.2	Restricted Stock Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan
	10.3	Restricted Stock Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan
	10.4	Non-Qualified Stock Option Agreement 2021 Medtronic plc Long Term Incentive Plan
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	August 31, 2023	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)