Form 10-Q
period 2023-10-27
Medtronic plc
filed 2023-11-30
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 27, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of November 24, 2023, 1,329,654,311 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net sales	$7,984	$7,585	$15,686	$14,955
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,761	2,535	5,390	5,051
Research and development expense	698	676	1,365	1,368
Selling, general, and administrative expense	2,686	2,617	5,299	5,184
Amortization of intangible assets	425	421	855	844
Restructuring charges, net	40	30	94	44
Certain litigation charges	65	—	105	—
Other operating income, net	(31)	(97)	(30)	(62)
Operating profit	1,340	1,404	2,608	2,528
Other non-operating income, net	(154)	(109)	(230)	(192)
Interest expense, net	180	118	329	282
Income before income taxes	1,313	1,395	2,510	2,438
Income tax provision	402	959	802	1,072
Net income	911	435	1,708	1,367
Net income attributable to noncontrolling interests	(2)	(8)	(8)	(10)
Net income attributable to Medtronic	$909	$427	$1,700	$1,356
Basic earnings per share	$0.68	$0.32	$1.28	$1.02
Diluted earnings per share	$0.68	$0.32	$1.28	$1.02
Basic weighted average shares outstanding	1,330.2	1,329.4	1,330.3	1,329.4
Diluted weighted average shares outstanding	1,331.9	1,332.0	1,332.8	1,333.3
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net income	$911	$435	$1,708	$1,367
Other comprehensive (loss) income, net of tax:
Unrealized loss on investment securities	(19)	(167)	(38)	(183)
Translation adjustment	(926)	(826)	(911)	(1,709)
Net investment hedge	915	407	771	1,409
Net change in retirement obligations	1	3	4	4
Unrealized gain on cash flow hedges	324	158	294	378
Other comprehensive income (loss)	295	(424)	120	(100)
Comprehensive income including noncontrolling interests	1,206	11	1,828	1,266
Comprehensive income attributable to noncontrolling interests	—	(6)	(6)	(6)
Comprehensive income attributable to Medtronic	$1,206	$5	$1,822	$1,260
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 27, 2023	April 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,311	$1,543
Investments	6,423	6,416
Accounts receivable, less allowances and credit losses of $177 and $176, respectively	5,934	5,998
Inventories, net	5,754	5,293
Other current assets	2,658	2,425
Total current assets	22,081	21,675
Property, plant, and equipment, net	5,735	5,569
Goodwill	40,821	41,425
Other intangible assets, net	14,060	14,844
Tax assets	3,428	3,477
Other assets	3,962	3,959
Total assets	$90,087	$90,948
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$1,339	$20
Accounts payable	2,174	2,662
Accrued compensation	1,758	1,949
Accrued income taxes	1,088	840
Other accrued expenses	3,299	3,581
Total current liabilities	9,659	9,051
Long-term debt	23,741	24,344
Accrued compensation and retirement benefits	1,020	1,093
Accrued income taxes	1,777	2,360
Deferred tax liabilities	686	708
Other liabilities	1,556	1,727
Total liabilities	38,440	39,283
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,330,173,450 and 1,330,809,036 shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,580	24,590
Retained earnings	30,256	30,392
Accumulated other comprehensive loss	(3,377)	(3,499)
Total shareholders’ equity	51,460	51,483
Noncontrolling interests	187	182
Total equity	51,647	51,665
Total liabilities and equity	$90,087	$90,948
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	791	—	791	6	797
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	1	—	73	—	—	73	—	73
Repurchase of ordinary shares	(2)	—	(148)	—	—	(148)	—	(148)
Stock-based compensation	—	—	73	—	—	73	—	73
July 28, 2023	1,330	$—	$24,587	$30,265	$(3,674)	$51,178	$188	$51,366
Net income	—	—	—	909	—	909	2	911
Other comprehensive income (loss)	—	—	—	—	297	297	(2)	295
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	2	—	35	—	—	35	—	35
Repurchase of ordinary shares	(2)	—	(189)	—	—	(189)	—	(189)
Stock-based compensation	—	—	146	—	—	146	—	146
October 27, 2023	1,330	$—	$24,580	$30,256	$(3,377)	$51,460	$187	$51,647

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	929	—	929	2	931
Other comprehensive income (loss)	—	—	—	—	326	326	(2)	324
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(903)	—	(903)	—	(903)
Issuance of shares under stock purchase and award plans	2	—	41	—	—	41	—	41
Repurchase of ordinary shares	(3)	—	(333)	—	—	(333)	—	(333)
Stock-based compensation	—	—	62	—	—	62	—	62
July 29, 2022	1,329	$—	$24,335	$30,276	$(1,939)	$52,672	$170	$52,843
Net income	—	—	—	427	—	427	8	435
Other comprehensive loss	—	—	—	—	(422)	(422)	(2)	(424)
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(904)	—	(904)	—	(904)
Issuance of shares under stock purchase and award plans	2	—	55	—	—	55	—	55
Repurchase of ordinary shares	(1)	—	(85)	—	—	(85)	—	(85)
Stock-based compensation	—	—	137	—	—	137	—	137
October 28, 2022	1,330	$—	$24,442	$29,799	$(2,361)	$51,880	$177	$52,057
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 27, 2023	October 28, 2022
Operating Activities:
Net income	$1,708	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344	1,339
Provision for credit losses	37	41
Deferred income taxes	(36)	(92)
Stock-based compensation	219	199
Loss on debt extinguishment	—	53
Other, net	182	148
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(117)	(346)
Inventories, net	(616)	(784)
Accounts payable and accrued liabilities	(699)	(14)
Other operating assets and liabilities	(486)	94
Net cash provided by operating activities	1,536	2,005
Investing Activities:
Acquisitions, net of cash acquired	(22)	(1,867)
Additions to property, plant, and equipment	(815)	(749)
Purchases of investments	(3,403)	(3,743)
Sales and maturities of investments	3,336	3,609
Other investing activities, net	(59)	19
Net cash used in investing activities	(963)	(2,731)
Financing Activities:
Change in current debt obligations, net	1,321	349
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,284
Issuance of long-term debt	—	3,430
Payments on long-term debt	—	(2,311)
Dividends to shareholders	(1,836)	(1,807)
Issuance of ordinary shares	149	153
Repurchase of ordinary shares	(378)	(477)
Other financing activities	153	443
Net cash (used in) provided by financing activities	(591)	2,064
Effect of exchange rate changes on cash and cash equivalents	(214)	(223)
Net change in cash and cash equivalents	(232)	1,114
Cash and cash equivalents at beginning of period	1,543	3,714
Cash and cash equivalents at end of period	$1,311	$4,828

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,110	$821
Interest	476	234

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
2. New Accounting Pronouncements
Recently Adopted
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this guidance on April 29, 2023. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
As of October 27, 2023, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three and six months ended October 27, 2023 and October 28, 2022:

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Cardiac Rhythm & Heart Failure	$1,492	$1,417	$2,938	$2,798
Structural Heart & Aortic	819	757	1,633	1,499
Coronary & Peripheral Vascular	613	584	1,202	1,163
Cardiovascular	2,923	2,759	5,773	5,459
Cranial & Spinal Technologies	1,157	1,081	2,260	2,124
Specialty Therapies	705	686	1,400	1,353
Neuromodulation	426	419	846	824
Neuroscience	2,288	2,186	4,506	4,301
Surgical & Endoscopy	1,641	1,513	3,187	2,968
Patient Monitoring & Respiratory Interventions	501	489	994	967
Medical Surgical	2,142	2,002	4,181	3,935
Diabetes	610	556	1,189	1,098
Other(1)	22	82	37	162
Total	$7,984	$7,585	$15,686	$14,955
(1) Includes revenue from the divested Renal Care Solutions business and Transition Manufacturing Agreements from previously divested businesses.
The table below illustrates net sales by market geography for each segment for the three and six months ended October 27, 2023 and October 28, 2022:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Cardiovascular	$1,427	$1,410	$912	$802	$584	$546
Neuroscience	1,560	1,512	399	382	329	292
Medical Surgical	963	895	740	685	438	421
Diabetes	217	228	310	254	84	74
Other(4)	8	23	7	33	7	25
Total	$4,175	$4,069	$2,368	$2,157	$1,441	$1,359

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Six months ended		Six months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Cardiovascular	$2,776	$2,696	$1,869	$1,694	$1,128	$1,070
Neuroscience	3,057	2,931	815	788	634	582
Medical Surgical	1,845	1,726	1,512	1,420	824	789
Diabetes	405	434	625	518	159	145
Other(4)	16	49	12	65	10	48
Total	$8,099	$7,835	$4,831	$4,485	$2,755	$2,635
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At October 27, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $605 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 28, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $555 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at October 27, 2023 and April 28, 2023 was $435 million and $405 million, respectively. At October 27, 2023 and April 28, 2023, $336 million and $314 million was included in other accrued expenses, respectively, and $99 million and $91 million was included in other liabilities, respectively. During the six months ended October 27, 2023, the Company recognized $216 million of revenue that was included in deferred revenue as of April 28, 2023.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At October 27, 2023, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.5 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions and Dispositions
During the three and six months ended October 27, 2023 and October 28, 2022 the Company had acquisitions that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and six months ended October 27, 2023 and October 28, 2022. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. For the three and six months ended October 27, 2023 and October 28, 2022, purchase price allocation adjustments were not significant.
Fiscal Year 2024
During the three and six months ended October 27, 2023, acquisitions that were accounted for as business combinations were not significant.
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
Other acquisitions
For acquisitions, other than Intersect ENT and Affera, the acquisition date fair value of net assets acquired during the six months ended October 28, 2022, was $123 million. Assets acquired were primarily comprised of $66 million of goodwill and $57 million of technology-based intangible assets with estimated useful lives of 16 years. The goodwill is deductible for tax purposes. The Company recognized $73 million of non-cash contingent consideration liabilities in connection with these acquisitions during the six months ended October 28, 2022, which are comprised of revenue and product development milestone-based payments.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. During the three and six months ended October 27, 2023, and the six months ended October 28, 2022, IPR&D acquired in connection with asset acquisitions of technology not yet approved was not significant. The Company did not acquire any IPR&D in connection with asset acquisitions of technology not yet approved during the three months ended October 28, 2022.
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
The fair value of contingent consideration liabilities at October 27, 2023 and April 28, 2023 was $220 million and $206 million, respectively. At October 27, 2023, $30 million was recorded in other accrued expenses, and $190 million was recorded in other liabilities in the consolidated balance sheet. At April 28, 2023, $34 million was recorded in other accrued expenses, and $171 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Beginning balance	$206	$193	$206	$119
Purchase price contingent consideration	25	201	25	274
Payments	—	—	(3)	(1)
Change in fair value	(10)	(45)	(7)	(43)
Ending balance	$220	$349	$220	$349

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	October 27, 2023	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$94	Discount rate	11.2% - 31.0%	19.9%
		Projected fiscal year of payment	2024 - 2029	2026
Product development and other milestone-based payments	$127	Discount rate	3.9% - 5.5%	4.1%
		Projected fiscal year of payment	2025 - 2026	2025
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
On April 1, 2023, the Company and DaVita Inc. (“DaVita”) completed the transaction for the Company to sell half of its Renal Care Solutions (RCS) business. In connection with the sale, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2025 through 2029. The fair value of the contingent consideration receivable at October 27, 2023 and April 28, 2023 was $152 million and $195 million, respectively, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	October 27, 2023
(in millions)	Three months ended	Six months ended
Beginning balance	$152	$195
Change in fair value	—	(43)
Ending balance	$152	$152
Renal Care Solutions disposition
This sale is part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. RCS was part of the Company’s Medical Surgical portfolio. At closing, the Company received $45 million cash consideration, recorded non-cash contingent consideration receivables valued at $195 million, made an additional cash investment of $224 million, and retained a 50% non-controlling equity interest in Mozarc valued at $307 million. For the contingent consideration receivables, the maximum consideration the Company could receive in the future is $300 million based on the achievement of the aforementioned milestones. The Company recorded non-cash pre-tax charges of $14 million and $81 million, primarily related to impairment of goodwill and changes in the carrying amount of the disposal group, in the three and six months ended October 28, 2022, respectively, recognized in other operating income, net in the consolidated statements of income. Refer to Note 10 to the consolidated financial statements for additional information on the goodwill impairment. Refer to Note 6 to the consolidated financial statements for additional information on the Company’s retained 50% equity investment in Mozarc as a result of this transaction.

The Company determined that the sale of the RCS business did not meet the criteria to be classified as discontinued operations.
5. Restructuring and Other Costs
For the three and six months ended October 27, 2023, the Company incurred $91 million and $182 million of restructuring and associated costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives. For the three and six months ended October 28, 2022, restructuring charges primarily related to the Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total pre-tax charges of $0.5 billion.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Associated and other costs primarily include salaries and wages of employees that are fully-dedicated to restructuring programs, consulting expenses, and asset write-offs.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the classification of restructuring and associated costs in the consolidated statements of income:

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Cost of products sold	$15	$21	$30	$41
Selling, general, and administrative expenses	36	43	57	85
Restructuring charges, net	40	30	94	44
Total restructuring and associated costs	$91	$95	$182	$171
The following table summarizes the activity related to restructuring programs for the six months ended October 27, 2023:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 28, 2023	$204	$25	$230
Charges	94	88	182
Cash payments	(225)	(97)	(325)
Settled non-cash	—	(10)	(10)
Accrual adjustments(1)	(1)	—	(1)
October 27, 2023	$72	$5	$76
(1)Accrual adjustments primarily relate to certain employees identified for termination, finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at October 27, 2023 and April 28, 2023:

	October 27, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$539	$—	$(28)	$511	$511	$—
Level 2:
Corporate debt securities	4,087	4	(185)	3,906	3,906	—
U.S. government and agency securities	929	—	(52)	877	877	—
Mortgage-backed securities	572	—	(64)	508	508	—
Non-U.S. government and agency securities	15	—	—	15	15	—
Other asset-backed securities	621	—	(15)	606	606	—
Total Level 2	6,224	4	(316)	5,912	5,912	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,799	$4	$(347)	$6,456	$6,423	$33

	April 28, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$527	$—	$(22)	$505	$505	$—
Level 2:
Corporate debt securities	4,140	6	(162)	3,984	3,984	—
U.S. government and agency securities	879	—	(45)	834	834	—
Mortgage-backed securities	560	—	(54)	506	506	—
Non-U.S. government and agency securities	15	—	—	15	15	—
Certificates of deposit	10	—	—	10	10	—
Other asset-backed securities	580	—	(19)	561	561	—
Total Level 2	6,185	6	(281)	5,911	5,911	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,748	$6	$(305)	$6,449	$6,416	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 27, 2023 and April 28, 2023:

	October 27, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$390	$(7)	$2,846	$(179)
U.S. government and agency securities	112	(2)	819	(78)
Mortgage-backed securities	27	(1)	457	(63)
Other asset-backed securities	—	—	581	(15)
Auction rate securities	—	—	33	(3)
Total	$528	$(10)	$4,736	$(337)

	April 28, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$286	$(4)	$2,901	$(158)
U.S. government and agency securities	89	(3)	821	(64)
Mortgage-backed securities	26	(1)	460	(53)
Other asset-backed securities	—	—	545	(19)
Auction rate securities	—	—	33	(3)
Total	$401	$(8)	$4,760	$(297)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended October 27, 2023 and October 28, 2022. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Proceeds from sales	$1,573	$1,723	$3,320	$3,587
Gross realized gains	6	1	11	2
Gross realized losses	(3)	(10)	(15)	(19)
The October 27, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 27, 2023
Due in one year or less	$1,360
Due after one year through five years	3,738
Due after five years through ten years	706
Due after ten years	653
Total	$6,456
Interest income is recognized in other non-operating income, net, in the consolidated statements of income. During the three and six months ended October 27, 2023, there was $148 million and $259 million of interest income, respectively. During the three and six months ended October 28, 2022, there was $73 million and $128 million of interest income, respectively.

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
The following table summarizes the Company's equity and other investments at October 27, 2023 and April 28, 2023, which are classified as other assets in the consolidated balance sheets:

(in millions)	October 27, 2023	April 28, 2023
Investments with readily determinable fair value (marketable equity securities)	$32	$115
Investments for which the fair value option has been elected	531	531
Investments without readily determinable fair values	877	872
Equity method and other investments	91	89
Total equity and other investments	$1,531	$1,607
Gains and losses on the Company's portfolio of equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the three and six months ended October 27, 2023, there were $7 million and $70 million of net unrealized losses, respectively, on equity securities and other investments still held at October 27, 2023. During the three and six months ended October 28, 2022, there were $7 million of net unrealized losses and $1 million of net unrealized gains, respectively, on equity securities and other investments still held at October 28, 2022.
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
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the three and six months ended October 27, 2023, the change in fair value was insignificant.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. Commercial paper outstanding at October 27, 2023 was $1.3 billion. During the three months ended October 27, 2023, the commercial paper outstanding had a weighted average original maturity of 21 days and a weighted average interest rate of 5.476 percent. During the six months ended October 27, 2023, the commercial paper outstanding had a weighted average original maturity of 18 days and a weighted average interest rate of 5.400 percent. No commercial paper was outstanding at April 28, 2023. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At October 27, 2023 and April 28, 2023, no amounts were outstanding under the Credit Facility.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The Company is in compliance with the covenants under the Credit Facility.
Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	October 27, 2023	April 28, 2023
Current debt obligations	2024 - 2025	$1,339	$20

Long-term debt
0.250 percent six-year 2019 senior notes	2026	1,059	1,097
2.625 percent three-year 2022 senior notes	2026	530	549
0.000 percent five-year 2020 senior notes	2026	1,059	1,097
1.125 percent eight-year 2019 senior notes	2027	1,589	1,646
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,059	1,097
0.375 percent eight-year 2020 senior notes	2029	1,059	1,097
1.625 percent twelve-year 2019 senior notes	2031	1,059	1,097
1.000 percent twelve-year 2019 senior notes	2032	1,059	1,097
3.125 percent nine-year 2022 senior notes	2032	1,059	1,097
0.750 percent twelve-year 2020 senior notes	2033	1,059	1,097
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,059	1,097
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,059	1,097
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,059	1,097
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,059	1,097
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,059	1,097
1.625 percent thirty-year 2020 senior notes	2051	1,059	1,097
Finance lease obligations	2024 - 2036	56	57
Deferred financing costs	2026 - 2051	(117)	(124)
Debt discount, net	2026 - 2051	(59)	(64)
Total long-term debt		$23,741	$24,344
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
Term Loan Agreements
In May 2022, Medtronic Luxco entered into a term loan agreement (Fiscal 2023 Loan Agreement) by and among Medtronic Luxco, Medtronic plc, Medtronic, Inc., and Mizuho Bank, Ltd. as administrative agent and as lender. The Fiscal 2023 Loan Agreement provides an unsecured term loan in an aggregate principal amount of up to ¥300 billion with a term of 364 days. Borrowings under the Fiscal 2023 Loan Agreement bear interest at the TIBOR Rate (as defined in the Fiscal 2023 Loan Agreement) plus a margin of 0.40% per annum. Medtronic plc and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the Fiscal 2023 Loan Agreement. In May and June 2022, Medtronic Luxco borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc.'s 3.500% Senior Notes due 2025 for $1.9 billion of total consideration, and $368 million of Medtronic Luxco's 3.350% Senior Notes due 2027 for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million in the three months ended July 29, 2022, which primarily includes cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. The loss was recognized in interest expense, net in the consolidated statements of income during the six months ended October 28, 2022. During the fourth quarter of fiscal year 2023, the Company repaid the term loan in full, including interest.
Financial Instruments Not Measured at Fair Value
At October 27, 2023, the estimated fair value of the Company’s Senior Notes was $20.8 billion compared to a principal value of $23.9 billion. At April 28, 2023, the estimated fair value was $21.7 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
The Company's cash flow hedges will mature within the subsequent three-year period. At October 27, 2023 and April 28, 2023, the Company had $387 million and $93 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $279 million of after-tax net unrealized gains at October 27, 2023 will be recognized in the consolidated statements of income over the next 12 months.

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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and six months ended October 27, 2023, the Company recognized $50 million and $99 million, respectively, in after-tax gains representing excluded components in interest expense, net. During the three and six months ended October 28, 2022, the Company recognized $27 million and $47 million in after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	October 27, 2023	April 28, 2023
Currency exchange rate contracts	Cash flow hedge	$9.2	$9.1
Currency exchange rate contracts(1)	Net investment hedge	6.9	7.2
Foreign currency-denominated debt(2)	Net investment hedge	16.9	17.6
Currency exchange rate contracts	Undesignated	5.2	5.8
(1)At October 27, 2023, includes derivative contracts with a notional value of €4.5 billion, or $4.8 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322.2 billion, or $2.1 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2024 through 2033.
(2)At October 27, 2023, includes €16.0 billion, or $16.9 billion, of outstanding Euro-denominated debt as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2026 through 2051.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and six months ended October 27, 2023 and October 28, 2022 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss				(Gain) Loss Reclassified into Income

	Three months ended		Six months ended		Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Cash flow hedges
Currency exchange rate contracts	$(394)	$(266)	$(398)	$(608)	$(75)	$(205)	$(125)	$(343)	Other operating income, net
Currency exchange rate contracts	(75)	(133)	(109)	(167)	(15)	3	(19)	21	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	(725)	(405)	(612)	(1,350)	—	—	—	—	N/A
Currency exchange rate contracts	(190)	(2)	(160)	(59)	—	—	—	—	N/A
Total	$(1,384)	$(806)	$(1,278)	$(2,184)	$(89)	$(202)	$(145)	$(322)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and six months ended October 27, 2023 and October 28, 2022 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Currency exchange rate contracts	$94	$21	$92	$47	Other operating income, net

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at October 27, 2023 and April 28, 2023. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	October 27, 2023	April 28, 2023	Balance Sheet Classification	October 27, 2023	April 28, 2023	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$487	$318	Other current assets	$30	$109	Other accrued expenses
Currency exchange rate contracts	221	33	Other assets	15	117	Other liabilities
Total derivatives designated as hedging instruments	708	351		46	226
Derivatives not designated as hedging instruments
Currency exchange rate contracts	12	17	Other current assets	13	10	Other accrued expenses
Total return swaps	—	—	Other current assets	24	—	Other accrued expenses
Total derivatives not designated as hedging instruments	12	17		37	10
Total derivatives	$720	$368		$82	$236
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	October 27, 2023		April 28, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$720	$59	$368	$236
Level 2	—	24	—	—
Total	$720	$82	$368	$236
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

	October 27, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$720	$(58)	$(170)	$492
Derivative liabilities:
Currency exchange rate contracts	(59)	58	—	—
Total return swaps	(24)	—	—	(24)
	(82)	58	—	(24)
Total	$638	$—	$(170)	$468

	April 28, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$368	$(189)	$(11)	$168
Derivative liabilities:
Currency exchange rate contracts	(236)	189	—	(48)
Total	$132	$—	$(11)	$121
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	October 27, 2023	April 28, 2023
Finished goods	$3,775	$3,440
Work-in-process	833	789
Raw materials	1,147	1,063
Total	$5,754	$5,293
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 28, 2023	$7,873	$11,718	$19,579	$2,255	$41,425
Goodwill as a result of acquisitions	24	—	—	—	24
Purchase accounting adjustments	(6)	—	—	—	(6)
Currency translation and other	(42)	(84)	(495)	—	(622)
October 27, 2023	$7,849	$11,634	$19,084	$2,255	$40,821

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

As further described in Note 17, the Company has certain new operating segments as of the beginning of fiscal year 2024. Each new operating segment is considered a standalone reporting unit as of the beginning of fiscal year 2024. As a result of the change, the Company allocated all goodwill that was previously assigned to the Medical Surgical reporting unit to the new reporting units using a relative fair value allocation approach. Reporting units were tested for impairment before and after the alignment. No goodwill impairment was identified in either test as of the beginning of the fiscal year 2024; however, the Patient Monitoring & Respiratory Interventions reporting unit had an estimated fair value that exceeded its carrying value by less than 10 percent. As of October 27, 2023, no events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value, including the Patient Monitoring & Respiratory Interventions reporting unit. The Patient Monitoring & Respiratory Interventions reporting unit had $3.0 billion of goodwill as of October 27, 2023.
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
As a result of the agreement with DaVita, as disclosed in Note 4 to the consolidated financial statements, the Company allocated $208 million of goodwill to the RCS business that met the criteria to be classified as held for sale during the first quarter of fiscal year 2023 and was subsequently sold on April 1, 2023. Upon allocation, a goodwill impairment test was performed for the RCS business, and the Company recognized $61 million of goodwill impairment during the six months ended October 28, 2022. The goodwill impairment charges were recognized in other operating income, net in the consolidated statements of income. The Company did not recognize any goodwill impairment during the three and six months ended October 27, 2023 and the three months ended October 28, 2022.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	October 27, 2023		April 28, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,935	$(8,452)	$16,956	$(7,979)
Purchased technology and patents	11,714	(6,619)	11,659	(6,277)
Trademarks and tradenames	483	(285)	486	(280)
Other	122	(74)	116	(69)
Total	$29,254	$(15,430)	$29,217	$(14,605)
Indefinite-lived:
IPR&D	$236	$—	$232	$—
The Company did not recognize any definite-lived intangible asset impairment charges during the three and six months ended October 27, 2023 and October 28, 2022.
Indefinite-lived intangible asset impairments were not significant for the three and six months ended October 27, 2023. The Company did not recognize any indefinite-lived intangible asset impairment charges during the three and six months ended October 28, 2022. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Amortization Expense
Intangible asset amortization expense for the three months ended October 27, 2023 and October 28, 2022 was $425 million and $421 million, respectively. Intangible asset amortization expense for the six months ended October 27, 2023 and October 28, 2022 was $855 million and $844 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at October 27, 2023, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2024	$836
2025	1,658
2026	1,647
2027	1,624
2028	1,573
2029	1,493
11. Income Taxes
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during the six months ended October 27, 2023. Subsequent to October 27, 2023, the Company filed an appeal with the Supreme Court of Israel.
Our effective tax rate for the three and six months ended October 27, 2023 was 30.6% and 32.0%, respectively, as compared to 68.7% and 44.0% for the three and six months ended October 28, 2022, respectively. The decrease in our effective tax rate for the three months ended October 27, 2023 primarily relates to the $764 million income tax charge recorded during the three months ended October 28, 2022 related to the U.S. Tax Court decision, which was partially offset by an increase in Puerto Rico withholding tax rates and the establishment of a valuation allowance on certain net operating losses recorded during the three months ended October 27, 2023. In addition to the items discussed in the current quarter, the decrease in the effective tax rate for the six months ended October 27, 2023 was also attributable to the Ventor court decision noted above.
At October 27, 2023 and April 28, 2023, the Company's gross unrecognized tax benefits were $2.8 billion and $2.7 billion, respectively. During the three months ended October 27, 2023, the Company made a $193 million payment to the Internal Revenue Service. After considering advance payments and deposits, the Company had no accrued gross interest and penalties at October 27, 2023. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.6 billion would impact the Company’s effective tax rate. At both October 27, 2023 and April 28, 2023, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $1.8 billion. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Numerator:
Net income attributable to ordinary shareholders	$909	$427	$1,700	$1,356
Denominator:
Basic – weighted average shares outstanding	1,330.2	1,329.4	1,330.3	1,329.4
Effect of dilutive securities:
Employee stock options	0.5	1.6	0.9	2.2
Employee restricted stock units	0.9	0.8	1.3	1.0
Employee performance share units	0.2	0.2	0.3	0.7
Diluted – weighted average shares outstanding	1,331.9	1,332.0	1,332.8	1,333.3
Basic earnings per share	$0.68	$0.32	$1.28	$1.02
Diluted earnings per share	$0.68	$0.32	$1.28	$1.02
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 31 million and 27 million ordinary shares for the three and six months ended October 27, 2023, respectively, and 25 million and 20 million ordinary shares for the three and six months ended October 28, 2022, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and six months ended October 27, 2023 and October 28, 2022:

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Stock options	$35	$38	$46	$50
Restricted stock	55	52	93	79
Performance share units	48	39	60	50
Employee stock purchase plan	8	9	19	20
Total stock-based compensation expense	$146	$137	$219	$199

Cost of products sold	$13	$14	$20	$20
Research and development expense	18	15	27	22
Selling, general, and administrative expense	115	108	172	157
Total stock-based compensation expense	146	137	219	199
Income tax benefits	(25)	(26)	(36)	(37)
Total stock-based compensation expense, net of tax	$121	$111	$183	$162

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 27, 2023 and October 28, 2022:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Service cost	$15	$19	$10	$12
Interest cost	40	36	12	10
Expected return on plan assets	(65)	(56)	(17)	(16)
Amortization of prior service cost	(1)	—	—	—
Amortization of net actuarial loss	5	5	—	1
Net periodic benefit (credit) cost	$(6)	$4	$5	$7

	U.S.		Non-U.S.
	Six months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Service cost	$30	$38	$20	$24
Interest cost	80	72	24	20
Expected return on plan assets	(130)	(112)	(34)	(32)
Amortization of prior service cost	(2)	—	—	—
Amortization of net actuarial loss	10	10	—	2
Net periodic benefit (credit) cost	$(12)	$8	$10	$14
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive income (loss) before reclassifications	(49)	(909)	771	—	404	217
Reclassifications	11	—	—	4	(110)	(95)
Other comprehensive income (loss)	(38)	(909)	771	4	294	122
October 27, 2023	$(296)	$(3,748)	$1,016	$(737)	$387	$(3,377)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustment	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
Other comprehensive income (loss) before reclassifications	(195)	(1,705)	1,409	3	634	146
Reclassifications	12	—	—	1	(256)	(243)
Other comprehensive (loss) income	(183)	(1,705)	1,409	4	378	(97)
October 28, 2022	$(392)	$(4,304)	$2,250	$(769)	$852	$(2,361)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the six months ended October 27, 2023 and October 28, 2022, was a benefit of $8 million and $41 million, respectively. During the six months ended October 27, 2023 and October 28, 2022, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $3 million and $4 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the six months ended October 27, 2023, there was no income tax on cumulative translation adjustment. For the six months ended October 28, 2022, the income tax on cumulative translation adjustment was a benefit of $3 million.
During the six months ended October 27, 2023 and October 28, 2022, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the six months ended October 27, 2023, there were no tax impacts on retirement obligations. During the six months ended October 28, 2022, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax expense of $1 million. During the six months ended October 27, 2023 and October 28, 2022, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $2 million and $7 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the six months ended October 27, 2023 and October 28, 2022, was an expense of $103 million and $141 million, respectively. During the six months ended October 27, 2023 and October 28, 2022, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $34 million and $59 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating income, net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. The Company recognized $65 million and $105 million of certain litigation charges during the three and six months ended October 27, 2023, respectively, whereas the Company recognized no certain litigation charges during the three and six months ended October 28, 2022. At October 27, 2023 and April 28, 2023, accrued litigation was approximately $0.3 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Product Liability Matters
Pelvic Mesh Litigation
The Company is currently involved in litigation in various state and federal courts against manufacturers of pelvic mesh products alleging personal injuries resulting from the implantation of those products. Two subsidiaries of Covidien supplied pelvic mesh products to one of the manufacturers, C.R. Bard (Bard), named in the litigation. The litigation included a federal multi-district litigation in the U.S. District Court for the Northern District of West Virginia (now closed) and cases in various state courts and jurisdictions outside the U.S. Generally, complaints allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. In fiscal year 2016, Bard paid the Company $121 million towards the settlement of 11,000 of these claims. In May 2017, the agreement with Bard was amended to extend the terms to apply to up to an additional 5,000 claims. That agreement does not resolve the dispute between the Company and Bard with respect to claims that do not settle, if any. As part of the agreement, the Company and Bard agreed to dismiss without prejudice their pending litigation with respect to Bard’s obligation to defend and indemnify the Company. The Company estimates law firms representing approximately 16,200 claimants have asserted or may assert claims involving

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

products manufactured by Covidien’s subsidiaries. As of November 1, 2023, the Company had reached agreements to settle nearly all of these claims. The Company's accrued expenses for this matter are included within accrued litigation as discussed above.
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of November 1, 2023, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 7,600 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,350 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 750 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Diabetes Pump Retainer Ring Litigation

Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of November 1, 2023, 63 individual plaintiffs have filed lawsuits, and certain plaintiffs’ law firms have notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court (Tax Court) reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006 whereby it generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit regarding the Tax Court opinion. The U.S. Court of Appeals issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings. The Tax Court issued its second opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eights Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. A hearing date for the Appeal has not been set.

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Cardiovascular	$1,117	$1,071	$2,208	$2,049
Neuroscience	929	901	1,858	1,741
Medical Surgical	790	761	1,509	1,454
Diabetes	101	97	186	176
Other (1)	9	(21)	12	(45)
Segment operating profit	2,946	2,809	5,774	5,376
Interest expense, net	(180)	(118)	(329)	(282)
Other non-operating income, net	154	109	230	192
Amortization of intangible assets	(425)	(421)	(855)	(844)
Corporate	(431)	(402)	(879)	(816)
Stock-based compensation	(146)	(137)	(219)	(199)
Centralized distribution costs	(391)	(388)	(786)	(794)
Currency (2)	32	138	29	219
Restructuring and associated costs	(91)	(95)	(182)	(171)
Acquisition and divestiture-related items	(58)	(63)	(107)	(174)
Certain litigation charges	(65)	—	(105)	—
Medical device regulations	(30)	(37)	(62)	(70)
Income before income taxes	$1,313	$1,395	$2,510	$2,438
(1)Includes the operations from the Renal Care Solutions business contributed to Mozarc Medical on April 1, 2023 and Transition Manufacturing and Service Agreements for previously divested businesses.
(2)Includes the net impact of remeasurement and the Company's hedging programs recorded in other operating income, net.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and six months ended October 27, 2023 and October 28, 2022 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Ireland	$29	$25	$58	$47

United States	4,175	4,069	8,099	7,835
Rest of world	3,780	3,491	7,528	7,073
Total other countries, excluding Ireland	7,955	7,560	15,627	14,908
Total	$7,984	$7,585	$15,686	$14,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2023. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and six months ended October 27, 2023. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The following is a summary of revenue and diluted earnings per share for the three months ended October 27, 2023 and October 28, 2022, and operating cash flow for the six months ended October 27, 2023 and October 28, 2022:

REVENUE

(in billions)

$8.0
$7.6
October 27, 2023
October 28, 2022

$8.0B

GAAP

Revenue increased due to growth in most product lines and businesses, including Micra, Transcatheter Aortic Valves, Core Spine, Advanced Surgical Technologies, and Diabetes.

DILUTED EPS

GAAP
Non-GAAP
$0.68
$1.25
$0.32
$1.30
October 27, 2023
October 28, 2022

$0.68

GAAP

Diluted EPS increased $0.36 or 112.5% primarily due to the increase in net sales and the decrease in income tax provision due to the prior year U.S. Tax Court Reserve adjustment.

$1.25

Non-GAAP

Non-GAAP Diluted EPS decreased $0.05 or 4% primarily due to increased labor and direct material costs in cost of good sold driven by inflationary pressures and increased income tax provision as a result of jurisdictional mix of profits.

OPERATING CASH FLOW

(in billions)

$1.5
$2.0
October 27, 2023
October 28, 2022

$1.5B

GAAP

Operating cash flow decreased $0.5 billion primarily driven by increase in cash paid for income taxes, and the remainder due to timing of vendor payments as we invest in net working capital.

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended October 27, 2023 and October 28, 2022:

	Three months ended October 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,313	$402	$909	$0.68	30.6%
Non-GAAP Adjustments:
Amortization of intangible assets	425	65	360	0.27	15.3
Restructuring and associated costs (2)	91	16	76	0.06	17.6
Acquisition and divestiture-related items (3)	58	7	51	0.04	12.1
Certain litigation charges	65	15	50	0.04	23.1
(Gain)/loss on minority investments (4)	25	5	21	0.02	20.0
Medical device regulations (5)	30	6	24	0.02	20.0
Certain tax adjustments, net (6)	—	(176)	176	0.13	—
Non-GAAP	$2,008	$339	$1,667	$1.25	16.9%

	Three months ended October 28, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,395	$959	$427	$0.32	68.7%
Non-GAAP Adjustments:
Amortization of intangible assets	421	65	356	0.27	15.4
Restructuring and associated costs (2)	95	19	76	0.06	20.0
Acquisition and divestiture-related items (3)	63	9	55	0.05	404.2
(Gain)/loss on minority investments (4)	(11)	—	(11)	(0.01)	—
Medical device regulations (5)	37	7	30	0.02	18.9
Certain tax adjustments, net (7)	—	(793)	793	0.60	—
Non-GAAP	$1,999	$266	$1,725	$1.30	13.3%
(1)The data in this schedule has been intentionally rounded to the nearest million or $0.01 for EPS figures, and, therefore, may not sum.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program, consulting expenses, and asset write-offs.
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
(6)The charge primarily relates to the establishment of a valuation allowance against certain net operating losses.
(7)The charge primarily relates to a $764 million reserve adjustment that was a direct result of the U.S. Tax Court opinion, issued on August 18, 2022, on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico.

The tables below present our GAAP to Non-GAAP reconciliations for the six months ended October 27, 2023 and October 28, 2022:

	Six months ended October 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,510	$802	$1,700	$1.28	32.0%
Non-GAAP Adjustments:
Amortization of intangible assets	855	130	724	0.54	15.2
Restructuring and associated costs (2)	182	30	152	0.11	16.5
Acquisition and divestiture-related items (3)	107	10	97	0.07	9.3
Certain litigation charges	105	24	81	0.06	22.9
(Gain)/loss on minority investments (4)	89	5	85	0.06	5.6
Medical device regulations (5)	62	13	49	0.04	21.0
Certain tax adjustments, net (6)	—	(375)	375	0.28	—
Non-GAAP	$3,910	$640	$3,262	$2.45	16.4%

	Six months ended October 28, 2022
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,438	$1,072	$1,356	$1.02	44.0%
Non-GAAP Adjustments:
Amortization of intangible assets	844	129	715	0.54	15.3
Restructuring and associated costs (2)	171	35	136	0.10	20.5
Acquisition and divestiture-related items (3)	174	16	157	0.12	38.8
(Gain)/loss on minority investments (4)	(15)	—	(15)	(0.01)	—
Medical device regulations (5)	70	14	56	0.04	20.0
Debt redemption premium and other charges (7)	53	11	42	0.03	20.8
Certain tax adjustments, net (8)	—	(780)	780	0.59	—
Non-GAAP	$3,733	$497	$3,226	$2.42	13.3%
(1)The data in this schedule has been intentionally rounded to the nearest million or $0.01 for EPS figures, and, therefore, may not sum.
(2)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program, consulting expenses, and asset write-offs.
(3)The charges primarily include business combination costs, changes in fair value of contingent consideration, and charges related to the impending separation of the Patient Monitoring and Respiratory Interventions businesses within our Medical Surgical Portfolio. The prior year included non-cash pre-tax impairments, primarily related to goodwill and other associated costs, as a result of the April 1, 2023, sale of half of the Company's Renal Care Solutions (RCS) business.
(4)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(5)The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs, which are limited to a specific period.
(6)The charge relates to an income tax reserve adjustment associated with the June 1, 2023, Israeli Central-Lod District Court decision, the establishment of a valuation allowance against certain net operating losses and amortization of previously established deferred tax assets from intercompany intellectual property transactions.
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

	Six months ended
(in millions)	October 27, 2023	October 28, 2022
Net cash provided by operating activities	$1,536	$2,005
Additions to property, plant, and equipment	(815)	(749)
Free cash flow	$721	$1,256
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
Prior period revenue has been recast to reflect the new reporting structure, which primarily includes allocating certain prior Medical Surgical businesses to the Other line. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's new reporting structure. The charts below illustrate the percent of net sales by segment for the three months ended October 27, 2023 and October 28, 2022:

The table below illustrates net sales by segment and division for the three and six months ended October 27, 2023 and October 28, 2022:

	Three months ended			Six months ended
(in millions)	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Cardiac Rhythm & Heart Failure	$1,492	$1,417	5%	$2,938	$2,798	5%
Structural Heart & Aortic	819	757	8	1,633	1,499	9
Coronary & Peripheral Vascular	613	584	5	1,202	1,163	3
Cardiovascular	2,923	2,759	6	5,773	5,459	6
Cranial & Spinal Technologies	1,157	1,081	7	2,260	2,124	6
Specialty Therapies	705	686	3	1,400	1,353	4
Neuromodulation	426	419	2	846	824	3
Neuroscience	2,288	2,186	5	4,506	4,301	5
Surgical & Endoscopy	1,641	1,513	9	3,187	2,968	7
Patient Monitoring & Respiratory Interventions	501	489	3	994	967	3
Medical Surgical	2,142	2,002	7	4,181	3,935	6
Diabetes	610	556	10	1,189	1,098	8
Other(1)	22	82	(73)	37	162	(77)
Total	$7,984	$7,585	5%	$15,686	$14,955	5%
(1) Includes revenue from the divested Renal Care Solutions business and Transition Manufacturing Agreements from previously divested businesses.
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended October 27, 2023 and October 28, 2022:

The table below includes net sales by market geography for each of our segments for the three and six months ended October 27, 2023 and October 28, 2022:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Cardiovascular	$1,427	$1,410	1%	$912	$802	14%	$584	$546	7%
Neuroscience	1,560	1,512	3	399	382	4	329	292	13
Medical Surgical	963	895	8	740	685	8	438	421	4
Diabetes	217	228	(5)	310	254	22	84	74	14
Other(4)	8	23	(65)	7	33	(79)	7	25	(72)
Total	$4,175	$4,069	3%	$2,368	$2,157	10%	$1,441	$1,359	6%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Six months ended			Six months ended			Six months ended
(in millions)	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Cardiovascular	$2,776	$2,696	3%	$1,869	$1,694	10%	$1,128	$1,070	5%
Neuroscience	3,057	2,931	4	815	788	3	634	582	9
Medical Surgical	1,845	1,726	7	1,512	1,420	6	824	789	4
Diabetes	405	434	(7)	625	518	21	159	145	10
Other(4)	16	49	(67)	12	65	(82)	10	48	(79)
Total	$8,099	$7,835	3%	$4,831	$4,485	8%	$2,755	$2,635	5%
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
The increase in net sales for the three and six months ended October 27, 2023, as compared to the corresponding period in the prior fiscal year, was driven primarily by growth in most products lines and businesses, including Micra, Transcatheter Aortic Valve replacements (TAVR), Core Spine, Advanced Surgical Technologies, and Diabetes.
Looking ahead, a number of macro-economic and geopolitical factors could negatively impact our business, including without limitation:
•Competitive product launches and pricing pressure, geographic macro-economic risks including fluctuations in currency exchange rates, general price inflation, rising interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and supply chain challenges from time to time;
•National and provincial tender pricing for certain products, particularly in China;
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having, and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in the second quarter of fiscal year 2024, including on accounts receivable and inventory reserves, was not material, and for the three and six months ended October 27, 2023, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
•Although the long-term implications of Israel's recent conflict are difficult to predict at this time, the financial impact of the conflict in the second quarter of fiscal year 2024, including on accounts receivable and inventory reserves, was not material. For the three and six months ended October 27, 2023, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.

Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, products for the treatment of hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and six months ended October 27, 2023 were $2.9 billion and $5.8 billion, respectively, an increase of 6 percent for both periods as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to strong performance of Micra, TAVR, Cannula, and Perfusion.

The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended October 27, 2023 and October 28, 2022:

Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and six months ended October 27, 2023 increased 5 percent, for both periods as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was driven by continued adoption of Micra, including the U.S. launch of Micra AV2 and Micra VR2, and growth from transvenous pacemakers and Arctic Front cryoablation catheters. Net sales growth was also driven by increases in Cardiovascular Diagnostics led by LINQ II implant growth due to U.S launch of AccuRythm AI 2.0.

Structural Heart & Aortic (SHA) net sales for the three and six months ended October 27, 2023 increased 8 percent and 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth in TAVR, including the recent U.S. and Japan launches of Evolut FX TAVR system, and in Cardiac Surgery driven by growth in Cannula and Perfusion particularly in the U.S.

Coronary & Peripheral Vascular (CPV) net sales for the three and six months ended October 27, 2023 increased 5 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales was driven by the launch of the Onyx Frontier, TruStar and TruCor families of drug-eluting stents, as well as growth in guide catheters and drug coated balloons, and performance of our vascular embolization and superficial venous product portfolio, including the VenaSeal system.
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
•Acceptance and growth of Aurora Extravascular ICD.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices.
•Continued acceptance and expansion of the LINQ II cardiac monitor with AccuRhythm AI algorithms.

•Continued acceptance, adoption, and growth of our innovative portfolio of products in the electrophysiology (EP) segment, including the Arctic Front cryoablation system, PulseSelect pulse field ablation (PFA), and Affera mapping and navigation system.
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
•Market acceptance and reimbursement for the Symplicity Spyral Multi-Electrode Renal Denervation Catheter.

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
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). The product was launched under limited market release in the first quarter of fiscal year 2023 with full market release in the third quarter of fiscal year 2023. IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder, urinary retention, and fecal incontinence. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and six months ended October 27, 2023 were $2.3 billion and $4.5 billion, respectively, an increase of 5 percent for both periods, compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to growth in Core Spine and Neurosurgery. For the six months ended October 27, 2023, the increase was also driven by growth in ENT.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended October 27, 2023 and October 28, 2022:
Cranial and Spinal Technologies (CST) net sales for the three and six months ended October 27, 2023 increased 7 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The growth for both periods was driven by increased sales of Core Spine products driven by AiBLE spinal ecosystem pull-through. The net sales increase was also attributable to strong growth of StealthStation Navigation and O-arm Imaging Systems. Growth for the six months ended October 27, 2023 was also driven by increased sales of Biologics products.
Specialty Therapies (Specialty) net sales for the three and six months ended October 27, 2023 increased 3 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was driven by growth in ENT and hemorrhagic stroke flow diversion products. For the three months ended October 27, 2023, the increase was also driven by growth in Pelvic Health. For the six months ended October 27, 2023, Pelvic Health experienced slight net sales declines due to recent competitive launches.
Neuromodulation (NM) net sales for the three and six months ended October 27, 2023 increased 2 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was driven by growth within Pain Stim and Targeted Drug Delivery, partially offset by a decline in Interventional due to competitive pressure. The increase for the six months ended October 27, 2023 was also driven by growth in Brain Modulation, primarily in the first quarter of fiscal year 2024.
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
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and six months ended October 27, 2023 were $2.1 billion and $4.2 billion, respectively, an increase of 7 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily driven by growth in Advanced Surgical Technologies and in General Surgery Technologies.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended October 27, 2023 and October 28, 2022:

Surgical & Endoscopy (SE) net sales for the three and six months ended October 27, 2023 increased 9 percent and 7 percent, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was predominantly attributable to growth in Advanced Surgical Technologies, primarily driven by supply expansion, as well as continued growth in GI Genius, Wound Management, and Electrosurgery.
Patient Monitoring & Respiratory Interventions (PMRI) net sales for the three and six months ended October 27, 2023 increased 3 percent for both periods, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was largely due to growth in airways and monitors partially offset by decreases in ventilator sales.
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
•Global adoption of robotic-assisted surgery and installations of Hugo robotic assisted surgery (RAS) system for urologic, bariatric, gynecologic, hernia, and general surgery procedures. This includes continued integration and adoption of Touch Surgery Enterprise with the first artificial intelligence powered surgical videos and analytics platform to make it easier to train and discover new techniques within the robotics platform. The Hugo RAS system, which received CE Mark in October 2021, as well as secured additional regulatory approvals outside the U.S., is designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per procedure cost.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., Signia powered stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three and six months ended October 27, 2023 were $610 million and $1.2 billion, respectively, an increase of 10 percent and 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales for both periods was primarily driven by strong international growth as a result of the continued international expansion of the MiniMed 780G insulin pump system and integrated CGM. The launch of the MiniMed 780G insulin pump system in the U.S., during the first quarter of fiscal year 2024, also contributed to the growth for the three and six months ended October 27, 2023.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Continued acceptance and growth for the MiniMed 780G insulin pump system, which is powered by SmartGuard technology and features the added benefits of meal detection technology that automatically adjusts and corrects sugar levels every five minutes. The global adoption of Automated Insulin Delivery (AID) systems has resulted in strong sensor attachment rates. The MiniMed 780G insulin pump system with the Guardian 4 Sensor was approved by the U.S. FDA in late April 2023.
•Continued acceptance and growth of the Guardian Connect CGM system, which displays glucose information directly to a smartphone to provide patients access to their glucose levels seamlessly and discretely. The Guardian Connect CGM system is available on both Apple iOS and Android devices.
•Market acceptance and growth of our InPen smart pen system, which allows users to have their Medtronic CGM readings in real-time alongside insulin dose information, all in one view.
•Continued pump, CGM, and consumable competition in an expanding global market.
•Changes in medical reimbursement policies and programs, along with additional payor coverage on insulin pumps.
•Our ability to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, including our next-generation sensor Simplera, which has been submitted for approval to the U.S. FDA and received CE Mark in September 2023.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and six months ended October 27, 2023 and October 28, 2022:
Cost of Products Sold Cost of products sold for the three and six months ended October 27, 2023 was $2.8 billion and $5.4 billion, respectively, as compared to $2.5 billion and $5.1 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in cost products sold as a percentage of net sales was primarily attributable to increased labor and direct material manufacturing costs, predominantly due to inflationary pressures and supply constraints from time to time.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve patient needs improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three and six months ended October 27, 2023 was $698 million and $1.4 billion, respectively, as compared to $676 million and $1.4 billion, respectively, for the corresponding periods in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition, divestiture, and separation-related costs, and restructuring expenses. Selling, general, and administrative expense for the three and six months ended October 27, 2023 was $2.7 billion and $5.3 billion, respectively, as compared to $2.6 billion and $5.2 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in selling, general, and administrative expense for both periods is primarily due to reduced incentive accruals in the prior year.

The following is a summary of other costs and expenses (income):

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Amortization of intangible assets	$425	$421	$855	$844
Restructuring charges, net	40	30	94	44
Certain litigation charges	65	—	105	—
Other operating income, net	(31)	(97)	(30)	(62)
Other non-operating income, net	(154)	(109)	(230)	(192)
Interest expense, net	180	118	329	282
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net For the three and six months ended October 27, 2023, restructuring costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives. For the three and six months ended October 28, 2022, restructuring charges primarily related to Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total pre-tax charges of $0.5 billion.
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
Other Operating Income, Net Other operating income, net primarily includes royalty expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and income from funded research and development arrangements.
For the three and six months ended October 27, 2023, the decrease in other operating income, net was driven by the net currency impact of remeasurement expense and our hedging programs, which results in a net gain of $32 million and $29 million, respectively, as compared to a net gain of $138 million and $219 million, respectively, in the corresponding periods in the prior year. The decrease was partially offset by a decrease of $25 million and $46 million in Puerto Rico Excise Taxes for the three and six months ended October 27, 2023. As a result of newly enacted tax legislation in Puerto Rico, the Company is no longer subject to Puerto Rico Excise Tax, but is now subject to a higher withholding tax, which is recorded in income tax provision in the consolidated statements of income.
For the six months ended October 27, 2023, the decrease in other operating income, net was also driven by a decrease in acquisition and divestiture-related expenses, which was primarily attributable to non-cash pre-tax charges of $81 million, primarily related to goodwill, recorded in the prior year as a result of the April 1, 2023 sale of half of the Company's RCS business.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three and six months ended October 27, 2023, the increase in other non-operating income, net is primarily attributable an increase in interest income, partially offset by losses on our minority investment portfolio. Interest income was $148 million and $259 million for the three and six months ended October 27, 2023, respectively, and $73 million and $128 million for the three and six months ended October 28, 2022, respectively. Net losses on minority investments were $25 million and $89 million for the three and six months ended October 27, 2023, respectively, as compared to a net gain of $12 million and $15 million for the three and six months ended October 28, 2022, respectively.

Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of amounts excluded from the effectiveness assessment of certain net investment hedges, and charges recognized in connection with the early redemption of senior notes.
For the three and six months ended October 27, 2023, the increase in interest expense, net was primarily driven by increased interest rates on our global liquidity structures, the impact of higher coupons on Senior Notes issued in the second quarter of fiscal year 2023, and the higher outstanding commercial paper balance. Partially offsetting the increase for the three and six months was $50 million and $99 million, respectively, in after-tax gains representing amounts excluded from the effectiveness assessment of certain net investment hedges, compared to $27 million and $47 million, respectively, for the corresponding periods in the prior year. Also partially offsetting the increase in interest expense, net was the $53 million charge incurred as a result of the early redemption of approximately $2.3 billion of senior notes during the six months ended October 28, 2022.
INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Income tax provision	$402	$959	$802	$1,072
Income before income taxes	1,313	1,395	2,510	2,438
Effective tax rate	30.6%	68.7%	32.0%	44.0%

Non-GAAP income tax provision	$339	$266	$640	$497
Non-GAAP income before income taxes	2,008	1,999	3,910	3,733
Non-GAAP Nominal Tax Rate	16.9%	13.3%	16.4%	13.3%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(13.7)%	(55.4)%	(15.6)%	(30.7)%
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during the six months ended October 27, 2023. Subsequent to quarter end, the Company filed an appeal with the Supreme Court of Israel.
Our effective tax rate for the three and six months ended October 27, 2023 was 30.6% and 32.0%, respectively, as compared to 68.7% and 44.0% for the three and six months ended October 28, 2022, respectively. The decrease in our effective tax rate for the three months ended October 27, 2023 primarily relates to the $764 million income tax charge recorded during the three months ended October 28, 2022 related to the U.S. Tax Court decision, which was partially offset by an increase in Puerto Rico withholding tax rates and the establishment of a valuation allowance on certain net operating losses recorded during the current quarter. In addition to the items discussed in the current quarter, the decrease in the effective tax rate for the six months ended October 27, 2023 was also attributable to the Ventor court decision noted above.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 27, 2023 was 16.9% and 16.4%, respectively, as compared to 13.3% for both the three and six months ended October 28, 2022. The change in our Non-GAAP Nominal Tax Rate was primarily due to an increase in Puerto Rico withholding tax rates and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 27, 2023 of approximately $20 million and $39 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of October 27, 2023 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Six months ended
(in millions)	October 27, 2023	October 28, 2022
Cash provided by (used in):
Operating activities	$1,536	$2,005
Investing activities	(963)	(2,731)
Financing activities	(591)	2,064
Effect of exchange rate changes on cash and cash equivalents	(214)	(223)
Net change in cash and cash equivalents	$(232)	$1,114
Operating Activities The $469 million decrease in net cash provided was primarily driven by timing of payments to vendors, as well as an increase in cash paid for taxes, interest, litigation, and restructuring. The decrease in net cash was partially offset by an increase in cash collected from customers primarily due to an increase in sales. The increase in cash paid for taxes is due to the payment of transition tax that resulted from U.S. Tax Reform and an audit related payment made to the Internal Revenue Service. For more information on litigation and restructuring payments, refer to Note 16 and Note 5, respectively.
Investing Activities The $1.8 billion decrease in cash used was primarily attributable to a decrease in cash paid for acquisitions of $1.8 billion, as compared to the corresponding period in the prior fiscal year.
Financing Activities There was a $2.7 billion increase in net cash used during the six months ended October 27, 2023, as compared to the corresponding period in the prior fiscal year. In the current period, there was an increase in commercial paper that was issued and outstanding at quarter end of $972 million. This increase in cash provided by financing activities was offset by activity in the prior fiscal year. In the second quarter of fiscal year 2023, the Company issued four tranches of Euro-denominated Senior Notes of approximately $3.4 billion. In the first quarter of fiscal year 2023, the Company issued short-term borrowings of approximately $2.3 billion under the Fiscal 2023 Loan Agreement and used the proceeds to fund the early redemption of senior notes for total consideration of $2.3 billion. For more information on the commercial paper, Senior Notes issued, Term Loan and redemption of senior notes, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at October 27, 2023 was $25.1 billion as compared to $24.4 billion at April 28, 2023. The increase in total debt was driven by commercial paper outstanding of $1.3 billion, offset by fluctuations in exchange rates.
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

We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the six months ended October 27, 2023, the Company repurchased a total of 4 million shares under this program at an average price of $83.49. At October 27, 2023, we had approximately $2.0 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2023.
Liquidity
Our liquidity sources at October 27, 2023 included $1.3 billion of cash and cash equivalents and $6.4 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, certificates of deposit, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At October 27, 2023 and April 28, 2023, we had $1.3 billion and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2027. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At October 27, 2023 and April 28, 2023, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	October 27, 2023	April 28, 2023
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at October 27, 2023 were unchanged as compared to the ratings at April 28, 2023. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations during the second quarter of fiscal year 2024; there have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 28, 2023.

ACQUISITIONS
EOFlow Co. Ltd Acquisition
On May 25, 2023, the Company entered into a set of definitive agreements to acquire EOFlow Co. Ltd. (EOFlow), manufacturer of the EOPatch device – a tubeless, wearable, and fully disposable insulin delivery device. The acquisition expands the Diabetes segment portfolio of products. To the extent that all the public shares participate in the tender offer, the total consideration for the acquisition of the shares in EOFlow would be KRW 971 billion, or $716 million, at exchange rates on October 27, 2023. The acquisition is subject to the satisfaction of the minimum tender condition and certain customary closing conditions, including receipt of required regulatory clearances, the timing of which is currently uncertain. The Company is aware of litigation between a third party and EOFlow in the U.S. District Court for the District of Massachusetts and the resulting injunction issued by the court against EOFlow in October 2023. The Company is not a party to the litigation but is aware of EOFlow’s decision to appeal the court’s ruling. The Company will continue to monitor the appeals process.
Information regarding acquisitions is included in Note 4 to the current period's consolidated financial statements.
GOODWILL
We assess goodwill and indefinite-lived intangible assets for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. As further described in Note 10, we have certain new operating segments as of the beginning of fiscal year 2024. Goodwill reporting units were tested for impairment before and after the alignment. There was no impairment of goodwill as a result of the impairment test.
The goodwill allocation and the tests for impairment of goodwill requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. We calculate the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The test for goodwill is based on future cash flows that require significant judgment with respect to future revenue and expense growth rates and discount rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital (“WACC”) for each reporting unit. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations.
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
As of October 27, 2023, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized results of operations for the six months ended October 27, 2023 and summarized balance sheet information at October 27, 2023 and April 28, 2023 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the six months ended October 27, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,459	$—
Operating loss	(747)	(14)
Loss before income taxes	(1,876)	(1,654)
Net loss attributable to Medtronic	(1,647)	(1,648)
The summarized balance sheet information at October 27, 2023 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$19,082	$6,632
Total noncurrent assets(4)	5,970	67
Total current liabilities(5)	34,022	28,917
Total noncurrent liabilities	59,460	66,509
Noncontrolling interests	187	187
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
(3)Includes receivables due from non-guarantor subsidiaries of $18.3 billion and $6.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $19.0 million for Medtronic & Medtronic Luxco Senior Notes. No loans receivable due from non-guarantor subsidiaries for CIFSA Senior Notes.
(5)Includes payables due to non-guarantor subsidiaries of $30.8 billion and $27.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $33.8 billion and $47.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of public health crises and geopolitical conflicts on our business, results of operations, and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 27, 2023 and April 28, 2023 was $21.3 billion and $22.0 billion, respectively. At October 27, 2023, these contracts were in a net unrealized gain position of $662 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 27, 2023 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.6 billion. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at October 27, 2023 was comprised of debt predominantly denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at October 27, 2023, indicates that the fair value of these instruments would correspondingly change by $57 million.
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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2024:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
7/29/2023-8/25/2023	976,625	$83.56	976,625	$2,148,309,128
8/26/2023-9/29/2023	891,474	80.80	891,474	2,076,276,361
9/30/2023-10/27/2023	469,633	74.46	469,633	2,041,307,423
Total	2,337,732	$80.68	2,337,732	$2,041,307,423
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the three months ended October 27, 2023, certain of our officers and directors adopted “Rule 10b5-1 trading arrangements,” intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act as follows.
On September 20, 2023, Brett Wall, Executive Vice President and President Neuroscience Portfolio, adopted a Rule 10b5-1 trading plan. Mr. Wall’s trading plan provides for the sale of 4,997 shares of the Company’s common stock at market on December 19, 2023 prior to the plan's December 22, 2023 termination date.

Item 6. Exhibits

(a)	Exhibits
	10.1	Medtronic plc 2024 Employee Stock Purchase Plan
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	November 30, 2023	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)