Form 10-Q
period 2024-01-26
Medtronic plc
filed 2024-02-27
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 26, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of February 21, 2024, 1,327,822,539 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Net sales	$8,089	$7,727	$23,775	$22,682
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,782	2,689	8,172	7,740
Research and development expense	695	688	2,060	2,055
Selling, general, and administrative expense	2,673	2,615	7,971	7,799
Amortization of intangible assets	419	431	1,274	1,275
Restructuring charges, net	20	38	114	81
Certain litigation charges	—	—	105	—
Other operating expense (income), net	17	(125)	(13)	(187)
Operating profit	1,483	1,392	4,091	3,920
Other non-operating income, net	(177)	(149)	(407)	(342)
Interest expense, net	188	167	517	449
Income before income taxes	1,472	1,375	3,982	3,813
Income tax provision	135	146	936	1,218
Net income	1,337	1,229	3,045	2,595
Net income attributable to noncontrolling interests	(15)	(6)	(23)	(17)
Net income attributable to Medtronic	$1,322	$1,222	$3,022	$2,579
Basic earnings per share	$0.99	$0.92	$2.27	$1.94
Diluted earnings per share	$0.99	$0.92	$2.27	$1.94
Basic weighted average shares outstanding	1,329.7	1,330.2	1,330.1	1,329.6
Diluted weighted average shares outstanding	1,331.7	1,332.0	1,332.4	1,332.8
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Net income	$1,337	$1,229	$3,045	$2,595
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	111	107	73	(76)
Translation adjustment	450	1,689	(461)	(20)
Net investment hedge	(424)	(1,858)	348	(449)
Net change in retirement obligations	2	(2)	6	2
Unrealized (loss) gain on cash flow hedges	(220)	(760)	74	(382)
Other comprehensive (loss) income	(81)	(824)	39	(924)
Comprehensive income including noncontrolling interests	1,257	405	3,084	1,671
Comprehensive income attributable to noncontrolling interests	(17)	(11)	(23)	(17)
Comprehensive income attributable to Medtronic	$1,240	$394	$3,062	$1,654
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 26, 2024	April 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,623	$1,543
Investments	6,698	6,416
Accounts receivable, less allowances and credit losses of $180 and $176, respectively	5,968	5,998
Inventories, net	5,726	5,293
Other current assets	2,499	2,425
Total current assets	22,513	21,675
Property, plant, and equipment, net	5,838	5,569
Goodwill	41,160	41,425
Other intangible assets, net	13,690	14,844
Tax assets	3,599	3,477
Other assets	4,036	3,959
Total assets	$90,836	$90,948
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$1,029	$20
Accounts payable	1,992	2,662
Accrued compensation	2,174	1,949
Accrued income taxes	1,109	840
Other accrued expenses	3,488	3,581
Total current liabilities	9,793	9,051
Long-term debt	24,153	24,344
Accrued compensation and retirement benefits	1,049	1,093
Accrued income taxes	1,821	2,360
Deferred tax liabilities	615	708
Other liabilities	1,410	1,727
Total liabilities	38,840	39,283
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,329,653,024 and 1,330,809,036 shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,589	24,590
Retained earnings	30,661	30,392
Accumulated other comprehensive loss	(3,459)	(3,499)
Total shareholders’ equity	51,792	51,483
Noncontrolling interests	204	182
Total equity	51,996	51,665
Total liabilities and equity	$90,836	$90,948
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	791	—	791	6	797
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	1	—	73	—	—	73	—	73
Repurchase of ordinary shares	(2)	—	(148)	—	—	(148)	—	(148)
Stock-based compensation	—	—	73	—	—	73	—	73
July 28, 2023	1,330	$—	$24,587	$30,265	$(3,674)	$51,178	$188	$51,366
Net income	—	—	—	909	—	909	2	911
Other comprehensive income (loss)	—	—	—	—	297	297	(2)	295
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	2	—	35	—	—	35	—	35
Repurchase of ordinary shares	(2)	—	(189)	—	—	(189)	—	(189)
Stock-based compensation	—	—	146	—	—	146	—	146
October 27, 2023	1,330	$—	$24,580	$30,256	$(3,377)	$51,460	$187	$51,647
Net income	—	—	—	1,322	—	1,322	15	1,337
Other comprehensive (loss) income	—	—	—	—	(82)	(82)	1	(81)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(917)	—	(917)	—	(917)
Issuance of shares under stock purchase and award plans	1	—	49	—	—	49	—	49
Repurchase of ordinary shares	(2)	—	(124)	—	—	(124)	—	(124)
Stock-based compensation	—	—	85	—	—	85	—	85
January 26, 2024	1,330	$—	$24,589	$30,661	$(3,459)	$51,792	$204	$51,996

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	929	—	929	2	931
Other comprehensive income (loss)	—	—	—	—	326	326	(2)	324
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(903)	—	(903)	—	(903)
Issuance of shares under stock purchase and award plans	2	—	41	—	—	41	—	41
Repurchase of ordinary shares	(3)	—	(333)	—	—	(333)	—	(333)
Stock-based compensation	—	—	62	—	—	62	—	62
July 29, 2022	1,329	$—	$24,335	$30,276	$(1,939)	$52,672	$170	$52,843
Net income	—	—	—	427	—	427	8	435
Other comprehensive loss	—	—	—	—	(422)	(422)	(2)	(424)
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(904)	—	(904)	—	(904)
Issuance of shares under stock purchase and award plans	2	—	55	—	—	55	—	55
Repurchase of ordinary shares	(1)	—	(85)	—	—	(85)	—	(85)
Stock-based compensation	—	—	137	—	—	137	—	137
October 28, 2022	1,330	$—	$24,442	$29,799	$(2,361)	$51,880	$177	$52,057
Net income	—	—	—	1,222	—	1,222	6	1,229
Other comprehensive (loss) income	—	—	—	—	(828)	(828)	4	(824)
Dividends to shareholders ($0.68 per ordinary share)	—	—	—	(904)	—	(904)	—	(904)
Issuance of shares under stock purchase and award plans	1	—	48	—	—	48	—	48
Repurchase of ordinary shares	(1)	—	(63)	—	—	(63)	—	(63)
Stock-based compensation	—	—	81	—	—	81	—	81
Changes to noncontrolling ownership interests	—	—	5	—	—	5	(11)	(6)
January 27, 2023	1,330	$—	$24,513	$30,117	$(3,189)	$51,441	$177	$51,618
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 26, 2024	January 27, 2023
Operating Activities:
Net income	$3,045	$2,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,993	2,018
Provision for credit losses	62	54
Deferred income taxes	(250)	(78)
Stock-based compensation	303	280
Loss on debt extinguishment	—	53
Other, net	265	182
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(140)	(408)
Inventories, net	(530)	(936)
Accounts payable and accrued liabilities	(253)	163
Other operating assets and liabilities	(485)	(344)
Net cash provided by operating activities	4,010	3,579
Investing Activities:
Acquisitions, net of cash acquired	(74)	(1,867)
Additions to property, plant, and equipment	(1,161)	(1,081)
Purchases of investments	(5,422)	(5,472)
Sales and maturities of investments	5,142	5,387
Other investing activities, net	(155)	15
Net cash used in investing activities	(1,670)	(3,018)
Financing Activities:
Change in current debt obligations, net	1,010	625
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,284
Issuance of long-term debt	—	3,430
Payments on long-term debt	—	(3,083)
Dividends to shareholders	(2,753)	(2,711)
Issuance of ordinary shares	206	209
Repurchase of ordinary shares	(510)	(548)
Other financing activities	(44)	(276)
Net cash used in financing activities	(2,091)	(70)
Effect of exchange rate changes on cash and cash equivalents	(170)	317
Net change in cash and cash equivalents	80	808
Cash and cash equivalents at beginning of period	1,543	3,714
Cash and cash equivalents at end of period	$1,623	$4,521

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,403	$1,314
Interest	568	262

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
Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Improvements to Segment Reporting (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2025 for our annual report and for interim periods starting in fiscal year 2026. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2026 for our annual report. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
3. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Prior period revenue has been recast to reflect the new reporting structure, which primarily includes allocating certain prior Medical Surgical businesses to the Other line. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's reporting structure.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division for the three and nine months ended January 26, 2024 and January 27, 2023:

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cardiac Rhythm & Heart Failure	$1,470	$1,419	$4,408	$4,217
Structural Heart & Aortic	843	760	2,475	2,259
Coronary & Peripheral Vascular	616	581	1,818	1,744
Cardiovascular	2,929	2,760	8,702	8,219
Cranial & Spinal Technologies	1,204	1,128	3,465	3,253
Specialty Therapies	726	699	2,126	2,052
Neuromodulation	425	420	1,270	1,244
Neuroscience	2,355	2,248	6,861	6,549
Surgical & Endoscopy	1,616	1,546	4,803	4,514
Patient Monitoring & Respiratory Interventions	532	522	1,526	1,489
Medical Surgical	2,148	2,068	6,329	6,003
Diabetes	640	570	1,829	1,667
Other(1)	17	81	54	243
Total	$8,089	$7,727	$23,775	$22,682
(1) Includes revenue from the divested Renal Care Solutions business and Transition Manufacturing Agreements from previously divested businesses.
The table below illustrates net sales by market geography for each segment for the three and nine months ended January 26, 2024 and January 27, 2023:

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Three months ended		Three months ended		Three months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cardiovascular	$1,373	$1,363	$950	$859	$607	$538
Neuroscience	1,556	1,507	442	401	357	341
Medical Surgical	960	959	758	725	429	384
Diabetes	224	215	322	274	94	80
Other(4)	7	17	2	36	8	28
Total	$4,120	$4,062	$2,473	$2,294	$1,495	$1,371

	U.S.(1)		Non-U.S. Developed Markets(2)		Emerging Markets(3)
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cardiovascular	$4,149	$4,059	$2,818	$2,553	$1,734	$1,607
Neuroscience	4,614	4,437	1,257	1,189	991	923
Medical Surgical	2,805	2,685	2,270	2,144	1,254	1,174
Diabetes	629	650	947	792	253	226
Other(4)	23	66	14	101	18	76
Total	$12,219	$11,897	$7,305	$6,779	$4,251	$4,006
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At January 26, 2024, $1.1 billion of rebates were classified as other accrued expenses, and $575 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 28, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $555 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at January 26, 2024 and April 28, 2023 was $447 million and $405 million, respectively. At January 26, 2024 and April 28, 2023, $350 million and $314 million was included in other accrued expenses, respectively, and $97 million and $91 million was included in other liabilities, respectively. During the nine months ended January 26, 2024, the Company recognized $274 million of revenue that was included in deferred revenue as of April 28, 2023.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 26, 2024, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.5 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions and Dispositions
During the nine months ended January 26, 2024 and January 27, 2023, the Company had acquisitions that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and nine months ended January 26, 2024 and January 27, 2023. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. For the three and nine months ended January 26, 2024 and January 27, 2023, purchase price allocation adjustments were not significant.
Fiscal Year 2024
The acquisition date fair value of net assets acquired during the nine months ended January 26, 2024 was $107 million. Based on preliminary valuations, assets acquired were primarily comprised of $51 million of goodwill and $29 million of technology-based intangible assets with estimated useful lives of 10 years. The goodwill is deductible for tax purposes. The Company recognized $25 million of non-cash contingent consideration liabilities in connection with these business combinations during the nine months ended January 26, 2024, which are comprised of revenue and product development milestone-based payments.
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
Other acquisitions
For acquisitions, other than Intersect ENT and Affera, the acquisition date fair value of net assets acquired during the nine months ended January 27, 2023 was $123 million. Assets acquired were primarily comprised of $66 million of goodwill and $57 million of technology-based intangible assets with estimated useful lives of 16 years. The goodwill is deductible for tax purposes. The Company recognized $73 million of non-cash contingent consideration liabilities in connection with these acquisitions during the nine months ended January 27, 2023, which are comprised of revenue and product development milestone-based payments.
Acquired In-Process Research & Development (IPR&D)
IPR&D with no alternative future use acquired outside of a business combination is expensed immediately. The Company did not acquire any IPR&D in connection with asset acquisitions of technology not yet approved during the three months ended January 26, 2024 and January 27, 2023. During the nine months ended January 26, 2024 and January 27, 2023, IPR&D acquired in connection with asset acquisitions of technology not yet approved was not significant.
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
The fair value of contingent consideration liabilities at January 26, 2024 and April 28, 2023 was $172 million and $206 million, respectively. At January 26, 2024, $118 million was recorded in other accrued expenses, and $55 million was recorded in other liabilities in the consolidated balance sheet. At April 28, 2023, $34 million was recorded in other accrued expenses, and $171 million was recorded in other liabilities in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Beginning balance	$220	$349	$206	$119
Purchase price contingent consideration	—	—	25	274
Payments	(69)	(45)	(72)	(46)
Change in fair value	21	5	14	(38)
Ending balance	$172	$308	$172	$308
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	January 26, 2024	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$76	Discount rate	11.2% - 31.0%	20.8%
		Projected fiscal year of payment	2024 - 2029	2026
Product development and other milestone-based payments	$96	Discount rate	4.0% - 5.5%	4.1%
		Projected fiscal year of payment	2024 - 2027	2025
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
On April 1, 2023, the Company and DaVita Inc. (“DaVita”) completed the transaction for the Company to sell half of its Renal Care Solutions (RCS) business. In connection with the sale, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2025 through 2029. The fair value of the contingent consideration receivable at January, 26, 2024 and April 28, 2023 was $150 million and $195 million, respectively, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	January 26, 2024
(in millions)	Three months ended	Nine months ended
Beginning balance	$152	$195
Change in fair value	(2)	(45)
Ending balance	$150	$150
Renal Care Solutions Disposition
On May 25, 2022, the Company and DaVita entered into a definitive agreement for the Company to sell half of its RCS business, and on April 1, 2023, completed the transaction, as further discussed above. This sale is part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. RCS was part of the Company’s Medical Surgical portfolio. At closing, the Company received $45 million cash consideration, recorded non-cash contingent consideration receivables valued at $195 million, made an additional cash investment of $224 million, and retained a 50% non-controlling equity interest in Mozarc valued at $307 million. For the contingent consideration receivables, the maximum consideration the Company could receive in the future is $300 million based on the achievement of the aforementioned milestones. The Company recorded non-cash pre-tax charges of $81 million, primarily related to impairment of goodwill and changes in the carrying amount of the disposal group, in the nine months ended January 27, 2023, recognized in other operating expense (income), net in the consolidated statements of income. Refer to Note 10 to the consolidated financial statements for additional information on the goodwill impairment. Refer to Note 6 to the consolidated financial statements for additional information on the Company’s retained 50% equity investment in Mozarc as a result of this transaction.

The Company determined that the sale of the RCS business did not meet the criteria to be classified as discontinued operations.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

5. Restructuring and Other Costs
For the three and nine months ended January 26, 2024, the Company incurred $55 million and $237 million, respectively, of restructuring and associated costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives. For the three and nine months ended January 27, 2023, restructuring charges primarily related to the Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total cumulative pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total cumulative pre-tax charges of $0.5 billion.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Associated and other costs primarily include salaries and wages of employees that are fully-dedicated to restructuring programs, consulting expenses, and asset write-offs.
The following table presents the classification of restructuring and associated costs in the consolidated statements of income:

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cost of products sold	$12	$26	$43	$67
Selling, general, and administrative expenses	23	40	80	125
Restructuring charges, net	20	38	114	81
Total restructuring and associated costs	$55	$104	$237	$275
The following table summarizes the activity related to restructuring programs for the nine months ended January 26, 2024:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 28, 2023	$204	$25	$230
Charges	115	123	238
Cash payments	(263)	(129)	(392)
Settled non-cash	—	(9)	(9)
Accrual adjustments(1)	(2)	—	(2)
January 26, 2024	$54	$9	$63
(1)Accrual adjustments primarily relate to certain employees identified for termination, finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at January 26, 2024 and April 28, 2023:

	January 26, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$524	$—	$(18)	$506	$506	$—
Level 2:
Corporate debt securities	4,097	10	(113)	3,994	3,994	—
U.S. government and agency securities	947	—	(39)	908	908	—
Mortgage-backed securities	631	2	(48)	585	585	—
Non-U.S. government and agency securities	12	—	—	12	12	—
Other asset-backed securities	667	2	(7)	662	662	—
Total Level 2	6,354	14	(207)	6,161	6,161	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,914	$14	$(228)	$6,700	$6,667	$33

	April 28, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$527	$—	$(22)	$505	$505	$—
Level 2:
Corporate debt securities	4,140	6	(162)	3,984	3,984	—
U.S. government and agency securities	879	—	(45)	834	834	—
Mortgage-backed securities	560	—	(54)	506	506	—
Non-U.S. government and agency securities	15	—	—	15	15	—
Certificates of deposit	10	—	—	10	10	—
Other asset-backed securities	580	—	(19)	561	561	—
Total Level 2	6,185	6	(281)	5,911	5,911	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,748	$6	$(305)	$6,449	$6,416	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 26, 2024 and April 28, 2023:

	January 26, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$480	$(7)	$2,360	$(106)
U.S. government and agency securities	120	(2)	797	(55)
Mortgage-backed securities	—	—	486	(48)
Other asset-backed securities	—	—	271	(7)
Auction rate securities	—	—	33	(3)
Total	$600	$(9)	$3,947	$(219)

	April 28, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$286	$(4)	$2,901	$(158)
U.S. government and agency securities	89	(3)	821	(64)
Mortgage-backed securities	26	(1)	460	(53)
Other asset-backed securities	—	—	545	(19)
Auction rate securities	—	—	33	(3)
Total	$401	$(8)	$4,760	$(297)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended January 26, 2024 and January 27, 2023. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Proceeds from sales	$1,794	$1,777	$5,114	$5,365
Gross realized gains	7	4	18	6
Gross realized losses	(6)	(8)	(22)	(27)
The January 26, 2024 balance of available-for-sale debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 26, 2024
Due in one year or less	$1,483
Due after one year through five years	3,707
Due after five years through ten years	713
Due after ten years	798
Total	$6,700
Interest income is recognized in other non-operating income, net, in the consolidated statements of income. During the three and nine months ended January 26, 2024, there was $170 million and $429 million of interest income, respectively. During the three and nine months ended January 27, 2023, there was $118 million and $246 million of interest income, respectively.

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
The following table summarizes the Company's equity and other investments at January 26, 2024 and April 28, 2023, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	January 26, 2024	April 28, 2023
Investments with readily determinable fair value (marketable equity securities)	$46	$115
Investments for which the fair value option has been elected	493	531
Investments without readily determinable fair values	919	872
Equity method and other investments	131	89
Total equity and other investments	$1,589	$1,607
Gains and losses on the Company's portfolio of equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the three and nine months ended January 26, 2024, there were $25 million and $95 million of net unrealized losses, respectively, on equity securities and other investments still held at January 26, 2024. During the three and nine months ended January 27, 2023, there were $10 million and $15 million of net unrealized gains, respectively, on equity securities and other investments still held at January 27, 2023.
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
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the three and nine months ended January 26, 2024, the Company recognized a loss of $39 million.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. Commercial paper outstanding at January 26, 2024 was $1.0 billion. During the three months ended January 26, 2024, the commercial paper outstanding had a weighted average original maturity of 23 days and a weighted average interest rate of 5.508 percent. During the nine months ended January 26, 2024, the commercial paper outstanding had a weighted average original maturity of 20 days and a weighted average interest rate of 5.443 percent. No commercial paper was outstanding at April 28, 2023. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At January 26, 2024 and April 28, 2023, no amounts were outstanding under the Credit Facility.

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
Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 26, 2024	April 28, 2023
Current debt obligations	2024 - 2025	$1,029	$20

Long-term debt
0.250 percent six-year 2019 senior notes	2026	1,085	1,097
2.625 percent three-year 2022 senior notes	2026	542	549
0.000 percent five-year 2020 senior notes	2026	1,085	1,097
1.125 percent eight-year 2019 senior notes	2027	1,627	1,646
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,085	1,097
0.375 percent eight-year 2020 senior notes	2029	1,085	1,097
1.625 percent twelve-year 2019 senior notes	2031	1,085	1,097
1.000 percent twelve-year 2019 senior notes	2032	1,085	1,097
3.125 percent nine-year 2022 senior notes	2032	1,085	1,097
0.750 percent twelve-year 2020 senior notes	2033	1,085	1,097
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,085	1,097
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,085	1,097
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,085	1,097
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,085	1,097
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,085	1,097
1.625 percent thirty-year 2020 senior notes	2051	1,085	1,097
Finance lease obligations	2025 - 2036	56	57
Deferred financing costs	2026 - 2051	(113)	(124)
Debt discount, net	2026 - 2051	(61)	(64)
Total long-term debt		$24,153	$24,344
Senior Notes
The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Senior Notes.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

In September 2022, Medtronic Global Holdings S.C.A. (Medtronic Luxco) issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.5 billion, with maturities ranging from fiscal year 2026 to 2035, resulting in cash proceeds of approximately $3.4 billion, net of discounts and issuance costs. The Company used the net proceeds to repay at maturity €750 million of Medtronic Luxco Senior Notes for $772 million of total consideration in December 2022 and €2.8 billion of Medtronic Luxco Senior Notes for $2.9 billion of total consideration in March 2023.
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
Financial Instruments Not Measured at Fair Value
At January 26, 2024, the estimated fair value of the Company’s Senior Notes was $21.8 billion compared to a principal value of $24.3 billion. At April 28, 2023, the estimated fair value was $21.7 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
The Company's cash flow hedges will mature within the subsequent three-year period. At January 26, 2024 and April 28, 2023, the Company had $167 million and $93 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $140 million of after-tax net unrealized gains at January 26, 2024 will be recognized in the consolidated statements of income over the next 12 months.

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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and nine months ended January 26, 2024, the Company recognized $49 million and $148 million, respectively, in gains representing excluded components in interest expense, net. During the three and nine months ended January 27, 2023, the Company recognized $26 million and $74 million in unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	January 26, 2024	April 28, 2023
Currency exchange rate contracts	Cash flow hedge	$10.1	$9.1
Currency exchange rate contracts(1)	Net investment hedge	7.6	7.2
Foreign currency-denominated debt(2)	Net investment hedge	17.4	17.6
Currency exchange rate contracts	Undesignated	5.2	5.8
(1)At January 26, 2024, includes derivative contracts with a notional value of €5.0 billion, or $5.4 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322.2 billion, or $2.2 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2025 through 2033.
(2)At January 26, 2024, includes €16.0 billion, or $17.4 billion, of outstanding Euro-denominated debt as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2026 through 2051.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and nine months ended January 26, 2024 and January 27, 2023 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss				(Gain) Loss Reclassified into Income

	Three months ended		Nine months ended		Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cash flow hedges
Currency exchange rate contracts	$136	$557	$(263)	$(51)	$(83)	$(199)	$(209)	$(542)	Other operating expense (income), net
Currency exchange rate contracts	23	155	(85)	(12)	(20)	(8)	(39)	12	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	406	1,731	(206)	381	—	—	—	—	N/A
Currency exchange rate contracts	18	127	(142)	68	—	—	—	—	N/A
Total	$584	$2,570	$(696)	$386	$(103)	$(208)	$(248)	$(530)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and nine months ended January 26, 2024 and January 27, 2023 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Currency exchange rate contracts	$(9)	$(1)	$83	$46	Other operating expense (income), net
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 26, 2024 and April 28, 2023. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	January 26, 2024	April 28, 2023	Balance Sheet Classification	January 26, 2024	April 28, 2023	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$276	$318	Other current assets	$55	$109	Other accrued expenses
Currency exchange rate contracts	225	33	Other assets	32	117	Other liabilities
Total derivatives designated as hedging instruments	501	351		88	226
Derivatives not designated as hedging instruments
Currency exchange rate contracts	21	17	Other current assets	22	10	Other accrued expenses
Total return swaps	26	—	Other current assets	—	—	Other accrued expenses
Total derivatives not designated as hedging instruments	47	17		22	10
Total derivatives	$549	$368		$109	$236

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 26, 2024		April 28, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$523	$109	$368	$236
Level 2	26	—	—	—
Total	$549	$109	$368	$236
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

	January 26, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$523	$(103)	$(29)	$391
Total return swaps	26	—	—	26
	549	(103)	(29)	417
Derivative liabilities:
Currency exchange rate contracts	(109)	103	—	(6)
Total	$439	$—	$(29)	$411

	April 28, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$368	$(189)	$(11)	$168
Derivative liabilities:
Currency exchange rate contracts	(236)	189	—	(48)
Total	$132	$—	$(11)	$121
9. Inventories
Inventory balances, net of reserves, were as follows:

(in millions)	January 26, 2024	April 28, 2023
Finished goods	$3,799	$3,440
Work-in-process	788	789
Raw materials	1,139	1,063
Total	$5,726	$5,293

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 28, 2023	$7,873	$11,718	$19,579	$2,255	$41,425
Goodwill as a result of acquisitions	51	—	—	—	51
Purchase accounting adjustments	(5)	—	—	—	(5)
Currency translation and other	(13)	(44)	(254)	—	(311)
January 26, 2024	$7,906	$11,674	$19,325	$2,255	$41,160
As further described in Note 17, the Company has certain new operating segments as of the beginning of fiscal year 2024. Each new operating segment is considered a standalone reporting unit as of the beginning of fiscal year 2024. As a result of the realignment of the operating segment structure, the Company allocated all goodwill that was previously assigned to the Medical Surgical reporting unit to the new reporting units using a relative fair value allocation approach. Reporting units were tested for impairment before and after the alignment. No goodwill impairment was identified in either test as of the beginning of the fiscal year 2024; however, the Patient Monitoring & Respiratory Interventions reporting unit had an estimated fair value that exceeded its carrying value by less than 10 percent. As of July 28, 2023, $3.0 billion of goodwill was allocated to the Patient Monitoring & Respiratory Interventions reporting unit.
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis and revenue and earnings multiples using comparable public company information. Significant assumptions used in reporting unit fair value measurements include forecasted cash flows, including revenue and expense growth rates, discount rates, and revenue and earnings multiples. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. No goodwill impairment was recognized during the three and nine months ended January 26, 2024 and the three months ended January 27, 2023. As of January 26, 2024, the Patient Monitoring & Respiratory Interventions reporting unit had an estimated fair value that exceeded its carrying value by greater than 10 percent.
As a result of the agreement with DaVita, as disclosed in Note 4 to the consolidated financial statements, the Company allocated $208 million of goodwill to the RCS business that met the criteria to be classified as held for sale during the first quarter of fiscal year 2023 and was subsequently sold on April 1, 2023. Upon allocation, a goodwill impairment test was performed for the RCS business, and the Company recognized $61 million of goodwill impairment during the nine months ended January 27, 2023. The goodwill impairment charges were recognized in other operating expense (income), net in the consolidated statements of income.
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 26, 2024		April 28, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,947	$(8,699)	$16,956	$(7,979)
Purchased technology and patents	11,736	(6,796)	11,659	(6,277)
Trademarks and tradenames	484	(290)	486	(280)
Other	150	(76)	116	(69)
Total	$29,317	$(15,861)	$29,217	$(14,605)
Indefinite-lived:
IPR&D	$234	$—	$232	$—
The Company did not recognize any definite-lived intangible asset impairment charges during the three and nine months ended January 26, 2024 and January 27, 2023.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The Company did not recognize any indefinite-lived intangible asset impairments during the three months ended January 26, 2024. Indefinite-lived intangible asset impairments were not significant for the nine months ended January 26, 2024 and the three and nine months ended January 27, 2023. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended January 26, 2024 and January 27, 2023 was $419 million and $431 million, respectively. Intangible asset amortization expense for the nine months ended January 26, 2024 and January 27, 2023 was $1.3 billion. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 26, 2024, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2024	$419
2025	1,664
2026	1,652
2027	1,629
2028	1,578
2029	1,498
11. Income Taxes
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during the nine months ended January 26, 2024. During the three months ended January 26, 2024, the Company filed an appeal with the Supreme Court of Israel.
The Company's effective tax rate for the three and nine months ended January 26, 2024 was 9.2% and 23.5%, respectively, as compared to 10.6% and 31.9% for the three and nine months ended January 27, 2023, respectively. The decrease in the effective tax rate for the three months ended January 26, 2024 primarily relates to a Swiss Cantonal tax rate change on previously recorded deferred tax assets, which was partially offset by an increase in Puerto Rico withholding tax rates and finalization of certain tax returns and statute of limitation lapses for the quarter ended January 27, 2023. The decrease in the effective tax rate for the nine months ended January 26, 2024 was attributable to the previously highlighted items and the $764 million income tax charge recorded during the nine months ended January 27, 2023 related to the U.S. Tax Court decision partially offset by the Ventor court decision noted above and the establishment of a valuation allowance against certain net operating losses.
At January 26, 2024 and April 28, 2023, the Company's gross unrecognized tax benefits were $2.8 billion and $2.7 billion, respectively. In addition, the Company had accrued gross interest and penalties that were not significant at January 26, 2024. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.6 billion would impact the Company’s effective tax rate. At both January 26, 2024 and April 28, 2023, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $1.8 billion. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Numerator:
Net income attributable to ordinary shareholders	$1,322	$1,222	$3,022	$2,579
Denominator:
Basic – weighted average shares outstanding	1,329.7	1,330.2	1,330.1	1,329.6
Effect of dilutive securities:
Employee stock options	0.4	0.8	0.7	1.7
Employee restricted stock units	1.1	0.8	1.2	1.0
Employee performance share units	0.4	0.2	0.3	0.5
Diluted – weighted average shares outstanding	1,331.7	1,332.0	1,332.4	1,332.8
Basic earnings per share	$0.99	$0.92	$2.27	$1.94
Diluted earnings per share	$0.99	$0.92	$2.27	$1.94
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 29 million and 28 million ordinary shares for the three and nine months ended January 26, 2024, respectively, and 28 million and 23 million ordinary shares for the three and nine months ended January 27, 2023, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and nine months ended January 26, 2024 and January 27, 2023:

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Stock options	$15	$15	$61	$64
Restricted stock	45	44	138	123
Performance share units	18	14	78	65
Employee stock purchase plan	8	8	27	28
Total stock-based compensation expense	$85	$81	$303	$280

Cost of products sold	$8	$8	$27	$28
Research and development expense	10	9	36	31
Selling, general, and administrative expense	67	64	240	221
Total stock-based compensation expense	85	81	303	280
Income tax benefits	(14)	(14)	(50)	(50)
Total stock-based compensation expense, net of tax	$70	$67	$253	$230

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 26, 2024 and January 27, 2023:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Service cost	$15	$19	$10	$12
Interest cost	40	36	12	10
Expected return on plan assets	(65)	(56)	(17)	(16)
Amortization of prior service cost	(1)	—	—	—
Amortization of net actuarial loss	5	5	—	1
Net periodic benefit (credit) cost	$(6)	$4	$5	$7

	U.S.		Non-U.S.
	Nine months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Service cost	$45	$57	$30	$36
Interest cost	120	108	36	30
Expected return on plan assets	(195)	(168)	(51)	(48)
Amortization of prior service cost	(3)	—	—	—
Amortization of net actuarial loss	15	15	—	3
Net periodic benefit (credit) cost	$(18)	$12	$15	$21
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive income (loss) before reclassifications	59	(461)	348	1	273	219
Reclassifications	14	—	—	6	(200)	(180)
Other comprehensive income (loss)	73	(461)	348	6	74	39
January 26, 2024	$(185)	$(3,300)	$593	$(735)	$167	$(3,459)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
Other comprehensive (loss) income before reclassifications	(94)	(20)	(449)	—	43	(520)
Reclassifications	18	—	—	2	(424)	(404)
Other comprehensive (loss) income	(76)	(20)	(449)	2	(382)	(924)
January 27, 2023	$(285)	$(2,619)	$392	$(771)	$92	$(3,189)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the nine months ended January 26, 2024 and January 27, 2023, was an expense of $9 million and a benefit of $22 million, respectively. During the nine months ended January 26, 2024 and January 27, 2023, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $4 million and $6 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the nine months ended January 26, 2024, there was no income tax on cumulative translation adjustment. For the nine months ended January 27, 2023, the income tax on cumulative translation adjustment was a benefit of $4 million.
During the nine months ended January 26, 2024 and January 27, 2023, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the nine months ended January 26, 2024, there were no tax impacts on retirement obligations. During the nine months ended January 27, 2023, the net change in retirement obligations in other comprehensive income before reclassifications resulted in income tax benefit of $1 million. During the nine months ended January 26, 2024 and January 27, 2023, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $2 million and $8 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the nine months ended January 26, 2024 and January 27, 2023, was an expense of $75 million and $20 million, respectively. During the nine months ended January 26, 2024 and January 27, 2023, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $48 million and $98 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense (income), net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. The Company recognized no certain litigation charges during the three months ended January 26, 2024 and the three and nine months ended January 27, 2023. The Company recognized $105 million of certain litigation charges during the nine months ended January 26, 2024. At January 26, 2024 and April 28, 2023, accrued litigation was approximately $0.2 billion and $0.3 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of January 31, 2024, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 7,950 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,500 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 900 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus seven one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Diabetes Pump Retainer Ring Litigation

Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of February 5, 2024, 23 lawsuits have been filed on behalf of a total of 86 individual plaintiffs, and certain plaintiffs’ law firms have notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
Anti-Corruption Matters
The Company has regular and ongoing interactions with governmental agencies, and its practice is to cooperate with such inquiries. In addition, from time to time, the Company self-discloses potential concerns to governmental regulators. Like many in the medical device industry or with international operations, the Company engages in periodic discussions with the U.S. Securities and Exchange Commission, U.S. Department of Justice, and various authorities in China regarding certain activities, largely involving historical conduct of third-party distributors, primarily in China. The Company is committed to regularly evaluating and, as appropriate, strengthening its anti-corruption compliance programs and practices. Any possible future determination that certain of our operations and activities, and/or those of our third-party distributors, are not in compliance with existing laws could result in the imposition of fines, penalties, and equitable remedies in the United States or in other jurisdictions. The Company has not recorded an expense in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The U.S. Tax Court (Tax Court) reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006 whereby it generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit regarding the Tax Court opinion. The U.S. Court of Appeals issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings. The Tax Court issued its second opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023.

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

Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on its U.S. federal income tax returns through fiscal year 2020.

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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cardiovascular	$1,090	$1,055	$3,298	$3,104
Neuroscience	994	919	2,853	2,660
Medical Surgical	806	797	2,316	2,251
Diabetes	118	107	304	283
Other (1)	12	(25)	24	(70)
Segment operating profit	3,021	2,853	8,795	8,228
Interest expense, net	(188)	(167)	(517)	(449)
Other non-operating income, net	177	149	407	342
Amortization of intangible assets	(419)	(431)	(1,274)	(1,275)
Corporate	(466)	(523)	(1,345)	(1,339)
Stock-based compensation	(85)	(81)	(303)	(280)
Centralized distribution costs	(415)	(383)	(1,202)	(1,177)
Currency (2)	(12)	132	16	351
Restructuring and associated costs	(55)	(104)	(237)	(275)
Acquisition and divestiture-related items	(58)	(34)	(165)	(207)
Certain litigation charges	—	—	(105)	—
Medical device regulations	(26)	(37)	(88)	(107)
Income before income taxes	$1,472	$1,375	$3,982	$3,813
(1)Includes the operations from the Renal Care Solutions business contributed to Mozarc Medical on April 1, 2023 and Transition Manufacturing and Service Agreements for previously divested businesses.
(2)Includes the net impact of remeasurement and the Company's hedging programs recorded in other operating expense (income), net.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 26, 2024 and January 27, 2023 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Ireland	$27	$23	$86	$70

United States	4,120	4,062	12,219	11,897
Rest of world	3,942	3,642	11,470	10,715
Total other countries, excluding Ireland	8,062	7,704	23,689	22,612
Total	$8,089	$7,727	$23,775	$22,682

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

18. Subsequent Events
On February 20, 2024, the Company announced the decision to exit its ventilator product line and retain and combine the remaining Patient Monitoring and Respiratory Interventions (PMRI) businesses into one business unit called Acute Care and Monitoring (ACM). For the nine months ended January 26, 2024, ventilator product line revenue was $111 million and is included in our Medical Surgical reportable segment. The Company expects to record an estimated pre-tax charge of $350 million to $425 million, the majority of which is expected to be recorded in the quarter ending April 26, 2024, primarily related to non-cash impairment of long-lived intangible assets. The Company will continue to honor existing ventilator contracts to serve the needs of its customers and their patients.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2023. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 26, 2024. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The following is a summary of revenue and diluted earnings per share for the three months ended January 26, 2024 and January 27, 2023, and operating cash flow for the nine months ended January 26, 2024 and January 27, 2023:

REVENUE
(in billions)

$8.1
$7.7
January 26, 2024
January 27, 2023

DILUTED EPS

GAAP
Non-GAAP
$0.99
$1.30
$0.92
$1.30
January 26, 2024
January 27, 2023

OPERATING CASH FLOW
(in billions)

$4.0
$3.6
January 26, 2024
January 27, 2023

$8.1B
GAAP

$0.99
GAAP

Diluted EPS increased $0.07 or 7.6% primarily due to the increase in net sales.

$1.30
Non-GAAP

Non-GAAP Diluted EPS was flat compared to the corresponding period in the prior year.

$4.0B
GAAP

Operating cash flow increased $0.4 billion primarily driven by an increase in cash collected from customers primarily due to an increase in sales, partially offset by an increase in cash paid for interest, and the remainder due to timing of vendor payments as we invest in net working capital.

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended January 26, 2024 and January 27, 2023:

	Three months ended January 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,472	$135	$1,322	$0.99	9.2%
Non-GAAP Adjustments:
Amortization of intangible assets	419	65	354	0.27	15.5
Restructuring and associated costs (1)	55	9	46	0.03	16.4
Acquisition and divestiture-related items (2)	58	6	52	0.04	10.3
(Gain)/loss on minority investments (3)	24	—	24	0.02	—
Medical device regulations (4)	26	5	21	0.02	19.2
Certain tax adjustments, net (5)	—	92	(92)	(0.07)	—
Non-GAAP	$2,055	$312	$1,728	$1.30	15.2%

	Three months ended January 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,375	$146	$1,222	$0.92	10.6%
Non-GAAP Adjustments:
Amortization of intangible assets	431	65	367	0.28	15.1
Restructuring and associated costs (1)	104	21	83	0.06	20.2
Acquisition and divestiture-related items (2)	34	5	29	0.03	26.7
(Gain)/loss on minority investments (3)	(8)	—	(8)	(0.01)	—
Medical device regulations (4)	37	7	31	0.02	18.9
Certain tax adjustments, net	—	(3)	3	—	—
Non-GAAP	$1,973	$239	$1,727	$1.30	12.1%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program, consulting expenses, and asset write-offs.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and charges related to the potential separation of the Patient Monitoring and Respiratory Interventions businesses within our Medical Surgical Portfolio.
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
(5)The net tax benefit primarily relates to a change in a Swiss Cantonal tax rate associated with previously established deferred tax assets from intercompany intellectual property transactions and the step up in tax basis for Swiss Cantonal purposes.

The tables below present our GAAP to Non-GAAP reconciliations for the nine months ended January 26, 2024 and January 27, 2023:

	Nine months ended January 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,982	$936	$3,022	$2.27	23.5%
Non-GAAP Adjustments:
Amortization of intangible assets	1,274	196	1,078	0.81	15.4
Restructuring and associated costs (1)	237	39	198	0.15	16.5
Acquisition and divestiture-related items (2)	165	16	149	0.11	9.7
Certain litigation charges	105	24	81	0.06	22.9
(Gain)/loss on minority investments (3)	113	5	109	0.08	4.4
Medical device regulations (4)	88	18	70	0.05	20.5
Certain tax adjustments, net (5)	—	(282)	282	0.21	—
Non-GAAP	$5,965	$954	$4,988	$3.74	16.0%

	Nine months ended January 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,813	$1,218	$2,579	$1.94	31.9%
Non-GAAP Adjustments:
Amortization of intangible assets	1,275	194	1,082	0.81	15.2
Restructuring and associated costs (1)	275	55	219	0.16	20.0
Acquisition and divestiture-related items (2)	207	21	186	0.14	32.3
(Gain)/loss on minority investments (3)	(23)	—	(23)	(0.02)	—
Medical device regulations (4)	107	20	87	0.07	18.7
Debt redemption premium and other charges (6)	53	11	42	0.03	20.8
Certain tax adjustments, net (7)	—	(783)	783	0.59	—
Non-GAAP	$5,706	$736	$4,953	$3.72	12.9%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program, consulting expenses, and asset write-offs.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and charges related to the potential separation of the Patient Monitoring and Respiratory Interventions businesses within our Medical Surgical Portfolio.
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
(5)The net charge primarily relates to an income tax reserve adjustment associated with the June 1, 2023, Israeli Central-Lod District Court decision and the establishment of a valuation allowance against certain net operating losses which were partially offset by a benefit from the change in a Swiss Cantonal tax rate associated with previously established deferred tax assets from intercompany intellectual property transactions and the step up in tax basis for Swiss Cantonal purposes.
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

	Nine months ended
(in millions)	January 26, 2024	January 27, 2023
Net cash provided by operating activities	$4,010	$3,579
Additions to property, plant, and equipment	(1,161)	(1,081)
Free cash flow	$2,849	$2,498
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
Prior period revenue has been recast to reflect the new reporting structure, which primarily includes allocating certain prior Medical Surgical businesses to the Other line. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's new reporting structure. The charts below illustrate the percent of net sales by segment for the three months ended January 26, 2024 and January 27, 2023:

The table below illustrates net sales by segment and division for the three and nine months ended January 26, 2024 and January 27, 2023:

	Three months ended			Nine months ended
(in millions)	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Cardiac Rhythm & Heart Failure	$1,470	$1,419	4%	$4,408	$4,217	5%
Structural Heart & Aortic	843	760	11	2,475	2,259	10
Coronary & Peripheral Vascular	616	581	6	1,818	1,744	4
Cardiovascular	2,929	2,760	6	8,702	8,219	6
Cranial & Spinal Technologies	1,204	1,128	7	3,465	3,253	7
Specialty Therapies	726	699	4	2,126	2,052	4
Neuromodulation	425	420	1	1,270	1,244	2
Neuroscience	2,355	2,248	5	6,861	6,549	5
Surgical & Endoscopy	1,616	1,546	5	4,803	4,514	6
Patient Monitoring & Respiratory Interventions	532	522	2	1,526	1,489	3
Medical Surgical	2,148	2,068	4	6,329	6,003	5
Diabetes	640	570	12	1,829	1,667	10
Other(1)	17	81	(79)	54	243	(78)
Total	$8,089	$7,727	5%	$23,775	$22,682	5%
(1) Includes revenue from the divested Renal Care Solutions business and Transition Manufacturing Agreements from previously divested businesses.
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended January 26, 2024 and January 27, 2023:

The table below includes net sales by market geography for each of our segments for the three and nine months ended January 26, 2024 and January 27, 2023:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Three months ended			Three months ended			Three months ended
(in millions)	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Cardiovascular	$1,373	$1,363	1%	$950	$859	11%	$607	$538	13%
Neuroscience	1,556	1,507	3	442	401	10	357	341	5
Medical Surgical	960	959	—	758	725	5	429	384	12
Diabetes	224	215	4	322	274	18	94	80	18
Other(4)	7	17	(59)	2	36	(94)	8	28	(71)
Total	$4,120	$4,062	1%	$2,473	$2,294	8%	$1,495	$1,371	9%

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
	Nine months ended			Nine months ended			Nine months ended
(in millions)	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Cardiovascular	$4,149	$4,059	2%	$2,818	$2,553	10%	$1,734	$1,607	8%
Neuroscience	4,614	4,437	4	1,257	1,189	6	991	923	7
Medical Surgical	2,805	2,685	4	2,270	2,144	6	1,254	1,174	7
Diabetes	629	650	(3)	947	792	20	253	226	12
Other(4)	23	66	(65)	14	101	(86)	18	76	(76)
Total	$12,219	$11,897	3%	$7,305	$6,779	8%	$4,251	$4,006	6%
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
The increase in net sales for the three and nine months ended January 26, 2024, as compared to the corresponding period in the prior fiscal year, was driven primarily by growth in most businesses, including Diabetes, Cardiac Surgery, Core Spine, Structural Heart and Cardiac Pacing, as well as strength in international markets.
Looking ahead, a number of macro-economic and geopolitical factors could negatively impact our business, including without limitation:
•Competitive product launches and pricing pressure, geographic macro-economic risks including fluctuations in currency exchange rates, general price inflation, changes in interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and supply chain challenges from time to time;
•National and provincial tender pricing for certain products, particularly in China;
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having, and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in the third quarter of fiscal year 2024, including on accounts receivable and inventory reserves, was not material, and for the three and nine months ended January 26, 2024, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
•Although the long-term implications of Israel's recent conflict are difficult to predict at this time, the financial impact of the conflict in the third quarter of fiscal year 2024, including on accounts receivable and inventory reserves, was not material. For the three and nine months ended January 26, 2024, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.

Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators (ICD), leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, products for the treatment of hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and nine months ended January 26, 2024 were $2.9 billion and $8.7 billion, respectively, an increase of 6 percent for both periods as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to strong performance of Micra, TAVR, and Perfusion.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended January 26, 2024 and January 27, 2023:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and nine months ended January 26, 2024 increased 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was driven by continued adoption of Micra, including the U.S. launch of Micra AV2 and Micra VR2, and international growth of Arctic Front cryoablation catheters.
Structural Heart & Aortic (SHA) net sales for the three and nine months ended January 26, 2024 increased 11 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth in TAVR, including strong growth in Western Europe and Japan from adoption of Evolut FX TAVR system, and in Cardiac Surgery driven by growth in Perfusion particularly in the U.S.
Coronary & Peripheral Vascular (CPV) net sales for the three and nine months ended January 26, 2024 increased 6 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales was driven by growth in guide catheters, balloons, and drug-eluting stents, as well as growth in our Vascular Embolization products.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued growth of our Micra transcatheter pacing system including the U.S. launch of Micra AV2 and Micra VR2 in the first quarter of fiscal year 2024, and increasing global penetration. Micra AV2 and Micra VR2 received CE Mark in January 2024.
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
•Global adoption of Aurora Extravascular ICD.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices.
•Continued acceptance and expansion of the LINQ II cardiac monitor with AccuRhythm AI algorithms.
•Continued acceptance, adoption, and growth of our innovative portfolio of products in the electrophysiology (EP) segment, including the Arctic Front cryoablation system, PulseSelect pulse field ablation (PFA), and Affera mapping and ablation system. The PulseSelect PFA system was approved by the U.S. FDA in December 2023, and is the first PFA technology to receive U.S. FDA approval.
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
•Market acceptance and reimbursement for the Symplicity Spyral renal denervation system, also known as the Symplicity blood pressure procedure, for the treatment of hypertension. The Symplicity blood pressure procedure was approved by the U.S. FDA in November 2023.
•Continued acceptance and growth of the Onyx Frontier DES platform. Onyx Frontier is a drug-eluding stent (DES) that introduces an enhanced delivery system and is used for complex percutaneous coronary intervention (PCI).
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder, urinary retention, and fecal incontinence. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and nine months ended January 26, 2024 were $2.4 billion and $6.9 billion, respectively, an increase of 5 percent for both periods, compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to growth in Spine & Biologics. For the nine months ended January 26, 2024, the increase was also driven by growth in ENT.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended January 26, 2024 and January 27, 2023:
Cranial and Spinal Technologies (CST) net sales for the three and nine months ended January 26, 2024 increased 7 percent for both periods, as compared to the corresponding periods in the prior fiscal year. The growth for both periods was driven by increased sales of Core Spine products driven by AiBLE spinal ecosystem pull-through. The net sales increase was also attributable to strong growth of StealthStation Navigation and increased sales of Biologics products.
Specialty Therapies (Specialty) net sales for the three and nine months ended January 26, 2024 increased 4 percent for both periods, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was driven by growth in ENT and hemorrhagic stroke flow diversion products.
Neuromodulation (NM) net sales for the three and nine months ended January 26, 2024 increased 1 percent and 2 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was driven by growth within Brain Modulation, including growth from the Western European launch of the Percept RC neurostimulator, as well as Pain Stim growth in the U.S.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our closed-loop Percept devices with adaptive DBS (aDBS) and Inceptiv Neurostimulator, as well as our hemorrhagic stroke intravascular device, and our next-generation spine enabling technologies.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, ventilators, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and nine months ended January 26, 2024 were $2.1 billion and $6.3 billion, respectively, an increase of 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily driven by growth in Advanced Surgical Technologies and General Surgical Technologies.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended January 26, 2024 and January 27, 2023:
Surgical & Endoscopy (SE) net sales for the three and nine months ended January 26, 2024 increased 5 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase for both periods was predominantly attributable to growth in Advanced Surgical Technologies, primarily driven by supply expansion, as well as continued growth in Wound Management, Electrosurgery, and Endoscopy. The increase for the nine months ended January 26, 2024 was also driven by growth in GI Genius and EndoFlip.
Patient Monitoring & Respiratory Interventions (PMRI) net sales for the three and nine months ended January 26, 2024 increased 2 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was largely due to growth in Nellcor pulse oximetry monitors and airways, partially offset by declines in ventilator sales.

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
•Our ability to execute ongoing strategies addressing the competitive pressure of reprocessing vessel sealing disposables, near term pressures to bariatric surgery procedure volumes in the U.S. from pharmaceuticals, and growth of our surgical soft tissue robotics procedures in the U.S.
•Our ability to create markets and drive products and procedures into emerging markets with our high quality and cost-effective surgical products designed for customers in emerging markets. An example is our ValleyLab LS10 single channel vessel sealing generator, which is compatible with our line of LigaSure instruments and designed for simplified use and affordability.
•Continued acceptance and growth in patient monitoring and airway management. Key products in this area include Microstream Capnography, Nellcor pulse oximetry system with OxiMax technology, Shiley tracheostomy and endotracheal tubes, McGRATH MAC video laryngoscopes.
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
•Our recent decision to exit our ventilator product line and retain and combine the remaining PMRI businesses into one business unit called Acute Care and Monitoring (ACM). For the nine months ended January 26, 2024, ventilator product line revenue was $111 million. The Company expects to record an estimated pre-tax charge of $350 million to $425 million, the majority of which is expected to be recorded in the quarter ending April 26, 2024, primarily related to non-cash impairment of long-lived intangible assets. The Company will continue to honor existing ventilator contracts to serve the needs of its customers and their patients.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., Signia powered stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three and nine months ended January 26, 2024 were $640 million and $1.8 billion, respectively, an increase of 12 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales for both periods was primarily driven by strong international growth as a result of the continued international expansion of the MiniMed 780G insulin pump system and integrated CGM. The launch of the MiniMed 780G insulin pump system in the U.S., during the first quarter of fiscal year 2024, also contributed to the growth for the three and nine months ended January 26, 2024.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Continued acceptance and growth for the MiniMed 780G insulin pump system, which is powered by SmartGuard technology and features the added benefits of meal detection technology that automatically adjusts and corrects sugar levels every five minutes. The global adoption of our Automated Insulin Delivery (AID) systems has resulted in strong sensor attachment rates. The MiniMed 780G insulin pump system with the Guardian 4 Sensor was approved by the U.S. FDA in late April 2023. The MiniMed 780G insulin pump system with Simplera Sync received CE Mark in early January 2024.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, including our next-generation sensor Simplera, which has been submitted for approval to the U.S. FDA and received CE Mark in September 2023.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and nine months ended January 26, 2024 and January 27, 2023:
Cost of Products Sold Cost of products sold for the three and nine months ended January 26, 2024 was $2.8 billion and $8.2 billion, respectively, as compared to $2.7 billion and $7.7 billion, respectively, for the corresponding periods in the prior fiscal year. The decrease in cost products sold as a percentage of net sales for the three months ended January 26, 2024 was primarily due to reduced freight costs, volume improvements, and stabilizing of raw material costs. The increase in cost products sold as a percentage of net sales for the nine months ended January 26, 2024 was primarily attributable to increased labor and direct material manufacturing costs, predominantly due to inflationary pressures and supply constraints from time to time.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the entire human body to transform lives; to turn data and insights into real action to serve patient needs improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three and nine months ended January 26, 2024 was $695 million and $2.1 billion, respectively, as compared to $688 million and $2.1 billion, respectively, for the corresponding periods in the prior fiscal year.

Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition, divestiture, and separation-related costs, and restructuring expenses. Selling, general, and administrative expense for the three and nine months ended January 26, 2024 was $2.7 billion and $8.0 billion, respectively, as compared to $2.6 billion and $7.8 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in selling, general, and administrative expense for both periods is primarily due to reduced incentive performance in the prior year.
The following is a summary of other costs and expenses (income):

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Amortization of intangible assets	$419	$431	$1,274	$1,275
Restructuring charges, net	20	38	114	81
Certain litigation charges	—	—	105	—
Other operating expense (income), net	17	(125)	(13)	(187)
Other non-operating income, net	(177)	(149)	(407)	(342)
Interest expense, net	188	167	517	449
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net For the three and nine months ended January 26, 2024, restructuring costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives. For the three and nine months ended January 27, 2023, restructuring charges primarily related to the Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total cumulative pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total cumulative pre-tax charges of $0.5 billion.
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
Other Operating Expense (Income), Net Other operating expense (income), net primarily includes royalty expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and income from funded research and development arrangements.
For the three and nine months ended January 26, 2024, the decrease in other operating expense (income), net was driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net loss of $12 million and net gain of $16 million, respectively, as compared to a net gain of $132 million and $351 million, respectively, in the corresponding periods in the prior year. The decrease was partially offset by a decrease of $22 million and $67 million in Puerto Rico Excise Taxes for the three and nine months ended January 26, 2024. As a result of newly enacted tax legislation in Puerto Rico, the Company is no longer subject to Puerto Rico Excise Tax, but is now subject to a higher withholding tax, which is recorded in income tax provision in the consolidated statements of income.
For the nine months ended January 26, 2024, the decrease in other operating expense (income), net was also driven by a decrease in acquisition and divestiture-related expenses, which was primarily attributable to non-cash pre-tax charges of $81 million, primarily related to goodwill, recorded in the prior year as a result of the April 1, 2023 sale of half of the Company's RCS business.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three and nine months ended January 26, 2024, the increase in other non-operating income, net is primarily attributable an increase in interest income, partially offset by net losses on our minority investment portfolio. Interest income was $170 million and $429 million for the three and nine months ended January 26, 2024, respectively, and $118 million and $246 million for the three and nine months ended January 27, 2023, respectively. Net losses on minority investments were $24 million and $113 million for the three and nine months ended January 26, 2024, respectively, as compared to a net gain of $7 million and $22 million for the three and nine months ended January 27, 2023, respectively.

Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of amounts excluded from the effectiveness assessment of certain net investment hedges, and charges recognized in connection with the early redemption of senior notes.
For the three and nine months ended January 26, 2024, the increase in interest expense, net was primarily driven by increased interest rates on our global liquidity structures, the impact of higher coupons on Senior Notes issued in the second quarter of fiscal year 2023, and the higher outstanding commercial paper balance. Partially offsetting the increase for the three and nine months was $49 million and $148 million, respectively, in after-tax gains representing amounts excluded from the effectiveness assessment of certain net investment hedges, compared to $26 million and $74 million, respectively, for the corresponding periods in the prior year. Also partially offsetting the increase in interest expense, net was the $53 million charge incurred as a result of the early redemption of approximately $2.3 billion of senior notes during the nine months ended January 27, 2023.
INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Income tax provision	$135	$146	$936	$1,218
Income before income taxes	1,472	1,375	3,982	3,813
Effective tax rate	9.2%	10.6%	23.5%	31.9%

Non-GAAP income tax provision	$312	$239	$954	$736
Non-GAAP income before income taxes	2,055	1,973	5,965	5,706
Non-GAAP Nominal Tax Rate	15.2%	12.1%	16.0%	12.9%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	6.0%	1.5%	(7.5)%	(19.0)%
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during the nine months ended January 26, 2024. During the three months ended January 26, 2024, the Company filed an appeal with the Supreme Court of Israel.
Our effective tax rate for the three and nine months ended January 26, 2024 was 9.2% and 23.5%, respectively, as compared to 10.6% and 31.9% for the three and nine months ended January 27, 2023, respectively. The decrease in our effective tax rate for the three months ended January 26, 2024 primarily relates to a Swiss Cantonal tax rate change on previously recorded deferred tax assets, which was partially offset by an increase in Puerto Rico withholding tax rates and finalization of certain tax returns and statute of limitation lapses for the quarter ended January 27, 2023. The decrease in the effective tax rate for the nine months ended January 26, 2024 was attributable to the previously highlighted items and the $764 million income tax charge recorded during the nine months ended January 27, 2023 related to the U.S. Tax Court decision, partially offset by the Ventor court decision noted above and the establishment of a valuation allowance against certain net operating losses.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 26, 2024 was 15.2% and 16.0%, respectively, as compared to 12.1% and 12.9% for the three and nine months ended January 27, 2023, respectively The change in our Non-GAAP Nominal Tax Rate was primarily due to an increase in Puerto Rico withholding tax rates, year-over-year changes in operational results by jurisdiction, and a decrease in benefit related to the finalization of certain returns and statute of limitation lapses from the quarter ended January 27, 2023. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 26, 2024 of approximately $21 million and $60 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of January 26, 2024 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 26, 2024	January 27, 2023
Cash provided by (used in):
Operating activities	$4,010	$3,579
Investing activities	(1,670)	(3,018)
Financing activities	(2,091)	(70)
Effect of exchange rate changes on cash and cash equivalents	(170)	317
Net change in cash and cash equivalents	$80	$808
Operating Activities The $431 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales. The increase in net cash was partially offset by timing of payments to vendors, as well as an increase in cash paid for interest and litigation. For more information on litigation payments, refer to Note 16.
Investing Activities The $1.3 billion decrease in cash used was primarily attributable to a decrease in cash paid for acquisitions of $1.8 billion, partially offset by an increase in net purchases of investments of $195 million, as compared to the corresponding period in the prior fiscal year.
Financing Activities There was a $2.0 billion increase in net cash used during the nine months ended January 26, 2024, as compared to the corresponding period in the prior fiscal year. In the current period, there was an increase in commercial paper that was issued and outstanding at quarter end of $385 million. This increase in cash provided by financing activities was offset by activity in the prior fiscal year. In the second quarter of fiscal year 2023, the Company issued four tranches of Euro-denominated Senior Notes of approximately $3.4 billion. In the first quarter of fiscal year 2023, the Company issued short-term borrowings of approximately $2.3 billion under the Fiscal 2023 Loan Agreement and used the proceeds to fund the early redemption of senior notes for total consideration of $2.3 billion. For more information on the commercial paper, Senior Notes issued, Term Loan and redemption of senior notes, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at January 26, 2024 was $25.2 billion as compared to $24.4 billion at April 28, 2023. The increase in total debt was driven by commercial paper outstanding of $1.0 billion, offset by fluctuations in exchange rates.
In May 2022, we entered into a term loan agreement (Fiscal 2023 Loan Agreement) with Mizuho Bank, Ltd. for an aggregate principal amount of up to ¥300 billion with a term of 364 days. In May and June 2022, Medtronic Global Holdings S.C.A. (Medtronic Luxco) borrowed an aggregate of ¥297 billion, or approximately $2.3 billion, of the term loan, under the Fiscal 2023 Loan Agreement. The Company used the net proceeds of the borrowings to fund the early redemption of $1.9 billion of Medtronic Inc. Senior Notes for $1.9 billion of total consideration, and $368 million of Medtronic Luxco Senior Notes for $376 million of total consideration. The Company recognized a total loss on debt extinguishment of $53 million within interest expense, net in the consolidated statements of income in the quarter ended July 29, 2022, which primarily included cash premiums and accelerated amortization of deferred financing costs and debt discounts and premiums. During the fourth quarter of fiscal year 2023, the Company repaid the term loan in full, including interest.
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

We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the nine months ended January 26, 2024, the Company repurchased a total of 6 million shares under this program at an average price of $81.83. At January 26, 2024, we had approximately $1.9 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2023.
Liquidity
Our liquidity sources at January 26, 2024 included $1.6 billion of cash and cash equivalents and $6.7 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, certificates of deposit, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At January 26, 2024 and April 28, 2023, we had $1.0 billion and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2027. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At January 26, 2024 and April 28, 2023, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	January 26, 2024	April 28, 2023
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at January 26, 2024 were unchanged as compared to the ratings at April 28, 2023. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations during the third quarter of fiscal year 2024; there have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 28, 2023.
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
The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis and revenue and earnings multiples using comparable public company information. Significant assumptions used in reporting unit fair value measurements include forecasted cash flows, including revenue and expense growth rates, discount rates, and revenue and earnings multiples. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations.
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
As of January 26, 2024, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)

The following tables present summarized results of operations for the nine months ended January 26, 2024 and summarized balance sheet information at January 26, 2024 and April 28, 2023 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the nine months ended January 26, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$2,073	$—
Operating loss	(16)	(67)
Loss before income taxes	(1,766)	(2,224)
Net loss attributable to Medtronic	(1,697)	(2,216)
The summarized balance sheet information at January 26, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$20,944	$6,781
Total noncurrent assets(4)	6,122	138
Total current liabilities(5)	36,843	30,468
Total noncurrent liabilities(6)	59,992	67,136
Noncontrolling interests	204	204
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
(3)Includes receivables due from non-guarantor subsidiaries of $20.0 billion and $6.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $19.0 million for Medtronic & Medtronic Luxco Senior Notes. No loans receivable due from non-guarantor subsidiaries for CIFSA Senior Notes.
(5)Includes payables due to non-guarantor subsidiaries of $33.7 billion and $29.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $34.0 billion and $47.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 26, 2024 and April 28, 2023 was $22.8 billion and $22.0 billion, respectively. At January 26, 2024, these contracts were in a net unrealized gain position of $413 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 26, 2024 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.7 billion. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 26, 2024 was comprised of debt predominantly denominated in U.S. dollars and Euros, of which substantially all is fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at January 26, 2024, indicates that the fair value of these instruments would correspondingly change by $61 million.
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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2024:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
10/28/2023-11/24/2023	768,174	$71.60	768,174	$1,986,307,439
11/25/2023-12/29/2023	517,450	81.94	517,450	1,943,908,583
12/30/2023-1/26/2024	313,100	85.48	313,100	1,917,143,426
Total	1,598,724	$77.66	1,598,724	$1,917,143,426
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

Medtronic plc
(Registrant)

Date:	February 27, 2024	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)