Form 10-K
period 2024-04-26
Medtronic plc
filed 2024-06-20
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 26, 2024.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-36820
®
Medtronic plc
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 On Hatch, Lower Hatch Street
Dublin 2, Ireland
(Address of principal executive offices)
+353 1 438-1700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	MDT	New York Stock Exchange
0.250% Senior Notes due 2025	MDT/25	New York Stock Exchange
0.000% Senior Notes due 2025	MDT/25A	New York Stock Exchange
2.625% Senior Notes due 2025	MDT/25B	New York Stock Exchange
1.125% Senior Notes due 2027	MDT/27	New York Stock Exchange
0.375% Senior Notes due 2028	MDT/28	New York Stock Exchange
3.000% Senior Notes due 2028	MDT/28A	New York Stock Exchange
3.650% Senior Notes due 2029	MDT/29	New York Stock Exchange
1.625% Senior Notes due 2031	MDT/31	New York Stock Exchange
1.000% Senior Notes due 2031	MDT/31A	New York Stock Exchange
3.125% Senior Notes due 2031	MDT/31B	New York Stock Exchange
0.750% Senior Notes due 2032	MDT/32	New York Stock Exchange
3.375% Senior Notes due 2034	MDT/34	New York Stock Exchange
3.875% Senior Notes due 2036	MDT/36	New York Stock Exchange
2.250% Senior Notes due 2039	MDT/39A	New York Stock Exchange
1.500% Senior Notes due 2039	MDT/39B	New York Stock Exchange
1.375% Senior Notes due 2040	MDT/40A	New York Stock Exchange
4.150% Senior Notes due 2043	MDT/43A	New York Stock Exchange
1.750% Senior Notes due 2049	MDT/49	New York Stock Exchange
1.625% Senior Notes due 2050	MDT/50	New York Stock Exchange
4.150% Senior Notes due 2053	MDT/53	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 27, 2023, based on the closing price of $69.43 as reported on the New York Stock Exchange: approximately $92.4 billion. Number of Ordinary Shares outstanding on June 17, 2024: 1,282,269,783
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2024 Annual General Meeting are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and other written reports of Medtronic plc, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of public health crises and geopolitical conflicts on our business, results of operations and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding: our ability to drive long-term shareholder value; development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; integration of new technologies, including artificial intelligence (AI) and data analytics, into our products, therapies and services; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; our ability to meet growing demand for our existing products; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; our human capital management with respect to our global workforce; and the potential impact of our compliance with governmental regulations and accounting guidance.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, financial condition, and/or cash flows. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to:
•competition in the medical device industry,
•delays in regulatory approvals,
•public health crises,
•reduction or interruption in our supply,
•failure to complete or achieve the intended benefits of acquisitions or divestitures,
•adverse regulatory action,
•laws and governmental regulations,
•litigation results,
•quality problems,
•healthcare policy changes,
•cybersecurity and privacy incidents,
•international operations, including the impact of armed conflicts,

•self-insurance,
•commercial insurance,
•changes in applicable tax rates,
•positions taken by taxing authorities,
•decreasing selling prices and pricing pressure,
•liquidity shortfalls,
•fluctuations in currency exchange rates,
•inflation, or
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
Our Mission — to alleviate pain, restore health, and extend life — empowers insight-driven care and better outcomes for our world. We remain committed to being recognized as a company of dedication, honesty, integrity, and service. Building on this strong foundation, we are embracing our role as a healthcare technology leader and evolving our business strategy in four key areas:
•Leveraging our pipeline to accelerate revenue growth: The combination of our end markets, recent product launches and robust pipeline is expected to continue accelerating our growth over both the near-and long-term. We aim to bring inventive and disruptive technology to large healthcare opportunities which enables us to better meet patient needs. Patients around the world deserve access to our life-saving products, and we are driven to use our local presence and scale to increase the adoption of our products and services in markets around the globe.
•Serving more patients by accelerating innovation driven growth and delivering shareholder value: We listen to our patients and customers to better understand the challenges they face. From the patient journey, to creating agile partnerships that produce novel solutions, to making it easier for our customers to deploy our therapies — what we do is anchored in deep insight, and creates simpler, superior experiences.
•Creating and disrupting markets with our technology: We are confident in our ability to maximize new technology, artificial intelligence (AI), and data and analytics to tailor therapies in real-time, facilitating remote monitoring and care delivery that conveniently manages conditions, and creates new standards of care.
•Empowering our operating units to be more nimble and more competitive: Our operating model is organized to accelerate decision making, improve commercial execution, and more effectively leverage the scale of our company.
We have four reportable segments that primarily develop, manufacture, distribute, and sell device-based medical therapies and services: the Cardiovascular Portfolio, the Neuroscience Portfolio, the Medical Surgical Portfolio, and the Diabetes Operating Unit. For more information regarding our segments, please see Note 19 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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

Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division includes the following Operating Units: Cardiac Rhythm Management and Cardiac Ablation Solutions. The division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, and information systems for the management of patients with Cardiac Rhythm & Heart Failure devices. Principal products and services offered include:
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
•Implantable cardioverter defibrillators (ICDs), including the Aurora Extravascular-ICD, Visia AF MRI SureScan, Evera MRI SureScan, Primo MRI, and the Cobalt and Crome family of BlueSync-enabled ICDs, as well as defibrillator leads, including the Sprint Quattro Secure lead.
•Implantable cardiac resynchronization therapy devices (CRT-Ds and CRT-Ps) including the Claria/Amplia/Compia family of MRI Quad CRT-D SureScan systems and the Cobalt and Crome portfolio of BlueSync-enabled CRT-Ds, as well as the Percepta/Serena/Solara family of MRI Quad CRT-P SureScan systems.
•Cardiac ablation products include a full suite of electrophysiology solutions to treat patients with arrhythmias, including paroxysmal and persistent AF. The portfolio includes the PulseSelect Pulsed Field Ablation System, Arctic Front Advanced Cardiac Cryoablation System, the DiamondTemp Ablation system, Sphere 9 catheter, the first of its kind with high density mapping capabilities combined with radio frequency and pulsed field energies to deliver ablation lesions, and Affera Mapping and Navigation System with Prism-1 software aimed at integrating clinical information to improve patient outcomes.
•Insertable cardiac monitoring systems, including the Reveal LINQ and LINQ II. These devices are for patients who experience transient symptoms such as dizziness, palpitation, syncope (fainting) and chest pain, as well as Cryptogenic Stroke patients; which may indicate a cardiac arrhythmia that requires long-term monitoring or ongoing management. Both portfolio devices have unmatched accuracy and a streamlined workflow with AccuRhythm AI algorithms to reduce clinic workload and data burden. LINQ II, the premium portfolio device, offers extended device longevity and remote programming capabilities.
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
Structural Heart & Aortic
Our Structural Heart & Aortic division includes the following Operating Units: Structural Heart & Aortic and Cardiac Surgery. The division includes therapies to treat heart valve disorders and aortic disease. Our devices include products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, surgical ablation products, and comprehensive line of products and therapies to treat aortic disease, such as aneurysms, dissections, and transections. Principal products offered include:
•CoreValve family of aortic valves, including the Evolut PRO, Evolut PRO+, Evolut FX, and Evolut FX+ TAVR systems for transcatheter aortic valve replacement.
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
•Products to treat hypertension including our Symplicity Spyral Renal Denervation (RDN) system.
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
Cranial & Spinal Technologies
Our Cranial & Spinal Technologies division and Operating Unit develops, manufactures, and markets an integrated portfolio of devices and therapies for surgical technologies designed to improve the precision and workflow of neuro procedures, and a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. The division also provides biologic solutions for the orthopedic markets and offers unique and highly differentiated imaging, navigation, power instruments, and robotic guidance systems used in spine and cranial procedures. Principal products and services offered include:
•Neurosurgery products, including platform technologies, implant therapies, and advanced energy products through the AiBLE spine technology ecosystem. This includes our StealthStation S8 surgical navigation system, Stealth Autoguide cranial robotic guidance platform, O-arm Imaging System, Mazor X robotic guidance systems used in robot-assisted spine procedures, UNiD adaptive spine intelligence AI-driven technology for surgical planning and personalized spinal implants, and our Midas Rex surgical drills, including our MR8 high-speed drill system.
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
•Products to treat conditions in the cervical region of the spine, including the ZEVO anterior cervical plate system, the Infinity Occipitocervical-Upper Thoracic (OCT) System, and Prestige LP cervical discs.
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
Specialty Therapies
Our Specialty Therapies division includes the following Operating Units: Neurovascular; Ear, Nose, and Throat (ENT); and Pelvic Health. The division develops, manufactures, and markets products and therapies to treat patients afflicted with acute ischemic and hemorrhagic stroke, ENT diseases, and patients suffering from overactive bladder, and (non-obstructive) urinary retention. Principal products and services offered include:
•Neurovascular products to treat diseases of the vasculature in and around the brain. This includes coils, neurovascular stent retrievers, and flow diversion products, as well as access and delivery products to support procedures. Products also include the Pipeline Flex and Pipeline Vantage embolization devices with Shield Technology, endovascular treatments for large or giant wide-necked brain aneurysms, the portfolio of Solitaire revascularization devices for treatment of acute ischemic stroke, the Riptide aspiration system, the Onyx Liquid Embolic System, and a portfolio of associated access catheters including our React aspiration catheters also for the treatment of acute ischemic stroke.
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
Neuromodulation
Our Neuromodulation division and Operating Unit develops, manufactures, and markets spinal cord stimulation and brain modulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:
•Spinal cord stimulation products, including rechargeable and recharge-free devices and a large selection of leads used to treat chronic back and/or limb pain and chronic pain resulting from diabetic peripheral neuropathy. This includes the Intellis (rechargeable) and Vanta (recharge-free) spinal cord stimulation systems, with AdaptiveStim and SureScan MRI Technology, DTM (differential target multiplexed) proprietary waveform, the Evolve workflow algorithm, and Snapshot reporting, as well as the Inceptiv spinal cord stimulation system, which offers a closed-loop feature that senses biological signals along the spinal cord and automatically adjusts stimulation in real time.
•Brain modulation products, including those for the treatment of the disabling symptoms of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive-compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, this includes our family of Activa neurostimulators, including Activa SC (single-channel primary cell battery), Activa PC (dual channel primary cell battery), and Activa RC (dual channel rechargeable battery), as well as our family of Percept neurostimulators, the Percept PC, Percept RC, and our SenSight directional lead system with the proprietary BrainSense technology.
•Implantable drug infusion systems, including our SynchroMed III Implantable Infusion System, that deliver small quantities of drug directly into the intrathecal space surrounding the spinal cord.
•Interventional products, including the Kyphon Balloon, the Kyphon V Premium, and Kyphon Assist systems and the OsteoCool RF Tumor ablation system.
•The Accurian nerve ablation system, which conducts radio frequency ablation of nerve tissues.

MEDICAL SURGICAL PORTFOLIO
The Medical Surgical Portfolio includes the Surgical & Endoscopy and Acute Care & Monitoring divisions. Products and therapies of this group are used primarily by healthcare systems, physicians' offices, ambulatory care centers, and other alternate site healthcare providers. While less frequent, some products and therapies are also used in home settings.
Surgical & Endoscopy
Our Surgical & Endoscopy division includes the following Operating Units: Surgical and Endoscopy. The division develops, manufactures, and markets advanced and general surgical products, including advanced stapling devices, vessel sealing instruments, wound closure products, electrosurgery products, AI-powered surgical video and analytics platform, and robotic-assisted surgery products, hernia mechanical devices, mesh implants, gynecology products, minimally invasive gastrointestinal and hepatologic diagnostics and therapies, and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:
•Advanced stapling and energy products, including the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple technology and the Endo GIA ultra universal stapler, the Signia powered stapling system, the LigaSure exact dissector and L-Hook Laparoscopic Sealer/Divider, and the Sonicision 7 curved jaw cordless ultrasonic dissection system.
•Electrosurgical hardware and instruments, including the Valleylab FT10 energy platform, the Valleylab LS10 generator, and the Force TriVerse electrosurgical pencils.
•Robotic and digital surgery technologies, including the Hugo robotic-assisted surgery (RAS) system designed for a broad range of soft-tissue procedures, and Touch Surgery Enterprise, an AI-powered surgical video management solution for the operating room.
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
•Endoscopy products, including the GI Genius intelligent endoscopy module, the PillCam capsule endoscopy systems, the Bravo calibration-free reflux testing systems, the Endoflip Impedance Planimetry System, the Emprint ablation system with Thermosphere Technology, the ManoScan Bravo system, the Barrx platform through ablation with the Barrx 360 Express catheter, the Cool-tip radiofrequency ablation system, the HET bipolar system, the Beacon delivery system, and the Nexpowder endoscopic hemostasis system.
Acute Care & Monitoring
Our Acute Care & Monitoring division develops, manufactures, and markets products in the fields of patient monitoring and airway management. In February 2024, the Company announced the decision to exit its ventilator product line and combine the remaining Patient Monitoring & Respiratory Interventions businesses into one business unit called Acute Care & Monitoring. Principal products and services offered include:
•Products focused on blood oxygen management and remote monitoring, including Nellcor pulse oximetry monitors and sensors, Healthcast Connectivity Solutions, and the RespArray patient monitor.
•Products focused on reducing perioperative complications, including Bispectral Index (BIS) brain monitoring technology, INVOS cerebral/somatic oximetry systems, and WarmTouch convective warming.

•Products focused on airway management and respiratory monitoring, including Microstream capnography monitors, McGRATH MAC video laryngoscopes, Shiley Endotracheal Tubes, Shiley Tracheostomy Tubes, and DAR Breathing Systems.
DIABETES OPERATING UNIT
The Diabetes Operating Unit develops, manufactures, and markets products and services for the management of Type 1 and Type 2 diabetes. The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists and primary care physicians.
Principal products and services offered include:
•Insulin pumps and consumables, including the MiniMed 780G system, powered by SmartGuard technology. The MiniMed 780G system provides smartphone and Bluetooth connectivity, a meal-time detection system, an adjustable glucose target down to 100 mg/dl, and has the capability to continuously deliver background insulin and monitor sugar levels.
•Continuous glucose monitoring (CGM) system, the Guardian Connect CGM system, which is worn by patients capturing glucose data to reveal patterns and potential problems, such as hyperglycemic and hypoglycemic episodes.
•The InPen smart insulin pen system combines a reusable Bluetooth-enabled insulin pen with an intuitive mobile app that helps users administer the appropriate insulin dose. The InPen application integrates with our CGM data to provide real-time CGM readings alongside insulin dose information.
HUMAN CAPITAL
Medtronic Workforce Overview
Medtronic’s employees deliver on our Mission every day. We empower insight-driven care, experiences that put people first, and better outcomes for our world. In everything we do, we are engineering the extraordinary. We strive to be the employer of choice for the best and brightest global talent, where employees can grow and develop fulfilling careers. We aspire to create an inclusive, diverse, and equitable workplace that fosters innovation and creativity, and where employees feel a sense of belonging and well-being. Medtronic has 95,000+ full-time employees, of which 44% are based in the U.S. or Puerto Rico.
Inclusion, Diversity & Equity
We believe that improving health for people from all walks of life depends on our ability to unleash the creative power of our diverse global employees. By breaking down barriers to Inclusion, Diversity and Equity (ID&E), we open doors for everyone, driving progress and prosperity around the world. We integrate ID&E principles throughout our Company to ensure every operating unit, team, and leader recognizes and celebrates the value of diverse experiences and backgrounds. As of the end of fiscal year 2024, 41% of our U.S. workforce is ethnically diverse; women comprise 51% of our global workforce; 44% of our manager and above employees are women; and 28% of our U.S. managers are ethnically diverse. Additionally, Medtronic employee resource groups (ERGs) are employee-led affinity groups that provide career development and networking opportunities for members and strengthen ties between employees of many different backgrounds, cultures, and interests. In fiscal year 2024, there were 13 ERGs and Diversity Networks across 300+ hubs or chapters in over 65 countries with more than 35,000 employees involved.
Pay Equity
In our most recent reported period available, in the United States, we have achieved 100% pay equity for gender and ethnically diverse employees. Globally we have achieved 99% pay equity for gender. We are actively working to resolve any remaining pay inequities by continuing to expand the annual pay equity analyses for each country we operate in.
Workforce Compensation
Our compensation framework is designed to celebrate the value and contributions of our employees. We are committed to transparent communications on compensation. Our competitive approach to compensation reflects industry benchmarks and local market standards. Our programs include annual and long-term equity-based incentives that provide the means to share in the Company’s success, based on business and individual performance. To attract and retain the best leaders, we offer competitive benefits and cash and equity incentives. We reward high-performing employees with an ownership stake in the Company through restricted stock, and employees have the opportunity to purchase stock at a significant discount through our Employee Stock Purchase Plan.
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
In recent years, we have shifted away from degree requirements to focus on skills-based certification for certain roles within Medtronic. Additionally, as members of the Multiple Pathways Initiative, we have used a skills-based approach to offering opportunities to expanded pools of external talent that have previously been held back due to lack of access to undergraduate education. Internally, eligible U.S. and Puerto Rico employees can now participate through MAPS (Medtronic Advancement Pathways and Skill-building) in undergraduate courses from top-tier universities to enhance or obtain new skills, at no cost to the employee. Our change in approach has opened opportunities for employees who have been otherwise restricted from career advancement due to degree requirements.
Employee Engagement and Culture
Through our Organizational Health Survey, we gain valuable insight into the Medtronic employee experience and identify where we can improve in key priority areas: 1) Employee Engagement, 2) Inclusion, 3) Innovation, 4) Ethics and 5) Quality culture as part of our commitment to Put Patients First in our everyday decisions and actions. In our most recent survey ending in the fourth quarter of fiscal year 2024, more than 87% of our employees responded. Medtronic carefully reviews and implements actions based on employee feedback in order to partner and create an inclusive, innovative and supportive environment.
Our culture, how we show up and get things done, is critical to achieving our vision. The Medtronic Mindset builds on our core values of integrity, quality, inclusion, and collaboration. It urges us to act boldly, compete to win, move with speed and decisiveness, foster belonging, and deliver results… the right way. Our culture helps us meet the needs of our patients and customers, and ensures our Mission endures for many years to come.
Health & Safety
As a large, global employer, our ability to attract and retain talent is based in part on our commitment to maintain a safe workplace and support the well-being of our employees. Medtronic has a comprehensive approach to providing robust support for our employees and their families in natural disasters, public health crises, civil unrest and armed conflicts, bereavement, and other challenging events. Along with other programs, the Medtronic Employee Assistance Program and the Medtronic Employee Emergency Assistance Fund have historically supported employees and their families when faced with difficult times by providing a variety of services such as mental health, safety, and financial resources and support at no cost. These programs have proven invaluable in navigating our employees through unique challenges, including in fiscal year 2024. The Medtronic Employee Emergency Assistance Fund is supported by donations from employees and the Medtronic Foundation, and over the last five years has provided $4 million in grants to employees experiencing unexpected events creating a financial hardship.
For more information on Human Capital Management at Medtronic, please refer to our 2023 Sustainability Report as well as Medtronic’s 2023 Global Inclusion, Diversity and Equity Report available on our company website.
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
Intellectual Property and Litigation
We rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements, including non-disclosure agreements, to protect our business and proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single intellectual property asset or license is material in relation to our business as a whole.
We operate in an industry characterized by extensive intellectual property litigation. Intellectual property litigation may result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.
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
Competition, Industry, and Cost Containment
We compete in both the therapeutic and diagnostic medical markets in more than 150 countries throughout the world. These markets are characterized by rapid change resulting from technological advances, innovations and scientific discoveries. Our product lines face a mix of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products. In addition, we face competition from providers of other medical therapies, such as pharmaceutical companies, including those producing glucagon-like peptide-1s (GLP-1s).
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
Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These initiatives put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private healthcare insurance, managed-care plans, and volume-based procurement tenders in China, have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms. Hospitals, which purchase our technology, are also seeking to reduce costs through a variety of mechanisms, including, for example, centralized purchasing, and in some cases, limiting the number of vendors that may participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from changes in practice patterns such as device standardization. This has created an increased level of price sensitivity among customers for our products.

Production and Availability of Raw Materials
We manufacture products at manufacturing facilities located in various countries throughout the world. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Certain components and raw materials are available only from a sole supplier. We work closely with our suppliers and have plans and measures in place to help ensure continuity of supply while maintaining high quality and reliability. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, due to the U.S. FDA’s manufacturing requirements and those of other regulatory authorities, we may not be able to quickly establish additional or replacement sources for certain components or materials if we experience a sudden or unexpected reduction or interruption in supply and are unable to develop alternative sources.
For additional information related to our manufacturing facilities refer to “Item 2. Properties” in this Annual Report on Form 10-K.
Government Regulation
Our operations and products are subject to extensive regulation by numerous government agencies, including the U.S. FDA, European regulatory authorities such as the Medicines and Healthcare products Regulatory Agency in the United Kingdom, the Health Products Regulatory Authority in the Republic of Ireland and the Federal Institute for Drugs and Medical Devices in Germany, the China National Medical Product Administration (NMPA), and other government agencies inside and outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-marketing surveillance of our products. Our business is also affected by patient and data privacy laws and government payor cost containment initiatives, as well as environmental health and safety laws and regulations. In addition, as a result of the release and availability of Artificial Intelligence (AI) technologies, including generative AI platforms, we have seen a global trend toward more comprehensive and refined regulation of AI that will impact our business, such as the White House's Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence and the EU AI Act, that are designed to ensure the ethical use, security, and privacy of AI and create standards for transparency, accountability, and fairness.
Product Approval and Monitoring
In many countries where we do business, including the U.S., E.U. countries, Japan, and China, our products are subjected to approval and other regulatory requirements regarding performance, safety, and quality. For instance, authorization to commercially distribute a new medical device in the U.S. is generally obtained in one of two primary ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our medical device is substantially equivalent to a legally marketed medical device. The second, more rigorous process, known as pre-market approval, requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process.
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
The global regulatory environment is increasingly stringent and unpredictable. While harmonization of global regulations has been pursued, requirements continue to differ among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing processes, labeling, record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed products. We are also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the U.S. FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future pre-market approvals or result in a substantial modification to our business practices and operations. For additional information, see "Item 1A. Risk Factors" under, "We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations."

Trade Regulations
The movement of products, services, technology, know-how, and investment across borders subjects us to extensive trade laws and regulations. These laws and regulations govern, among other things, our import, export and other international trade activities. We are subject to the risk that these laws and regulations could change in a way that would expose us to additional costs and burdens, as well as penalties if not complied with. Some governments impose economic sanctions and other trade restrictions against certain countries, persons or entities. We also sell and provide goods, technology and services to agents, representatives and distributors who may in turn sell or provide such items to customers and other end-users in their own countries or by means of their own cross-border transactions. If we, or the third parties through which we do business, are not in compliance with applicable import, export control or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business.
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
Data Privacy and Security Laws and Regulations
As a business with a significant global footprint, compliance with evolving regulations and standards in data privacy and cybersecurity has resulted, and may continue to result, in increased costs, new compliance challenges, and the threat of increased regulatory enforcement activity. Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, protected health information, financial information, intellectual property and other sensitive information related to our products and therapies, customers, patients, and workforce.
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
Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation, compliance with these laws and regulations may require significant additional cost expenditures or changes in products or business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, withdrawal of noncompliant products from a market, and reputational harm.
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
U.S. federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under federally-funded healthcare programs, including laws related to kickbacks, false claims, self-referrals or other healthcare fraud. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state Medicaid and other healthcare programs and private third-party payors. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Similarly, other jurisdictions impose transparency reporting obligations relating to health care professional payments. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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

Environmental Health and Safety Laws
We are also subject to various environmental health and safety laws and regulations both within and outside the U.S. Like other companies in our industry, our manufacturing and other operations involve the use and transportation of substances regulated under environmental health and safety laws including those related to the use, storage, transportation, and disposal of hazardous materials.
Available Information
We maintain a website at www.medtronic.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are made available under the “Our Company – Investors” caption and “Financials – SEC Filings” sub caption of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC).
Information relating to our corporate governance, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers and any related amendments or waivers), Code of Business Conduct and Ethics for Members of the Board of Directors, and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the “Our Company – Governance” caption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the “Our Company – Investors” caption and the “Financial Information – SEC Filings” sub caption.
Our website and the information contained on or connected to our website are not incorporated by reference into this Annual Report on Form 10-K.
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
We compete in both the therapeutic and diagnostic medical markets in more than 150 countries throughout the world. These markets are characterized by rapid change resulting from technological advances, innovations and scientific discoveries. In the product lines in which we compete, we face a range of competitors from large companies with multiple business lines to small, specialized manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection may make our existing or planned products less competitive. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies, including those producing GLP-1s.
We believe our ability to compete depends upon many factors both within and beyond our control, including:
•product performance and reliability,
•product technology and innovation,
•product quality and safety,
•breadth of product lines,
•product support services,
•supplier and supply availability and performance,
•customer support,
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
Our success depends on our ability to differentiate our product and keep pace with emerging technologies.
Our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies and intellectual property, and as a result we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property. In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. For example, data science, machine learning and AI are all impacting our products and operations and the competitive landscape in which we operate, and the application of these technologies is rapidly evolving at the same time as new laws and regulations of AI are being developed in jurisdictions around the world. Compliance with developing regulations may require significant expenditures or may limit our ability to effectively use these technologies. There can be no assurance that the application of AI in our products and operations will be successful, or that we will not experience data security and privacy incidents in connection with our use of these technologies. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.
Reduction or interruption in supply or other manufacturing difficulties may adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires the timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to complex trade and strict regulatory requirements. We manufacture the majority of our products and procure critical third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, raw materials and services needed to manufacture these products from numerous suppliers in various countries. We seek to maintain continuity of supply by use of multiple options for sourcing where possible. We have generally been able to obtain adequate supplies of such raw materials, components and services, although global shortages of certain components such as semiconductors and resins have recently caused, and may in the future cause, disruptions to our product manufacturing supply chain. In addition, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials and services needed to manufacture our products are obtained from sole suppliers. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components, raw materials and services may, at times, be interrupted or insufficient. In addition, due to the stringent regulations and requirements of trade and regulatory agencies, including the U.S. FDA, regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources. Additionally, many regulatory agencies are imposing new and evolving regulatory requirements on safe use of chemicals, including ethylene oxides (EtOs) and polyfluoroalkyl substances (PFAS), and their potential impact on health and the environment which also may impact supply constraints. Furthermore, the prices of commodities and other materials used in our products, which are often volatile and outside of our control, could adversely impact our supply. We use resins, other petroleum-based materials and pulp as raw materials in some of our products, and the prices of oil and gas also significantly affect our costs for freight and utilities. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and could result in lost sales.
Other disruptions in the manufacturing process or product sales, trade and fulfillment systems for any reason, including infrastructure, information and equipment malfunction, failure to follow specific protocols and procedures, supplier or Company facility shut-downs, defective raw materials, labor shortages, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, property damage or facility closures from riots or public protests, and other environmental factors and the impact of epidemics, pandemics, or other public health crises, and actions by businesses, communities and governments in response, could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we have experienced a global information technology systems interruption that affected our customer ordering, distribution, and manufacturing processes, and we were adversely impacted by the global COVID-19 pandemic, and may in the future be adversely impacted by COVID-19 resurgence or other pandemics and the related responses of governments and of our partners, including suppliers, manufacturers, distributors and other businesses. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
In addition, many of our products require sterilization before sale and several of our key products are manufactured or sterilized at a particular facility, with constrained capacity and limited options for alternate sterilization facilities. If an event occurs that causes damage to or closure of one or more of such facilities, such as the Illinois Environmental Protection Agency's decision to close a supplier's sterilization facility in February 2019, we may be unable to manufacture or sterilize relevant products to the required quality specifications or at all. Due to the time required to approve and license a manufacturing or sterilization facility, a third-party may not be available on a timely basis to replace production capacity in the event manufacturing or sterilization capacity is reduced or lost.
Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.
Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. Public health crises may continue to have an adverse impact on certain aspects of our Company and business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, and our ability to generate cash flow.
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
We expect to make future investments where we believe that we can stimulate the development or acquisition of new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and investment collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not materially adversely affect our business, results of operations, financial condition, and cash flows.
The continuing development of many of our products depends upon us maintaining strong relationships with healthcare professionals.
If we fail to maintain our working relationships with healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing and sales of many of our new and improved products depends on our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Healthcare professionals assist us as researchers, marketing and product consultants, inventors, trainers, and public speakers. If we are unable to maintain strong relationships with these professionals, the development and marketing of our products could suffer, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We have debt obligations that create risk.
We are required to use a portion of our operating cash flow to pay interest or principal on our outstanding indebtedness instead of for other corporate purposes, including funding future expansion of our business. We may also incur additional indebtedness in the future to supplement our existing liquidity and cash generated from operations to satisfy our needs for working capital and capital expenditures, to pursue growth initiatives, and to make returns of capital to shareholders. Changes in business and economic conditions will impact interest rates and can cause periods of tightened credit availability and volatility in borrowing terms. In addition, there can be no assurance that we will be able to maintain our credit rating. At the time we may incur such additional indebtedness, or refinance or restructure existing indebtedness, we may be unable to obtain capital market financing with similar terms and currency denomination to our existing indebtedness, or at all, which could have a material adverse effect on our business and results of operations. At any time, the fair value of our debt outstanding will fluctuate based on several factors including foreign currency exchange rate and interest rate movements, credit conditions and our credit rating.
Failure to integrate acquired businesses into our operations successfully, or challenges related to the Company's strategic initiatives, including divestitures and third-party funding arrangements, as well as liabilities or claims relating to such acquired businesses, divestitures, or arrangements could adversely affect our business.
As part of our strategy to develop and identify new products and technologies and optimize our portfolio of products, we have made several significant acquisitions, divestitures and third-party research and development funding arrangements in recent years, and may make additional acquisitions, divestitures and arrangements in the future. Our integration of the operations of acquired businesses, or a divestiture of part of our existing businesses, requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of acquired companies successfully could also have an adverse impact on our business. Further, acquired businesses may have liabilities, or be subject to claims, litigation or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:
•the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,
•our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner,
•liabilities, claims, litigation, investigations, or other adverse developments relating to acquired businesses or the business practices of acquired companies, including investigations by governmental entities, potential Foreign Corrupt Practices Act (FCPA) or product liability claims, intellectual property disputes, earnout or other contingent payment disputes, or other unanticipated liabilities,
•any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases,
•our ability to retain key employees, and
•the ability to achieve synergies among acquired companies, such as increasing sales of the integrated company’s products, achieving cost savings, and effectively combining technologies to develop new products.
We also could experience negative effects on our business, results of operations, financial condition, and cash flows from acquisition-related charges, amortization of intangible assets and asset impairment charges.
In addition, the potential exists that expected strategic benefits from any planned or completed divestiture, or third-party funding arrangement, by the Company may not be realized or may take longer to realize than expected, and there can be no assurance that disputes will not arise under the Company's third-party funding arrangements, or transition service agreements that have or may be executed as part of a divestiture.
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
Both before and after a product is commercially released, we have ongoing responsibilities under the U.S. FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the U.S. FDA to assess compliance with applicable regulations. The results of these inspections can include, and have in the past included, inspectional observations on the U.S. FDA’s Form 483, warning letters, or other forms of enforcement, such as a consent decree. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the U.S. FDA could detain or seize adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban medical devices. The U.S. FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive subpoenas or other requests for information from various governmental agencies around the world, and while these investigations typically relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices, we cannot predict the timing, outcome or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Quality problems have in the past and could in the future lead to recalls or safety alerts, product liability claims, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Quality is extremely important to us and our customers due to the impact on patients, and the serious and potentially costly consequences of adverse product performance. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing nonconformances, design issues, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, could result in an unsafe condition or injury to, or death of, a patient. These problems have in the past and could in the future lead to recall of, or issuance of a safety alert relating to, our products, as well as product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic brand, a material adverse event involving one of our products could result in diminished market acceptance and demand for all products within that brand, and could harm our reputation and ability to market products in the future.
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
Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition, and cash flows.
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payors, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services, including laws and regulations related to fair competition, kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payors. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S. licensed physicians, certain allied health professionals, and U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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
We are substantially dependent on patent and other proprietary rights and rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements (such as employee and non-disclosure) to protect our business and proprietary intellectual property. We also operate in an industry characterized by extensive intellectual property litigation. Intellectual property litigation can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of intellectual property litigation, it is possible that the results of such litigation could require us to pay significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or that enforcement actions to protect our patent and proprietary rights against others could be unsuccessful, any of which could have a material adverse impact on our business, results of operations, financial condition, and cash flows. In addition, any public announcements related to litigation or administrative proceedings initiated or threatened against us could cause our stock price to decline.
While we intend to defend against any threats to our intellectual property, our patents, trademarks, tradenames, copyrights, trade secrets or agreements (such as employee, non-disclosure and non-competition agreements) may not adequately protect our intellectual property. Further, pending patent applications may not result in patents being issued to us, patents issued to or licensed by us may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or too limited in scope to protect our technology or provide us with any competitive advantage. In addition, our patents will expire over time, our ability to protect novel business models is uncertain, and infringement may go undetected. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and such licenses may not be available on reasonable terms or at all. In addition, license agreements could be terminated. We also rely on non-disclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that such provisions will be enforceable, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. Moreover, in the U.S. the Federal Trade Commission and various states have adopted laws and regulations that purport to ban or severely restrict the use of non-competition agreements, which may limit our ability to use and enforce non-competition agreements with employees.
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
There have been and continue to be actions and proposals by several governments, regulators and third-party payors globally, including the U.S. federal and state governments and the government in China, to control healthcare costs and, more generally, to reform healthcare systems. Certain of these actions and proposals, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, increase the importance of our ability to compete on cost, and could limit the acceptance and availability of our products. These actions and proposals could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain and our customer and payor base, to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.
We are increasingly dependent on sophisticated information technology systems to operate our business. That technology includes systems that could be used to process, transmit and store sensitive data. Additionally, many of our products and services include integrated software and information technology that collects data regarding patients or connects to other internal systems. One of the most prevalent attacks on large organizations has been ransomware which can have a devastating impact on an organization’s operations. Our ransomware readiness program has required and will continue to require investment and will not guarantee that we will be immune from an incident or be able to respond rapidly enough to prevent a negative impact on our business. Like all organizations, we routinely experience attempted interference with the integrity of, and interruptions in, our technology systems via events such as cyber-attacks, malicious intrusions, or other breakdowns. The consequences could mean data breaches, interference with the integrity of our products and data, compromise of intellectual property or other proprietary information, or other significant disruptions. Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products, and customers and payors use information technology systems to process payments relating to our products and services. These third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference, or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. In addition, our global profile and international operations expose us to geopolitical events or issues which may increase cybersecurity risks on a global basis. Lastly, we continue to grow in part through new business acquisitions and, as a result, may face risks associated with defects and vulnerabilities in acquired businesses’ systems, or difficulties or other breakdowns or disruptions in connection with the integration of the acquisitions into our information technology systems.
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
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. We experience continuing changes in information processing technology, legal and regulatory standards, patient and customer information use cases, techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. We also face business and regulatory risks relating to our use of AI systems in our business operations and products. These systems are susceptible to flaws, biases, malfunctions or manipulations, which may disrupt our operations, result in erroneous decision-making, elevate our cyber risk profile, or expose us to penalties from non-compliance with emerging regulations. There can be no assurance that our efforts to keep pace with continuing changes in information processing technologies, including AI systems, and to deploy these technologies to our business operations and products will be successful or that additional systems issues will not arise in the future.
If our information technology systems, products or services or sensitive data are compromised, there are many consequences that could result. Consequences include, but are not limited to, patients or employees being exposed to financial or medical identity theft or suffering a loss of product functionality, losing existing customers or have difficulty attracting new customers, experiencing difficulty preventing, detecting, and controlling fraud, being exposed to the loss or misuse of confidential information, having disputes with customers, physicians, and other healthcare professionals, suffering regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experiencing increases in operating expenses or an impairment in our ability to conduct our operations, incurring expenses or losing revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffering other adverse consequences including lawsuits or other legal action and damage to our reputation.
The failure to comply with anti-corruption laws could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. FCPA, the Irish Criminal Justice (Corruption Offences) Act 2018, and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business and to ensure adequate internal controls, books, and records. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. We also participate in public-private partnerships and other commercial and policy arrangements with governments around the globe.
Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. We maintain various controls aligned with legal requirements to prevent and prohibit improper practices, including policies, programs, and training for our employees and third party intermediaries acting on our behalf. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Syria, Cuba, and the region of Crimea, as well as Russia and Belarus. Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries or regions. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, such regulations may impact our ability to continue operations in certain countries and require additional licenses which we may not be able to obtain or maintain. There can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, financial condition, and cash flows.
Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect our financial condition and business operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our current and future operations. We face current and long-term operational risks and have in the past experienced business interruptions from severe weather events and other natural conditions, such as hurricanes, tornadoes, droughts, extreme temperatures, wildfires or flooding. Such severe weather events caused by or related to climate change or other conditions caused by natural disasters have in the past and could in the future increase our operational costs, pose physical risks to our facilities and adversely impact our supply chain, including: manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. The impacts of climate change on global water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Although it is difficult to predict and adequately prepare to meet the challenges to our business posed by climate change, concerns over climate change also could result in new laws or regulations that are more stringent than current legal or regulatory requirements, and we may experience increased compliance burdens and costs to meet the regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products.
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
There is continued focus from our stakeholders, as well as regulatory authorities in the U.S., E.U. and other global jurisdictions in which we operate, on ESG practices and disclosure. If we do not succeed in meeting or are perceived as not meeting, stated goals and objectives, in any number of ESG matters, such as environmental stewardship, ID&E initiatives, supply chain practices, good corporate governance, workplace conduct and support for local communities, or if we do not effectively respond to new or revised legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, our reputation or the reputation of our brands may suffer, we may be unable to attract and retain top talent, and our stock price may be negatively affected. In addition, enhanced and sometimes conflicting ESG laws, regulations and expectations in the jurisdictions in which we do business may increase compliance burdens and costs for third parties throughout our global supply chain, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
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
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which will be effective for Medtronic in fiscal year 2025. We continue to evaluate the impacts of the enacted Pillar Two legislation. The tax laws, inclusive of Pillar Two legislation, in the U.S., Ireland and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have a material impact on our business, results of operations, financial condition, and cash flows.
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
The outcome of Medtronic, Inc.'s U.S. tax litigation could have a material adverse impact on our financial condition.
In March 2009, the IRS issued its audit report for Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreements with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites. The Tax Court issued its opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. An adverse outcome in this matter could materially and adversely affect our business, results of operations, financial condition, and cash flows. See Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

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
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at our 2023 Annual General Meeting, our Shareholders authorized our Board of Directors to issue up to 20% of our issued ordinary shares and further authorized our Board of Directors to issue such shares for cash without first offering them to our existing shareholders. Both of these authorizations will expire on April 19, 2025, unless renewed by shareholders for a further period. We anticipate seeking new authorizations at our 2024 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
Economic and Industry Risks
Changes in the prices of our goods and services, customer purchasing patterns and stocking dynamics, and/or inflationary costs may have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We have had, and may continue to have, periods when prices for certain of our goods and services decrease due to pricing pressure from managed care organizations and other third-party payors on our customers; increased market power of our customers as the healthcare industry consolidates; periodic variation in timing, volume, and pricing associated with customer purchasing patterns and stocking dynamics; and increased competition among medical engineering and manufacturing services providers. We have also recently experienced, and may continue to experience, rising costs due to inflation. If the prices for our goods and services change for any reason or inflation continues to rise, we may be unable to sufficiently reduce our expenses or offset rising costs through increased prices to customers. As a result, our business, results of operations, financial condition, and cash flows may be adversely affected.
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
•the need to comply with different regulatory regimes worldwide that are subject to change and that could restrict our ability to manufacture and sell our products,
•local product preferences and product requirements,
•longer-term receivables than are typical in the U.S.,
•economic sanctions, export controls, trade protection measures, tariffs and other border taxes, and import or export licensing requirements,
•less intellectual property protection in some countries outside the U.S. than exists in the U.S.,
•different labor regulations and workforce instability,
•political and economic instability, including as a result of armed conflicts and insurrections,
•restrictions on local currency conversion or cash extraction,
•potentially negative consequences from changes in or interpretations of tax laws, and
•economic instability and inflation, recession or interest rate fluctuations.
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
The Russia-Ukraine conflict and resulting sanctions and export restrictions are creating barriers to doing business in Russia and Belarus and adversely impacting global supply chains. While we have no manufacturing, distribution or direct material suppliers in the region, we continue to closely monitor the potential raw material/sub-tier supplier impact in both Russia and Ukraine including materials like palladium and neon, which are both dependent on Russia supply. Additional sanctions, export restrictions, and potential countermeasures within Russia, along with geopolitical shifts in Asia and disruptions relating to Israel's conflict in Gaza, may lead to greater uncertainty that could cause additional adverse impacts on global supply chains and our business, results of operations, financial condition, and cash flows.
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
Other significant changes or disruptions to international trade arrangements, such as termination or modifications of other existing trade agreements, may adversely affect our business, results of operations, financial condition, and cash flows. In addition, a significant amount of our trade receivables are with national healthcare systems in many countries. Repayment of these receivables is dependent upon the political and financial stability of those countries. In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers. Failure to receive payment of all or a significant portion of these receivables could adversely affect our business, results of operations, financial condition, and cash flows.
Finally, changes in currency exchange rates may impact the reported value of our revenues, expenses, and cash flows. In addition, the impact of currency devaluations in countries experiencing significant currency exchange fluctuations could negatively impact the Company's operating results. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
Market disruptions resulting in diminished liquidity, or healthcare professional and staff strikes or other work stoppages, could adversely affect our revenues, results of operation, or financial condition.
Disruptions in international markets and supporting financial services and uncertainty about economic conditions (for instance, resulting from credit scarcity, geopolitical risks and sovereign debt deterioration), have in the past caused periods of tightened credit availability and increased volatility in liquidity and borrowing terms. If these conditions were to recur or worsen, we may experience reduced demand for a number of our products. We also could experience reduced sales and profits due to delayed payments or the insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors who experience liquidity issues, including as a result of cybersecurity incidents impacting private and government health insurance payors. In addition, healthcare professional and staff strikes or other work stoppages have in the past and may in the future cause reduced demand for our products. As a result, our business, results of operations, financial condition, and cash flows could be adversely affected.
Consolidation in the healthcare industry and the growing prevalence of ambulatory surgery centers (ASCs) could have an adverse effect on our revenues and results of operations.
Many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which can be used to negotiate price concessions. In addition, the movement of procedures to ASCs could also create downward pricing pressure. If we must reduce our prices because of industry consolidation or ASC procedures, or if we lose customers as a result of consolidation or ASC procedures, our business, results of operations, financial condition, and cash flows could be adversely affected.
Healthcare industry cost-containment measures could result in reduced sales of our medical devices and medical device components.
Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. The continuing efforts of governmental authorities, insurance companies and other payors of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payors. If third-party payor payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost-containment measures that healthcare providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals, and GPOs and IDNs have also concentrated purchasing decisions for some customers, which has led to downward pricing pressure for medical device companies, including us.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have designed and implemented a cybersecurity risk management program to help us identify, assess, and mitigate cybersecurity risks relevant to our business, based on the National Institute of Standards and Technology (NIST) Cyber Security Framework 2.0.
Our cybersecurity risk management program includes:
•dedicated cybersecurity professionals who analyze cybersecurity threats, define cybersecurity policy and requirements, implement protections, and monitor and respond to cybersecurity incidents,
•cybersecurity regulatory based risk assessments for the Company’s systems and applications (where required),
•a formal incident response plan, in which incidents are classified based upon the severity, impact, and the potential harm that can be caused by the incident,
•annual information security training program for all employees, including phishing awareness training,
•cybersecurity works closely with application development and infrastructure & operation teams to embed security considerations into the foundation of technology,
•engagement of third-party service providers to conduct assessment of the Company’s cybersecurity risk management program, penetration testing, and vulnerability testing,
•a third-party risk assessment process for service providers, suppliers, and vendors.
In addition, given the smart technology within our devices, our product security includes design protocols and is supported by quality systems testing and use scanning tools to assess and detect vulnerabilities that could affect our products.
Risks from cybersecurity threats are integrated into Medtronic’s enterprise risk management (ERM) program. The ERM program establishes a risk management framework that seeks to identify, assess, and mitigate risks that could materially impact the Company’s business and operation.
To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company’s business or operations. However, despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. See Item 1A. Risk Factors under, “We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain and our customer and payor base, to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.”
Governance
The cybersecurity risk management program is led by the Chief Information Security Officer (CISO). Our CISO has over 28 years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. The CISO has held various executive level positions within Fortune 500 companies. Our CISO reports to the Chief Information Officer (CIO), who leads the Global Information Technology (IT) organization and works closely with the Executive Committee to guide strategic direction and IT decisions to drive business outcomes.
Our Board of Directors is engaged in the Company’s ERM program and receives briefings on the outcomes of the ERM program and the steps the Company takes to mitigate risks that the program identifies. The Quality Committee of the Board oversees the Company’s cybersecurity strategies, systems, and controls to ensure reliability and prevent unauthorized access. The Audit Committee discusses policies with respect to risk assessment and risk management, including risks associated with the reliability and security of the Company’s information technology and security systems, and the steps management has undertaken to monitor and control such exposures. The Audit Committee receives regular updates on the Company’s cybersecurity risk management program from the CISO and CIO.
Item 2. Properties
Medtronic's principal executive office is located in Ireland and is leased by the Company, while its main operational offices are located in the Minneapolis, Minnesota metropolitan area and are owned by the Company.

The Company's total manufacturing and research space is approximately 9.9 million square feet. Approximately 36 percent of the manufacturing or research facilities are owned by Medtronic and the remaining balance is leased. The following is a summary of the Company's largest manufacturing facilities by location:

Location Country or State	Square Feet (in thousands)
Connecticut	1,138
Puerto Rico	812
Mexico	762
China	708
Minnesota	568
Ireland	446
Dominican Republic	395
Arizona	294
Switzerland	283
California	258
Massachusetts	250
France	249
Italy	230
Colorado	228
Medtronic also maintains sales and administrative offices outside the U.S. at 114 locations in 62 countries. A majority of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market its products. The Company's facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
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
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2024:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/27/2024-2/23/2024	2,514,000	$85.99	2,514,000	$1,700,959,792
2/24/2024-3/29/2024	6,591,630	84.54	6,591,630	6,143,724,275
3/30/2024-4/26/2024	10,361,791	82.03	10,361,791	5,293,724,420
Total	19,467,421	$83.39	19,467,421	$5,293,724,420
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. In March 2024, the Company's Board of Directors authorized an incremental $5.0 billion for share repurchases. There is no specific time-period associated with these repurchase authorizations. For additional discussion, see Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On June 17, 2024, there were approximately 20,132 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled $0.69 per share for each quarter of fiscal year 2024 and $0.68 per share for each quarter of fiscal year 2023. On May 23, 2024, the Company announced an increase in Medtronic's cash dividends for the first quarter of fiscal year 2025, raising the amount to $0.70 per share.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 26, 2019 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2019	April 2020	April 2021	April 2022	April 2023	April 2024
Medtronic plc	$100.00	$116.15	$156.57	$127.62	$114.95	$104.14
S&P 500 Index	100.00	98.44	147.55	147.86	151.80	188.57
S&P 500 Health Care Equipment Index	100.00	113.81	150.91	140.79	149.57	153.68

For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Except as indicated below, dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the E.U. if they had been made between Member States of the E.U. To date, the Irish Minister for Finance has restricted financial transfers between Ireland and a number of third countries and the list is subject to on-going change.
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
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results for the fiscal year ended April 26, 2024 (fiscal year 2024) and the fiscal year ended April 28, 2023 (fiscal year 2023). A discussion on our results of operations for fiscal year 2023 as compared to the year ended April 29, 2022 (fiscal year 2022) is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 28, 2023, filed with the SEC on June 22, 2023, and is incorporated by reference into this Form 10-K. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 26, 2024 and April 28, 2023 and for fiscal years 2024, 2023, and 2022, which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Amounts reported in millions within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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

EXECUTIVE LEVEL OVERVIEW
The following is a summary of revenue, diluted earnings per share, and cash flow for fiscal years 2024 and 2023:

REVENUE

(in billions)

$32.4
$31.2
April 26, 2024
April 28, 2023

$32.4B
GAAP

Revenue increased due to growth in most businesses, including Surgical, Cranial & Spinal Technologies, Diabetes, and Cardiac Pacing, as well as strength in international markets. Prior year revenue included $265 million from a one-time intellectual property agreement in Structural Heart.

DILUTED EPS

GAAP
Non-GAAP
$2.76
$5.20
$2.82
$5.29
April 26, 2024
April 28, 2023

$2.76
GAAP

Diluted EPS decreased $0.06 or 2.1% primarily due to an increase in acquisition and divestiture-related costs, and an increase in net losses on minority investments, partially offset by the decrease in income tax provision due to the $764 million charge for the U.S. Tax Court Opinion in the prior year.

$5.20
Non-GAAP

Non-GAAP Diluted EPS decrease $0.09 or 1.7% primarily due to reduced incentive performance in the prior year.

OPERATING CASH FLOW

(in billions)

$6.8
$6.0
April 26, 2024
April 28, 2023

$6.8B
GAAP

GAAP to Non-GAAP Reconciliations
The tables below present reconciliations of our Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2024 and 2023.

	Fiscal year ended April 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$4,837	$1,133	$3,676	$2.76	23.4%
Non-GAAP Adjustments:
Amortization of intangible assets	1,693	258	1,435	1.08	15.2
Restructuring and associated costs (1)	389	66	323	0.24	17.0
Acquisition and divestiture-related items (2)	777	113	664	0.50	14.5
Certain litigation charges, net	149	31	118	0.09	20.8
(Gain)/loss on minority investments (3)	308	2	305	0.23	0.6
Medical device regulations (4)	119	22	97	0.07	18.5
Certain tax adjustments, net (5)	—	(299)	299	0.22	—
Non-GAAP	$8,273	$1,327	$6,918	$5.20	16.0%

	Fiscal year ended April 28, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$5,364	$1,580	$3,758	$2.82	29.5%
Non-GAAP Adjustments:
Amortization of intangible assets	1,698	255	1,443	1.08	15.0
Restructuring and associated costs (1)	647	139	507	0.38	21.5
Acquisition and divestiture-related items (6)	345	29	316	0.24	8.4
Certain litigation charges (7)	(30)	(8)	(23)	(0.02)	26.7
(Gain)/loss on minority investments (3)	(33)	2	(29)	(0.02)	(6.1)
Medical device regulations (4)	150	30	120	0.09	20.0
Debt redemption premium and other charges (8)	53	11	42	0.03	20.8
Certain tax adjustments, net (9)	—	(910)	910	0.68	—
Non-GAAP	$8,194	$1,128	$7,045	$5.29	13.8%
(1)Associated costs include costs incurred as a direct result of the restructuring program, such as salaries for employees supporting the program, consulting expenses, and asset write-offs.
(2)The charges predominantly include $439 million of charges related to the February 20, 2024 decision to exit the Company's ventilator product line, which primarily includes long-lived intangible asset impairments and inventory write-downs. In addition, other charges primarily consist of changes in fair value of contingent consideration and associated costs related to the previously contemplated separation of the PMRI businesses.
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
(5)The net charge primarily relates to an income tax reserve adjustment associated with the June 2023, Israeli Central-Lod District Court decision and the establishment of a valuation allowance against certain net operating losses which were partially offset by a benefit from the change in a Swiss Cantonal tax rate associated with previously established deferred tax assets from intercompany intellectual property transactions and the step up in tax basis for Swiss Cantonal purposes.
(6)The charges predominantly include non-cash pre-tax impairments, primarily related to goodwill, changes in the carrying value of the disposal group, and other associated costs, as a result of the April 2023 sale of half of the Company's Renal Care Solutions (RCS) business; business combination costs, and associated costs related to the previously contemplated separation of the PMRI businesses.
(7)Certain litigation includes $35 million income related to the one-time payment received as a result of the Intellectual Property Agreement entered into with Edwards Lifesciences in April 2023.
(8)The charges relate to the early redemption of approximately $2.3 billion of debt and were recorded within interest expense, net within the consolidated statements of income.
(9)The charge primarily relates to a $764 million reserve adjustment that was a direct result of the U.S. Tax Court opinion, issued in August 2022, on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico. Additional charges relate to the reduction of deferred tax assets due to the disallowance of certain interest deductions and the change in the reporting currency for certain carryover attributes, and the amortization on previously established deferred tax assets from intercompany intellectual property transactions.
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

	Fiscal Year
(in millions)	2024	2023
Net cash provided by operating activities	$6,787	$6,039
Additions to property, plant, and equipment	(1,587)	(1,459)
Free cash flow	$5,200	$4,580
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.

NET SALES
Segment and Division
Prior period revenue has been recast to reflect the new reporting structure. The activity of the Company's Renal Care Solutions business and the ventilator product line were moved out of Medical Surgical and into the Other line, and the retained PMRI businesses were combined into one business unit called Acute Care & Monitoring in Medical Surgical. Refer to Note 19 to the consolidated financial statements for additional information regarding the Company's new reporting structure. The charts below illustrate the percent of net sales by segment for fiscal years 2024 and 2023:
The table below includes net sales by segment and division for fiscal years 2024 and 2023:

	Net Sales by Fiscal Year		Percent Change
(in millions)	2024	2023
Cardiac Rhythm & Heart Failure	$5,995	$5,783	4%
Structural Heart & Aortic	3,358	3,363	—
Coronary & Peripheral Vascular	2,478	2,375	4
Cardiovascular	11,831	11,522	3
Cranial & Spinal Technologies	4,756	4,451	7
Specialty Therapies	2,905	2,815	3
Neuromodulation	1,746	1,693	3
Neuroscience	9,406	8,959	5
Surgical & Endoscopy	6,508	6,152	6
Acute Care & Monitoring	1,908	1,837	4
Medical Surgical	8,417	7,989	5
Diabetes	2,488	2,262	10
Reportable segment net sales	32,142	30,731	5
Other operating segment(1)	221	495	(55)
Total net sales	$32,364	$31,227	4%
(1) Includes historical operations and ongoing transition agreements from businesses the Company has exited or divested, which primarily includes the Company's ventilator product line and the Renal Care Solutions business.

Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for fiscal years 2024 and 2023:
The table below includes net sales by market geography for each of our segments for fiscal years 2024 and 2023:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2024	Fiscal Year 2023	% Change	Fiscal Year 2024	Fiscal Year 2023	% Change	Fiscal Year 2024	Fiscal Year 2023	% Change
Cardiovascular	$5,597	$5,796	(3)%	$3,857	$3,564	8%	$2,377	$2,161	10%
Neuroscience	6,305	6,018	5	1,739	1,658	5	1,362	1,283	6
Medical Surgical	3,717	3,549	5	3,049	2,917	5	1,650	1,522	8
Diabetes	852	849	—	1,284	1,106	16	352	307	15
Reportable segment net sales	16,471	16,212	2	9,929	9,245	7	5,742	5,273	9
Other operating segment(4)	91	160	(43)	50	163	(69)	81	172	(53)
Total net sales	$16,562	$16,373	1%	$9,979	$9,408	6%	$5,823	$5,446	7%
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
(4)Includes historical operations and ongoing transition agreements from businesses the Company has exited or divested, which primarily includes the Company's ventilator product line and the Renal Care Solutions business.
The increase in net sales for fiscal year 2024 was driven by growth in most businesses, including Surgical, Cranial & Spinal Technologies, Diabetes, and Cardiac Pacing, as well as strength in international markets. The net sales increase was partially offset by a $265 million one-time payment received in the fourth quarter of fiscal year 2023 as a result of an intellectual property agreement, as further discussed in the Cardiovascular net sales section below.

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
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in fiscal year 2024, including on accounts receivable and inventory reserves, was not material. For fiscal year 2024, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
•Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial and operational impact of the conflict in fiscal year 2024, including on accounts receivable and inventory reserves, was not material. As of April 26, 2024, the Company had 6 facilities and approximately 1,500 employees in Israel. For fiscal year 2024, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular net sales for fiscal year 2024 were $11.8 billion, an increase of 3 percent as compared to fiscal year 2023. The net sales increase was primarily due to the strong performance of Micra, transcatheter aortic valve replacement (TAVR), and Perfusion.
The charts below illustrate the percent of Cardiovascular net sales by division for fiscal years 2024 and 2023:
Cardiac Rhythm & Heart Failure (CRHF) net sales increased 4 percent in fiscal year 2024 as compared to fiscal year 2023. The net sales increase was driven by continued adoption of Micra AV2 and Micra VR2 and growth from the launch of the PulseSelect pulsed field ablation (PFA) system and the Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system.

Structural Heart & Aortic (SHA) net sales were flat in fiscal year 2024 as compared to fiscal year 2023. Net sales were impacted by the $265 million of revenue from a one-time payment received in the fourth quarter of fiscal year 2023 as a result of the intellectual property agreement entered into with Edwards Lifesciences, offset by growth in TAVR, including strong growth in Western Europe and Japan from adoption of Evolut FX TAVR system, and in Cardiac Surgery driven by growth of Perfusion, particularly in the U.S.
Coronary & Peripheral Vascular (CPV) net sales increased 4 percent in fiscal year 2024 as compared to fiscal year 2023. The net sales increase was driven by growth from guide catheters, balloons, as well as growth in Vascular Embolization products.
In addition to the macro-economic and geopolitical factors described in the Net Sales section, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued global penetration of our Micra transcatheter pacing portfolio.
•Continued acceptance and growth from the Azure XT and Azure S SureScan pacing systems and the 3830 lead.
•Global adoption of Aurora Extravascular ICD.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth, adoption, and utilization of the TYRX Envelope for implantable devices.
•Continued use and acceptance of Reveal LINQ and expansion of the LINQ II cardiac monitor.
•Continued acceptance, adoption, and growth of our innovative portfolio of products in the electrophysiology (EP) segment, including the Arctic Front cryoablation system, PulseSelect PFA, and Affera mapping and ablation system. The PulseSelect PFA system received CE Mark in November 2023 was approved by the U.S. FDA in December 2023 and was the first PFA technology to receive U.S. FDA approval.
•Continued acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform. This includes Evolut PRO which provides enhanced hemodynamics, reliable delivery, enhanced durability, advanced sealing, and Evolut FX, a system designed to improve the overall procedural experience through enhancements in deliverability, implant visibility, and deployment stability. The Evolut FX+ TAVR system maintains the valve performance benefits of the legacy Evolut TAVR platform and is designed to facilitate coronary access. The system was approved by the U.S. FDA in March 2024.
•Market acceptance and reimbursement for the Symplicity Spyral renal denervation system, also known as the Symplicity blood pressure procedure, for the treatment of hypertension. The Symplicity blood pressure procedure was approved by the U.S. FDA in November 2023.
•Continued acceptance and growth of the Onyx Frontier DES platform. Onyx Frontier is a DES that introduces an enhanced delivery system and is used for complex percutaneous coronary intervention (PCI).
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for fiscal year 2024 were $9.4 billion, an increase of 5 percent as compared to fiscal year 2023. The net sales increase was primarily due to growth in Cranial & Spinal Technologies and ENT.

The graphs below illustrate the percent of Neuroscience net sales by division for fiscal years 2024 and 2023:
Cranial & Spinal Technologies (CST) net sales for fiscal year 2024 increased 7 percent as compared to fiscal year 2023. The net sales increase was driven by growth of AiBLE spinal ecosystem capital and Core Spine and Biologics product pull-through.
Specialty Therapies (Specialty) net sales for fiscal year 2024 increased 3 percent as compared to fiscal year 2023. The net sales increase was driven by growth in ENT.
Neuromodulation (NM) net sales for fiscal year 2024 increased 3 percent as compared to fiscal year 2023. The net sales increase was driven by growth within Brain Modulation, including growth from the Western European launch of the Percept RC neurostimulator, as well as Pain Stim growth in the U.S.
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
•Continued acceptance and growth of our Pelvic Health therapies, including our InterStim therapy with InterStim X and InterStim II recharge-free neurostimulators and InterStim Micro rechargeable neurostimulator for patients suffering from overactive bladder, (non-obtrusive) urinary retention, and chronic fecal incontinence,
•Continued acceptance and growth of our ENT therapies, including capital equipment sales of the Stealth Station ENT surgical navigation system and intraoperative NIM nerve monitoring system, and the Propel sinus implants used in the treatment of chronic rhinosinusitis.
•Continued acceptance and growth from spinal cord stimulation (SCS) therapy for treating chronic pain and Diabetic Peripheral Neuropathy (DPN) on the Intellis rechargeable neurostimulator and Vanta recharge-free neurostimulator. The Inceptiv closed-loop rechargeable SCS received U.S. FDA approval in April 2024.

•Continued acceptance and growth of our Percept family of deep brain stimulation (DBS) devices with proprietary BrainSense technology for objectifying and personalizing the treatment of Parkinson's Disease, epilepsy, and other movement disorders.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include hemorrhagic stroke intravascular device and our next-generation spine enabling technologies.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases within thoracic, colorectal, gynecology, bariatric, hernia, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical’s net sales for fiscal year 2024 were $8.4 billion, an increase of 5 percent as compared to fiscal year 2023. The net sales increase was primarily driven by strength across both Surgical & Endoscopy and Acute Care & Monitoring.
The charts below illustrate the percent of Medical Surgical net sales by division for fiscal years 2024 and 2023:

Surgical & Endoscopy (SE) net sales for fiscal year 2024 increased 6 percent as compared to fiscal year 2023. The net sales increase was predominantly attributable to growth in Advanced Surgical Technologies and General Surgical Technologies, primarily driven by supply expansion, as well as continued growth in Advanced Energy, Wound Management, Electrosurgery, GI Genius, and EndoFlip.
Acute Care & Monitoring (ACM) net sales for fiscal year 2024 increased 4 percent as compared to fiscal year 2023. The net sales increase was primarily driven by growth in Nellcor pulse oximetry products and McGRATH MAC video laryngoscopes.
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

•Our ability to execute ongoing strategies addressing the near-term pressures to bariatric surgery procedure volumes in the U.S. from pharmaceuticals, and growth of surgical soft tissue robotics procedures in the U.S.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., the adoption of AI in Endoscopy, Signia powered stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' sales for fiscal year 2024 were $2.5 billion, an increase of 10 percent as compared to fiscal year 2023. The increase in net sales was primarily driven by strong international growth as a result of the continued international expansion of the MiniMed 780G insulin pump system and integrated CGM. The launch of the MiniMed 780G insulin pump system in the U.S., during the first quarter of fiscal year 2024, also contributed to the net sales growth.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:
Cost of Products Sold Cost of products sold for fiscal year 2024 was $11.2 billion as compared to $10.7 billion for fiscal year 2023. The increase in cost of products sold as a percentage of net sales was primarily attributable to increased labor and direct material manufacturing costs, predominantly due to inflationary pressures, as well as $70 million of inventory write-downs associated with our February 2024 decision to exit our ventilator product line. For additional information about the ventilator inventory write-down, refer to Note 3 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense was $2.7 billion for fiscal years 2024 and 2023.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition and divestiture-related costs, and restructuring associated expenses. Selling, general, and administrative expense for fiscal year 2024 was $10.7 billion as compared to $10.4 billion for fiscal year 2023. The increase in selling, general, and administrative expense is primarily due to reduced incentive performance in the prior year.
The following is a summary of other costs and expenses (income):

	Fiscal Year
(in millions)	2024	2023
Amortization of intangible assets	$1,693	$1,698
Restructuring charges, net	226	375
Certain litigation charges, net	149	(30)
Other operating expense (income), net	464	(131)
Other non-operating income, net	(412)	(515)
Interest expense, net	719	636
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.

Restructuring Charges, Net In fiscal year 2024, restructuring costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives. In fiscal year 2023, restructuring charges primarily related to the Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end of fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total cumulative pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total cumulative pre-tax charges of $0.5 billion. In addition, in the fourth quarter of fiscal year 2023, the Company incurred $0.3 billion of restructuring charges primarily related to employee termination benefits to support cost reduction initiatives. These charges were incremental to charges incurred under our Enterprise Excellence and Simplification programs noted above.
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
Other Operating Expense (Income), Net Other operating expense (income), net primarily includes royalty expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in the fair value of contingent consideration, certain acquisition and-divestiture related items, income from funded research and development arrangements, and commitments to the Medtronic Foundation and Medtronic LABS.
The change in other operating expense (income), net was largely driven by an increase in acquisition and divestiture-related expenses in fiscal year 2024. In fiscal year 2024, there were $369 million of charges related to the Company's decision to exit the ventilator product line in the fourth quarter of fiscal year 2024, which primarily included intangible asset impairments of $295 million and other charges for contract cancellation costs and severance. Fiscal year 2023 included non-cash charges of $136 million, primarily related to impairments of goodwill and changes in the carrying value of the disposal group, as a result of the April 1, 2023 sale of half of the Company's RCS business. Also contributing to the increase in acquisition and divestiture related expenses was a change in the fair value of contingent consideration, which resulted in $156 million of expense in fiscal year 2024 as compared to $24 million of income in fiscal year 2023.
The change in other operating expense (income), net was also driven by the net currency impact of remeasurement expense and our hedging programs, which resulted in a net gain of $68 million combined for fiscal year 2024 as compared to a net gain of $465 million for fiscal year 2023, partially offset by a decrease of $94 million in Puerto Rico Excise Taxes. As a result of newly enacted tax legislation in Puerto Rico, the Company is no longer subject to Puerto Rico Excise Tax, but is now subject to a higher withholding tax, which is recorded in income tax provision in the consolidated statements of income. Fiscal year 2023 also included $70 million in commitments to the Medtronic Foundation and Medtronic LABS.
Additional information regarding the acquisition and divestiture-related charges is described in Note 3 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
The decrease in other non-operating income, net for fiscal year 2024 is primarily attributable to an increase in net losses on our minority investment portfolio, partially offset by an increase in interest income driven by higher returns on cash and cash equivalents and investments. Net losses on minority investments were $308 million for fiscal year 2024 as compared to a net gain of $33 million for fiscal year 2023. Interest income was $597 million and $386 million for fiscal year 2024 and 2023, respectively.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, amortization of amounts excluded from the effectiveness assessment of certain net investment hedges, and charges recognized in connection with the early redemption of senior notes.
The increase in interest expense, net for fiscal year 2024 was primarily driven by increased rates on our global liquidity structures, the impact of higher coupons on Senior Notes issued in the second quarter of fiscal year 2023, and the higher outstanding commercial paper balance. Partially offsetting the increase for fiscal year 2024 was $197 million in after-tax unrealized gains representing amounts excluded from the effectiveness assessment of certain net investment hedges as compared to $107 million for fiscal year 2023. Also partially offsetting the increase in interest expense, net was the $53 million charge incurred as a result of the early redemption of approximately $2.3 billion of senior notes during the first quarter of fiscal year 2023.

INCOME TAXES

	Fiscal Year
(in millions)	2024	2023
Income tax provision	$1,133	$1,580
Income before income taxes	4,837	5,364
Effective tax rate	23.4%	29.5%

Non-GAAP income tax provision	$1,327	$1,128
Non-GAAP income before income taxes	8,273	8,194
Non-GAAP Nominal Tax Rate	16.0%	13.8%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(7.4)%	(15.7)%
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office in June 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during fiscal year 2024 and filed an appeal with the Supreme Court of Israel.
Our effective tax rate for fiscal year 2024 was 23.4 percent, as compared to 29.5 percent in fiscal year 2023. The decrease in our effective tax rate primarily relates to the decrease in certain tax adjustments discussed below which is partially offset by an increase in Puerto Rico withholding taxes and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for fiscal year 2024 was 16.0 percent, as compared to 13.8 percent in fiscal year 2023. The increase in our Non-GAAP Nominal Tax Rate primarily relates to an increase in Puerto Rico withholding taxes and year-over-year changes in operational results by jurisdiction, inclusive of the operational tax costs and benefits discussed below.
During fiscal year 2024, we recognized $19 million of operational tax costs. The operational tax costs included a $16 million cost from the impact of stock-based compensation, and a $3 million net cost associated with the resolution of certain income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves.
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
An increase in our Non-GAAP Nominal Tax Rate of one percent would result in an additional income tax provision for fiscal years 2024 and 2023 of approximately $83 million and $82 million, respectively.
Certain Tax Adjustments
During fiscal year 2024, the net cost from certain tax adjustments of $299 million, recognized in income tax provision in the consolidated statement of income, included the following:
•A cost of $187 million associated with a reserve adjustment related to the Israeli Central-Lod District Court decision with respect to a deemed taxable transfer of intellectual property.
•A cost of $124 million related to a change in valuation allowance on previously recorded net operating losses.
•A benefit of $95 million related to a Swiss Cantonal tax rate change on previously recorded deferred tax assets.
•A cost of $50 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A cost of $33 million associated with a change in the Company’s permanent reinvestment assertion on certain historical earnings.
During fiscal year 2023, the net cost from certain tax adjustments of $910 million, recognized in income tax provision in the consolidated statement of income, included the following:
•A net cost of $764 million associated with a reserve adjustment that was a direct result of the U.S. Tax Court opinion, issued in August 2022, on the prior year previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico.
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
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which will be effective for the Company in fiscal year 2025. The Company is continuing to evaluate the potential impacts of proposed and enacted legislative changes as new guidance becomes available. There are no impacts of this global minimum tax in the consolidated financial statements for the fiscal year ended April 26, 2024.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of April 26, 2024 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2024	2023
Cash provided by (used in):
Operating activities	$6,787	$6,039
Investing activities	(2,366)	(3,493)
Financing activities	(4,450)	(4,960)
Effect of exchange rate changes on cash and cash equivalents	(230)	243
Net change in cash and cash equivalents	$(259)	$(2,171)

Operating Activities The $748 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales. The increase in net cash was partially offset by timing of payments to vendors, as well as an increase in cash paid for interest and litigation. For more information on litigation payments, refer to Note 18 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Investing Activities The $1.1 billion decrease in net cash used was primarily attributable to a decrease in cash paid for acquisitions of $1.7 billion, partially offset by an increase in net purchases of investments of $136 million and cash paid for additions of property, plant, and equipment of $128 million. For more information on the acquisitions, refer to Note 3 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Financing Activities There was a $510 million decrease in net cash used primarily due to proceeds from commercial paper in the current year and prior year net debt repayments, partially offset by increased share repurchases. In the current period, there was an increase in commercial paper that was issued and outstanding at year-end of $1.1 billion. This increase in cash provided by financing activities was offset by an increase in share repurchases of $1.5 billion. In the fourth quarter of fiscal year 2023, the Company issued two tranches of USD-denominated Senior Notes resulting in cash proceeds of approximately $2.0 billion, net of discounts and issuance costs. The Company used the net proceeds to repay in full the ¥297 billion Fiscal 2023 Loan Agreement discussed below for $2.3 billion of total consideration. In the second quarter of fiscal year 2023, the Company issued four tranches of Euro-denominated Senior Notes for approximately $3.4 billion. The Company used a portion of the net proceeds to repay at maturity €750 million of Medtronic Global Holdings S.C.A

(Medtronic Luxco) Senior Notes for $772 million of total consideration in December 2022 and €2.8 billion of Medtronic Luxco Senior Notes for $2.9 billion of total consideration in March 2023. In the first quarter of fiscal year 2023, the Company issued short-term borrowings of approximately $2.3 billion under the Fiscal 2023 Loan Agreement and used the proceeds to fund the early redemption of senior notes for total consideration of $2.3 billion. For more information on the issuance and redemption of senior notes and the Term Loan, refer to the Debt and Capital section.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at April 26, 2024 was $25.0 billion, as compared to $24.4 billion at April 28, 2023. The increase in total debt was driven by commercial paper outstanding of $1.1 billion, partially offset by fluctuations in exchange rates.
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
Subsequent to year-end, on June 3, 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal year 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. In March 2024, the Company's Board of Directors authorized the repurchase of an incremental $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2024 and 2023, we repurchased a total of 25 million and 6 million shares, respectively, under these programs at an average price of $83.04 and $91.31, respectively. At April 26, 2024, we had approximately $5.3 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, see Note 6 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 26, 2024 included $1.3 billion of cash and cash equivalents and $6.7 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
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
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At April 26, 2024 and April 28,

2023, we had $1.1 billion and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2028. At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At April 26, 2024 and April 28, 2023, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 26, 2024	April 28, 2023
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at April 26, 2024 were unchanged as compared to the ratings at April 28, 2023. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.

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
Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 26, 2024, as well as long-term contractual obligations reflected in the balance sheet at April 26, 2024.

	Maturity by Fiscal Year
(in millions)	Total	2025	2026	2027	2028	2029	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	270	115	71	38	26	11	9
Interest payments(2)	6,707	487	487	470	452	466	4,346
Other(3)	2,066	634	405	301	274	182	270
Contractual obligations reflected in the balance sheet(4):
Debt obligations(5)	$25,189	$1,092	$2,684	$1,612	$1,006	$2,146	$16,649
Operating leases	1,177	203	178	151	113	88	444
Contingent consideration(6)	149	33	87	24	3	2	1
Tax obligations(7)	990	440	550	—	—	—	—
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
(5)Includes the current and non-current portion of our contractual maturities of debt, excluding deferred financing costs and debt discounts, net. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on our debt agreements.
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
ACQUISITIONS AND DISPOSITIONS
Information regarding acquisitions and disposition activity is included in Note 3 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.
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
Litigation Contingencies We are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. The outcomes of legal actions are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines, or punitive damages, or could result in a change in business practice. The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies when a loss is known or considered probable, and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. Our significant legal proceedings are discussed in Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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

We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. These reserves are subject to a high degree of estimation and management judgment. Although we believe that we have adequately reserved for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position, and/or cash flows.
Valuation of Intangible Assets and Goodwill When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill is the excess of the purchase price over the estimated fair value of identified net assets of acquired businesses. Intangible assets primarily include patents, trademarks, tradenames, customer relationships, purchased technology, and in-process research and development. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, and the assessment of the asset’s life cycle. The estimates could be impacted by legal, technical, regulatory, economic, and competitive risks.
The test for impairment of goodwill requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value. We assess the impairment of goodwill at the reporting unit level annually as of the first day of the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. As a result of our operating segment realignments during the current fiscal year, additional impairment of goodwill tests were performed. The results of the tests are disclosed in Note 9 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
Our tests for goodwill and intangible assets are based on future cash flows that require significant judgment with respect to future revenue and expense growth rates, appropriate discount rates, asset groupings, and other assumptions and estimates. The test for goodwill also utilizes revenue and earnings multiples using comparable public company information. We use estimates that are consistent with the highest and best use of the assets based on a market participant's view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the fiscal year ended April 26, 2024 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the fiscal year ended April 26, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$3,181	$—
Operating profit (loss)	(485)	(83)
Loss before income taxes	(2,723)	(2,240)
Net loss attributable to Medtronic	(2,580)	(2,230)
The summarized balance sheet information for the fiscal year ended April 26, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$17,389	$4,179
Total noncurrent assets(4)	11,548	19,246
Total current liabilities(5)	25,228	43,416
Total noncurrent liabilities(6)	33,508	26,995
Noncontrolling interests	206	206

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
(3)Includes receivables due from non-guarantor subsidiaries of $14.3 billion and $1.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $5.2 billion and $19.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $21.8 billion and $42.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $7.7 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 26, 2024 and April 28, 2023 was $23.7 billion and $22.0 billion, respectively. At April 26, 2024, these contracts were in a net unrealized gain position of $593 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 26, 2024 and April 28, 2023 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.7 billion and $1.6 billion, respectively. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 26, 2024 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at April 26, 2024 and April 28, 2023, indicates that the fair value of these instruments would change by $64 million and $61 million, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Medtronic plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the “Company”) as of April 26, 2024 and April 28, 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended April 26, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 26, 2024 appearing under Item 15 (a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 26, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 26, 2024 and April 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 26, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Reserve for the Uncertain Tax Position Related to Puerto Rico Manufacturing
As described in Notes 13 and 18 to the consolidated financial statements, management records reserves for uncertain tax positions related to unresolved matters with the Internal Revenue Service (IRS) and other taxing authorities. A remaining unresolved issue with the IRS relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's manufacturing sites. These reserves are subject to a high degree of estimation and management judgment. Total reserves relating to uncertain tax positions as of April 26, 2024 were $2.824 billion, of which the Puerto Rico manufacturing reserve makes up a significant portion.
The principal considerations for our determination that performing procedures relating to the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing is a critical audit matter are (i) the significant judgment by management when determining the reserve, including a high degree of estimation uncertainty relative to the unresolved issue with the IRS involving one of the Company’s manufacturing sites; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s measurement of the income tax reserve for the uncertain tax position related to Puerto Rico manufacturing, as the nature of the evidence is often highly subjective.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of the income tax reserves for uncertain tax positions, as well as controls over measurement of the reserve for the uncertain tax position related to Puerto Rico manufacturing. These procedures also included, among others (i) testing management’s process for determining the reserve, (ii) evaluating the status and results of the related U.S. Tax Court case, and (iii) evaluating the consistency of the reserve calculation with the relevant documents related to the U.S. Tax Court case. Evaluating the reasonableness of the measurement of the reserve included evaluating whether the methodology and assumptions used by the Company were consistent with the U.S. Tax Court’s ruling.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 20, 2024

We have served as the Company’s auditor since 1963.

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2024	2023	2022
Net sales	$32,364	$31,227	$31,686
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	11,216	10,719	10,145
Research and development expense	2,735	2,696	2,746
Selling, general, and administrative expense	10,736	10,415	10,292
Amortization of intangible assets	1,693	1,698	1,733
Restructuring charges, net	226	375	60
Certain litigation charges, net	149	(30)	95
Other operating expense (income), net	464	(131)	862
Operating profit	5,144	5,485	5,752
Other non-operating income, net	(412)	(515)	(318)
Interest expense, net	719	636	553
Income before income taxes	4,837	5,364	5,517
Income tax provision	1,133	1,580	456
Net income	3,705	3,784	5,062
Net income attributable to noncontrolling interests	(28)	(26)	(22)
Net income attributable to Medtronic	$3,676	$3,758	$5,039
Basic earnings per share	$2.77	$2.83	$3.75
Diluted earnings per share	$2.76	$2.82	$3.73
Basic weighted average shares outstanding	1,327.7	1,329.8	1,342.4
Diluted weighted average shares outstanding	1,330.2	1,332.8	1,351.4
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2024	2023	2022
Net income	$3,705	$3,784	$5,062

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	46	(49)	(301)
Translation adjustment	(848)	(240)	(2,086)
Net investment hedge	633	(596)	2,299
Net change in retirement obligations	212	32	574
Unrealized gain (loss) on cash flow hedges	136	(381)	727
Other comprehensive income (loss)	178	(1,234)	1,213
Comprehensive income including noncontrolling interests	3,883	2,549	6,274
Comprehensive income attributable to noncontrolling interests	(27)	(26)	(16)
Comprehensive income attributable to Medtronic	$3,856	$2,524	$6,258
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions, except share amounts)	April 26, 2024	April 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,284	$1,543
Investments	6,721	6,416
Accounts receivable, less allowances and credit losses of $173 and $176, respectively	6,128	5,998
Inventories	5,217	5,293
Other current assets	2,584	2,425
Total current assets	21,935	21,675
Property, plant, and equipment, net	6,131	5,569
Goodwill	40,986	41,425
Other intangible assets, net	13,225	14,844
Tax assets	3,657	3,477
Other assets	4,047	3,959
Total assets	$89,981	$90,948
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$1,092	$20
Accounts payable	2,410	2,662
Accrued compensation	2,375	1,949
Accrued income taxes	1,330	840
Other accrued expenses	3,582	3,581
Total current liabilities	10,789	9,051
Long-term debt	23,932	24,344
Accrued compensation and retirement benefits	1,101	1,093
Accrued income taxes	1,859	2,360
Deferred tax liabilities	515	708
Other liabilities	1,365	1,727
Total liabilities	39,561	39,283
Commitments and contingencies (Notes 3, 16, and 18)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,311,337,531 and 1,330,809,036 shares issued and outstanding, respectively	—	—
Additional paid-in capital	23,129	24,590
Retained earnings	30,403	30,392
Accumulated other comprehensive loss	(3,318)	(3,499)
Total shareholders’ equity	50,214	51,483
Noncontrolling interests	206	182
Total equity	50,420	51,665
Total liabilities and equity	$89,981	$90,948
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions, except per share data)	Number	Par Value
April 30, 2021	1,345	$—	$26,319	$28,594	$(3,485)	$51,428	$174	$51,602
Net income	—	—	—	5,039	—	5,039	22	5,062
Other comprehensive income (loss)	—	—	—	—	1,219	1,219	(6)	1,213
Dividends to shareholders ($2.52 per ordinary share)	—	—	—	(3,383)	—	(3,383)	—	(3,383)
Issuance of shares under stock purchase and award plans	7	—	329	—	—	329	—	329
Repurchase of ordinary shares	(21)	—	(2,442)	—	—	(2,442)	—	(2,442)
Stock-based compensation	—	—	359	—	—	359	—	359
Changes to noncontrolling ownership interests	—	—	1	—	—	1	(19)	(18)
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	3,758	—	3,758	26	3,784
Other comprehensive loss	—	—	—	—	(1,234)	(1,234)	—	(1,234)
Dividends to shareholders ($2.72 per ordinary share)	—	—	—	(3,616)	—	(3,616)	—	(3,616)
Issuance of shares under stock purchase and award plans	6	—	236	—	—	236	—	236
Repurchase of ordinary shares	(6)	—	(571)	—	—	(571)	—	(571)
Stock-based compensation	—	—	355	—	—	355	—	355
Changes to noncontrolling ownership interests	—	—	5	—	—	5	(15)	(10)
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	3,676	—	3,676	28	3,705
Other comprehensive income (loss)	—	—	—	—	180	180	(2)	178
Dividends to shareholders ($2.76 per ordinary share)	—	—	—	(3,666)	—	(3,666)	—	(3,666)
Issuance of shares under stock purchase and award plans	6	—	231	—	—	231	—	231
Repurchase of ordinary shares	(25)	—	(2,084)	—	—	(2,084)	—	(2,084)
Stock-based compensation	—	—	393	—	—	393	—	393
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(2)	(2)
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2024	2023	2022
Operating Activities:
Net income	$3,705	$3,784	$5,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,647	2,697	2,707
Provision for credit losses	90	73	58
Deferred income taxes	(508)	(226)	(604)
Stock-based compensation	393	355	359
Loss on debt extinguishment	—	53	—
Asset impairments and related inventory write-downs	371	—	515
Other, net	573	270	138
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(391)	(576)	(477)
Inventories, net	(139)	(939)	(560)
Accounts payable and accrued liabilities	391	696	213
Other operating assets and liabilities	(345)	(148)	(65)
Net cash provided by operating activities	6,787	6,039	7,346
Investing Activities:
Acquisitions, net of cash acquired	(211)	(1,867)	(91)
Additions to property, plant, and equipment	(1,587)	(1,459)	(1,368)
Purchases of investments	(7,748)	(7,514)	(9,882)
Sales and maturities of investments	7,441	7,343	9,692
Other investing activities, net	(261)	4	(10)
Net cash used in investing activities	(2,366)	(3,493)	(1,659)
Financing Activities:
Change in current debt obligations, net	1,073	—	—
Proceeds from short-term borrowings (maturities greater than 90 days)	—	2,284	—
Repayments from short-term borrowings (maturities greater than 90 days)	—	(2,279)	—
Issuance of long-term debt	—	5,409	—
Payments on long-term debt	—	(6,012)	(1)
Dividends to shareholders	(3,666)	(3,616)	(3,383)
Issuance of ordinary shares	284	308	429
Repurchase of ordinary shares	(2,138)	(645)	(2,544)
Other financing activities	(3)	(409)	163
Net cash used in financing activities	(4,450)	(4,960)	(5,336)
Effect of exchange rate changes on cash and cash equivalents	(230)	243	(231)
Net change in cash and cash equivalents	(259)	(2,171)	121
Cash and cash equivalents at beginning of period	1,543	3,714	3,593
Cash and cash equivalents at end of period	$1,284	$1,543	$3,714
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,622	$1,548	$996
Interest	826	606	540
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
Use of Estimates The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for items such as income taxes, contingencies, goodwill, intangible asset, equity investment, and liability valuations. Actual results may or may not differ from those estimates.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 26, 2024 and April 28, 2023 and for each of the three fiscal years ended April 26, 2024 (fiscal year 2024), April 28, 2023 (fiscal year 2023), and April 29, 2022 (fiscal year 2022).
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
Certain of the Company’s investments in marketable equity securities and other securities are long-term, strategic investments in companies that are in various stages of development and are primarily included in other assets on the consolidated balance sheets. Marketable equity securities are recorded at fair value in the consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating income, net in the consolidated statements of income. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Equity method investments for which the Company has elected the fair value option are valued using a discounted cash flow methodology, taking into consideration various assumptions including discount rate and all pertinent financial information available related to the investees, including the timing of anticipated product launches, historical financial results, and projections of future cash flows. Equity investments that do not have readily determinable fair values are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Securities accounted for under the equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest other than temporary impairment has occurred.
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
Goodwill and Intangible Assets Goodwill is the excess of the purchase price over the estimated fair value of identified net assets of acquired businesses. The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis and revenue and earnings multiples using comparable public company information. The test for impairment of goodwill requires the Company to make several estimates related to projected future cash flows and appropriate multiples to determine the fair value of the goodwill reporting units. Significant assumptions used in the reporting unit fair value measurements include forecasted cash flows, including revenue and expense growth rates, discount rates, and revenue and earnings multiples. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
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
Acquired IPR&D represents the fair value assigned to those research and development projects that were primarily acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. The fair value of IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a definite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D, which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually in the third quarter of the fiscal year, prior to moving to definite-lived, and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. IPR&D with no alternative future use acquired outside of a business combination is expensed immediately.
Contingent Consideration Certain of the Company’s business combinations involve potential payment or receipt of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition or divestiture based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within other operating expense (income), net in the consolidated statements of income. Contingent consideration payments made or received soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made or received soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid or received in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

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
Financial assets that are classified as Level 1 securities include highly liquid government bonds within U.S. government and agency securities, mutual funds, short-term investments, and equity securities for which quoted market prices are available. In addition, the Company classifies currency forward contracts as Level 1 since they are valued using quoted market prices in active markets which have identical assets or liabilities.
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, government and agency securities, other asset-backed securities, certificates of deposits, and mortgage-backed securities whose value is determined using inputs that are observable in the market or may be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, total return swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

intangible assets, and IPR&D, inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.
Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are excluded from the fair value hierarchy. Financial assets for which the fair value is measured using the net asset value per share practical expedient include equity and fixed income commingled trusts, partnership units, and registered investment companies.
Revenue Recognition The Company sells its products through direct sales representatives and independent distributors. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals and royalty and intellectual property arrangements. The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives and independent distributors, control is typically transferred upon shipment or upon delivery, based on the contract terms and legal requirements. For consignment inventory, control is transferred when the product is used or implanted. Payment terms vary depending on the country of sale, type of customer, and type of product.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $341 million, $351 million, and $354 million in fiscal years 2024, 2023, and 2022, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.
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
Contingencies The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed.
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
Other Operating Expense (Income), Net Other operating expense (income), net primarily includes royalty expense, currency remeasurement and derivative gains and losses, Puerto Rico excise taxes, changes in fair value of contingent consideration, certain

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

acquisition and divestiture-related items, income from funded research and development arrangements, and commitments to the Medtronic Foundation and Medtronic LABS.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and post-retirement benefit cost, investment gains and losses, and interest income.
Currency Translation Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the currency impacts arising from the translation of the assets and liabilities are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss, on the consolidated balance sheets. Elements of the consolidated statements of income are translated at the average monthly currency exchange rates in effect during the period. Currency transaction gains and losses are included in other operating expense (income), net in the consolidated statements of income.
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
Not Yet Adopted Accounting Standards
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
2. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Prior period revenue has been recast to reflect the new reporting structure. The activity of the Company's Renal Care Solutions business and the ventilator product line were moved out of Medical Surgical and into the Other line, and the retained PMRI businesses were combined into one business unit called Acute Care & Monitoring in Medical Surgical. Refer to Note 19 to the consolidated financial statements for additional information regarding the Company's reporting structure.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below illustrates net sales by segment and division for fiscal years 2024, 2023, and 2022:

	Net Sales by Fiscal Year
(in millions)	2024	2023	2022
Cardiac Rhythm & Heart Failure	$5,995	$5,783	$5,852
Structural Heart & Aortic	3,358	3,363	3,055
Coronary & Peripheral Vascular	2,478	2,375	2,460
Cardiovascular	11,831	11,522	11,368
Cranial & Spinal Technologies	4,756	4,451	4,456
Specialty Therapies	2,905	2,815	2,592
Neuromodulation	1,746	1,693	1,735
Neuroscience	9,406	8,959	8,784
Surgical & Endoscopy	6,508	6,152	6,543
Acute Care & Monitoring	1,908	1,837	1,926
Medical Surgical	8,417	7,989	8,469
Diabetes	2,488	2,262	2,338
Reportable segment net sales	32,142	30,731	30,959
Other operating segment (1)	221	495	727
Total net sales	$32,364	$31,227	$31,686
(1) Includes historical operations and ongoing transition agreements from businesses the Company has exited or divested, which primarily includes the Company's ventilator product line and the Renal Care Solutions business.
The table below illustrates net sales by market geography for each segment for fiscal years 2024, 2023, and 2022:

	U.S.(1)			Non-U.S. Developed Markets(2)			Emerging Markets(3)
(in millions)	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Cardiovascular	$5,597	$5,796	$5,490	$3,857	$3,564	$3,866	$2,377	$2,161	$2,012
Neuroscience	6,305	6,018	5,753	1,739	1,658	1,801	1,362	1,283	1,229
Medical Surgical	3,717	3,549	3,659	3,049	2,917	3,155	1,650	1,522	1,655
Diabetes	852	849	974	1,284	1,106	1,085	352	307	279
Reportable segment net sales	16,471	16,212	15,876	9,929	9,245	9,907	5,742	5,273	5,176
Other operating segment (4)	91	160	259	50	163	218	81	172	250
Total net sales	$16,562	$16,373	$16,135	$9,979	$9,408	$10,126	$5,823	$5,446	$5,426
(1)U.S. includes the United States and U.S. territories.
(2)Non-U.S. developed markets include Japan, Australia, New Zealand, Korea, Canada, and the countries within Western Europe.
(3)Emerging markets include the countries of the Middle East, Africa, Latin America, Eastern Europe, and the countries of Asia that are not included in the non-U.S. developed markets, as defined above.
(4)Includes historical operations and ongoing transition agreements from businesses the Company has exited or divested, which primarily includes the Company's ventilator product line and the Renal Care Solutions business.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At April 26, 2024, $1.0 billion of rebates were classified as other accrued expenses, and $574 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 28, 2023, $1.1 billion of rebates were classified as other accrued expenses, and $555 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. During fiscal year 2024, adjustments to rebate and return reserves recognized in revenue that were included in the rebate and return reserves at the beginning of the period were not material.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 26, 2024 and April 28, 2023 was $453 million and $405 million, respectively. At April 26, 2024 and April 28, 2023, $352 million and $314 million was included in other accrued expenses, respectively, and $101 million and $91 million was included in other liabilities, respectively. During the fiscal year ended April 26, 2024, the Company recognized $324 million of revenue that was included in deferred revenue as of April 28, 2023. During the fiscal year ended April 28, 2023, the Company recognized $240 million of revenue that was included in deferred revenue at April 29, 2022.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At April 26, 2024, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.5 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two years.
3. Acquisitions and Dispositions
Acquisition Activity
The Company had acquisitions during fiscal years 2024 and 2023 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired. The results of operations of acquired businesses and the pro forma impact of the acquisitions during fiscal years 2024 and 2023 was not significant, either individually or in the aggregate, to the consolidated results of the Company. Purchase price allocation adjustments for fiscal years 2024 and 2023 business combinations were not significant.
Fiscal Year 2024
The acquisition date fair value of net assets acquired during the fiscal year ended April 26, 2024 was $335 million. Based on preliminary valuations, assets acquired were primarily comprised of $131 million of goodwill, $150 million of IPR&D, and $29 million of technology-based intangible assets with estimated useful lives of 10 years. For tax purposes, $51 million of goodwill is deductible while $80 million is not deductible. The Company recognized $30 million of non-cash contingent consideration liabilities in connection with these business combinations during the fiscal year ended April 26, 2024, which are comprised of revenue and product development milestone-based payments.
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
Affera, Inc.
On August 30, 2022, the Company acquired Affera, Inc. (Affera) a privately-held company focused on the development of cardiac mapping and navigation systems and catheter-based cardiac ablation technologies. The acquisition expands the Cardiovascular segment suite of advanced cardiac ablation products and accessories, including its first cardiac mapping and navigation platform. Total consideration, net of cash acquired for the transaction, was $904 million. The Company acquired $660 million of goodwill and $300 million of IPR&D, which was capitalized into intangible assets during the fourth quarter of fiscal year 2023. The goodwill is not deductible for tax purposes. The Company recognized $201 million of non-cash contingent consideration liabilities in connection with the acquisition, which are comprised of product development milestone-based payments. Revenue and net loss attributable to Affera since the date of acquisition as well as costs incurred in connection with the acquisition included in the consolidated statements of income were not significant for fiscal year 2023.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Disposal Activity
Ventilator Product Line Exit
On February 20, 2024, the Company announced the decision to exit its ventilator product line and retain and combine the remaining Patient Monitoring and Respiratory Interventions (PMRI) businesses into one business unit called Acute Care and Monitoring (ACM). In connection with this decision, the Company recorded pre-tax charges of $439 million, including $369 million recognized within other operating expense (income), net and $70 million recognized in cost of products sold in the consolidated statements of income in fiscal year 2024. The charges included $371 million of non-cash impairments and write-downs primarily related to $295 million of long-lived intangible asset impairments and $70 million of inventory-write downs. The other charges primarily related to contract cancellation costs and severance. The Company will continue to honor existing ventilator contracts to serve the needs of its customers and their patients.
Renal Care Solutions (RCS) Disposition
On May 25, 2022, the Company and DaVita Inc. (DaVita) entered into a definitive agreement for the Company to sell half of its RCS business, and on April 1, 2023, completed the transaction. This sale is part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. At closing, the Company received $45 million cash consideration, recorded non-cash contingent consideration receivables valued at $195 million, made an additional cash investment of $224 million, and retained a 50% non-controlling equity interest in Mozarc valued at $307 million. For the contingent consideration receivables, the maximum consideration the Company could receive in the future is $300 million based on the achievement of certain milestones, as further described below. The Company recorded non-cash pre-tax charges of $136 million in fiscal year 2023, primarily related to impairment of goodwill and changes in the carrying amount of the disposal group, recognized in other operating expense (income), net in the consolidated statements of income. Refer to Note 9 to the consolidated financial statements for additional information on the goodwill impairment. Refer to Note 5 to the consolidated financial statements for additional information on the Company’s retained 50% equity investment in Mozarc as a result of this transaction.
The Company determined that the sale of the RCS business did not meet the criteria to be classified as discontinued operations.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Mechanical Circulatory Support (MCS) Business Exit
In June 2021, the Company announced the decision to stop the distribution and sale of the Medtronic HVAD System. In connection with this decision, the Company recorded pre-tax charges of $881 million, including $58 million recognized in costs of products sold and $823 million recognized within other operating expense (income), net in the consolidated statement of income in fiscal year 2022. The charges included $515 million of non-cash impairments and write-downs primarily related to $409 million of intangible asset impairments and $58 million of inventory write-downs. The Company also recorded charges of $366 million for commitments and obligations associated with the decision, which included charges for patient support obligations, restructuring, and other associated costs.
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
The fair value of contingent consideration liabilities at April 26, 2024 and April 28, 2023 was $149 million and $206 million, respectively. At April 26, 2024, $96 million was recorded in other accrued expenses, and $53 million was recorded in other liabilities on the consolidated balance sheets. At April 28, 2023, $34 million was reflected in other accrued expenses, and $171 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Fiscal Year
(in millions)	2024	2023
Beginning Balance	$206	$119
Purchase price contingent consideration	30	274
Payments	(104)	(154)
Change in fair value	18	(24)
Divestiture-related and other	—	(8)
Ending Balance	$149	$206
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

(in millions)	Fair Value at April 26, 2024	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$80	Discount rate	16.5% - 28.2%	20.3%
		Projected fiscal year of payment	2025 - 2030	2027
Product development and other milestone-based payments	$69	Discount rate	5.5% - 5.5%	5.5%
		Projected fiscal year of payment	2025 - 2027	2026
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In connection with the sale of our RCS business as further discussed above, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2025 through 2029. The fair value of the contingent consideration receivable at April 26, 2024 and April 28, 2023 was $58 million and $195 million, respectively, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	Fiscal Year
(in millions)	2024	2023
Beginning balance	$195	$—
Purchase price contingent consideration	—	195
Change in fair value	(138)	—
Ending balance	$58	$195
4. Restructuring Charges
In fiscal year 2024, the Company incurred $389 million of restructuring and associated costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives. In fiscal years 2023 and 2022, restructuring costs primarily related to Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total cumulative pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total cumulative pre-tax charges of $0.5 billion. In addition, in the fourth quarter of fiscal year 2023, the Company incurred $0.3 billion of restructuring charges primarily related to employee termination benefits to support cost reduction initiatives. These charges were incremental to charges incurred under our Enterprise Excellence and Simplification programs noted above.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits in fiscal year 2023. Associated costs primarily include salaries and wages of employees that are fully-dedicated to restructuring programs, consulting fees, and asset write-offs.
The following table presents the classification of restructuring costs in the consolidated statements of income:

	Fiscal year
(in millions)	2024	2023	2022
Cost of products sold	$55	$97	$117
Selling, general, and administrative expenses	108	173	158
Restructuring charges, net(1)	226	375	60
Total restructuring and associated costs	$389	$647	$335
(1) In fiscal year 2023, restructuring charges, net included $94 million of incremental defined benefit, defined contribution, and post-retirement related expenses for employees that accepted voluntary early retirement packages.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity related to restructuring programs for fiscal years 2024 and 2023:

(in millions)	Employee Termination Benefits(1)	Associated and Other Costs	Total
April 29, 2022	$81	$28	$110
Charges	285	279	564
Cash payments	(150)	(281)	(433)
Accrual adjustments(2)	(11)	(1)	(12)
April 28, 2023	204	25	230
Charges	233	163	396
Cash payments	(292)	(161)	(453)
Settled non-cash	—	(16)	(16)
Accrual adjustments(2)	(8)	—	(8)
April 26, 2024	$136	$11	$147
(1)In fiscal year 2023, restructuring charges, net included $94 million of incremental defined benefit, defined contribution, and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing restructuring charges above, as they are associated with costs that are accounted for under the pension and post-retirement rules.
(2)Accrual adjustments relate to certain employees identified for termination finding other positions within the Company or contract terminations being settled for less than originally estimated.
5. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 26, 2024 and April 28, 2023:

	April 26, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$494	$—	$(22)	$472	$472	$—
Level 2:
Corporate debt securities	3,953	4	(125)	3,832	3,832	—
U.S. government and agency securities	847	—	(43)	804	804	—
Mortgage-backed securities	692	1	(50)	643	643	—
Non-U.S. government and agency securities	5	—	—	5	5	—
Other asset-backed securities	941	2	(9)	934	934	—
Total Level 2	6,438	7	(227)	6,218	6,218	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,968	$7	$(252)	$6,723	$6,690	$33

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	April 28, 2023
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$527	$—	$(22)	$505	$505	$—
Level 2:
Corporate debt securities	4,140	6	(162)	3,984	3,984	—
U.S. government and agency securities	879	—	(45)	834	834	—
Mortgage-backed securities	560	—	(54)	506	506	—
Non-U.S. government and agency securities	15	—	—	15	15	—
Certificates of deposit	10	—	—	10	10
Other asset-backed securities	580	—	(19)	561	561	—
Total Level 2	6,185	6	(281)	5,911	5,911	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,748	$6	$(305)	$6,449	$6,416	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.
The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at April 26, 2024 and April 28, 2023:

	April 26, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$661	$(10)	$2,448	$(116)
U.S. government and agency securities	177	(4)	730	(61)
Mortgage-backed securities	—	—	582	(50)
Other asset-backed securities	—	—	502	(9)
Auction rate securities	—	—	33	(3)
Total	$838	$(14)	$4,296	$(238)

	April 28, 2023
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$286	$(4)	$2,901	$(158)
U.S. government and agency securities	89	(3)	821	(64)
Mortgage-backed securities	26	(1)	460	(53)
Other asset-backed securities	—	—	545	(19)
Auction rate securities	—	—	33	(3)
Total	$401	$(8)	$4,760	$(297)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the fiscal years ended April 26, 2024 and April 28, 2023. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

(in millions)	April 26, 2024	April 28, 2023	April 29, 2022
Proceeds from sales	$7,359	$7,321	$9,611
Gross realized gains	24	10	15
Gross realized losses	(26)	(43)	(18)
The contractual maturities of available-for-sale debt securities at April 26, 2024 are shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,548	$1,534
Due after one year through five years	3,644	3,479
Due after five years through ten years	758	744
Due after ten years	1,019	967
Total	$6,968	$6,723
Interest income is recognized in other non-operating income, net, in the consolidated statements of income. For fiscal years 2024, 2023, and 2022 there was $597 million, $386 million, and $186 million of interest income, respectively.
Equity Securities, Equity Method Investments, and Other Investments
The Company holds investments in equity securities with readily determinable fair values, equity method investments for which the Company has elected the fair value option, equity investments without readily determinable fair values, investments accounted for under the equity method, and other investments. Equity securities with readily determinable fair values are included in Level 1 of the fair value hierarchy, as they are measured using quoted market prices. Equity method investments for which the Company has elected the fair value option are included within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. To determine the fair value of these investments, the Company uses a discounted cash flow methodology, taking into consideration various assumptions including discount rate, and all pertinent financial information available related to the investees, including the timing of anticipated product launches, historical financial results, and projections of future cash flows. Equity investments that do not have readily determinable fair values, and that are not accounted for via the fair value option, are included within Level 3 of the fair value hierarchy, as they are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
The following table summarizes the Company's equity and other investments at April 26, 2024 and April 28, 2023, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	April 26, 2024	April 28, 2023
Investments with readily determinable fair value (marketable equity securities)	$28	$115
Investments for which the fair value option has been elected	311	531
Investments without readily determinable fair values	859	872
Equity method and other investments	84	89
Total equity and other investments	$1,282	$1,607
Gains and losses on the Company's portfolio of equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the fiscal year ended April 26, 2024, there were $291 million of net unrealized losses on equity securities and other investments still held at April 26, 2024. During the fiscal year ended April 28, 2023, there were $56 million of net unrealized gains on equity securities and other investments still held at April 28, 2023.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Mozarc Medical Investment
As further described in Note 3, on April 1, 2023 the Company sold half of its RCS business to Mozarc, and as a result of the transaction the Company retained a 50% equity interest in Mozarc. Although the equity investment provides the Company with the ability to exercise significant influence over Mozarc, the Company has elected the fair value option to account for this equity investment. The Company believes the fair value option best reflects the economics of the underlying transaction.
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the fiscal year ended April 26, 2024, the Company recognized a loss of $220 million, primarily driven by the timing of anticipated product launches, historical financial results, and projections of future cash flows.
The following table provides a reconciliation of the beginning and ending balances of the Mozarc investment for which the fair value option has been elected:

	Fiscal Year
(in millions)	2024	2023
Beginning Balance	$531	$—
Initial valuation	—	307
Additional cash investment	—	224
Change in fair value	(220)	—
Ending Balance	$311	$531
6. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 26, 2024	April 28, 2023
Bank borrowings	$13	$13
Finance lease obligations	6	7
Commercial Paper	1,073	—
Current debt obligations	$1,092	$20
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
There was $1.1 billion commercial paper outstanding at April 26, 2024. During fiscal year 2024, the weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average interest rate was 5.45 percent. There was no commercial paper outstanding at April 28, 2023. During fiscal year 2023, the weighted average original maturity of the commercial paper outstanding was approximately 22 days and the weighted average interest rate was 4.34 percent. The issuance of commercial paper reduces the amount of credit available under the Company's existing credit facility, defined below.
Line of Credit On December 12, 2023, Medtronic Luxco, as borrower, entered into an amendment to its amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, extending the maturity date of the Credit Facility to December 2028.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 26, 2024 and April 28, 2023, no amounts were outstanding under the Credit Facility.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The Company's long-term debt obligations consisted of the following:

		April 26, 2024		April 28, 2023
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
0.250 percent six-year 2019 senior notes	2026	1,070	0.44	1,097	0.44
2.625 percent three-year 2022 senior notes	2026	535	2.86	549	2.86
0.000 percent five-year 2020 senior notes	2026	1,070	0.23	1,097	0.23
1.125 percent eight-year 2019 senior notes	2027	1,606	1.25	1,646	1.25
4.250 percent five-year 2023 senior notes	2028	1,000	4.42	1,000	4.42
3.000 percent six-year 2022 senior notes	2029	1,070	3.10	1,097	3.09
0.375 percent eight-year 2020 senior notes	2029	1,070	0.51	1,097	0.51
1.625 percent twelve-year 2019 senior notes	2031	1,070	1.75	1,097	1.75
1.000 percent twelve-year 2019 senior notes	2032	1,070	1.06	1,097	1.06
3.125 percent nine-year 2022 senior notes	2032	1,070	3.25	1,097	3.25
0.750 percent twelve-year 2020 senior notes	2033	1,070	0.81	1,097	0.81
4.500 percent ten-year 2023 senior notes	2033	1,000	4.62	1,000	4.62
3.375 percent twelve-year 2022 senior notes	2035	1,070	3.44	1,097	3.44
4.375 percent twenty-year 2015 senior notes	2035	1,932	4.47	1,932	4.47
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	4.67	253	4.67
2.250 percent twenty-year 2019 senior notes	2039	1,070	2.34	1,097	2.34
6.500 percent thirty-year 2009 senior notes	2039	158	6.56	158	6.56
1.500 percent twenty-year 2019 senior notes	2040	1,070	1.58	1,097	1.58
5.550 percent thirty-year 2010 senior notes	2040	224	5.58	224	5.58
1.375 percent twenty-year 2020 senior notes	2041	1,070	1.46	1,097	1.46
4.500 percent thirty-year 2012 senior notes	2042	105	4.54	105	4.54
4.000 percent thirty-year 2013 senior notes	2043	305	4.09	305	4.09
4.625 percent thirty-year 2014 senior notes	2044	127	4.67	127	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,813	4.69	1,813	4.69
1.750 percent thirty-year 2019 senior notes	2050	1,070	1.87	1,097	1.87
1.625 percent thirty-year 2020 senior notes	2051	1,070	1.75	1,097	1.75
Finance lease obligations	2026-2036	55	10.17	57	9.91
Debt discount, net	2026-2051	(55)	—	(64)	—
Deferred financing costs	2026-2051	(110)	—	(124)	—
Long-term debt		$23,932		$24,344
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Subsequent to year-end, on June 3, 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal year 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.
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
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs and debt discount, net, are as follows:

(in millions)
2025	$1,092
2026	2,684
2027	1,612
2028	1,006
2029	2,146
Thereafter	16,649
Total	$25,189
For fiscal years 2024, 2023, and 2022, there was $916 million, $743 million, and $553 million of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and charges recognized in connection with the early redemption of senior notes, recognized in interest expense, net in the consolidated statements of income.
Financial Instruments Not Measured at Fair Value
At April 26, 2024, the estimated fair value of the Company’s Senior Notes was $21.2 billion compared to a principal value of $24.0 billion. At April 28, 2023, the estimated fair value was $21.7 billion compared to a principal value of $24.5 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
At inception, foreign currency forward and option contracts are designated as a cash flow hedge. Changes in the fair value of these derivatives are reported as a component of accumulated other comprehensive loss until the hedged transaction affects earnings. When the hedged transaction affects earnings, the gain or loss on the derivative is reclassified to earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings on a straight-line basis over the term of the hedge. Cash flows are reported as operating activities in the consolidated statements of cash flows.
The Company's cash flow hedges will mature within the subsequent three-year period. At April 26, 2024 and April 28, 2023, the Company had $229 million and $93 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $158 million of after-tax net unrealized gains at April 26, 2024 will be recognized in the consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the twelve months ended April 26, 2024 and April 28, 2023, the Company recognized $197 million and $107 million, respectively, of after-tax unrealized gains related to excluded components in interest expense, net. The cash flows related to the Company’s derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	April 26, 2024	April 28, 2023
Currency exchange rate contracts	Cash flow hedge	$10.4	$9.1
Currency exchange rate contracts(1)	Net investment hedge	7.4	7.2
Foreign currency-denominated debt(2)	Net investment hedge	17.1	17.6
Currency exchange rate contracts	Undesignated	5.9	5.8
(1)At April 26, 2024, includes derivative contracts with a notional value of €5.0 billion, or $5.4 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322 billion, or $2.1 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2025 through 2033.
(2)At April 26, 2024, includes €16.0 billion, or $17.1 billion, of outstanding Euro-denominated debt designated as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2026 through 2051.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2024, 2023, and 2022 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income			(Gain) Loss Reclassified into Income

	Fiscal Year			Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2024	2023	2022	2024	2023	2022
Cash flow hedges
Currency exchange rate contracts	$(416)	$(161)	$(953)	$(312)	$(703)	$(144)	Other operating expense (income), net
Currency exchange rate contracts	(124)	(79)	18	(57)	(3)	61	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	(431)	524	(2,299)	—	—	—	N/A
Currency exchange rate contracts	(202)	73	—	—	—	—	N/A
Total	$(1,173)	$356	$(3,234)	$(369)	$(706)	$(83)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2024, 2023, and 2022 were as follows:

	(Gain) Loss Recognized in Income
	Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2024	2023	2022
Currency exchange rate contracts	$136	$31	$(54)	Other operating expense (income), net
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 26, 2024 and April 28, 2023. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	April 26, 2024	April 28, 2023	Balance Sheet Classification	April 26, 2024	April 28, 2023	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$368	$318	Other current assets	$37	$109	Other accrued expenses
Currency exchange rate contracts	276	33	Other assets	17	117	Other liabilities
Total derivatives designated as hedging instruments	644	351		54	226
Derivatives not designated as hedging instruments
Currency exchange rate contracts	15	17	Other current assets	12	10	Other accrued expenses
Total derivatives	$659	$368		$66	$236

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 26, 2024		April 28, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$659	$66	$368	$236
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

	April 26, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$659	$(66)	$(101)	$492
Derivative liabilities:
Currency exchange rate contracts	(66)	66	—	—
Total	$593	$—	$(101)	$492

	April 28, 2023
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$368	$(189)	$(11)	$168
Derivative liabilities:
Currency exchange rate contracts	(236)	189	—	(48)
Total	$132	$—	$(11)	$121
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
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 26, 2024 and April 28, 2023, the Company received net cash collateral of $101 million and $11 million, respectively,

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

from its counterparties. Cash collateral posted is recorded as a reduction in cash and cash equivalents, with the offset recorded as an increase in other current assets in the consolidated balance sheets. Cash collateral received is recorded as an increase in cash and cash equivalents with the offset recorded in other accrued expenses in the consolidated balance sheets.
8. Inventories
Inventory balances were as follows:

(in millions)	April 26, 2024	April 28, 2023
Finished goods	$3,668	$3,440
Work-in-process	642	789
Raw materials	907	1,063
Total	$5,217	$5,293
9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 29, 2022	$7,160	$11,132	$19,957	$2,254	$40,502
Goodwill as a result of acquisitions	726	615	—	—	1,340
Purchase accounting adjustments	(6)	2	—	—	(5)
Sale of RCS business	—	—	(208)	—	(208)
Currency translation and other	(6)	(30)	(170)	1	(204)
April 28, 2023	7,873	11,718	19,579	2,255	41,425
Goodwill as a result of acquisitions	131	—	—	—	131
Purchase accounting adjustments	(5)	—	—	—	(5)
Currency translation and other	(33)	(74)	(458)	—	(565)
April 26, 2024	$7,966	$11,644	$19,121	$2,255	$40,986
As further described in Note 19, the Company had changes to the operating segments during fiscal year 2024. As of the beginning of fiscal year 2024, the Medical Surgical portfolio was separated into two operating segments, and each new operating segment was considered a standalone reporting unit as of the beginning of fiscal year 2024. As a result of this change, the Company allocated all goodwill that was previously assigned to the Medical Surgical reporting unit to the Surgical/Endoscopy reporting unit and the Patient Monitoring/Respiratory Interventions (PMRI) reporting unit using a relative fair value allocation approach. The effected reporting units were tested for impairment before and after the alignment. No goodwill impairment was identified in either test as of the beginning of the fiscal year 2024.
Additionally, during the fourth quarter of fiscal year 2024, the Company's operating segments changed again resulting in the two reporting units created in the first quarter to be combined into the Medical Surgical reporting unit. All goodwill that was previously assigned to the two reporting units was combined into the Medical Surgical reporting unit.
The Company did not recognize any goodwill impairment charges during fiscal years 2024 or 2022. As a result of the agreement with DaVita, as disclosed in Note 3, the Company allocated $208 million of goodwill to the RCS business that met the criteria to be classified as held for sale during the first quarter of fiscal year 2023 and was subsequently sold on April 1, 2023. Upon allocation, a goodwill impairment test was performed for the RCS business, and the Company recognized $61 million of goodwill impairment charges during fiscal year 2023. The goodwill impairment charges are recognized in other operating expense (income), net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 26, 2024		April 28, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,518	$(8,689)	$16,956	$(7,979)
Purchased technology and patents	11,557	(6,868)	11,659	(6,277)
Trademarks and tradenames	424	(274)	486	(280)
Other	256	(84)	116	(69)
Total	$28,755	$(15,915)	$29,217	$(14,605)
Indefinite-lived:
IPR&D	$385	$—	$232	$—
During fiscal year 2024, the Company recognized $295 million of definite-lived intangible asset impairment charges in connection with the decision to exit its ventilator product line. The intangible asset impairment charges primarily related to purchased technology, customer-related intangibles, and trade names. During fiscal year 2022, the Company recognized $409 million of definite-lived intangible asset impairment charges in connection with the Company's decision to stop the distribution and sale of the Medtronic HVAD System. The intangible asset impairment charge primarily related to purchased technology and patents. The intangible asset impairment charges are recognized in other operating expense (income), net in the consolidated statements of income. Refer to Note 3 for additional information on what led to the impairments in fiscal year 2024 and 2022. The Company did not recognize any definite-lived intangible asset impairment charges during fiscal year 2023.
Indefinite-lived intangible asset impairment charges were not significant for fiscal year 2024, 2023, or 2022. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense was $1.7 billion for fiscal years 2024, 2023 and 2022. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 26, 2024, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2025	$1,635
2026	1,623
2027	1,600
2028	1,550
2029	1,471

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

10. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 26, 2024	April 28, 2023	Estimated Useful Lives (in years)
Equipment	$6,396	$6,707	Generally 2-10, up to 15
Computer software	2,872	2,952	Up to 10
Land and land improvements	159	162	Up to 20
Buildings and leasehold improvements	2,506	2,487	Up to 40
Construction in progress	2,119	1,754	—
Property, plant, and equipment	14,052	14,062
Less: Accumulated depreciation	(7,922)	(8,493)
Property, plant, and equipment, net	$6,131	$5,569
Depreciation expense of $954 million, $999 million, and $974 million was recognized in fiscal years 2024, 2023, and 2022, respectively.
11. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 26, 2024, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 26, 2024, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. At April 26, 2024, no A Preferred Shares were outstanding.
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
Ordinary Share Repurchase Program Shares are repurchased on occasion to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2024 and 2023, the Company repurchased approximately 25 million and 6 million shares, respectively, at an average price of $83.04 and $91.31, respectively.
In March 2019, the Company's Board of Directors authorized $6.0 billion for repurchase of the Company's ordinary shares. In March 2024, the Company's Board of Directors authorized an incremental $5.0 billion for share repurchases. There is no specific time-period associated with these repurchase authorizations. At April 26, 2024, the Company had used $5.7 billion of the $11.0 billion authorized under the repurchase program, leaving approximately $5.3 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are cancelled.
12. Stock Purchase and Award Plans
In fiscal year 2024, the Company granted stock awards under the 2021 Medtronic plc Long Term Incentive Plan (2021 Plan). The 2021 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 26, 2024, there were approximately 88 million shares available for future grants under the 2021 Plan.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, performance share units, and employee stock purchase plan (ESPP) in fiscal years 2024, 2023, and 2022:

	Fiscal Year
(in millions)	2024	2023	2022
Stock options	$76	$77	$70
Restricted stock	184	166	184
Performance share units	97	74	66
Employee stock purchase plan	36	38	39
Total stock-based compensation expense	$393	$355	$359

Cost of products sold	$35	$36	$36
Research and development expense	47	39	40
Selling, general, and administrative expense	310	280	283
Total stock-based compensation expense	393	355	359
Income tax benefits	(64)	(60)	(62)
Total stock-based compensation expense, net of tax	$329	$295	$297
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
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2024	2023	2022
Weighted average fair value of options granted	$18.49	$17.76	$22.83
Assumptions used:
Expected life (years)	6.1	6.0	6.0
Risk-free interest rate	4.16%	2.70%	0.90%
Volatility	24.29%	24.05%	23.04%
Dividend yield	3.18%	2.92%	1.95%
The following table summarizes stock option activity during fiscal year 2024:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 28, 2023	30,866	$93.30
Granted	4,823	86.86
Exercised	(1,445)	65.07
Expired/Forfeited/Cancelled	(1,905)	98.12
Outstanding at April 26, 2024	32,339	93.32	4.9	$30
Expected to vest at April 26, 2024	8,914	95.62	8.4	2
Exercisable at April 26, 2024	22,746	92.46	3.4	28

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised, and the related tax benefit during fiscal years 2024, 2023, and 2022:

	Fiscal Year
(in millions)	2024	2023	2022
Cash proceeds from options exercised	$78	$77	$209
Intrinsic value of options exercised	28	42	174
Tax benefit related to options exercised	6	9	40
Unrecognized compensation expense related to outstanding stock options at April 26, 2024 was $90 million and is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Restricted stock units are expensed over the vesting period and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The expense recognized for restricted stock units is equal to the grant date fair value, which is equal to the closing stock price on the date of grant. The majority of the Company's restricted stock units either have a four-year ratable vesting term or cliff vest after three years. Restricted stock units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period.
The following table summarizes restricted stock activity during fiscal year 2024:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 28, 2023	5,189	$102.34
Granted	3,297	82.80
Vested	(1,819)	102.17
Forfeited/Cancelled	(526)	99.34
Nonvested at April 26, 2024	6,142	92.57
The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2024, 2023, and 2022:

	Fiscal Year
(in millions, except per share data)	2024	2023	2022
Weighted-average grant-date fair value per restricted stock	$82.80	$91.83	$127.47
Fair value of restricted stock vested	186	256	194
Tax benefit related to restricted stock vested	29	45	52
Unrecognized compensation expense related to restricted stock as of April 26, 2024 was $361 million and is expected to be recognized over a weighted average period of 2.6 years.
Performance Share Units Performance share units typically cliff vest after three years. The awards include three metrics: relative total shareholder return (rTSR), revenue growth, and return on investor capital (ROIC). rTSR is considered a market condition metric, and the expense is determined at the grant date and will not be adjusted even if the market condition is not met. Revenue growth and ROIC are considered performance metrics, and the expense is recorded over the performance period, which will be reassessed each reporting period based on the probability of achieving the various performance conditions. The number of shares earned at the end of the three-year period will vary, based on only actual performance, from 0% to 200% of the target number of performance share units granted. Performance share units are subject to forfeiture if employment terminates prior to the lapse of the restrictions. Performance share units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on performance share units for each component of the award during the vesting period.
The Company calculates the fair value of the performance share units for each component individually. The fair value of the rTSR metric will be determined using the Monte Carlo valuation model. The fair value of the revenue growth and ROIC metrics are equal to the closing stock price on the grant date.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes performance share unit activity during fiscal year 2024:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 28, 2023	2,043	$119.88
Granted	1,283	104.78
Vested	(249)	129.49
Performance adjustments (1)	(455)	147.92
Forfeited/Cancelled	(200)	113.57
Nonvested at April 26, 2024	2,422	106.50
(1)Performance adjustments are adjustments to grants where the performance period has ended and actual performance is known.
The following table summarizes the weighted-average grant date fair value of performance share units granted, total fair value of performance share units vested and related tax benefit during fiscal year 2024, 2023, and 2022:

	Fiscal Year
(in millions, except per share data)	2024	2023	2022
Weighted-average grant-date fair value per performance share units	$104.78	$98.17	$149.16
Fair value of performance share units vested	78	—	—
Tax benefit related to performance share units vested	3	—	—
Unrecognized compensation expense related to performance share units as of April 26, 2024 was $89 million and is expected to be recognized over a weighted average period of 1.6 years.
Employees Stock Purchase Plan (ESPP) The Company's shareholders approved the Medtronic plc 2024 Employee Stock Purchase Plan (2024 Plan) on October 19, 2023, which provides for a maximum of 30 million ordinary shares to be purchased by participating employees. The 2024 Plan replaced the Medtronic plc Amended and Restated 2014 Employees Stock Purchase Plan (2014 Plan) starting January 1, 2024. The 2024 Plan allows participating employees to purchase the Company's ordinary shares at a discount through payroll deductions. The expense recognized for shares purchased under the Company’s 2014 Plan and 2024 Plan is equal to the 15 percent discount the employee receives. Employees purchased 3 million shares at an average price of $71.10 per share in fiscal year 2024. At April 26, 2024, approximately 29 million ordinary shares were available for future purchase under the 2024 Plan.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes
The income tax provision is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2024	2023	2022
U.S.	$750	$1,295	$436
International	4,087	4,069	5,081
Income before income taxes	$4,837	$5,364	$5,517
The income tax provision consists of the following:

	Fiscal Year
(in millions)	2024	2023	2022
Current tax expense:
U.S.	$756	$1,303	$467
International	905	530	599
Total current tax expense	1,661	1,833	1,066
Deferred tax (benefit) expense:
U.S.	(435)	(336)	(402)
International	(93)	83	(209)
Net deferred tax benefit	(528)	(253)	(611)
Income tax provision	$1,133	$1,580	$456

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 26, 2024	April 28, 2023
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$11,775	$10,803
Intangible assets	2,858	2,259
Capitalization of research and development	1,255	971
Other accrued liabilities	404	458
Accrued compensation	374	312
Pension and post-retirement benefits	—	66
Stock-based compensation	147	141
Inventory	138	135
Deferred revenue	172	37
Lease obligations	157	150
Federal and state benefit on uncertain tax positions	21	79
Interest limitation	608	377
Unrealized gain on available-for-sale securities and derivative financial instruments	13	39
Other	355	240
Gross deferred tax assets	18,277	16,067
Valuation allowance	(13,271)	(11,311)
Total deferred tax assets	5,006	4,756
Deferred tax liabilities:
Intangible assets	(1,406)	(1,551)
Realized loss on derivative financial instruments	(70)	(70)
Right of use leases	(149)	(147)
Accumulated depreciation	(110)	(109)
Outside basis difference of subsidiaries	(90)	(119)
Pension and post-retirement benefits	(45)	—
Other	(90)	(80)
Total deferred tax liabilities	(1,960)	(2,076)
Prepaid income taxes	520	480
Income tax receivables	406	494
Tax assets, net	$3,972	$3,654
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$830	$885
Tax assets	3,657	3,477
Deferred tax liabilities	(515)	(708)
Tax assets, net	$3,972	$3,654
No deferred taxes have been provided on the approximately $86.3 billion and $83.7 billion of undistributed earnings of the Company’s subsidiaries at April 26, 2024 and April 28, 2023, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.
At April 26, 2024, the Company had approximately $11.3 billion of tax effected net operating loss carryforwards in certain non-U.S. jurisdictions, of which $5.1 billion have no expiration, and the remaining $6.2 billion will expire during fiscal years 2025 through 2041.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Included in these net operating loss carryforwards are $4.0 billion of tax effected net operating losses generated in fiscal year 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities; and $5.1 billion of tax effected net operating losses generated during fiscal year 2023 as a result of an intercompany reorganization. The Company has recorded a full valuation allowance against these net operating losses, as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S. net operating loss carryforwards of $2.2 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 26, 2024, the Company had $81 million of tax effected U.S. federal net operating loss carryforwards, of which $56 million have no expiration. The remaining loss carryforwards will expire during fiscal years 2025 through 2036. For U.S. state purposes, the Company had $90 million of tax effected net operating loss carryforwards at April 26, 2024, $12 million of which have no expiration. The remaining U.S. state loss carryforwards will expire during fiscal years 2025 through 2042.
At April 26, 2024, the Company also had $292 million of tax credits available to reduce future income taxes payable, of which $122 million have no expiration. The remaining credits will expire during fiscal years 2025 through 2043.
The Company has established valuation allowances of $13.3 billion and $11.3 billion at April 26, 2024 and April 28, 2023, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2024 is primarily related to the finalization of certain tax returns as well as an increase in the Swiss Cantonal tax rate applied to previously recorded deferred tax assets and associated valuation allowances. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.2	0.1	0.2
Research and development credit	(2.2)	(1.9)	(1.3)
Puerto Rico excise tax	—	(1.0)	(1.1)
International	(6.7)	(8.0)	(10.9)
Stock based compensation	0.3	0.2	(0.8)
Uncertain tax positions and interest	1.3	1.2	0.2
Base erosion anti-abuse tax	0.3	—	0.9
Foreign derived intangible income benefit	(1.7)	(1.2)	(1.0)
Certain tax adjustments	6.2	17.0	(0.9)
U.S. tax on foreign earnings	3.5	2.5	2.2
Other, net	1.2	(0.4)	(0.2)
Effective tax rate	23.4%	29.5%	8.3%
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office in June 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during fiscal year 2024 and filed an appeal with the Supreme Court of Israel.
During fiscal year 2024, the net cost from certain tax adjustments of $299 million, recognized in income tax provision in the consolidated statement of income, included the following:
•A cost of $187 million associated with a reserve adjustment related to the Israeli Central-Lod District Court decision with respect to a deemed taxable transfer of intellectual property.
•A cost of $124 million related to a change in valuation allowance on previously recorded net operating losses.
•A benefit of $95 million related to a Swiss Cantonal tax rate change on previously recorded deferred tax assets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

•A cost of $50 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A cost of $33 million associated with a change in the Company’s permanent reinvestment assertion on certain historical earnings.
During fiscal year 2023, the net benefit from certain tax adjustments of $910 million, recognized in income tax provision in the consolidated statement of income, included the following:
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
Currently, the Company’s operations in Puerto Rico, Singapore, Dominican Republic, Costa Rica, and China have various tax holidays and tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings by $229 million, $115 million, and $248 million in fiscal years 2024, 2023, and 2022, respectively, and diluted earnings per share by $0.17, $0.09, and $0.18, in fiscal years 2024, 2023, and 2022, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2025 and 2049. The tax incentive grants which expired during fiscal year 2024 did not have a material impact on the Company's consolidated financial statements.
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which will be effective for the Company in fiscal year 2025. The Company is continuing to evaluate the potential impacts of proposed and enacted legislative changes as new guidance becomes available. There are no impacts of this global minimum tax in the consolidated financial statements for the fiscal year ended April 26, 2024.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $2.8 billion, $2.7 billion, and $1.7 billion of gross unrecognized tax benefits at April 26, 2024, April 28, 2023, and April 29, 2022, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2024, 2023, and 2022 is as follows:

	Fiscal Year
(in millions)	2024	2023	2022
Gross unrecognized tax benefits at beginning of fiscal year	$2,682	$1,661	$1,668
Gross increases:
Prior year tax positions	121	980	1
Current year tax positions	85	89	40
Gross decreases:
Prior year tax positions	(2)	(12)	(29)
Settlements	(55)	(4)	(8)
Statute of limitation lapses	(7)	(32)	(11)
Gross unrecognized tax benefits at end of fiscal year	2,824	2,682	1,661
Cash advance paid to taxing authorities	(934)	(918)	(859)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$1,890	$1,764	$802
If all of the Company’s unrecognized tax benefits at April 26, 2024, April 28, 2023, and April 29, 2022 were recognized, $2.7 billion, $2.5 billion, and $1.6 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately reserved for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $1.8 billion as a noncurrent liability. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions, excluding interest, could decrease by as much as $15 million, net as a result of statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in income tax provision in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. During fiscal years 2024, 2023, and 2022, the Company recognized gross interest expense of $134 million, $86 million, and $17 million, respectively, in income tax provision in the consolidated statements of income. The Company had $19 million, $61 million, and $117 million of accrued gross interest and penalties at April 26, 2024, April 28, 2023, and April 29, 2022, respectively.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	2005
Australia	2023
Brazil	2018
Canada	2013
China	2015
Costa Rica	2020
Dominican Republic	2020
France	2021
Germany	2017
India	2002
Ireland	2020
Israel	2010
Italy	2019
Japan	2020
Korea	2022
Luxembourg	2019
Mexico	2018
Puerto Rico	2014
Singapore	2019
Switzerland	2010
United Kingdom	2020
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
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2024	2023	2022
Numerator:
Net income attributable to ordinary shareholders	$3,676	$3,758	$5,039
Denominator:
Basic – weighted average shares outstanding	1,327.7	1,329.8	1,342.4
Effect of dilutive securities:
Employee stock options	0.7	1.5	6.6
Employee restricted stock units	1.4	1.0	1.6
Employee performance share units	0.4	0.5	0.8
Diluted – weighted average shares outstanding	1,330.2	1,332.8	1,351.4

Basic earnings per share	$2.77	$2.83	$3.75
Diluted earnings per share	$2.76	$2.82	$3.73
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 28 million, 23 million, and 5 million ordinary shares in fiscal year 2024, 2023, and 2022, respectively because their effect would have been anti-dilutive on the Company’s earnings per share.
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net expense related to these plans was $451 million, $494 million, and $459 million in fiscal years 2024, 2023, and 2022, respectively.
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
At April 26, 2024 and April 28, 2023, the funded status of the Company’s benefit plans was $484 million overfunded and $103 million overfunded, respectively.
During fiscal year 2023, the Company offered certain eligible U.S. employees voluntary early retirement packages, resulting in charges of $94 million, primarily related to U.S. pension benefits. The charges were recognized in restructuring charges, net in the consolidated statements of income. See Note 4 for additional information on restructuring charges.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits(1)		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2024	2023	2024	2023
Accumulated benefit obligation at end of year:	$3,144	$3,348	$1,513	$1,422
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,451	$3,526	$1,499	$1,740
Service cost	61	77	42	43
Interest cost	162	142	53	38
Employee contributions	—	—	9	9
Plan curtailments, settlements, and amendments	—	(19)	(10)	(8)
Actuarial (gain) loss(2)	(245)	(210)	116	(303)
Benefits paid	(234)	(140)	(65)	(63)
Special termination benefits(3)	—	74	—	—
Currency exchange rate changes and other	—	—	(41)	43
Projected benefit obligation at end of year	$3,194	$3,451	$1,604	$1,499
Change in plan assets:
Fair value of plan assets at beginning of year	$3,398	$3,559	$1,614	$1,732
Actual return on plan assets	356	(43)	103	(163)
Employer contributions	32	22	40	57
Employee contributions	—	—	9	9
Plan settlements	—	—	(7)	(8)
Benefits paid	(234)	(140)	(65)	(63)
Currency exchange rate changes and other	—	—	(36)	50
Fair value of plan assets at end of year	$3,551	$3,398	$1,659	$1,614
Funded status at end of year:
Fair value of plan assets	$3,551	$3,398	$1,659	$1,614
Benefit obligations	3,194	3,451	1,604	1,499
Over (under) funded status of the plans	357	(53)	54	115
Recognized asset (liability)	$357	$(53)	$54	$115
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$617	$221	$296	$350
Current liabilities	(30)	(24)	(7)	(6)
Non-current liabilities	(230)	(250)	(235)	(228)
Recognized asset (liability)	$357	$(53)	$54	$115
Amounts recognized in accumulated other comprehensive loss:
Prior service (credit) cost	$(16)	$(19)	$(3)	$(3)
Net actuarial loss	534	891	161	76
Ending balance	$517	$873	$158	$73
(1)As of April 24, 2020, the Company announced the freezing of the U.S. pension benefits beginning Plan year 2028. Employees will continue to earn benefits as required by the Medtronic Retirement Plan until April 30, 2027, after which date benefits will no longer be earned and employees will earn benefits through the Medtronic Savings and Investment Plan.
(2)Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). The actuarial gains and losses were primarily driven by increases and decreases in discount rates, respectively.
(3)This represents a portion of the total voluntary early retirement package charges for fiscal year 2023.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 26, 2024 and April 28, 2023. U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2024	2023
Accumulated benefit obligation	$773	$731
Projected benefit obligation	809	772
Plan assets at fair value	334	301
U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2024	2023
Projected benefit obligation	$1,321	$1,285
Plan assets at fair value	819	776
The net periodic benefit cost of the plans includes the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$61	$77	$98	$42	$43	$64
Interest cost	162	142	102	53	38	26
Expected return on plan assets	(261)	(224)	(226)	(72)	(58)	(64)
Amortization of prior service cost	(2)	—	—	(1)	(1)	(1)
Amortization of net actuarial loss (gain)	18	20	64	(1)	2	22
Settlement and curtailment (gain) loss	—	—	—	(3)	2	(10)
Special termination benefits	—	74	—	—	—	—
Net periodic benefit (credit) cost	$(22)	$89	$39	$18	$26	$37
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
The other changes in plan assets and projected benefit obligations recognized in other comprehensive income for fiscal year 2024 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial (gain) loss	$(339)	$86
Prior service cost	—	(1)
Amortization of prior service cost	2	1
Amortization and settlement recognition of actuarial (gain) loss	(18)	3
Effect of exchange rates	—	(3)
Total recognized in other comprehensive income	(355)	85
Total recognized in net periodic benefit cost and other comprehensive income	$(378)	$103

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2024	2023	2022	2024	2023	2022
Critical assumptions – projected benefit obligation:
Discount rate	5.54% - 5.75%	4.73% - 4.99%	4.23% - 4.48%	1.40% - 26.40%	1.30% - 10.70%	0.60% - 25.40%
Rate of compensation increase	3.90%	3.90%	4.83%	2.85%	2.75%	2.70%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	4.73% - 4.99%	4.23% - 4.48%	2.80% - 3.46%	1.30% - 10.70%	0.60% - 25.40%	0.25% - 12.80%
Discount rate – service cost	4.68% - 5.07%	4.12% - 4.51%	2.50% - 3.51%	1.30% - 10.70%	0.60% - 25.40%	0.24% - 12.80%
Discount rate – interest cost	4.73% - 4.90%	3.90% - 4.23%	2.08% - 2.87%	1.30% - 10.70%	0.60% - 25.40%	0.08% - 12.80%
Expected return on plan assets	6.40% - 8.10%	5.30% - 7.20%	5.60% - 7.40%	4.07%	3.48%	3.67%
Rate of compensation increase	3.90%	3.90%	3.90% - 4.83%	2.75%	2.70%	2.90%
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
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 26, 2024 for the plans are 42% equity securities, 34% debt securities, and 24% other.
The plans did not hold any investments in the Company’s ordinary shares at April 26, 2024 or April 28, 2023.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 26, 2024, compared to the U.S. plans actual asset allocations at April 26, 2024 and April 28, 2023 by asset category, are as follows:

U.S. Plans	Target Allocation	Actual Allocation
	April 26, 2024	April 26, 2024	April 28, 2023
Asset Category:
Equity securities	34%	39%	36%
Debt securities	51	40	46
Other	15	21	19
Total	100%	100%	100%
Strong performance on equity securities during the fiscal year resulted in asset allocations different than targets. Management expects to move the allocations closer to target over the intermediate term.

Retirement Benefit Plan Asset Fair Values The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value:
Short-term investments: Short-term investments include money market funds. These investments are valued at the closing price reported in the active markets in which the individual security is traded.
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
Fixed income commingled trusts: Comprised of investments in fixed income securities held in pooled investment vehicles. The valuations of fixed income commingled trusts are based on the respective net asset values which are determined by the fund, either daily or monthly depending on the investment, at market close. The net asset values are reported by the investment manager based on the valuation of the underlying assets held by the fund, less its liabilities. The net asset values are not publicly reported, and funds are valued at the net asset value practical expedient.
Partnership units: Partnership units include investment partnerships that provide exposure to long/short equity, absolute return strategies, private equity investments, and real estate investments. The net asset values are reported by the investment manager based on the valuation of the underlying assets held by the partnerships, less its liabilities. The net asset values are not publicly reported, and funds are valued at the net asset value practical expedient.
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
Measurement using net asset value as a practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 26, 2024 and April 28, 2023.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2024	Level 1	Level 2	Level 3
Short-term investments	$80	$80	$—	$—	$—
Mutual funds	106	106	—	—	—
Equity commingled trusts	942	—	—	—	942
Fixed income commingled trusts	1,273	—	—	—	1,273
Partnership units	1,151	—	—	—	1,151
	$3,551	$186	$—	$—	$3,366

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 28, 2023	Level 1	Level 2	Level 3
Short-term investments	$114	$114	$—	$—	$—
Mutual funds	114	114	—	—	—
Equity commingled trusts	1,211	—	—	—	1,211
Fixed income commingled trusts	968	—	—	—	968
Partnership units	992	—	—	992	—
	$3,398	$227	$—	$992	$2,179

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Partnership Units
April 29, 2022	$1,011
Total realized gains, net	67
Total unrealized gains, net	151
Purchases and sales, net	(238)
April 28, 2023	$992

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2024	Level 1	Level 2	Level 3
Registered investment companies	$1,617	$—	$—	$—	$1,617
Insurance contracts	42	—	—	42	—
	$1,659	$—	$—	$42	$1,617

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 28, 2023	Level 1	Level 2	Level 3
Registered investment companies	$1,571	$—	$—	$—	$1,571
Insurance contracts	44	—	—	44	—
	$1,614	$—	$—	$44	$1,571
Non-U.S. pension benefit assets that are valued using significant unobservable inputs (Level 3) was $42 million and $44 million as of April 26, 2024 and April 28, 2023, respectively.

The Company reviews the fair value hierarchy classification on an annual basis. During the year, the Company reclassified certain investments in the U.S. pension plan from Level 3 to investments measured using net asset value as a practical expedient. Outside of the reclassification, there were no transfers into or out of Level 3 for both the U.S. and non-U.S. pension plans during the fiscal years ended April 26, 2024 and April 28, 2023.
Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2024, the Company made discretionary contributions of approximately $32 million to the U.S. pension plan. Internationally, the Company contributed approximately $40 million for pension benefits during fiscal year 2024. The Company anticipates that it will make contributions of $30 million and $45 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2025. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2025 contributions will be discretionary. The Company believes that pension assets, returns on invested pension assets, and Company contributions will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2025	$184	$71
2026	193	61
2027	201	66
2028	211	68
2029	218	74
2030 – 2034	1,165	417
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $16 million, $11 million, and $20 million in fiscal years 2024, 2023, and 2022, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $235 million and $261 million at April 26, 2024 and April 28, 2023, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $308 million and $302 million at April 26, 2024 and April 28, 2023, respectively. The post-retirement benefit plan assets at both April 26, 2024 and April 28, 2023 primarily comprised of equity and fixed commingled trusts, consistent with the U.S. retirement benefit plan assets outlined in the fair value leveling tables above.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

and Company performance. Expense recognized under these plans was $471 million, $390 million, and $403 million in fiscal years 2024, 2023, and 2022, respectively.
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
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for fiscal year 2024, 2023, and 2022 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases were not material to the consolidated financial statements at April 26, 2024 or April 28, 2023 or for fiscal year 2024, 2023 and 2022. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at April 26, 2024 and April 28, 2023:

(in millions)	Balance Sheet Classification	April 26, 2024	April 28, 2023
Right-of-use assets	Other assets	$1,012	$1,041
Current liability	Other accrued expenses	183	180
Non-current liability	Other liabilities	840	869
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 26, 2024 and April 28, 2023:

	April 26, 2024	April 28, 2023
Weighted-average remaining lease term	8.8 Years	9.1 Years
Weighted-average discount rate	3.4%	2.4%
The following table summarizes the components of total operating lease cost for fiscal year 2024, 2023, and 2022:

	Fiscal Year
(in millions)	2024	2023	2022
Operating lease cost	$232	$211	$195
Short-term lease cost	41	62	65
Total operating lease cost	$273	$273	$260

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal year 2024, 2023, and 2022:

	Fiscal Year
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$232	$210	$174
Right-of-use assets obtained in exchange for operating lease liabilities	220	417	78
The following table summarizes the maturities of the Company's operating leases at April 26, 2024:

(in millions) Fiscal Year	Operating Leases
2025	$203
2026	178
2027	151
2028	113
2029	88
Thereafter	444
Total expected lease payments	1,177
Less: Imputed interest	(154)
Total lease liability	$1,024
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income and the related assets and lease maturities were not material to the consolidated financial statements at or for the fiscal year ended April 26, 2024 and April 28, 2023.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

17. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 30, 2021	$92	$(519)	$(1,458)	$(1,347)	$(253)	$(3,485)
Other comprehensive income (loss) before reclassifications	(304)	(2,080)	2,299	514	781	1,210
Reclassifications	3	—	—	60	(54)	9
Other comprehensive income (loss)	(301)	(2,080)	2,299	574	727	1,219
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
Other comprehensive income (loss) before reclassifications	(78)	(240)	(596)	26	184	(704)
Reclassifications	29	—	—	6	(565)	(530)
Other comprehensive income (loss)	(49)	(240)	(596)	32	(381)	(1,234)
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive income (loss) before reclassifications	29	(846)	633	205	438	457
Reclassifications	17	—	—	7	(302)	(278)
Other comprehensive income (loss)	46	(846)	633	212	136	180
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2024, 2023, and 2022 was an expense of $4 million, a benefit of $21 million, and a benefit of $51 million, respectively. During fiscal years 2024, 2023, and 2022, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $5 million, $9 million and $1 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 5 for additional information.
During fiscal years 2024, 2023, and 2022, the income tax on cumulative translation adjustment was an expense of $3 million, a benefit of $5 million, and a benefit of $8 million, respectively.
During fiscal years 2024, 2023, and 2022, there were no tax impacts on net investment hedges. Refer to Note 7 for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2024, 2023, and 2022 resulted in an expense of $79 million, $6 million, and $134 million, respectively. During fiscal years 2024, 2023, and 2022, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $2 million, $9 million, and $20 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 15 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2024, 2023, and 2022 was an expense of $103 million, $56 million, and $152 million, respectively. Amounts reclassified from AOCI related to cash flow hedges included income taxes of $66 million, $133 million, and $26 million for fiscal years 2024, 2023, and 2022, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense (income), net or cost of products sold. Refer to Note 7 for additional information.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income. During fiscal years 2024, 2023, and 2022, the Company recognized $149 million of certain litigation charges, $30 million of certain litigation income, and $95 million of certain litigation charges, respectively. At April 26, 2024 and April 28, 2023, accrued litigation was approximately $0.2 billion and $0.3 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of May 15, 2024, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 8,350 individual plaintiffs, and certain plaintiffs’

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

law firms have advised the Company that they may file additional cases in the future. Approximately 6,700 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 1,150 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus six one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of May 14, 2024, 27 lawsuits have been filed on behalf of a total of 107 individual plaintiffs, and certain plaintiffs’ law firms have notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
Anti-Corruption Matters
The Company has regular and ongoing interactions with governmental agencies, and its practice is to cooperate with such inquiries. In addition, from time to time, the Company self-discloses potential concerns to governmental regulators. Like many in the medical device industry or with international operations, the Company engages in periodic discussions with the U.S. Securities and Exchange Commission, U.S. Department of Justice, and various authorities in China regarding certain activities, including in China. The Company is committed to regularly evaluating and, as appropriate, strengthening its anti-corruption compliance programs and practices. Any possible future determination that certain of our operations and activities, and/or those of our third-party distributors, are not in compliance with existing laws could result in the imposition of fines, penalties, and equitable remedies in the United States or in other jurisdictions. The Company has not recorded an expense in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
19. Segment and Geographic Information
There were no changes to the reportable segments during the fiscal year ended April 26, 2024. We continue to have four reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit. However, there were changes to the operating segments during fiscal year 2024 as a result of how the Chief Operating Decision Maker (CODM) assesses business performance. During the first quarter of fiscal year 2024, the Medical Surgical Portfolio was separated into two operating segments as a result of the previously contemplated separation of the PMRI businesses, which were previously aggregated based upon similar economic and operating characteristics. In addition, during the first quarter of fiscal year 2024, there were certain Medical Surgical businesses that were moved to the Other line, which primarily related to wind-down activity of the Company's Renal Care Solutions business that was contributed to Mozarc Medical in April 2023. Subsequently, as a result of the February 2024 decision to exit the Company's ventilator product line and retain and combine the remaining PMRI businesses into one business unit as further discussed in Note 3, the two operating segments within the Medical Surgical Portfolio were combined into one operating segment, and the Company's ventilator product line, which was in the Medical Surgical Portfolio, was moved to the Other line during the fourth quarter of fiscal year 2024. Prior period amounts have been recast to reflect the new reporting structure.
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
The primary products and services from which the Medical Surgical Portfolio segment derives its revenues include those focused on diseases of the respiratory system, gastrointestinal tract, lungs, pelvic region, obesity, and other preventable complications.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The primary products from which the Diabetes Operating Unit segment derives its revenues include those focused on diabetes management, including insulin pumps, continuous glucose monitoring systems and sensors, and smart insulin pens.
Segment disclosures are on a performance basis, consistent with internal management reporting. Net sales of the Company's segments include end-customer revenues from the sale of products the segment develops, manufactures, and distributes. Refer to Note 2 for discussion on net sales by segment. There are certain corporate and centralized expenses that are not allocated to the segments. The Company's management evaluates the performance of the segments and allocates resources based on net sales and segment operating profit. Segment operating profit represents income before income taxes, excluding interest income or expense, amortization of intangible assets, centralized distribution costs, currency impact of remeasurement and hedging, non-operating income or expense items, certain corporate charges, stock-based compensation, and other items not allocated to the segments. Prior period amounts have been recast to reallocate certain expenses from segment operating profit to centralized distribution costs to conform to classifications used in the current year as a result in a change to the segment operating profit metric used by the CODM to assess business performance and allocate resources.
The accounting policies of the segments are the same as those described in Note 1. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
Segment Operating Profit

	Fiscal Year
(in millions)	2024	2023	2022
Cardiovascular	$4,474	$4,522	$4,596
Neuroscience	3,940	3,712	3,858
Medical Surgical	3,170	3,048	3,698
Diabetes	394	383	588
Reportable segment operating profit	11,979	11,664	12,740
Other operating segment (1)	10	(89)	(31)
Corporate	(1,784)	(1,763)	(1,724)
Interest expense	(719)	(636)	(553)
Other non-operating income, net	412	515	318
Amortization of intangible assets	(1,693)	(1,698)	(1,733)
Stock-based compensation	(393)	(355)	(358)
Centralized distribution costs	(1,609)	(1,558)	(1,741)
Currency (2)	68	465	70
Restructuring and associated costs	(389)	(647)	(335)
Acquisition and divestiture-related items	(777)	(345)	(838)
Certain litigation charges, net	(149)	30	(95)
IPR&D charges	—	—	(101)
Medical device regulations	(119)	(150)	(102)
Commitments to the Medtronic Foundation and Medtronic LABS	—	(70)	—
Income before income taxes	$4,837	$5,364	$5,517
(1) Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested, which primarily includes the Company's ventilator product line and the Renal Care Solutions business.
(2) Includes the net impact of remeasurement and the Company's hedging programs recorded in other operating expense (income), net.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 26, 2024	April 28, 2023	2024	2023	2022
Cardiovascular	$16,128	$16,036	$199	$209	$210
Neuroscience	18,270	18,346	252	267	265
Medical Surgical	33,586	34,926	194	203	186
Diabetes	3,996	3,930	94	80	67
Total reportable segments	71,980	73,238	739	759	728
Other operating segment (1)	547	1,337	—	2	18
Corporate	17,455	16,373	215	238	228
Total	$89,981	$90,948	$954	$999	$974
(1) Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested, which primarily includes the Company's ventilator product line and the Renal Care Solutions business.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.
The following table presents net sales for fiscal years 2024, 2023, and 2022, and property, plant, and equipment, net at April 26, 2024 and April 28, 2023 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2024	2023	2022	April 26, 2024	April 28, 2023
Ireland	$113	$98	$101	$252	$184

United States	16,562	16,373	16,135	4,593	4,083
Rest of world	15,689	14,756	15,450	1,286	1,302
Total other countries, excluding Ireland	32,251	31,129	31,585	5,879	5,385
Total	$32,364	$31,227	$31,686	$6,131	$5,569
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2024, 2023, or 2022.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 26, 2024. The effectiveness of the Company's internal control over financial reporting as of April 26, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 26, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended April 26, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
Exchange Act Section 3(r) Disclosure
As reported in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2024, Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first quarter of fiscal year 2024, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first quarter of fiscal year 2024, in the normal course of business and consistent with the OFAC authorizations as in effect at the time, Medtronic Russia filed a total of one notification with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. Medtronic did not engage in these activities during the second, third, and fourth quarters of fiscal year 2024. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2024 definitive proxy statement, which will be filed no later than 120 days after April 26, 2024.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees” and “Corporate Governance — Committees of the Board and Meetings” in the Company's Proxy Statement for our 2024 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 26, 2024, are incorporated herein by reference.
The Company has adopted an insider trading policy which governs the purchase, sale, and/or any other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.
Set forth below are the names and ages of our Executive Officers of Medtronic, as well as information regarding their positions with Medtronic, their periods of service in these capacities, and their business experiences. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.
The following table shows the name, age, and position as of April 26, 2024 of each of our Executive Officers:

Name	Age	Position with the Company
Geoffrey S. Martha	54	Chairman and Chief Executive Officer
Ivan K. Fong	62	Executive Vice President, General Counsel and Corporate Secretary of the Company
Robert ten Hoedt	63	Executive Vice President and President, Global Regions
Michael Marinaro	53	Executive Vice President and President, Medical Surgical Portfolio and Surgical Operating Unit
Karen L. Parkhill	58	Executive Vice President and Chief Financial Officer
Sean Salmon	59	Executive Vice President and President, Cardiovascular Portfolio
Gregory L. Smith	60	Executive Vice President, Global Operations and Supply Chain
Brett Wall	59	Executive Vice President and President, Neuroscience Portfolio
Geoffrey S. Martha, age 54, is Chairman of the Board of Directors and Chief Executive Officer of Medtronic. Mr. Martha assumed the role of CEO on April 27, 2020 and became Chairman of the Board on December 11, 2020. Prior to his role as Chairman and CEO, he served as President of Medtronic from November 2019 through April 2020 and joined the Board of Directors in November 2019. Previously, Mr. Martha served as Executive Vice President and President, Restorative Therapies Group, a role he held since August 2015. Mr. Martha previously served as Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior to that, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Ivan K. Fong, age 62, has been Executive Vice President, General Counsel and Corporate Secretary of the Company since February 2022. Prior to that, he held several leadership positions at 3M Company from 2012 to 2022, including Executive Vice President, Chief Legal and Policy Officer and Secretary. Prior to joining 3M Company, Mr. Fong served as General Counsel of the U.S. Department of Homeland Security from 2009 to 2012. Prior to his role with the U.S. Government, he was Chief Legal Officer and Secretary for Cardinal Health, Inc from 2005 to 2009.
Robert ten Hoedt, age 63, is Executive Vice President and President of the Global Regions. He previously served as Executive Vice President and President, EMEA Region of the Company since January 2015 and of Medtronic, Inc. since May 2014, as well as President, APAC Region since March 2022. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
Michael Marinaro, age 53, has served as Executive Vice President and President, Surgical Operating Unit since February 2023. Mr. Marinaro previously served as President of Surgical Robotics and, prior thereto, was President of the Cardiac Rhythm Management Operating Unit. Mr. Marinaro joined Medtronic in 2000 and has led numerous businesses across the company during that time.

Karen L. Parkhill, age 58, joined the Company as Executive Vice President and Chief Financial Officer in June 2016. From 2011 to 2016, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co. in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011.
Sean Salmon, age 59, has been Executive Vice President and President of Medtronic's Cardiovascular Portfolio since January 2021. Mr. Salmon previously served as Executive Vice President and President of the Diabetes Operating Unit (previously known as Diabetes Group) from October 2019 to May 2022. Prior to that, he served as Senior Vice President and President of Coronary and Structural Heart Business within the Cardiac and Vascular Group of the Company beginning in July 2014. Mr. Salmon is a seasoned leader who has been with Medtronic since 2004 and spent the past 16 years in increasingly senior levels of management. Prior to joining Medtronic, Mr. Salmon worked at CR Bard and Johnson & Johnson.
Gregory Smith, age 60, is Executive Vice President, Global Operations and Supply Chain, a position he has held since April 2021. Prior to joining Medtronic, he was Executive Vice President of U.S. Supply Chain at Walmart. In addition, Mr. Smith served as Senior Vice President, Global Operations at The Goodyear Tire & Rubber Company, and held leadership roles at ConAgra Foods, United Signature Foods, VDK Frozen Foods and Quaker Oats.
Brett Wall, age 59, is Executive Vice President and President of Medtronic’s Neuroscience Portfolio. Mr. Wall previously served as Senior Vice President and President of the Brain Therapies division of Medtronic within the Restorative Therapies Group from March 2016 to November 2019. Prior to that, Mr. Wall served as SVP and President of Medtronic’s Neurovascular business. Prior to joining Medtronic, he served as Covidien’s SVP and President of Neurovascular as well as Senior Vice President and President of the International Vascular Therapies business for Covidien. Mr. Wall also served as Senior Vice President and President, International at ev3, Inc. From 2000 to 2008, Brett held various marketing and sales positions with ev3, Inc. and Micro Therapeutics, Inc. Mr. Wall has also worked at Boston Scientific as Director of Marketing, Cardiovascular, Asia Pacifica and Marketing Manager, Japan, from September 1995 to September 2000.
Item 11. Executive Compensation
The information required by Item 11 will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the headings “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 26, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the headings “Share Ownership Information — Significant Shareholders,” “Share Ownership Information — Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 26, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the headings “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 26, 2024.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the headings “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 26, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts — fiscal years ended April 26, 2024, April 28, 2023, and April 29, 2022.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions				Deductions
	Balance at Beginning of Fiscal Year	Charges to Income		Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts and credit losses:
Fiscal year ended April 26, 2024	$176	$90		$—		$(93)	(a)	$173
Fiscal year ended April 28, 2023	230	73		—		(127)	(a)	176
Fiscal year ended April 29, 2022	241	58		—		(69)	(a)	230

Deferred tax valuation allowance:
Fiscal year ended April 26, 2024	$11,311	$1,522		$3	(b)	$(108)	(c)	$13,271
		545	(e)	(2)	(d)
Fiscal year ended April 28, 2023	6,583	4,779		39	(b)	(63)	(c)	11,311
				1	(d)	(27)	(e)
Fiscal year ended April 29, 2022	5,822	884		(19)	(d)	(103)	(c)	6,583

(a) Primarily consists of uncollectible accounts written off, less recoveries.
(b) Reflects the impact from acquisitions.
(c) Primarily reflects carryover attribute utilization and expiration.
(d) Primarily reflects the effects of currency fluctuations.
(e) Primarily reflects the impacts from tax rate changes.

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

4.13
Fourth Supplemental Indenture to Medtronic, Inc. Senior Indenture, dated as of February 22, 2023, among Medtronic Global Holdings, S.C.A., Medtronic, Inc. and Medtronic plc and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to Medtronic plc’s Registration Statement on Form S-3, filed on March 3, 2023)

4.14
Fifth Supplemental Indenture to Medtronic, Inc. Senior Indenture, dated as of June 3, 2024, among Medtronic, Inc., Medtronic plc, Medtronic Global Holdings S.C.A., Computershare Trust Company, N.A., as trustee, and Elavon Financial Services DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Form 8-K, filed on June 3, 2024)

4.15
Indenture, dated as of October 22, 2007, by and among Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1(a) to Covidien plc’s Current Report on Form 8-K filed on October 22, 2007, File No. 001-33259).

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

4.18
Sixth Supplemental Indenture, dated as of June 28, 2010, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on June 28, 2010, File No. 001-33259).

4.19
Seventh Supplemental Indenture, dated as of May 30, 2012, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on May 30, 2012, File No. 001-33259).

4.20
Eighth Supplemental Indenture, dated as of May 16, 2013, among Covidien International Finance S.A., Covidien Ltd., Covidien plc and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Covidien plc’s Current Report on Form 8-K filed on May 16, 2013, File No. 001-33259).

4.21
Ninth Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Covidien public limited company, Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.5 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.22
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

4.24
Second Supplemental Indenture, dated as of March 7, 2019, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., Wells Fargo Bank, N.A., and Elavon Financial Services DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K, filed on March 7, 2019, File No. 001-36820).

4.25
Third Supplemental Indenture, dated as of July 2, 2019, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, Wells Fargo Bank, N.A., as trustee, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.1 to Medtronic plc' Current Report on Form 8-K, filed July 2, 2019, File No. 001-36820).

4.26
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

4.27
Fifth Supplemental Indenture, dated as of September 21, 2022, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, Computershare Trust Company, N.A., as successor to Wells Fargo Bank, N.A., as trustee, and Elavon Financial Services DAC, as paying agent (including the forms of the 2025 Notes, the 2028 Notes, the 2031 Notes and the 2034 Notes) (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K filed on September 21, 2022, File No. 001-36820).

4.28
Sixth Supplemental Indenture, dated as of February 22, 2023, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Registration Statement on Form S-3, filed on March 3, 2023, File No. 333-270272).

4.29
Seventh Supplemental Indenture, dated as of March 30, 2023, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, N.A., as trustee (including the forms of the 2028 Notes and the 2033 Notes) (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Current Report on Form 8-K filed on March 30, 2023, File No. 001-36820).

#4.30	Description of Registrant's Securities.

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

10.4
Term Loan Agreement, dated as of May 2, 2022, by and among Medtronic Global Holdings S.C.A., Medtronic, Inc., Medtronic plc, and Mizuho Bank, Ltd., as administrative agent and as lender (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on May 2, 2022, File No. 001-36820).

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

*10.9
Letter Agreement by and between Medtronic, Inc. and Ivan K. Fong dated November 19, 2021 (incorporated by reference to Exhibit 10.1 to Medtronic, plc’s Quarterly Report on Form 10-Q, filed on September 1, 2022).

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

*10.69
Medtronic plc Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.22 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.70
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

*10.73
Amended and Restated Covidien Supplemental Savings and Retirement Plan (restated November 6, 2020) (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.74
Medtronic Capital Accumulation Plan Deferral Program (restated November 6, 2020) (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

10.75
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

*10.76
Medtronic Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2017) (Conformed through the Amendment generally effective as of January 1, 2022) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.77
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

10.82
Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022 (incorporated by reference to Exhibit 10.1 to Medtronic plc's Quarterly Report on Form 10-Q for the quarter ended January 27, 2023, filed on March 1, 2023, File No. 001-36820).

10.83
Annex I to Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022 (incorporated by reference to Exhibit 10.1 to Medtronic plc's Quarterly Report on Form 10-Q for the quarter ended January 27, 2023, filed on March 1, 2023, File No. 001-36820).

10.84
Amendment No. 2 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2020 (incorporated by reference to Exhibit 10.85 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 28, 2023, filed on June 22, 2023, File No. 001-36820).

10.85
Medtronic Nonqualified Retirement Plan Supplement dated as of April 28, 2023 (incorporated by reference to Exhibit 10.86 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 28, 2023, filed on June 22, 2023, File No. 001-36820)

*10.86
Performance Share Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.87
Restricted Stock Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.88
Restricted Stock Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.89
Non-Qualified Stock Option Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.90	Medtronic plc 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K filed on October 23, 2023, File No. 001-36820).

#19	Medtronic plc Global Insider Trading Policy

#21	List of Subsidiaries of Medtronic plc.

#22	List of Senior Notes, Issuers and Guarantors.

#23	Consent of Independent Registered Public Accounting Firm.

#24	Power of Attorney.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#97	Medtronic plc Policy For The Recovery of Erroneously Awarded Compensation

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Medtronic plc

Dated: June 20, 2024	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Medtronic plc

Dated: June 20, 2024	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 20, 2024	By:	/s/ Karen L. Parkhill
Karen L. Parkhill
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 20, 2024	By:	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors

Craig Arnold*
Scott C. Donnelly*
Lidia Fonseca*
Andrea J. Goldsmith, Ph.D.*
Randall J. Hogan*
Gregory P. Lewis*
Kevin E. Lofton*
Geoffrey S. Martha
Elizabeth G. Nabel, M.D.*
Denise M. O’Leary*
Kendall J. Powell*
*Ivan K. Fong, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 20, 2024	By:	/s/ Ivan K. Fong
Ivan K. Fong