Form 10-Q
period 2024-07-26
Medtronic plc
filed 2024-08-27
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 26, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File Number 001-36820
®

Medtronic plc
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
Building Two, Parkmore Business Park West
Galway, Ireland
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
Yes ☐ No ☒
As of August 22, 2024, 1,282,490,493 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 26, 2024	July 28, 2023
Net sales	$7,915	$7,702
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,761	2,628
Research and development expense	676	668
Selling, general, and administrative expense	2,655	2,613
Amortization of intangible assets	414	429
Restructuring charges, net	47	54
Certain litigation charges, net	81	40
Other operating expense, net	1	1
Operating profit	1,278	1,268
Other non-operating income, net	(157)	(76)
Interest expense, net	167	148
Income before income taxes	1,268	1,196
Income tax provision	220	400
Net income	1,049	797
Net income attributable to noncontrolling interests	(6)	(6)
Net income attributable to Medtronic	$1,042	$791
Basic earnings per share	$0.81	$0.59
Diluted earnings per share	$0.80	$0.59
Basic weighted average shares outstanding	1,293.3	1,330.5
Diluted weighted average shares outstanding	1,296.5	1,333.8
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Net income	$1,049	$797
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	76	(19)
Translation adjustment	102	14
Net investment hedge	(206)	(143)
Net change in retirement obligations	1	3
Unrealized loss on cash flow hedges	(66)	(30)
Other comprehensive loss	(92)	(175)
Comprehensive income including noncontrolling interests	957	622
Comprehensive income attributable to noncontrolling interests	(6)	(6)
Comprehensive income attributable to Medtronic	$950	$616
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 26, 2024	April 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,311	$1,284
Investments	6,532	6,721
Accounts receivable, less allowances and credit losses of $170 and $173, respectively	6,011	6,128
Inventories	5,414	5,217
Other current assets	2,679	2,584
Total current assets	21,947	21,935
Property, plant, and equipment, net	6,282	6,131
Goodwill	41,084	40,986
Other intangible assets, net	12,819	13,225
Tax assets	3,554	3,657
Other assets	4,062	4,047
Total assets	$89,749	$89,981
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$1,553	$1,092
Accounts payable	2,291	2,410
Accrued compensation	1,776	2,375
Accrued income taxes	1,063	1,330
Other accrued expenses	3,604	3,582
Total current liabilities	10,287	10,789
Long-term debt	26,312	23,932
Accrued compensation and retirement benefits	1,107	1,101
Accrued income taxes	1,917	1,859
Deferred tax liabilities	496	515
Other liabilities	1,470	1,365
Total liabilities	41,589	39,561
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,282,494,588 and 1,311,337,531 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,810	23,129
Retained earnings	30,547	30,403
Accumulated other comprehensive loss	(3,410)	(3,318)
Total shareholders’ equity	47,947	50,214
Noncontrolling interests	213	206
Total equity	48,160	50,420
Total liabilities and equity	$89,749	$89,981
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	1,042	—	1,042	6	1,049
Other comprehensive loss	—	—	—	—	(92)	(92)	—	(92)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(898)	—	(898)	—	(898)
Issuance of shares under stock purchase and award plans	1	—	87	—	—	87	—	87
Repurchase of ordinary shares	(30)	—	(2,489)	—	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	83	—	—	83	—	83
July 26, 2024	1,282	$—	$20,810	$30,547	$(3,410)	$47,947	$213	$48,160

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	791	—	791	6	797
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	1	—	73	—	—	73	—	73
Repurchase of ordinary shares	(2)	—	(148)	—	—	(148)	—	(148)
Stock-based compensation	—	—	73	—	—	73	—	73
July 28, 2023	1,330	$—	$24,587	$30,265	$(3,674)	$51,178	$188	$51,366
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Operating Activities:
Net income	$1,049	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	672
Provision for credit losses	18	21
Deferred income taxes	88	—
Stock-based compensation	83	73
Other, net	(9)	135
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	110	164
Inventories	(217)	(410)
Accounts payable and accrued liabilities	(604)	(673)
Other operating assets and liabilities	(194)	96
Net cash provided by operating activities	986	875
Investing Activities:
Additions to property, plant, and equipment	(520)	(354)
Purchases of investments	(1,879)	(1,916)
Sales and maturities of investments	2,157	1,748
Other investing activities, net	(17)	(17)
Net cash used in investing activities	(259)	(539)
Financing Activities:
Change in current debt obligations, net	(624)	500
Issuance of long-term debt	3,209	—
Dividends to shareholders	(898)	(918)
Issuance of ordinary shares	89	77
Repurchase of ordinary shares	(2,492)	(152)
Other financing activities	(15)	(8)
Net cash used in financing activities	(731)	(501)
Effect of exchange rate changes on cash and cash equivalents	31	(39)
Net change in cash and cash equivalents	27	(204)
Cash and cash equivalents at beginning of period	1,284	1,543
Cash and cash equivalents at end of period	$1,311	$1,339

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$394	$117
Interest	119	84

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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2024. The Company’s fiscal years 2025, 2024, and 2023 will end or ended on April 25, 2025, April 26, 2024, and April 28, 2023, respectively.
2. New Accounting Pronouncements
Recently Adopted Accounting Standards
For the three months ended July 26, 2024, there have been no newly adopted accounting pronouncements that materially impact our consolidated financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024 for pronouncements recently adopted.
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
3. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Certain prior period revenue has been recast to conform to the new operating segment structure in the fourth quarter of fiscal year 2024. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's reporting structure. In addition, starting in the first quarter of fiscal year 2025, the Company combined the non-U.S. developed markets and the emerging markets into an international market geography. Prior period revenue has been recast to conform to the new presentation.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division and by market geography for the three months ended July 26, 2024 and July 28, 2023. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Cardiac Rhythm & Heart Failure	$1,535	$1,446
Structural Heart & Aortic	856	814
Coronary & Peripheral Vascular	616	589
Cardiovascular	3,007	2,850
Cranial & Spinal Technologies	1,147	1,103
Specialty Therapies	713	695
Neuromodulation	457	420
Neuroscience	2,317	2,219
Surgical & Endoscopy	1,544	1,546
Acute Care & Monitoring	452	459
Medical Surgical	1,996	2,005
Diabetes	647	578
Total reportable segment net sales	7,967	7,652
Other operating segment(1)	38	50
Other adjustments(2)	(90)	—
Total net sales	$7,915	$7,702

	U.S.		International
	Three months ended		Three months ended
(in millions)	July 26, 2024	July 28, 2023	July 26, 2024	July 28, 2023
Cardiovascular	$1,403	$1,350	$1,604	$1,500
Neuroscience	1,565	1,497	752	721
Medical Surgical	881	867	1,115	1,137
Diabetes	215	188	432	390
Reportable segment net sales	4,064	3,903	3,903	3,749
Other operating segment(1)	18	22	19	28
Other adjustments(2)	—	—	(90)	—
Total	$4,082	$3,924	$3,832	$3,777

(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.

The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At July 26, 2024, $1.0 billion of rebates were classified as other accrued expenses, and $591 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 26, 2024, $1.0 billion of rebates were classified as other accrued expenses, and $574 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Remaining Performance Obligations
Deferred revenue at July 26, 2024 and April 26, 2024 was $461 million and $453 million, respectively. At July 26, 2024 and April 26, 2024, $362 million and $352 million was included in other accrued expenses, respectively, and $99 million and $101 million was included in other liabilities, respectively. During the three months ended July 26, 2024, the Company recognized $108 million of revenue that was included in deferred revenue as of April 26, 2024. During the three months ended July 28, 2023, the Company recognized $124 million of revenue that was included in deferred revenue as of April 28, 2023.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 26, 2024, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.4 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two years.
4. Acquisitions and Dispositions
Acquisition Activity
During the three months ended July 26, 2024, the Company had no acquisitions that were accounted for as business combinations. During the fiscal year ended April 26, 2024, the Company had acquisitions that were accounted for as business combinations. For the three months ended July 26, 2024 and the fiscal year ended April 26, 2024, purchase price allocation adjustments were not significant.
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
The fair value of contingent consideration liabilities at July 26, 2024 and April 26, 2024 was $128 million and $149 million, respectively. At July 26, 2024, $85 million was recorded in other accrued expenses, and $43 million was recorded in other liabilities in the consolidated balance sheet. At April 26, 2024, $96 million was recorded in other accrued expenses, and $53 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Beginning balance	$149	$206
Payments	(6)	(3)
Change in fair value	(15)	3
Ending balance	$128	$206

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	July 26, 2024	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$61	Discount rate	16.5% - 28.2%	21.8%
		Projected fiscal year of payment	2025 - 2029	2027
Product development and other milestone-based payments	$67	Discount rate	5.5%	5.5%
		Projected fiscal year of payment	2025 - 2027	2025
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
On April 1, 2023, the Company and DaVita Inc. (“DaVita”) completed the transaction for the Company to sell half of its Renal Care Solutions (RCS) business. In connection with the sale, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2026 through 2029. The fair value of the contingent consideration receivable at July 26, 2024 and April 26, 2024 was $58 million, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Beginning balance	$58	$195
Change in fair value	—	(43)
Ending balance	$58	$152
5. Restructuring and Other Costs
For the three months ended July 26, 2024 and July 28, 2023, the Company incurred $62 million and $91 million, respectively, of restructuring and associated costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated. Associated and other costs primarily include salaries and wages of employees that are fully-dedicated to restructuring activities, consulting expenses, and asset write-offs.
The following table presents the classification of restructuring and associated costs in the consolidated statements of income:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Cost of products sold	$9	$16
Selling, general, and administrative expenses	5	21
Restructuring charges, net	47	54
Total restructuring and associated costs	$62	$91

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity for the three months ended July 26, 2024:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 26, 2024	$136	$11	$147
Charges	56	15	71
Cash payments	(71)	(17)	(87)
Settled non-cash	—	(3)	(3)
Accrual adjustments(1)	(9)	—	(9)
July 26, 2024	$113	$6	$119
(1)Accrual adjustments primarily relate to certain employees identified for termination, finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 26, 2024 and April 26, 2024:

	July 26, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$462	$—	$(14)	$448	$448	$—
Level 2:
Corporate debt securities	3,597	10	(83)	3,524	3,524	—
U.S. government and agency securities	852	—	(33)	818	818	—
Mortgage-backed securities	729	3	(37)	695	695	—
Non-U.S. government and agency securities	5	—	—	5	5	—
Other asset-backed securities	1,006	5	(3)	1,007	1,007	—
Total Level 2	6,189	18	(158)	6,050	6,050	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,687	$18	$(174)	$6,531	$6,498	$33

	April 26, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$494	$—	$(22)	$472	$472	$—
Level 2:
Corporate debt securities	3,953	4	(125)	3,832	3,832	—
U.S. government and agency securities	847	—	(43)	804	804	—
Mortgage-backed securities	692	1	(50)	643	643	—
Non-U.S. government and agency securities	5	—	—	5	5	—
Other asset-backed securities	941	2	(9)	934	934	—
Total Level 2	6,438	7	(227)	6,218	6,218	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,968	$7	$(252)	$6,723	$6,690	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 26, 2024 and April 26, 2024:

	July 26, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$658	$(10)	$1,780	$(74)
U.S. government and agency securities	144	(2)	700	(45)
Mortgage-backed securities	—	—	510	(37)
Other asset-backed securities	—	—	248	(3)
Auction rate securities	—	—	33	(3)
Total	$803	$(12)	$3,272	$(162)

	April 26, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$661	$(10)	$2,448	$(116)
U.S. government and agency securities	177	(4)	730	(61)
Mortgage-backed securities	—	—	582	(50)
Other asset-backed securities	—	—	502	(9)
Auction rate securities	—	—	33	(3)
Total	$838	$(14)	$4,296	$(238)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended July 26, 2024 and July 28, 2023. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Proceeds from sales	$2,157	$1,747
Gross realized gains	7	5
Gross realized losses	(7)	(12)
The contractual maturities of available-for-sale debt securities at July 26, 2024 is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,462	$1,450
Due after one year through five years	3,431	3,326
Due after five years through ten years	685	681
Due after ten years	1,109	1,074
Total	$6,687	$6,531
Interest income is recognized in other non-operating income, net, in the consolidated statements of income. During the three months ended July 26, 2024 and July 28, 2023, there was $112 million and $111 million of interest income, respectively.

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
The following table summarizes the Company's equity and other investments at July 26, 2024 and April 26, 2024, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	July 26, 2024	April 26, 2024
Investments with readily determinable fair value (marketable equity securities)	$45	$28
Investments for which the fair value option has been elected	311	311
Investments without readily determinable fair values	860	859
Equity method and other investments	89	84
Total equity and other investments	$1,305	$1,282
Gains and losses on the Company's portfolio of equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the three months ended July 26, 2024, there were $17 million of net unrealized gains on equity securities and other investments still held at July 26, 2024. During the three months ended July 28, 2023, there were $64 million of net unrealized losses on equity securities and other investments still held at July 28, 2023.
Mozarc Medical Investment
As further described in Note 4, on April 1, 2023, the Company sold half of its RCS business to Mozarc, and as a result of the transaction the Company retained a 50 percent equity interest in Mozarc. Although the equity investment provides the Company with the ability to exercise significant influence over Mozarc, the Company has elected the fair value option to account for this equity investment. The Company believes the fair value option best reflects the economics of the underlying transaction.
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the three months ended July 26, 2024 and July 28, 2023, the change in fair value was insignificant.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. Commercial paper outstanding at July 26, 2024 was $449 million. During the three months ended July 26, 2024, the commercial paper outstanding had a weighted average original maturity of 16 days and a weighted average interest rate of 5.50 percent. Commercial paper outstanding at April 26, 2024 was $1.1 billion. During fiscal year 2024, the weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average interest rate was 5.45 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At July 26, 2024 and April 26, 2024, no amounts were outstanding under the Credit Facility.

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
Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 26, 2024	April 26, 2024
Current debt obligations	2025 - 2026	$1,553	$1,092

Long-term debt
0.250 percent six-year 2019 senior notes	2026	—	1,070
2.625 percent three-year 2022 senior notes	2026	543	535
0.000 percent five-year 2020 senior notes	2026	1,085	1,070
1.125 percent eight-year 2019 senior notes	2027	1,628	1,606
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,085	1,070
0.375 percent eight-year 2020 senior notes	2029	1,085	1,070
3.650 percent five-year 2024 senior notes	2030	922	—
1.625 percent twelve-year 2019 senior notes	2031	1,085	1,070
1.000 percent twelve-year 2019 senior notes	2032	1,085	1,070
3.125 percent nine-year 2022 senior notes	2032	1,085	1,070
0.750 percent twelve-year 2020 senior notes	2033	1,085	1,070
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,085	1,070
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
3.875 percent twelve-year 2024 senior notes	2037	922	—
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,085	1,070
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,085	1,070
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,085	1,070
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.150 percent nineteen-year 2024 senior notes	2044	651	—
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,085	1,070
1.625 percent thirty-year 2020 senior notes	2051	1,085	1,070
4.150 percent twenty-nine-year 2024 senior notes	2054	760	—
Finance lease obligations	2026 - 2036	52	55
Deferred financing costs	2026 - 2054	(129)	(110)
Debt discount, net	2026 - 2054	(60)	(55)
Total long-term debt		$26,312	$23,932

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended July 26, 2024 and July 28, 2023, there was $217 million and $197 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, recognized in interest expense, net in the consolidated statements of income.
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
Financial Instruments Not Measured at Fair Value
At July 26, 2024, the estimated fair value of the Company’s Senior Notes was $25.1 billion compared to a principal value of $27.5 billion. At April 26, 2024, the estimated fair value was $21.2 billion compared to a principal value of $24.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses derivative instruments and foreign currency denominated debt to manage the impact that currency exchange rate and interest rate changes have on reported financial statements. The Company does not enter into derivative contracts for speculative purposes.
Fair Value Hedges
Beginning in the first quarter of fiscal year 2025, the Company began using foreign currency forward contracts designated as fair value hedges to manage its exposure to changes in the fair value of its fixed-rate debt obligation.
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating expense, net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three months ended July 26, 2024, after-tax unrealized gains related to included components in other operating expense, net were not significant. During the three months ended July 26, 2024, amounts related to excluded components that are amortized in interest expense, net over the life of the hedging instrument were not significant. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
The Company's cash flow hedges will mature within the subsequent three-year period. At July 26, 2024 and April 26, 2024, the Company had $165 million and $229 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $121 million of after-tax net unrealized gains at July 26, 2024 will be recognized in the consolidated statements of income over the next 12 months.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three months ended July 26, 2024 and July 28, 2023, the Company recognized $50 million and $49 million, respectively, in after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	July 26, 2024	April 26, 2024
Currency exchange rate contracts(1)	Fair value hedge	$1.1	$—
Currency exchange rate contracts	Cash flow hedge	11.3	10.4
Currency exchange rate contracts(2)	Net investment hedge	7.5	7.4
Foreign currency-denominated debt(3)	Net investment hedge	19.5	17.1
Currency exchange rate contracts	Undesignated	5.0	5.9
(1)At July 26, 2024, includes derivative contracts with a notional value of €1.0 billion, or $1.1 billion, designated as hedges of a portion of our fixed-rate debt obligations.
(2)At July 26, 2024, includes derivative contracts with a notional value of €5.0 billion, or $5.4 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322.2 billion, or $2.1 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2025 through 2033.
(3)At July 26, 2024, includes €18.0 billion, or $19.5 billion, of outstanding Euro-denominated debt designated as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2026 through 2054.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three months ended July 26, 2024 and July 28, 2023 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss		(Gain) Loss Reclassified into Income

	Three months ended		Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 26, 2024	July 28, 2023	July 26, 2024	July 28, 2023
Fair value hedges
Currency exchange rate contracts	$—	$—	$(1)	$—	Other operating expense, net
Cash flow hedges
Currency exchange rate contracts	43	(4)	(36)	(51)	Other operating expense, net
Currency exchange rate contracts	(20)	(33)	(17)	(5)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	246	114	—	—	N/A
Currency exchange rate contracts	(41)	30	—	—	N/A
Total	$229	$106	$(55)	$(56)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three months ended July 26, 2024 and July 28, 2023 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 26, 2024	July 28, 2023
Currency exchange rate contracts	$(8)	$(2)	Other operating expense, net
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 26, 2024 and April 26, 2024. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	July 26, 2024	April 26, 2024	Balance Sheet Classification	July 26, 2024	April 26, 2024	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$320	$368	Other current assets	$58	$37	Other accrued expenses
Currency exchange rate contracts	309	276	Other assets	26	17	Other liabilities
Total derivatives designated as hedging instruments	629	644		84	54
Derivatives not designated as hedging instruments
Currency exchange rate contracts	24	15	Other current assets	14	12	Other accrued expenses
Total return swaps	15	—	Other current assets	—	—	Other accrued expenses
Total derivatives not designated as hedging instruments	39	15		14	12
Total derivatives	$668	$659		$98	$66

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 26, 2024		April 26, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$653	$98	$659	$66
Level 2	15	—	—	—
Total	$668	$98	$659	$66
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

	July 26, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$653	$(98)	$(92)	$462
Total return swaps	15	—	—	15
	668	(98)	(92)	477
Derivative liabilities:
Currency exchange rate contracts	(98)	98	—	—
Total	$569	$—	$(92)	$477

	April 26, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$659	$(66)	$(101)	$492
Derivative liabilities:
Currency exchange rate contracts	(66)	66	—	—
Total	$593	$—	$(101)	$492
9. Inventories
Inventory balances were as follows:

(in millions)	July 26, 2024	April 26, 2024
Finished goods	$3,732	$3,668
Work-in-process	696	642
Raw materials	986	907
Total	$5,414	$5,217

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 26, 2024	$7,966	$11,644	$19,121	$2,255	$40,986
Currency translation and other	11	10	77	—	99
July 26, 2024	$7,977	$11,654	$19,198	$2,255	$41,084
As further described in Note 19, the Company had changes to the operating segments and goodwill reporting units during the fourth quarter of fiscal year 2024. For further information on the reporting unit changes, refer to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024. No goodwill impairment was recognized during the three months ended July 26, 2024 and July 28, 2023.
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 26, 2024		April 26, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,524	$(8,929)	$16,518	$(8,689)
Purchased technology and patents	11,559	(7,037)	11,557	(6,868)
Trademarks and tradenames	424	(277)	424	(274)
Other	255	(87)	256	(84)
Total	$28,762	$(16,329)	$28,755	$(15,915)
Indefinite-lived:
IPR&D	$385	$—	$385	$—
The Company did not recognize any definite-lived or indefinite-lived intangible asset impairment charges during the three months ended July 26, 2024 and July 28, 2023. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 26, 2024 and July 28, 2023 was $414 million and $429 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 26, 2024, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2025	$1,227
2026	1,626
2027	1,603
2028	1,552
2029	1,476
2030	1,344
11. Income Taxes
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which are effective for the Company in fiscal year 2025. We will continue to monitor the impacts of further legislation, regulatory guidance, and regulations issued in the countries in which we do business.

The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during the first quarter of fiscal year 2024 and has filed an appeal with the Supreme Court of Israel.

The Company's effective tax rate for the three months ended July 26, 2024 was 17.4%, as compared to 33.4% for the three months ended July 28, 2023. The decrease in the effective tax rate primarily relates to an income tax reserve adjustment made during the three months ended July 28, 2023 associated with the Medtronic Ventor Technologies Ltd court decision and year-over-year changes in operational results by jurisdiction, which were partially offset by the impact of the Pillar Two global minimum tax for the three months ended July 26, 2024.

At both July 26, 2024 and April 26, 2024, the Company's gross unrecognized tax benefits were $2.8 billion. In addition, the Company had accrued gross interest and penalties that were not significant at July 26, 2024. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.7 billion would impact the Company’s effective tax rate. At both July 26, 2024 and April 26, 2024, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $1.8 billion. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 26, 2024	July 28, 2023
Numerator:
Net income attributable to ordinary shareholders	$1,042	$791
Denominator:
Basic – weighted average shares outstanding	1,293.3	1,330.5
Effect of dilutive securities:
Employee stock options	0.5	1.2
Employee restricted stock units	2.0	1.7
Employee performance share units	0.8	0.3
Diluted – weighted average shares outstanding	1,296.5	1,333.8
Basic earnings per share	$0.81	$0.59
Diluted earnings per share	$0.80	$0.59
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 27 million and 22 million ordinary shares for the three months ended July 26, 2024 and July 28, 2023, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three months ended July 26, 2024 and July 28, 2023:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Stock options	$13	$12
Restricted stock	43	38
Performance share units	15	12
Employee stock purchase plan	12	11
Total stock-based compensation expense	$83	$73

Cost of products sold	$9	$7
Research and development expense	10	9
Selling, general, and administrative expense	64	58
Total stock-based compensation expense	83	73
Income tax benefits	(13)	(11)
Total stock-based compensation expense, net of tax	$70	$62
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 26, 2024 and July 28, 2023:

	U.S.		Non-U.S.
	Three months ended		Three months ended
(in millions)	July 26, 2024	July 28, 2023	July 26, 2024	July 28, 2023
Service cost	$13	$15	$11	$10
Interest cost	43	40	13	12
Expected return on plan assets	(66)	(65)	(17)	(17)
Amortization of prior service cost	(1)	(1)	—	—
Amortization of net actuarial loss	4	5	—	—
Net periodic benefit (credit) cost	$(7)	$(6)	$7	$5
Components of net periodic benefit (credit) cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	70	102	(206)	—	(27)	(60)
Reclassifications	6	—	—	1	(39)	(32)
Other comprehensive income (loss)	76	102	(206)	1	(66)	(92)
July 26, 2024	$(136)	$(3,584)	$672	$(529)	$165	$(3,410)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive (loss) income before reclassifications	(28)	14	(143)	1	12	(144)
Reclassifications	8	—	—	2	(42)	(32)
Other comprehensive (loss) income	(19)	14	(143)	3	(30)	(175)
July 28, 2023	$(277)	$(2,825)	$102	$(738)	$63	$(3,674)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the three months ended July 26, 2024 and July 28, 2023, was an expense of $14 million and a benefit of $3 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the three months ended July 26, 2024 and July 28, 2023, there was no income tax on cumulative translation adjustment.
The income tax on net investment hedges in other comprehensive income before reclassifications during the three months ended July 26, 2024 was a benefit of $4 million. During the three months ended July 28, 2023, there were no tax impacts on net investment hedges.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the three months ended July 26, 2024 and July 28, 2023, there were no tax impacts on retirement obligations. During the three months ended July 26, 2024, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by an insignificant amount of income taxes. During the three months ended July 28, 2023, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $1 million. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the three months ended July 26, 2024 and July 28, 2023, was an expense of $3 million and $25 million, respectively. During the three months ended July 26, 2024 and July 28, 2023, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $14 million and $13 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.
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
(Unaudited)

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. The Company recognized $81 million and $40 million of certain litigation charges during the three months ended July 26, 2024, and July 28, 2023, respectively. At July 26, 2024 and April 26, 2024, accrued litigation was approximately $0.3 billion and $0.2 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of August 1, 2024, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 8,600 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,800 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 1,350 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus six one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of July 26, 2024, 26 lawsuits have been filed on behalf of a total of 106 individual plaintiffs, and certain plaintiffs’ law firms have notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
Other Matters
Italian Payback

In 2015, “payback” legislation was enacted in Italy requiring companies selling medical devices to make payments to the Italian state if Italy’s medical device expenditures exceed annual regional maximum ceilings. The payment amounts are calculated based upon the amount by which the regional ceilings were exceeded for any given year. There has been significant scrutiny on the legality and enforceability of the payback law since its inception, and litigation challenging the law has been proceeding through the Italian Courts. Since the law was enacted, the Company has recognized an estimate for the amount of variable consideration but has not made any payments under the payback law. In July 2024, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. Therefore, the Company increased its liability pertaining primarily to certain prior years since 2015 by $90 million during the three months ended July 26, 2024, as a reduction to net sales in the consolidated statements of income. As litigation before Italian Courts is still pending, final resolution is unknown at this time, and it is possible that the amount of the Company’s liability could differ from the amount currently accrued.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.
There have been no changes to reportable segments during the quarter ended July 26, 2024. We continue to have four reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit. Prior period amounts have been recast to conform to the new operating segment structure in the fourth quarter of fiscal year 2024. For further information on the operating segment structure changes, refer to Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Cardiovascular	$1,125	$1,092
Neuroscience	961	929
Medical Surgical	690	726
Diabetes	102	84
Reportable segment operating profit	2,878	2,831
Other operating segment(1)	13	(3)
Corporate	(455)	(447)
Interest expense, net	(167)	(148)
Other non-operating income, net	157	76
Amortization of intangible assets	(414)	(429)
Stock-based compensation	(83)	(73)
Centralized distribution costs	(394)	(395)
Currency(2)	(6)	(3)
Restructuring and associated costs	(62)	(91)
Acquisition and divestiture-related items	(12)	(50)
Certain litigation charges, net	(81)	(40)
Medical device regulations	(14)	(31)
Other adjustments(3)	(90)	—
Income before income taxes	$1,268	$1,196
(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Includes the net impact of remeasurement and the Company's hedging programs recorded in other operating expense, net.
(3)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 26, 2024 and July 28, 2023 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Ireland	$30	$29

United States	4,082	3,924
Rest of world	3,803	3,749
Total other countries, excluding Ireland	7,885	7,673
Total	$7,915	$7,702

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 26, 2024. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 26, 2024. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The following is a summary of revenue, diluted earnings per share, and operating cash flow for the three months ended July 26, 2024 and July 28, 2023:

REVENUE

(in billions)

$7.9
$7.7
July 26, 2024
July 28, 2023

$7.9B
GAAP

DILUTED EPS

GAAP
Non-GAAP
$0.80
$1.23
$0.59
$1.20
July 26, 2024
July 28, 2023

$0.80
GAAP

$1.23
Non-GAAP

Diluted EPS increased $0.21 or 36% primarily due to the increase in net sales and a decrease in income tax provision due to the $187 million charge for the Israeli Court Opinion in the prior year.

Non-GAAP Diluted EPS increased $0.03 or 3% primarily due to the increase in net sales.

OPERATING CASH FLOW

(in billions)

$1.0
$0.9
July 26, 2024
July 28, 2023

$1.0B
GAAP

Operating cash flow increased $0.1 billion primarily driven by an increase in cash collected from customers due to an increase in sales and a decrease in cash paid to vendors partially offset by increased incentive payouts and increase in cash paid for taxes.

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 26, 2024 and July 28, 2023:

	Three months ended July 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,268	$220	$1,042	$0.80	17.4%
Non-GAAP Adjustments:
Amortization of intangible assets	414	75	340	0.26	18.1
Restructuring and associated costs(1)	62	12	51	0.04	19.4
Acquisition and divestiture-related items(2)	12	1	11	0.01	8.3
Certain litigation charges, net	81	13	68	0.05	16.0
(Gain)/loss on minority investments(3)	(17)	—	(17)	(0.01)	—
Medical device regulations(4)	14	3	11	0.01	21.4
Other(5)	90	20	70	0.05	22.2
Certain tax adjustments, net	—	(17)	17	0.01	—
Non-GAAP	$1,925	$327	$1,592	$1.23	17.0%

	Three months ended July 28, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,196	$400	$791	$0.59	33.4%
Non-GAAP Adjustments:
Amortization of intangible assets	429	65	364	0.27	15.2
Restructuring and associated costs(1)	91	15	76	0.06	16.5
Acquisition and divestiture-related items(2)	50	3	46	0.03	6.0
Certain litigation charges, net	40	9	31	0.02	22.5
(Gain)/loss on minority investments(3)	64	—	64	0.05	—
Medical device regulations(4)	31	7	25	0.02	22.6
Certain tax adjustments, net (6)	—	(198)	198	0.15	—
Non-GAAP	$1,902	$300	$1,596	$1.20	15.8%
(1)Associated and other costs primarily include salaries and wages for employees supporting the restructuring activities, consulting expenses, and asset write-offs.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and exit of business related charges.
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
(5)Reflects the recognition of incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
(6)The charge relates to an income tax reserve adjustment associated with the June 2023 Israeli Central-Lod District Court decision in Medtronic Ventor Technologies Ltd v. Kfar Saba Assessing Office and amortization of previously established deferred tax assets from intercompany intellectual property transactions.

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

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Net cash provided by operating activities	$986	$875
Additions to property, plant, and equipment	(520)	(354)
Free cash flow	$466	$521
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
Certain prior period revenue has been recast to reflect the new reporting structure in the fourth quarter of fiscal year 2024. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's reporting structure. In addition, starting in the first quarter of fiscal year 2025, the Company combined the non-U.S. developed markets and the emerging markets into an international market geography. Prior period revenue has been recast to conform to the new presentation. The charts below illustrate the percent of net sales by segment for the three months ended July 26, 2024 and July 28, 2023:

The table below illustrates net sales by segment and division for the three months ended July 26, 2024 and July 28, 2023:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023	% Change
Cardiac Rhythm & Heart Failure	$1,535	$1,446	6%
Structural Heart & Aortic	856	814	5
Coronary & Peripheral Vascular	616	589	5
Cardiovascular	3,007	2,850	6
Cranial & Spinal Technologies	1,147	1,103	4
Specialty Therapies	713	695	3
Neuromodulation	457	420	9
Neuroscience	2,317	2,219	4
Surgical & Endoscopy	1,544	1,546	—
Acute Care & Monitoring	452	459	(2)
Medical Surgical	1,996	2,005	—
Diabetes	647	578	12
Total reportable segment net sales	7,967	7,652	4
Other operating segment(1)	38	50	(24)
Other adjustments(2)	(90)	—	100
Total net sales	$7,915	$7,702	3%
(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended July 26, 2024 and July 28, 2023:

The table below includes net sales by market geography for each of our segments for the three months ended July 26, 2024 and July 28, 2023:

	U.S.(1)			International(2)
	Three months ended			Three months ended
(in millions)	July 26, 2024	July 28, 2023	% Change	July 26, 2024	July 28, 2023	% Change
Cardiovascular	$1,403	$1,350	4%	$1,604	$1,500	7%
Neuroscience	1,565	1,497	5	752	721	4
Medical Surgical	881	867	2	1,115	1,137	(2)
Diabetes	215	188	14	432	390	11
Reportable segment net sales	4,064	3,903	4	3,903	3,749	4
Other operating segment(3)	18	22	(16)	19	28	(32)
Other adjustments(4)	—	—	—	(90)	—	100
Total net sales	$4,082	$3,924	4%	$3,832	$3,777	1%
(1)U.S. includes the United States and U.S. territories.
(2)Includes all other non-U.S. countries and U.S. territories.
(3)Includes historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(4)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
The increase in net sales for the three months ended July 26, 2024, as compared to the corresponding period in the prior fiscal year, was driven primarily by growth in most businesses, including Diabetes, Neuromodulation, and Cardiac Rhythm & Heart Failure. The increase was partially offset by the $90 million incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
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
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having, and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in the first quarter of fiscal year 2025, including on accounts receivable and inventory reserves, was not material, and for the three months ended July 26, 2024, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.
•Although the long-term implications of Israel's recent conflict are difficult to predict at this time, the financial impact of the conflict in the first quarter of fiscal year 2025, including on accounts receivable and inventory reserves, was not material. For the three months ended July 26, 2024, the Company had 6 facilities and approximately 1,500 employees in Israel. For the three months ended July 26, 2024, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three months ended July 26, 2024 was $3.0 billion, an increase of 6 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to strong performance of Pulsed Field Ablation, High Power, TAVR, Cardiac Surgery, and Coronary.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended July 26, 2024 and July 28, 2023:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three months ended July 26, 2024 increased 6 percent, as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by continued adoption of Micra AV2 and Micra VR2, PulseSelect Pulsed Field Ablation, and the Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system.
Structural Heart & Aortic (SHA) net sales for the three months ended July 26, 2024 increased 5 percent, as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by growth in TAVR, including strong growth internationally from adoption of Evolut FX TAVR system, and in Cardiac Surgery driven by growth in Perfusion, particularly in the U.S., and Surgical Valves.
Coronary & Peripheral Vascular (CPV) net sales for the three months ended July 26, 2024 increased 5 percent, as compared to the corresponding period in the prior fiscal year. The increase in net sales was driven by growth in guide catheters, balloons, and drug-eluting stents, as well as growth in our Vascular Embolization products.
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
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three months ended July 26, 2024 was $2.3 billion, an increase of 4 percent compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to growth in Neuromodulation, Spine and Biologics, and Hemorrhagic Stroke.
The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended July 26, 2024 and July 28, 2023:
Cranial & Spinal Technologies (CST) net sales for the three months ended July 26, 2024 increased 4 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by increased sales of Core Spine and Biologics products driven by AiBLE spinal ecosystem pull-through.
Specialty Therapies (Specialty) net sales for the three months ended July 26, 2024 increased 3 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by hemorrhagic stroke products, growth on continued adoption of the Interstim X system, and ENT.

Neuromodulation (NM) net sales for the three months ended July 26, 2024 increased 9 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by growth within Brain Modulation, driven by the continued launch of the Percept RC deep brain neurostimulator, as well as growth in Pain Stim driven by the U.S. launch of the Inceptiv spinal cord stimulator and continued adoption in Western Europe.
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
•Continued acceptance and growth of our Pelvic Health therapies, including our InterStim therapy with InterStim X and InterStim II recharge-free neurostimulators and InterStim Micro rechargeable neurostimulator for patients suffering from overactive bladder, (non-obtrusive) urinary retention, and chronic fecal incontinence.
•Continued acceptance and growth of our ENT therapies, including capital equipment sales of the StealthStation ENT surgical navigation system and intraoperative NIM nerve monitoring system, and the Propel sinus implants used in the treatment of chronic rhinosinusitis.
•Continued acceptance and growth from spinal cord stimulation (SCS) therapy for treating chronic pain and Diabetic Peripheral Neuropathy (DPN) on the Inceptiv closed-loop rechargeable neurostimulator, Intellis rechargeable neurostimulator and Vanta recharge-free neurostimulator. The Inceptiv closed-loop rechargeable SCS received U.S. FDA approval in April 2024.
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
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three months ended July 26, 2024 were $2.0 billion, flat, as compared to the corresponding period in the prior fiscal year. The net sales increases in Hernia, Wound Management, Endoscopy and Perioperative Complications, was offset by the net sales declines in Advanced Surgical Technologies and Respiratory Compromise.

The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended July 26, 2024 and July 28, 2023:
Surgical & Endoscopy (SE) net sales for the three months ended July 26, 2024 were flat, as compared to the corresponding period in the prior fiscal year. The net sales decrease in Advanced Surgical Technologies was offset by growth in Hernia, Wound Management, and Endoscopy.
Acute Care & Monitoring (ACM) net sales for the three months ended July 26, 2024 decreased 2 percent as compared to the corresponding period in the prior fiscal year. The net sales decrease was largely due to declines in Respiratory Compromise and airways, partially offset by growth in Perioperative Complications.
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
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three months ended July 26, 2024 were $647 million an increase of 12 percent as compared to the corresponding period in the prior fiscal year. The increase in net sales was primarily driven by strong U.S growth as a result of the continued adoption of the MiniMed 780G insulin pump system, and strong international growth in CGM systems from increased attachment rates, and adoption of Simplera Sync.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, including our next-generation sensor Simplera, which received U.S. FDA approval in early August 2024 and CE Mark in September 2023, and the products resulting from our partnership with Abbott to expand CGM options for people living with diabetes.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three months ended July 26, 2024 and July 28, 2023:
Cost of Products Sold Cost of products sold for the three months ended July 26, 2024 was $2.8 billion, as compared to $2.6 billion for the corresponding period in the prior fiscal year. The increase in cost products sold as a percentage of net sales for the three months ended July 26, 2024 was primarily due to unfavorable currency impact.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three months ended July 26, 2024 was $676 million, as compared to $668 million for the corresponding period in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition and divestiture-related costs, and restructuring associated expenses. Selling, general, and administrative expense for the three months ended July 26, 2024 was $2.7 billion, as compared to $2.6 billion for the corresponding period in the prior fiscal year.
The following is a summary of other costs and expenses (income):

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Amortization of intangible assets	$414	$429
Restructuring charges, net	47	54
Certain litigation charges, net	81	40
Other operating expense, net	1	1
Other non-operating income, net	(157)	(76)
Interest expense, net	167	148
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net For the three months ended July 26, 2024 and July 28, 2023, restructuring costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives.
For additional information about our restructuring activities, refer to Note 5 to the current period's consolidated financial statements.

Certain Litigation Charges, Net We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. For additional information, refer to Note 16 in the current period's consolidated financial statements.
Other Operating Expense, Net Other operating expense, net primarily includes expenses associated with royalties paid for the in-license of intellectual property from third parties, currency remeasurement and derivative gains and losses, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and income from funded research and development arrangements.
For the three months ended July 26, 2024, other operating expense, net was flat compared to the corresponding period in the prior year.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three months ended July 26, 2024, the increase in other non-operating income, net is primarily attributable to an increase in net gains on our minority investment portfolio. Net gains on minority investments were $17 million for the three months ended July 26, 2024, compared to a net loss of $64 million for the three months ended July 28, 2023.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
For the three months ended July 26, 2024, the increase in interest expense, net was primarily driven by the €3.0 billion debt issuance on June 3, 2024 and the higher commercial paper balance during the quarter.
INCOME TAXES

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Income tax provision	$220	$400
Income before income taxes	1,268	1,196
Effective tax rate	17.4%	33.4%

Non-GAAP income tax provision	$327	$300
Non-GAAP income before income taxes	1,925	1,902
Non-GAAP Nominal Tax Rate	17.0%	15.8%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(0.4)%	(17.6)%
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which are effective for Medtronic in fiscal year 2025. We will continue to monitor the impacts of further legislation, regulatory guidance, and regulations issued in the countries in which we do business.
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during the first quarter of fiscal year 2024 and has filed an appeal with the Supreme Court of Israel.
Our effective tax rate for the three months ended July 26, 2024 was 17.4% as compared to 33.4% for the three months ended July 28, 2023. The decrease in the effective tax rate primarily relates to an income tax reserve adjustment made during the three months ended July 28, 2023 associated with the Medtronic Ventor Technologies Ltd court decision and year-over-year changes in operational results by jurisdiction, which were partially offset by the impact of the Pillar Two global minimum tax for the three months ended July 26, 2024.

Our Non-GAAP Nominal Tax Rate for the three months ended July 26, 2024 was 17.0% as compared to 15.8% for the three months ended July 28, 2023. The change in our Non-GAAP Nominal Tax Rate was primarily due to the implementation of the Pillar Two global minimum tax and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 26, 2024 of approximately $19 million.

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of July 26, 2024 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 26, 2024	July 28, 2023
Cash provided by (used in):
Operating activities	$986	$875
Investing activities	(259)	(539)
Financing activities	(731)	(501)
Effect of exchange rate changes on cash and cash equivalents	31	(39)
Net change in cash and cash equivalents	$27	$(204)
Operating Activities The $111 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales and a decrease in cash paid to vendors. The increase in net cash was partially offset by increased annual incentive payouts and an increase in cash paid for taxes.
Investing Activities The $280 million decrease in cash used was primarily attributable to a increase in net sales and maturities of investments of $446 million partially offset by an increase in net additions to property, plant, and equipment of $166 million.
Financing Activities There was a $230 million increase in net cash used during the three months ended July 26, 2024, as compared to the corresponding period in the prior fiscal year. In the current period, there was an decrease in commercial paper that was issued and outstanding at quarter end of $624 million, as compared to an increase of $500 million in the prior year. Additionally, on June 3, 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion, which was partially offset by a $2.3 billion increase in net share repurchases during the three months ended July 26, 2024, as compared to the corresponding period in the prior fiscal year. For more information on commercial paper and Senior Notes issued, refer to the Debt and Capital section below.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at July 26, 2024 was $27.9 billion as compared to $25.0 billion at April 26, 2024. The increase in total debt was driven by issuance of Euro-denominated Senior Notes and fluctuations in exchange rates.
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
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. In March 2024, the Company's Board of Directors authorized the repurchase of an incremental $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three months ended July 26, 2024, the Company repurchased a total of 30 million shares under this program at an average price of $82.28. At July 26, 2024, we had approximately $2.8 billion remaining under the share repurchase program authorized by our Board of Directors.

For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2024.
Liquidity
Our liquidity sources at July 26, 2024 included $1.3 billion of cash and cash equivalents and $6.5 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At July 26, 2024 and April 26, 2024, we had $449 million and $1.1 billion commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2027. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At July 26, 2024 and April 26, 2024, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	July 26, 2024	April 26, 2024
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at July 26, 2024 were unchanged as compared to the ratings at April 26, 2024. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations during the first quarter of fiscal year 2025; there have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 26, 2024.
ACQUISITIONS AND DISPOSITIONS
Information regarding acquisitions and dispositions activity is included in Note 4 to the current period's consolidated financial statements.
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
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2024.
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
As of July 26, 2024, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the three months ended July 26, 2024 and summarized balance sheet information at July 26, 2024 and April 26, 2024 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the three months ended July 26, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$708	$—
Operating profit	78	11
(Loss) income before income taxes	(69)	24
Net (loss) income attributable to Medtronic	(65)	26
The summarized balance sheet information at July 26, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$15,027	$4,164
Total noncurrent assets(4)	11,514	9,017
Total current liabilities(5)	23,683	8,270
Total noncurrent liabilities(6)	35,898	26,152
Noncontrolling interests	213	213
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
(3)Includes receivables due from non-guarantor subsidiaries of $11.9 billion and $1.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $5.2 billion and $8.8 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $20.1 billion and $6.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $7.7 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

The summarized balance sheet information at April 26, 2024 was as follows:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports of Medtronic plc, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products, therapies and services, financial results, product development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of public health crises and geopolitical conflicts on our business, results of operations and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products, therapies and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding: our ability to drive long-term shareholder value; development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance.
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

•cybersecurity and privacy incidents;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 26, 2024 and April 26, 2024 was $24.8 billion and $23.7 billion, respectively. At July 26, 2024, these contracts were in a net unrealized gain position of $554 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 26, 2024 and April 26, 2024 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.7 billion. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 26, 2024 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at July 26, 2024 and April 26, 2024, indicates that the fair value of these instruments would correspondingly change by $65 million and $64 million, respectively.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
4/27/2024-5/24/2024	14,593,125	$82.71	14,593,125	$4,086,732,130
5/25/2024-6/28/2024	14,712,102	82.07	14,712,102	2,879,285,015
6/29/2024-7/26/2024	947,948	78.75	947,948	2,804,631,114
Total	30,253,175	$82.28	30,253,175	$2,804,631,114
In March 2019, the Company's Board of Directors authorized the repurchase of $6.0 billion of the Company's ordinary shares. In March 2024, the Company's Board of Directors authorized an incremental $5.0 billion for share repurchases. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Exchange Act Section 3(r) Disclosure
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first quarter of fiscal year 2025, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first quarter of fiscal year 2025 ending July 26, 2024, in the normal course of business and consistent with the Office of Foreign Assets Control ("OFAC") authorizations as in effect at the time, Medtronic Russia filed one notification with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. This activity did not directly result in any revenues or profits for Medtronic. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended July 26, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

Medtronic plc
(Registrant)

Date:	August 27, 2024	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)