Form 10-Q
period 2024-10-25
Medtronic plc
filed 2024-11-26
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 25, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of November 20, 2024, 1,282,285,681 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Net sales	$8,403	$7,984	$16,318	$15,686
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,946	2,761	5,707	5,390
Research and development expense	697	698	1,373	1,365
Selling, general, and administrative expense	2,757	2,686	5,412	5,299
Amortization of intangible assets	413	425	827	855
Restructuring charges, net	30	40	77	94
Certain litigation charges, net	—	65	81	105
Other operating income, net	(34)	(31)	(33)	(30)
Operating profit	1,595	1,340	2,873	2,608
Other non-operating income, net	(173)	(154)	(330)	(230)
Interest expense, net	209	180	376	329
Income before income taxes	1,559	1,313	2,827	2,510
Income tax provision	281	402	500	802
Net income	1,278	911	2,327	1,708
Net income attributable to noncontrolling interests	(9)	(2)	(15)	(8)
Net income attributable to Medtronic	$1,270	$909	$2,312	$1,700
Basic earnings per share	$0.99	$0.68	$1.79	$1.28
Diluted earnings per share	$0.99	$0.68	$1.79	$1.28
Basic weighted average shares outstanding	1,282.4	1,330.2	1,288.6	1,330.3
Diluted weighted average shares outstanding	1,286.9	1,331.9	1,292.5	1,332.8
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Net income	$1,278	$911	$2,327	$1,708
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	35	(19)	111	(38)
Translation adjustment	116	(926)	218	(911)
Net investment hedge	35	915	(170)	771
Net change in retirement obligations	—	1	1	4
Unrealized (loss) gain on cash flow hedges	(27)	324	(93)	294
Other comprehensive income	161	295	69	120
Comprehensive income including noncontrolling interests	1,439	1,206	2,396	1,828
Comprehensive income attributable to noncontrolling interests	(9)	—	(15)	(6)
Comprehensive income attributable to Medtronic	$1,431	$1,206	$2,381	$1,822
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 25, 2024	April 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,394	$1,284
Investments	6,595	6,721
Accounts receivable, less allowances and credit losses of $195 and $173, respectively	6,260	6,128
Inventories	5,479	5,217
Other current assets	2,710	2,584
Total current assets	22,438	21,935
Property, plant, and equipment, net	6,438	6,131
Goodwill	41,161	40,986
Other intangible assets, net	12,423	13,225
Tax assets	3,572	3,657
Other assets	4,009	4,047
Total assets	$90,042	$89,981
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$3,719	$1,092
Accounts payable	2,376	2,410
Accrued compensation	1,893	2,375
Accrued income taxes	947	1,330
Other accrued expenses	3,260	3,582
Total current liabilities	12,195	10,789
Long-term debt	24,607	23,932
Accrued compensation and retirement benefits	1,084	1,101
Accrued income taxes	1,432	1,859
Deferred tax liabilities	473	515
Other liabilities	1,534	1,365
Total liabilities	41,326	39,561
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,282,553,150 and 1,311,337,531 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,824	23,129
Retained earnings	30,919	30,403
Accumulated other comprehensive loss	(3,250)	(3,318)
Total shareholders’ equity	48,494	50,214
Noncontrolling interests	222	206
Total equity	48,716	50,420
Total liabilities and equity	$90,042	$89,981
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	1,042	—	1,042	6	1,049
Other comprehensive loss	—	—	—	—	(92)	(92)	—	(92)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(898)	—	(898)	—	(898)
Issuance of shares under stock purchase and award plans	1	—	87	—	—	87	—	87
Repurchase of ordinary shares	(30)	—	(2,489)	—	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	83	—	—	83	—	83
July 26, 2024	1,282	$—	$20,810	$30,547	$(3,410)	$47,947	$213	$48,160
Net income	—	—	—	1,270	—	1,270	9	1,278
Other comprehensive income	—	—	—	—	161	161	—	161
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(897)	—	(897)	—	(897)
Issuance of shares under stock purchase and award plans	3	—	103	—	—	103	—	103
Repurchase of ordinary shares	(3)	—	(248)	—	—	(248)	—	(248)
Stock-based compensation	—	—	159	—	—	159	—	159
October 25, 2024	1,283	$—	$20,824	$30,919	$(3,250)	$48,494	$222	$48,716

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	791	—	791	6	797
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	1	—	73	—	—	73	—	73
Repurchase of ordinary shares	(2)	—	(148)	—	—	(148)	—	(148)
Stock-based compensation	—	—	73	—	—	73	—	73
July 28, 2023	1,330	$—	$24,587	$30,265	$(3,674)	$51,178	$188	$51,366
Net income	—	—	—	909	—	909	2	911
Other comprehensive income (loss)	—	—	—	—	297	297	(2)	295
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	2	—	35	—	—	35	—	35
Repurchase of ordinary shares	(2)	—	(189)	—	—	(189)	—	(189)
Stock-based compensation	—	—	146	—	—	146	—	146
October 27, 2023	1,330	$—	$24,580	$30,256	$(3,377)	$51,460	$187	$51,647
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 25, 2024	October 27, 2023
Operating Activities:
Net income	$2,327	$1,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,337	1,344
Provision for credit losses	45	37
Deferred income taxes	57	(36)
Stock-based compensation	242	219
Other, net	(98)	182
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(181)	(117)
Inventories	(278)	(616)
Accounts payable and accrued liabilities	(707)	(699)
Other operating assets and liabilities	(800)	(486)
Net cash provided by operating activities	1,944	1,536
Investing Activities:
Acquisitions, net of cash acquired	—	(22)
Additions to property, plant, and equipment	(924)	(815)
Purchases of investments	(4,019)	(3,403)
Sales and maturities of investments	4,338	3,336
Other investing activities, net	1	(59)
Net cash used in investing activities	(604)	(963)
Financing Activities:
Change in current debt obligations, net	(67)	1,321
Issuance of long-term debt	3,209	—
Dividends to shareholders	(1,795)	(1,836)
Issuance of ordinary shares	232	149
Repurchase of ordinary shares	(2,780)	(378)
Other financing activities, net	(64)	153
Net cash used in financing activities	(1,265)	(591)
Effect of exchange rate changes on cash and cash equivalents	35	(214)
Net change in cash and cash equivalents	110	(232)
Cash and cash equivalents at beginning of period	1,284	1,543
Cash and cash equivalents at end of period	$1,394	$1,311

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,335	$1,110
Interest	513	476

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
2. New Accounting Pronouncements
Recently Adopted Accounting Standards
As of October 25, 2024, there have been no newly adopted accounting pronouncements that materially impact our consolidated financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024 for pronouncements recently adopted.
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
3. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, urological and digestive disorders, ear, nose, and throat conditions, and diabetes conditions as well as advanced and general surgical care products, respiratory and monitoring solutions, and neurological surgery technologies. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Certain prior period net sales has been recast to conform to the new operating segment structure in the fourth quarter of fiscal year 2024. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's reporting structure. In addition, starting in the first quarter of fiscal year 2025, the Company combined the non-U.S. developed markets and the emerging markets into an international market geography. Prior period net sales has been recast to conform to the new presentation.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below illustrates net sales by segment and division and by market geography for the three and six months ended October 25, 2024 and October 27, 2023. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	World wide
	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Cardiac Rhythm & Heart Failure	$1,578	$1,492	$3,114	$2,938
Structural Heart & Aortic	881	819	1,736	1,633
Coronary & Peripheral Vascular	643	613	1,259	1,202
Cardiovascular	3,102	2,923	6,108	5,773
Cranial & Spinal Technologies	1,234	1,157	2,382	2,260
Specialty Therapies	737	705	1,450	1,400
Neuromodulation	480	426	937	846
Neuroscience	2,451	2,288	4,768	4,506
Surgical & Endoscopy	1,649	1,641	3,193	3,187
Acute Care & Monitoring	478	462	930	921
Medical Surgical	2,128	2,103	4,123	4,107
Diabetes	686	610	1,333	1,189
Reportable segment net sales	8,366	7,923	16,333	15,575
Other operating segment(1)	37	61	75	111
Other adjustments(2)	—	—	(90)	—
Total net sales	$8,403	$7,984	$16,318	$15,686

	U.S.		International		U.S.		International
	Three months ended				Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Cardiovascular	$1,434	$1,427	$1,668	$1,496	$2,836	$2,776	$3,272	$2,996
Neuroscience	1,677	1,560	774	728	3,242	3,057	1,526	1,449
Medical Surgical	944	948	1,183	1,155	1,825	1,815	2,298	2,292
Diabetes	232	217	455	394	447	405	886	784
Reportable segment net sales	4,286	4,151	4,080	3,772	8,350	8,054	7,983	7,521
Other operating segment(1)	18	23	19	37	37	45	38	66
Other adjustments(2)	—	—	—	—	—	—	(90)	—
Total net sales	$4,304	$4,175	$4,099	$3,809	$8,387	$8,099	$7,931	$7,587
(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At October 25, 2024, $1.0 billion of rebates were classified as other accrued expenses, and $639 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 26, 2024, $1.0 billion of rebates were classified as other accrued expenses, and $574 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Remaining Performance Obligations
Deferred revenue at October 25, 2024 and April 26, 2024 was $467 million and $453 million, respectively. At October 25, 2024 and April 26, 2024, $369 million and $352 million was included in other accrued expenses, respectively, and $98 million and $101 million was included in other liabilities, respectively. During the six months ended October 25, 2024, the Company recognized $196 million of revenue that was included in deferred revenue as of April 26, 2024. During the six months ended October 27, 2023, the Company recognized $216 million of revenue that was included in deferred revenue as of April 28, 2023.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At October 25, 2024, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.4 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions and Dispositions
Acquisition Activity
During the three and six months ended October 25, 2024, the Company had no acquisitions that were accounted for as business combinations. During the fiscal year ended April 26, 2024, the Company had acquisitions that were accounted for as business combinations. For the three and six months ended October 25, 2024 and the fiscal year ended April 26, 2024, purchase price allocation adjustments were not significant.
Fiscal year 2024
The acquisition date fair value of net assets acquired during the fiscal year ended April 26, 2024 was $335 million. Based on preliminary valuations, assets acquired were primarily comprised of $131 million of goodwill, $150 million of IPR&D, and $29 million of technology-based intangible assets with estimated useful lives of 10 years. For tax purposes, $51 million of goodwill is deductible while $80 million is not deductible. The IPR&D was placed into service as a definite-lived intangible asset during the second quarter of fiscal year 2025. The Company recognized $30 million of non-cash contingent consideration liabilities in connection with these business combinations during the fiscal year ended April 26, 2024, which are comprised of revenue and product development milestone-based payments.
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
The fair value of contingent consideration liabilities at October 25, 2024 and April 26, 2024 was $124 million and $149 million, respectively. At October 25, 2024, $77 million was recorded in other accrued expenses, and $47 million was recorded in other liabilities in the consolidated balance sheet. At April 26, 2024, $96 million was recorded in other accrued expenses, and $53 million was recorded in other liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Beginning balance	$128	$206	$149	$206
Purchase price contingent consideration	—	25	—	25
Payments	(8)	—	(14)	(3)
Change in fair value	4	(10)	(11)	(7)
Ending balance	$124	$220	$124	$220

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	October 25, 2024	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$58	Discount rate	16.5% - 28.2%	22.1%
		Projected fiscal year of payment	2025 - 2029	2027
Product development and other milestone-based payments	$66	Discount rate	5.5%	5.5%
		Projected fiscal year of payment	2025 - 2027	2025
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
On April 1, 2023, the Company and DaVita Inc. (“DaVita”) completed the transaction for the Company to sell half of its Renal Care Solutions (RCS) business. In connection with the sale, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2026 through 2029. The fair value of the contingent consideration receivable at October 25, 2024 and April 26, 2024 was $61 million and $58 million, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Beginning balance	$58	$152	$58	$195
Change in fair value	3	—	3	(43)
Ending balance	$61	$152	$61	$152
5. Restructuring and Other Costs
Restructuring and associated costs for the three and six months ended October 25, 2024 were $46 million and $108 million, respectively, as compared to $91 million and $182 million for the three and six months ended October 27, 2023, respectively. Restructuring and associated costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated. Associated and other costs primarily include salaries and wages of employees that are fully-dedicated to restructuring activities, consulting expenses, and asset write-offs.
The following table presents the classification of restructuring and associated costs in the consolidated statements of income:

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Cost of products sold	$11	$15	$20	$30
Selling, general, and administrative expenses	6	36	11	57
Restructuring charges, net	30	40	77	94
Total restructuring and associated costs	$46	$91	$108	$182

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity for the six months ended October 25, 2024:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 26, 2024	$136	$11	$147
Charges	87	31	118
Cash payments	(156)	(25)	(181)
Settled non-cash	—	(4)	(4)
Accrual adjustments(1)	(10)	—	(10)
October 25, 2024	$58	$13	$70
(1)Accrual adjustments primarily relate to certain employees identified for termination, finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at October 25, 2024 and April 26, 2024:

	October 25, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$538	$—	$(11)	$527	$527	$—
Level 2:
Corporate debt securities	3,429	13	(59)	3,384	3,384	—
U.S. government and agency securities	874	—	(28)	845	845	—
Mortgage-backed securities	772	3	(33)	742	742	—
Non-U.S. government and agency securities	9	—	—	9	9	—
Other asset-backed securities	1,051	5	(3)	1,053	1,053	—
Total Level 2	6,134	22	(124)	6,032	6,032	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,708	$22	$(138)	$6,592	$6,559	$33

	April 26, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$494	$—	$(22)	$472	$472	$—
Level 2:
Corporate debt securities	3,953	4	(125)	3,832	3,832	—
U.S. government and agency securities	847	—	(43)	804	804	—
Mortgage-backed securities	692	1	(50)	643	643	—
Non-U.S. government and agency securities	5	—	—	5	5	—
Other asset-backed securities	941	2	(9)	934	934	—
Total Level 2	6,438	7	(227)	6,218	6,218	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,968	$7	$(252)	$6,723	$6,690	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 25, 2024 and April 26, 2024:

	October 25, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$565	$(7)	$1,645	$(51)
U.S. government and agency securities	216	(2)	713	(37)
Mortgage-backed securities	—	—	535	(33)
Other asset-backed securities	—	—	212	(3)
Auction rate securities	—	—	33	(3)
Total	$782	$(10)	$3,137	$(128)

	April 26, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$661	$(10)	$2,448	$(116)
U.S. government and agency securities	177	(4)	730	(61)
Mortgage-backed securities	—	—	582	(50)
Other asset-backed securities	—	—	502	(9)
Auction rate securities	—	—	33	(3)
Total	$838	$(14)	$4,296	$(238)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended October 25, 2024 and October 27, 2023. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Proceeds from sales	$2,087	$1,573	$4,244	$3,320
Gross realized gains	7	6	14	11
Gross realized losses	(6)	(3)	(13)	(15)
The contractual maturities of available-for-sale debt securities at October 25, 2024 is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,488	$1,478
Due after one year through five years	3,322	3,248
Due after five years through ten years	750	749
Due after ten years	1,148	1,117
Total	$6,708	$6,592
Interest income is recognized in other non-operating income, net, in the consolidated statements of income. During the three and six months ended October 25, 2024, there were $137 million and $249 million of interest income, respectively. During the three and six months ended October 27, 2023, there was $148 million and $259 million of interest income, respectively.

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
The following table summarizes the Company's equity and other investments at October 25, 2024 and April 26, 2024, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	October 25, 2024	April 26, 2024
Investments with readily determinable fair value (marketable equity securities)	$34	$28
Investments for which the fair value option has been elected	311	311
Investments without readily determinable fair values	826	859
Equity method and other investments	92	84
Total equity and other investments	$1,265	$1,282
Gains and losses on the Company's portfolio of equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the three and six months ended October 25, 2024, there were $10 million of net unrealized losses and $7 million of net unrealized gains, respectively, on equity securities and other investments still held at October 25, 2024. During the three and six months ended October 27, 2023, there were $7 million and $70 million, respectively, of net unrealized losses on equity securities and other investments still held at October 27, 2023.
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
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the three and six months ended October 25, 2024 and October 27, 2023, the change in fair value was not significant.
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. Commercial paper outstanding at October 25, 2024 was $899 million. During the three and six months ended October 25, 2024, the commercial paper outstanding had a weighted average original maturity of 13 days and 14 days, respectively and a weighted average interest rate of 5.23 percent and 5.34 percent, respectively. Commercial paper outstanding at April 26, 2024 was $1.1 billion. During fiscal year 2024, the weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average interest rate was 5.45 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At October 25, 2024 and April 26, 2024, no amounts were outstanding under the Credit Facility.

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
Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	October 25, 2024	April 26, 2024
Current debt obligations	2025 - 2026	$3,719	$1,092

Long-term debt
0.250 percent six-year 2019 senior notes	2026	—	1,070
2.625 percent three-year 2022 senior notes	2026	—	535
0.000 percent five-year 2020 senior notes	2026	—	1,070
1.125 percent eight-year 2019 senior notes	2027	1,620	1,606
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,080	1,070
0.375 percent eight-year 2020 senior notes	2029	1,080	1,070
3.650 percent five-year 2024 senior notes	2030	918	—
1.625 percent twelve-year 2019 senior notes	2031	1,080	1,070
1.000 percent twelve-year 2019 senior notes	2032	1,080	1,070
3.125 percent nine-year 2022 senior notes	2032	1,080	1,070
0.750 percent twelve-year 2020 senior notes	2033	1,080	1,070
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,080	1,070
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
3.875 percent twelve-year 2024 senior notes	2037	918	—
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,080	1,070
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,080	1,070
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,080	1,070
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.150 percent nineteen-year 2024 senior notes	2044	648	—
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,080	1,070
1.625 percent thirty-year 2020 senior notes	2051	1,080	1,070
4.150 percent twenty-nine-year 2024 senior notes	2054	756	—
Finance lease obligations	2026 - 2036	50	55
Deferred financing costs	2027 - 2054	(125)	(110)
Debt discount, net	2027 - 2054	(56)	(55)
Total long-term debt		$24,607	$23,932
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums is recognized in interest expense, net in the consolidated statements of income. During the three and six months ended October 25, 2024, there was $252

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

million and $469 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums. During the three and six months ended October 27, 2023, there was $230 million and $427 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums.
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
Financial Instruments Not Measured at Fair Value
At October 25, 2024, the estimated fair value of the Company’s Senior Notes was $25.3 billion compared to a principal value of $27.4 billion. At April 26, 2024, the estimated fair value was $21.2 billion compared to a principal value of $24.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating income, net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and six months ended October 25, 2024, after-tax unrealized losses related to included components in other operating income, net were not significant. During the three and six months ended October 25, 2024, amounts related to excluded components that are amortized in interest expense, net over the life of the hedging instrument were not significant. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
The Company's cash flow hedges will mature within the subsequent three-year period. At October 25, 2024 and April 26, 2024, the Company had $139 million and $229 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $108 million of after-tax net unrealized gains at October 25, 2024 will be recognized in the consolidated statements of income over the next 12 months.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and six months ended October 25, 2024, the Company recognized $47 million and $98 million, respectively, in after-tax unrealized gains representing excluded components in interest expense, net. During the three and six months ended October 27, 2023, the Company recognized $50 million and $99 million, respectively, in after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	October 25, 2024	April 26, 2024
Currency exchange rate contracts(1)	Fair value hedge	$1.1	$—
Currency exchange rate contracts	Cash flow hedge	11.3	10.4
Currency exchange rate contracts(2)	Net investment hedge	7.5	7.4
Foreign currency-denominated debt(3)	Net investment hedge	19.4	17.1
Currency exchange rate contracts	Undesignated	4.7	5.9
(1)At October 25, 2024, includes derivative contracts with a notional value of €1.0 billion, or $1.1 billion, designated as hedges of a portion of our fixed-rate debt obligations.
(2)At October 25, 2024, includes derivative contracts with a notional value of €5.0 billion, or $5.4 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322.2 billion, or $2.1 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2025 through 2033.
(3)At October 25, 2024, includes €18.0 billion, or $19.4 billion, of outstanding Euro-denominated debt designated as hedges of a portion of our net investment in foreign operations. This debt matures in fiscal years 2026 through 2054.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and six months ended October 25, 2024 and October 27, 2023 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss				(Gain) Loss Reclassified into Income

	Three months ended		Six months ended		Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Cash flow hedges
Currency exchange rate contracts	$—	$(394)	$42	$(398)	$(3)	$(75)	$(39)	$(125)	Other operating income, net
Currency exchange rate contracts	20	(75)	—	(109)	(21)	(15)	(39)	(19)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	(91)	(725)	160	(612)	—	—	—	—	N/A
Currency exchange rate contracts	52	(190)	12	(160)	—	—	—	—	N/A
Total	$(19)	$(1,384)	$214	$(1,278)	$(24)	$(89)	$(78)	$(145)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and six months ended October 25, 2024 and October 27, 2023 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Currency exchange rate contracts	$(35)	$94	$(45)	$92	Other operating income, net
Balance Sheet Presentation
The following table summarizes the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at October 25, 2024 and April 26, 2024. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	October 25, 2024	April 26, 2024	Balance Sheet Classification	October 25, 2024	April 26, 2024	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$328	$368	Other current assets	$56	$37	Other accrued expenses
Currency exchange rate contracts	227	276	Other assets	22	17	Other liabilities
Total derivatives designated as hedging instruments	556	644		78	54
Derivatives not designated as hedging instruments
Currency exchange rate contracts	19	15	Other current assets	32	12	Other accrued expenses
Total return swaps	15	—	Other current assets	—	—	Other accrued expenses
Total derivatives not designated as hedging instruments	34	15		32	12
Total derivatives	$589	$659		$110	$66

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	October 25, 2024		April 26, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$574	$110	$659	$66
Level 2	15	—	—	—
Total	$589	$110	$659	$66
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

	October 25, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$574	$(107)	$(52)	$417
Total return swaps	15	—	—	15
	589	(107)	(52)	432
Derivative liabilities:
Currency exchange rate contracts	(110)	107	—	(4)
Total	$479	$—	$(52)	$428

	April 26, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$659	$(66)	$(101)	$492
Derivative liabilities:
Currency exchange rate contracts	(66)	66	—	—
Total	$593	$—	$(101)	$492
9. Inventories
Inventory balances were as follows:

(in millions)	October 25, 2024	April 26, 2024
Finished goods	$3,729	$3,668
Work-in-process	728	642
Raw materials	1,022	907
Total	$5,479	$5,217

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 26, 2024	$7,966	$11,644	$19,121	$2,255	$40,986
Currency translation and other	4	24	147	—	176
October 25, 2024	$7,970	$11,668	$19,268	$2,255	$41,161
As further described in Note 17, the Company had changes to the operating segments and goodwill reporting units during the fourth quarter of fiscal year 2024. For further information on the reporting unit changes, refer to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024. No goodwill impairment was recognized during the three and six months ended October 25, 2024 and October 27, 2023.
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	October 25, 2024		April 26, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,523	$(9,164)	$16,518	$(8,689)
Purchased technology and patents	11,727	(7,206)	11,557	(6,868)
Trademarks and tradenames	425	(280)	424	(274)
Other	254	(90)	256	(84)
Total	$28,929	$(16,741)	$28,755	$(15,915)
Indefinite-lived:
IPR&D	$235	$—	$385	$—
The Company did not recognize any definite-lived intangible asset impairment charges during the three and six months ended October 25, 2024 and October 27, 2023.
The Company did not recognize any indefinite-lived intangible asset impairment charges during the three and six months ended October 25, 2024. Indefinite-lived intangible asset impairment charges were not significant for the three and six months ended October 27, 2023. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended October 25, 2024 and October 27, 2023 was $413 million and $425 million, respectively. Intangible asset amortization expense for the six months ended October 25, 2024 and October 27, 2023 was $827 million and $855 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at October 25, 2024, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2025	$824
2026	1,639
2027	1,616
2028	1,565
2029	1,488
2030	1,356

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
The Israeli Central-Lod District Court issued its decision in the Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office on June 1, 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during the first quarter of fiscal year 2024 and has filed an appeal with the Supreme Court of Israel.
The Company's effective tax rate for the three and six months ended October 25, 2024 was 18.0% and 17.7%, respectively, as compared to 30.6% and 32.0% for the three and six months ended October 27, 2023, respectively. The decrease in the effective tax rate for the three months ended October 25, 2024, primarily relates to the establishment of a valuation allowance on certain net operating losses recorded during the three months ended October 27, 2023, which was partially offset by the implementation of the Pillar Two global minimum tax. In addition to the items discussed in the current quarter, the decrease in the effective tax rate for the six months ended October 25, 2024 was also attributable to an income tax reserve adjustment made during the six months ended October 27, 2023 associated with the Ventor court decision noted above.
At October 25, 2024 and April 26, 2024, the Company's gross unrecognized tax benefits were $2.9 billion and $2.8 billion, respectively. In addition, the Company had accrued gross interest and penalties of $45 million at October 25, 2024. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.7 billion would impact the Company’s effective tax rate. At October 25, 2024 and April 26, 2024, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $1.9 billion and $1.8 billion, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Numerator:
Net income attributable to ordinary shareholders	$1,270	$909	$2,312	$1,700
Denominator:
Basic – weighted average shares outstanding	1,282.4	1,330.2	1,288.6	1,330.3
Effect of dilutive securities:
Employee stock options	0.6	0.5	0.6	0.9
Employee restricted stock units	2.1	0.9	2.0	1.3
Employee performance share units	1.8	0.2	1.3	0.3
Diluted – weighted average shares outstanding	1,286.9	1,331.9	1,292.5	1,332.8
Basic earnings per share	$0.99	$0.68	$1.79	$1.28
Diluted earnings per share	$0.99	$0.68	$1.79	$1.28

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 28 million and 27 million ordinary shares for the three and six months ended October 25, 2024, respectively, and 31 million and 27 million ordinary shares for the three and six months ended October 27, 2023, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and six months ended October 25, 2024 and October 27, 2023:

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Stock options	$30	$35	$42	$46
Restricted stock	68	55	111	93
Performance share units	54	48	69	60
Employee stock purchase plan	8	8	19	19
Total stock-based compensation expense	$159	$146	$242	$219

Cost of products sold	$17	$13	$26	$20
Research and development expense	19	18	29	27
Selling, general, and administrative expense	123	115	187	172
Total stock-based compensation expense	159	146	242	219
Income tax benefits	(25)	(25)	(38)	(36)
Total stock-based compensation expense, net of tax	$134	$121	$204	$183
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 25, 2024 and October 27, 2023:

	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three months ended				Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Service cost	$13	$15	$11	$10	$26	$30	$22	$20
Interest cost	43	40	13	12	86	80	26	24
Expected return on plan assets	(66)	(65)	(17)	(17)	(132)	(130)	(34)	(34)
Amortization of prior service cost	(1)	(1)	—	—	(2)	(2)	—	—
Amortization of net actuarial loss	4	5	—	—	8	10	1	—
Net periodic (credit) benefit cost	$(7)	$(6)	$7	$5	$(14)	$(12)	$14	$10
Components of net periodic benefit (credit) cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	102	218	(170)	(1)	(37)	111
Reclassifications	9	—	—	3	(55)	(43)
Other comprehensive income (loss)	111	218	(170)	1	(93)	69
October 25, 2024	$(101)	$(3,468)	$708	$(529)	$139	$(3,250)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive income (loss) before reclassifications	(49)	(909)	771	—	404	217
Reclassifications	11	—	—	4	(110)	(95)
Other comprehensive income (loss)	(38)	(909)	771	4	294	122
October 27, 2023	$(296)	$(3,748)	$1,016	$(737)	$387	$(3,377)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the six months ended October 25, 2024 and October 27, 2023, was an expense of $19 million and a benefit of $8 million, respectively. During the six months ended October 25, 2024 and October 27, 2023, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $2 million and $3 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the six months ended October 25, 2024 and October 27, 2023, there was no income tax on cumulative translation adjustments.
The income tax on net investment hedges in other comprehensive income before reclassifications during the six months ended October 25, 2024 was a benefit of $1 million. During the six months ended October 27, 2023, there were no tax impacts on net investment hedges.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the six months ended October 25, 2024 and October 27, 2023, there were no tax impacts on retirement obligations. During the six months ended October 25, 2024 and October 27, 2023, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $1 million and $2 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the six months ended October 25, 2024 and October 27, 2023, was a benefit of $5 million and expense of $103 million, respectively. During the six months ended October 25, 2024 and October 27, 2023, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $22 million and $34 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating income, net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.
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
(Unaudited)

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. The Company recognized no certain litigation charges and $81 million of certain litigation charges during the three and six months ended October 25, 2024, respectively, whereas the Company recognized $65 million and $105 million of certain litigation charges during the three and six months ended October 27, 2023, respectively. At October 25, 2024 and April 26, 2024, accrued litigation was approximately $0.2 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of October 30, 2024, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 8,800 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,850 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 1,450 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of November 4, 2024, after a number of recent dismissals of individual plaintiffs, there are 23 lawsuits filed on behalf of 76 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of thousands of additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
There have been no changes to reportable segments during the quarter ended October 25, 2024. We continue to have four reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit. Prior period amounts have been recast to conform to the new operating segment structure in the fourth quarter of fiscal year 2024. For further information on the operating segment structure changes, refer to Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Cardiovascular	$1,164	$1,117	$2,289	$2,208
Neuroscience	1,024	929	1,985	1,858
Medical Surgical	774	795	1,464	1,521
Diabetes	116	101	218	186
Reportable segment operating profit	3,079	2,942	5,956	5,773
Other operating segment(1)	12	4	26	1
Corporate	(448)	(431)	(903)	(879)
Interest expense, net	(209)	(180)	(376)	(329)
Other non-operating income, net	173	154	330	230
Amortization of intangible assets	(413)	(425)	(827)	(855)
Stock-based compensation	(159)	(146)	(242)	(219)
Centralized distribution costs	(405)	(391)	(800)	(786)
Currency(2)	(39)	32	(44)	29
Restructuring and associated costs	(46)	(91)	(108)	(182)
Acquisition and divestiture-related items	25	(58)	13	(107)
Certain litigation charges, net	—	(65)	(81)	(105)
Medical device regulations	(12)	(30)	(27)	(62)
Other adjustments(3)	—	—	(90)	—
Income before income taxes	$1,559	$1,313	$2,827	$2,510
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
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and six months ended October 25, 2024 and October 27, 2023 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Ireland	$29	$29	$59	$58

United States	4,304	4,175	8,387	8,099
Rest of world	4,070	3,780	7,872	7,528
Total other countries, excluding Ireland	8,374	7,955	16,259	15,627
Total	$8,403	$7,984	$16,318	$15,686

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 26, 2024. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and six months ended October 25, 2024. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The following is a summary of revenue and diluted earnings per share for the three months ended October 25, 2024 and October 27, 2023, and operating cash flow for the six months ended October 25, 2024 and October 27, 2023:

REVENUE

(in billions)

$8.4
$8.0
October 25, 2024
October 27, 2023

$8.4B
GAAP

Revenue increased due to growth in most businesses, including Diabetes, Cranial & Spinal Technologies, Neuromodulation, TAVR, Cardiac Rhythm Management, and Cardiac Surgery.

DILUTED EPS

GAAP
Non-GAAP
$0.99
$1.26
$0.68
$1.25
October 25, 2024
October 27, 2023

$0.99
GAAP

$1.26
Non-GAAP

Diluted EPS increased $0.31 or 46% primarily due to the increase in net sales and a decrease in the income tax provision due to the establishment of a valuation allowance against certain net operating losses in the prior year.

Non-GAAP Diluted EPS increased $0.01 or 1% primarily due to the increase in net sales partially offset by the unfavorable currency impact on cost of products sold and an increase in selling, general, and administrative expense due to new product launches and commercialization activities.

OPERATING CASH FLOW

(in billions)

$1.9
$1.5
October 25, 2024
October 27, 2023

$1.9B
GAAP

Operating cash flow increased $0.4 billion primarily driven by an increase in cash collected from customers due to an increase in sales and a decrease in cash paid to vendors partially offset by increased incentive payouts and increase in cash paid for taxes.

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended October 25, 2024 and October 27, 2023:

	Three months ended October 25, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,559	$281	$1,270	$0.99	18.0%
Non-GAAP Adjustments:
Amortization of intangible assets	413	75	338	0.26	18.2
Restructuring and associated costs(1)	46	9	37	0.03	19.6
Acquisition and divestiture-related items(2)	(25)	5	(30)	(0.02)	(20.0)
(Gain)/loss on minority investments(3)	(10)	10	(21)	(0.02)	(100.0)
Medical device regulations(4)	12	2	10	0.01	16.7
Certain tax adjustments, net	—	(16)	16	0.01	—
Non-GAAP	$1,995	$366	$1,620	$1.26	18.3%

	Three months ended October 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,313	$402	$909	$0.68	30.6%
Non-GAAP Adjustments:
Amortization of intangible assets	425	65	360	0.27	15.3
Restructuring and associated costs(1)	91	16	76	0.06	17.6
Acquisition and divestiture-related items(2)	58	7	51	0.04	12.1
Certain litigation charges, net	65	15	50	0.04	23.1
(Gain)/loss on minority investments(3)	25	5	21	0.02	20.0
Medical device regulations(4)	30	6	24	0.02	20.0
Certain tax adjustments, net (5)	—	(176)	176	0.13	—
Non-GAAP	$2,008	$339	$1,667	$1.25	16.9%
(1)Associated costs primarily include salaries and wages for employees supporting the restructuring activities, consulting expenses, and asset write-offs.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and exit of business-related charges. The three months ended October 25, 2024 also includes gains related to certain business or asset sales.
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
(5)The charge primarily relates to the establishment of a valuation allowance against certain net operating losses.

The tables below present our GAAP to Non-GAAP reconciliations for the six months ended October 25, 2024 and October 27, 2023:

	Six months ended October 25, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,827	$500	$2,312	$1.79	17.7%
Non-GAAP Adjustments:
Amortization of intangible assets	827	149	678	0.52	18.0
Restructuring and associated costs(1)	108	21	87	0.07	19.4
Acquisition and divestiture-related items(2)	(13)	6	(19)	(0.01)	(46.2)
Certain litigation charges, net	81	13	68	0.05	16.0
(Gain)/loss on minority investments(3)	(27)	10	(38)	(0.03)	(37.0)
Medical device regulations(4)	27	5	22	0.02	18.5
Other(5)	90	20	70	0.05	22.2
Certain tax adjustments, net	—	(33)	33	0.03	—
Non-GAAP	$3,921	$693	$3,213	$2.49	17.7%

	Six months ended October 27, 2023
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,510	$802	$1,700	$1.28	32.0%
Non-GAAP Adjustments:
Amortization of intangible assets	855	130	724	0.54	15.2
Restructuring and associated costs(1)	182	30	152	0.11	16.5
Acquisition and divestiture-related items(2)	107	10	97	0.07	9.3
Certain litigation charges, net	105	24	81	0.06	22.9
(Gain)/loss on minority investments(3)	89	5	85	0.06	5.6
Medical device regulations(4)	62	13	49	0.04	21.0
Certain tax adjustments, net(6)	—	(375)	375	0.28	—
Non-GAAP	$3,910	$640	$3,262	$2.45	16.4%
(1)Associated costs primarily include salaries and wages for employees supporting the restructuring activities, consulting expenses, and asset write-offs.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and exit of business-related charges. The six months ended October 25, 2024 also includes gains related to certain business or asset sales.
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
(6)The charge relates to an income tax reserve adjustment associated with the June 2023, Israeli Central-Lod District Court decision, the establishment of a valuation allowance against certain net operating losses and amortization of previously established deferred tax assets from intercompany intellectual property transactions.

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

	Six months ended
(in millions)	October 25, 2024	October 27, 2023
Net cash provided by operating activities	$1,944	$1,536
Additions to property, plant, and equipment	(924)	(815)
Free cash flow	$1,020	$721
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
Certain prior period net sales has been recast to reflect the new reporting structure in the fourth quarter of fiscal year 2024. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's reporting structure. In addition, starting in the first quarter of fiscal year 2025, the Company combined the non-U.S. developed markets and the emerging markets into an international market geography. Prior period net sales has been recast to conform to the new presentation. The charts below illustrate the percent of net sales by segment for the three months ended October 25, 2024 and October 27, 2023:

The table below illustrates net sales by segment and division for the three and six months ended October 25, 2024 and October 27, 2023:

	Three months ended			Six months ended
(in millions)	October 25, 2024	October 27, 2023	% Change	October 25, 2024	October 27, 2023	% Change
Cardiac Rhythm & Heart Failure	$1,578	$1,492	6%	$3,114	$2,938	6%
Structural Heart & Aortic	881	819	8	1,736	1,633	6
Coronary & Peripheral Vascular	643	613	5	1,259	1,202	5
Cardiovascular	3,102	2,923	6	6,108	5,773	6
Cranial & Spinal Technologies	1,234	1,157	7	2,382	2,260	5
Specialty Therapies	737	705	5	1,450	1,400	4
Neuromodulation	480	426	13	937	846	11
Neuroscience	2,451	2,288	7	4,768	4,506	6
Surgical & Endoscopy	1,649	1,641	1	3,193	3,187	—
Acute Care & Monitoring	478	462	4	930	921	1
Medical Surgical	2,128	2,103	1	4,123	4,107	—
Diabetes	686	610	12	1,333	1,189	12
Reportable segment net sales	8,366	7,923	6	16,333	15,575	5
Other operating segment(1)	37	61	(39)	75	111	(32)
Other adjustments(2)	—	—	—	(90)	—	100
Total net sales	$8,403	$7,984	5%	$16,318	$15,686	4%
(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended October 25, 2024 and October 27, 2023:

The table below includes net sales by market geography for each of our segments for the three and six months ended October 25, 2024 and October 27, 2023:

	U.S.(1)			International(2)
	Three months ended			Three months ended
(in millions)	October 25, 2024	October 27, 2023	% Change	October 25, 2024	October 27, 2023	% Change
Cardiovascular	$1,434	$1,427	1%	$1,668	$1,496	12%
Neuroscience	1,677	1,560	8	774	728	6
Medical Surgical	944	948	—	1,183	1,155	3
Diabetes	232	217	7	455	394	16
Reportable segment net sales	4,286	4,151	3	4,080	3,772	8
Other operating segment(3)	18	23	(22)	19	37	(49)
Total net sales	$4,304	$4,175	3%	$4,099	$3,809	8%

	U.S.(1)			International(2)
	Six months ended			Six months ended
(in millions)	October 25, 2024	October 27, 2023	% Change	October 25, 2024	October 27, 2023	% Change
Cardiovascular	$2,836	$2,776	2%	$3,272	$2,996	9%
Neuroscience	3,242	3,057	6	1,526	1,449	5
Medical Surgical	1,825	1,815	1	2,298	2,292	—
Diabetes	447	405	10	886	784	13
Reportable segment net sales	8,350	8,054	4	7,983	7,521	6
Other operating segment(3)	37	45	(19)	38	66	(42)
Other adjustments(4)	—	—	—	(90)	—	100
Total net sales	$8,387	$8,099	4%	$7,931	$7,587	5%
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
The increase in net sales for the three and six months ended October 25, 2024, as compared to the corresponding periods in the prior fiscal year, was driven primarily by growth in most businesses, including strong growth in Diabetes, Cranial & Spinal Technologies, Neuromodulation, TAVR, Cardiac Rhythm Management, and Cardiac Surgery. The increase in net sales for the six months ended October 25, 2024, was partially offset by the $90 million incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Looking ahead, a number of macro-economic and geopolitical factors could negatively impact our business, including without limitation:
•Competitive product launches and pricing pressure, geographic macro-economic developments including changes in global trade policies and fluctuations in currency exchange rates, general price inflation, changes in interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and supply chain challenges from time to time;
•National and provincial tender pricing for certain products, particularly in China;
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having, and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in the second quarter of fiscal year 2025, including on accounts receivable and inventory reserves, was not material, and for the three and six months ended October 25, 2024, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.

•Although the long-term implications of Israel's recent conflicts are difficult to predict at this time, the financial impact of the conflicts in the second quarter of fiscal year 2025, including on accounts receivable and inventory reserves, was not material. As of October 25, 2024, the Company had 6 facilities and approximately 1,500 employees in Israel. For the three and six months ended October 25, 2024, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and six months ended October 25, 2024 were $3.1 billion and $6.1 billion, an increase of 6 percent for both periods as compared to the corresponding periods in the prior fiscal year. The net sales increase was primarily due to strong performance of TAVR, Cardiac Rhythm Management, and Cardiac Surgery.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended October 25, 2024 and October 27, 2023:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and six months ended October 25, 2024 increased 6 percent for both periods as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by Cardiac Pacing Therapies and Defibrillation Solutions with growth in Micra transcatheter pacing systems, Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system, and TRYX. Cardiac Ablation Solutions experienced strong growth in PulseSelect Pulsed Field Ablation with offsetting declines in cryoablation.
Structural Heart & Aortic (SHA) net sales for the three and six months ended October 25, 2024 increased 8 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by U.S. and international growth in Structural Heart from adoption of Evolut FX+ TAVR system and in Cardiac Surgery driven by growth in Perfusion and Surgical Valves.
Coronary & Peripheral Vascular (CPV) net sales for the three and six months ended October 25, 2024 increased 5 percent for both periods as compared to the corresponding periods in the prior fiscal year. The increase in net sales was driven by growth in Coronary led by guide catheters and balloons, in addition to growth in Peripheral Vascular and Vascular Embolization.

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
•Continued acceptance, adoption, and growth of our innovative portfolio of products in the electrophysiology (EP) segment, including the Arctic Front cryoablation system, PulseSelect PFA, and Affera mapping and ablation system. The Affera mapping and ablation system and Sphere-9 catheter received U.S. FDA approval in late October 2024.
•Continued acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement platform. This includes Evolut PRO which provides enhanced hemodynamics, reliable delivery, enhanced durability, advanced sealing, and Evolut FX, a system designed to improve the overall procedural experience through enhancements in deliverability, implant visibility, and deployment stability. The Evolut FX+ TAVR system maintains the valve performance benefits of the legacy Evolut TAVR platform and is designed to facilitate coronary access. The system was approved by the U.S. FDA in March 2024 and received CE Mark in late October 2024.
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
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and six months ended October 25, 2024 were $2.5 billion and $4.8 billion, respectively, an increase of 7 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to growth in Neuromodulation, Spine and Biologics, Neurosurgery, and Hemorrhagic Stroke.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended October 25, 2024 and October 27, 2023:
Cranial & Spinal Technologies (CST) net sales for the three and six months ended October 25, 2024 increased 7 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine, Biologics, and Neurosurgery.
Specialty Therapies (Specialty) net sales for the three and six months ended October 25, 2024 increased 5 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by hemorrhagic stroke products, growth on continued adoption of the Interstim X system, and ENT.
Neuromodulation (NM) net sales for the three and six months ended October 25, 2024 increased 13 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the continued launch of both the Inceptiv spinal cord stimulator in the U.S. and the Percept RC deep brain neurostimulator.
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
•Continued acceptance and growth of our Percept family of deep brain stimulation (DBS) devices with proprietary BrainSense technology for objectifying and personalizing the treatment of Parkinson's Disease, epilepsy, and other movement disorders. In August 2024, the U.S. FDA approved Asleep DBS surgery for people with Parkinson's and people with essential tremor.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include hemorrhagic stroke intravascular device and our next-generation spine enabling technologies.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and six months ended October 25, 2024 were $2.1 billion and $4.1 billion, an increase of 1 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales were primarily impacted by growth in Advanced Energy and Blood Oxygen Management with partially offsetting declines in Stapling.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended October 25, 2024 and October 27, 2023:

Surgical & Endoscopy (SE) net sales for the three and six months ended October 25, 2024 increased 1 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales for both periods were impacted by growth in Advanced Energy, driven by continued adoption of the LigaSure Maryland XP vessel sealer, and strength in Hernia and Wound Management products. The net sales results were partially offset by declines in Advanced Stapling and Endoscopy.
Acute Care & Monitoring (ACM) net sales for the three and six months ended October 25, 2024 increased 4 percent and 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was largely due to growth in Nellcor pulse oximetry driven by strong sensor sales and continued adoption of the RespArray patient monitor in addition to strength in Bispectral Index monitoring system (BIS).
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
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three and six months ended October 25, 2024 were $686 million and $1.3 billion, respectively, an increase of 12 percent for both periods as compared to the corresponding periods in the prior fiscal year. The increase in net sales for both periods was primarily driven by strong U.S growth as a result of the continued adoption of the MiniMed 780G automated insulated delivery (AID) system, and strong international growth in CGM systems from increased attachment rates and adoption of Simplera Sync.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•Continued acceptance and growth for the MiniMed 780G insulin pump system, which is powered by SmartGuard technology and features the added benefits of meal detection technology that automatically adjusts and corrects sugar levels every five minutes. The global adoption of our AID systems has resulted in strong sensor attachment rates. The MiniMed 780G insulin pump system with the Guardian 4 Sensor is available in the U.S., and the MiniMed 780G insulin pump system with Simplera Sync received CE Mark in early January 2024.

•Continued acceptance and growth of the Guardian Connect CGM system, which displays glucose information directly to a smartphone to provide patients access to their glucose levels seamlessly and discretely. The Guardian Connect CGM system is available on both Apple iOS and Android devices.
•Market acceptance and growth of our sensor Simplera, which received U.S FDA approval in August 2024 and CE Mark in September 2023.
•Market acceptance and growth of our InPen smart pen system, which allows users to have their Medtronic CGM readings in real-time alongside insulin dose information, all in one view.
•Continued pump, CGM, and consumable competition in an expanding global market.
•Changes in medical reimbursement policies and programs, along with additional payor coverage on insulin pumps.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, including our Minimed 780G insulin pump system with Simplera Sync in the U.S., and the products resulting from our partnership with Abbott to expand CGM options for people living with diabetes.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and six months ended October 25, 2024 and October 27, 2023:
Cost of Products Sold Cost of products sold for the three and six months ended October 25, 2024 was $2.9 billion and $5.7 billion, respectively, as compared to $2.8 billion and $5.4 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in cost products sold as a percentage of net sales for the three and six months ended October 25, 2024 was primarily due to unfavorable currency impact.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three and six months ended October 25, 2024 was $697 million and $1.4 billion, respectively, as compared to $698 million and $1.4 billion, respectively, for the corresponding periods in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition and divestiture-related costs, and restructuring associated expenses. Selling, general, and administrative expense for the three and six months ended October 25, 2024 was $2.8 billion and $5.4 billion, respectively, as compared to $2.7 billion and $5.3 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in selling, general, and administrative expense for both periods is primarily due to new product launches and commercialization activities.

The following is a summary of other costs and expenses (income):

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Amortization of intangible assets	$413	$425	$827	$855
Restructuring charges, net	30	40	77	94
Certain litigation charges, net	—	65	81	105
Other operating income, net	(34)	(31)	(33)	(30)
Other non-operating income, net	(173)	(154)	(330)	(230)
Interest expense, net	209	180	376	329
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of purchased patents, trademarks, tradenames, customer relationships, purchased technology, and other intangible assets.
Restructuring Charges, Net For the three and six months ended October 25, 2024 and October 27, 2023, restructuring costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives.
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
Other Operating Income, Net Other operating income, net primarily includes expenses associated with royalties paid for the in-license of intellectual property from third parties, currency remeasurement and derivative gains and losses, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and income from funded research and development arrangements.
For the three and six months ended October 25, 2024, the increase in other operating income, net was largely driven by insignificant gains from certain business or asset sales in the Cardiovascular and Neuroscience Portfolio. The increase in other operating, income net was partially offset by the net impact of currency remeasurement and our hedging programs, which resulted in net expense of $39 million and $44 million for the three and six months ended October 25, 2024, respectively, as compared to a net gain of $32 million and $29 million, respectively, in the corresponding periods in the prior fiscal year.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income.
For the three months and six months ended October 25, 2024, the increase in other non-operating income, net is primarily attributable to an increase in net gains on our minority investment portfolio. Net gains on minority investments were $10 million and $27 million for the three and six months ended October 25, 2024, respectively, compared to net losses of $25 million and $89 million for the three and six months ended October 27, 2023, respectively.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
For the three and six months ended October 25, 2024, the increase in interest expense, net was primarily driven by the €3.0 billion debt issuance on June 3, 2024.

INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 25, 2024	October 27, 2023	October 25, 2024	October 27, 2023
Income tax provision	$281	$402	$500	$802
Income before income taxes	1,559	1,313	2,827	2,510
Effective tax rate	18.0%	30.6%	17.7%	32.0%

Non-GAAP income tax provision	$366	$339	$693	$640
Non-GAAP income before income taxes	1,995	2,008	3,921	3,910
Non-GAAP Nominal Tax Rate	18.3%	16.9%	17.7%	16.4%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	0.3%	(13.7)%	—%	(15.6)%
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
Our effective tax rate for the three and six months ended October 25, 2024 was 18.0% and 17.7%, respectively, as compared to 30.6% and 32.0% for the three and six months ended October 27, 2023, respectively. The decrease in our effective tax rate for the three months ended October 25, 2024 primarily relates to the establishment of a valuation allowance on certain net operating losses recorded during the three months ended October 27, 2023, which was partially offset by the implementation of the Pillar Two global minimum tax. In addition to the items discussed in the current quarter, the decrease in the effective tax rate for the six months ended October 25, 2024 was also attributable to an income tax reserve adjustment made during the six months ended October 27, 2023 associated with the Ventor court decision noted above.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 25, 2024 was 18.3% and 17.7%, respectively, as compared to 16.9% and 16.4% for the three and six months ended October 27, 2023, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the implementation of the Pillar Two global minimum tax and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 25, 2024 of approximately $20 million and $39 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of October 25, 2024 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Six months ended
(in millions)	October 25, 2024	October 27, 2023
Cash provided by (used in):
Operating activities	$1,944	$1,536
Investing activities	(604)	(963)
Financing activities	(1,265)	(591)
Effect of exchange rate changes on cash and cash equivalents	35	(214)
Net change in cash and cash equivalents	$110	$(232)
Operating Activities The $408 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales and a decrease in cash paid to vendors, which was partially offset by an increase in cash paid for taxes and increased annual incentive payouts.
Investing Activities The $359 million decrease in cash used was primarily attributable to an increase in net sales and maturities of investments of $386 million partially offset by an increase in net additions to property, plant, and equipment of $109 million.
Financing Activities There was a $674 million increase in net cash used during the six months ended October 25, 2024, as compared to the corresponding period in the prior fiscal year. In the current period, there was a decrease in total short-term borrowings of $67 million, as compared to an increase of $1.3 billion in the prior year. Additionally, on June 3, 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion, which was partially offset by a $2.3 billion increase in net share repurchases during the six months ended October 25, 2024, as compared to the corresponding period in the prior fiscal year. For more information on commercial paper and Senior Notes issued, refer to the Debt and Capital section below.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at October 25, 2024 was $28.3 billion as compared to $25.0 billion at April 26, 2024. The increase in total debt was primarily driven by issuance of Euro-denominated Senior Notes and fluctuations in exchange rates.
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
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the six months ended October 25, 2024, the Company repurchased a total of 33 million shares under this program at an average price of $82.61. At October 25, 2024, we had approximately $2.6 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2024.
Liquidity
Our liquidity sources at October 25, 2024 included $1.4 billion of cash and cash equivalents and $6.6 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.

We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At October 25, 2024 and April 26, 2024, we had $899 million and $1.1 billion commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2028. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At October 25, 2024 and April 26, 2024, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	October 25, 2024	April 26, 2024
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at October 25, 2024 were unchanged as compared to the ratings at April 26, 2024. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
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
As of October 25, 2024, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the six months ended October 25, 2024 and summarized balance sheet information at October 25, 2024 and April 26, 2024 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the six months ended October 25, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,373	$—
Operating profit	173	98
(Loss) income before income taxes	(181)	113
Net (loss) income attributable to Medtronic	(151)	118
The summarized balance sheet information at October 25, 2024 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$15,037	$4,146
Total noncurrent assets(4)	11,462	5,338
Total current liabilities(5)	22,215	5,858
Total noncurrent liabilities(6)	37,793	24,463
Noncontrolling interests	222	222
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
(3)Includes receivables due from non-guarantor subsidiaries of $12.0 billion and $1.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $5.2 billion and $5.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $16.7 billion and $2.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $11.3 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 25, 2024 and April 26, 2024 was $24.6 billion and $23.7 billion, respectively. At October 25, 2024, these contracts were in a net unrealized gain position of $464 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 25, 2024 and April 26, 2024 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.7 billion. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at October 25, 2024 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at October 25, 2024 and April 26, 2024, indicates that the fair value of these instruments would correspondingly change by $65 million and $64 million, respectively.
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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
7/27/2024-8/23/2024	1,380,200	$82.71	1,380,200	$2,690,475,982
8/24/2024-9/27/2024	807,700	89.42	807,700	2,618,252,054
9/28/2024-10/25/2024	691,854	89.66	691,854	2,556,222,068
Total	2,879,754	$86.26	2,879,754	$2,556,222,068
In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the three months ended October 25, 2024, certain of our officers and directors adopted “Rule 10b5-1 trading arrangements,” intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act as follows.
On October 10, 2024, Brett Wall, Executive Vice President and President Neuroscience Portfolio, adopted a Rule 10b5-1 trading plan. Mr. Wall's trading plan provides for the sale of up to 22,287 shares of the Company's common stock prior to the plan's August 1, 2025 termination date.

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

Medtronic plc
(Registrant)

Date:	November 26, 2024	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)