Form 10-Q
period 2025-01-24
Medtronic plc
filed 2025-02-25
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 24, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of February 19, 2025, 1,282,543,505 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Net sales	$8,292	$8,089	$24,610	$23,775
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	2,779	2,782	8,485	8,172
Research and development expense	675	695	2,048	2,060
Selling, general, and administrative expense	2,717	2,673	8,129	7,971
Amortization of intangible assets	416	419	1,243	1,274
Restructuring charges, net	43	20	120	114
Certain litigation charges, net	22	—	104	105
Other operating (income) expense, net	(5)	17	(38)	(13)
Operating profit	1,646	1,483	4,519	4,091
Other non-operating income, net	(72)	(177)	(403)	(407)
Interest expense, net	179	188	555	517
Income before income taxes	1,540	1,472	4,367	3,982
Income tax provision	237	135	737	936
Net income	1,303	1,337	3,630	3,045
Net income attributable to noncontrolling interests	(9)	(15)	(24)	(23)
Net income attributable to Medtronic	$1,294	$1,322	$3,606	$3,022
Basic earnings per share	$1.01	$0.99	$2.80	$2.27
Diluted earnings per share	$1.01	$0.99	$2.79	$2.27
Basic weighted average shares outstanding	1,282.4	1,329.7	1,286.7	1,330.1
Diluted weighted average shares outstanding	1,286.2	1,331.7	1,290.6	1,332.4
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Net income	$1,303	$1,337	$3,630	$3,045
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investment securities	(1)	111	110	73
Translation adjustment	(663)	450	(444)	(461)
Net investment hedge	780	(424)	610	348
Net change in retirement obligations	1	2	3	6
Unrealized gain (loss) on cash flow hedges	292	(220)	200	74
Other comprehensive income (loss)	409	(81)	478	39
Comprehensive income including noncontrolling interests	1,712	1,257	4,108	3,084
Comprehensive income attributable to noncontrolling interests	(7)	(17)	(23)	(23)
Comprehensive income attributable to Medtronic	$1,705	$1,240	$4,085	$3,062
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 24, 2025	April 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,240	$1,284
Investments	6,682	6,721
Accounts receivable, less allowances and credit losses of $204 and $173, respectively	6,115	6,128
Inventories	5,610	5,217
Other current assets	2,865	2,584
Total current assets	22,513	21,935
Property, plant, and equipment, net	6,593	6,131
Goodwill	40,819	40,986
Other intangible assets, net	12,184	13,225
Tax assets	3,614	3,657
Other assets	4,250	4,047
Total assets	$89,973	$89,981
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$2,622	$1,092
Accounts payable	2,286	2,410
Accrued compensation	2,281	2,375
Accrued income taxes	1,125	1,330
Other accrued expenses	3,526	3,582
Total current liabilities	11,840	10,789
Long-term debt	23,985	23,932
Accrued compensation and retirement benefits	1,063	1,101
Accrued income taxes	1,485	1,859
Deferred tax liabilities	452	515
Other liabilities	1,533	1,365
Total liabilities	40,358	39,561
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,283,266,154 and 1,311,337,531 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,910	23,129
Retained earnings	31,317	30,403
Accumulated other comprehensive loss	(2,839)	(3,318)
Total shareholders’ equity	49,387	50,214
Noncontrolling interests	228	206
Total equity	49,615	50,420
Total liabilities and equity	$89,973	$89,981
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	1,042	—	1,042	6	1,049
Other comprehensive loss	—	—	—	—	(92)	(92)	—	(92)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(898)	—	(898)	—	(898)
Issuance of shares under stock purchase and award plans	1	—	87	—	—	87	—	87
Repurchase of ordinary shares	(30)	—	(2,489)	—	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	83	—	—	83	—	83
July 26, 2024	1,282	$—	$20,810	$30,547	$(3,410)	$47,947	$213	$48,160
Net income	—	—	—	1,270	—	1,270	9	1,278
Other comprehensive income	—	—	—	—	161	161	—	161
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(897)	—	(897)	—	(897)
Issuance of shares under stock purchase and award plans	3	—	103	—	—	103	—	103
Repurchase of ordinary shares	(3)	—	(248)	—	—	(248)	—	(248)
Stock-based compensation	—	—	159	—	—	159	—	159
October 25, 2024	1,283	$—	$20,824	$30,919	$(3,250)	$48,494	$222	$48,716
Net income	—	—	—	1,294	—	1,294	9	1,303
Other comprehensive income (loss)	—	—	—	—	411	411	(1)	409
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(897)	—	(897)	—	(897)
Issuance of shares under stock purchase and award plans	3	—	152	—	—	152	—	152
Repurchase of ordinary shares	(2)	—	(164)	—	—	(164)	—	(164)
Stock-based compensation	—	—	98	—	—	98	—	98
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(2)	(2)
January 24, 2025	1,283	$—	$20,910	$31,317	$(2,839)	$49,387	$228	$49,615

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	791	—	791	6	797
Other comprehensive loss	—	—	—	—	(175)	(175)	—	(175)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	1	—	73	—	—	73	—	73
Repurchase of ordinary shares	(2)	—	(148)	—	—	(148)	—	(148)
Stock-based compensation	—	—	73	—	—	73	—	73
July 28, 2023	1,330	$—	$24,587	$30,265	$(3,674)	$51,178	$188	$51,366
Net income	—	—	—	909	—	909	2	911
Other comprehensive income (loss)	—	—	—	—	297	297	(2)	295
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(918)	—	(918)	—	(918)
Issuance of shares under stock purchase and award plans	2	—	35	—	—	35	—	35
Repurchase of ordinary shares	(2)	—	(189)	—	—	(189)	—	(189)
Stock-based compensation	—	—	146	—	—	146	—	146
October 27, 2023	1,330	$—	$24,580	$30,256	$(3,377)	$51,460	$187	$51,647
Net income	—	—	—	1,322	—	1,322	15	1,337
Other comprehensive (loss) income	—	—	—	—	(82)	(82)	1	(81)
Dividends to shareholders ($0.69 per ordinary share)	—	—	—	(917)	—	(917)	—	(917)
Issuance of shares under stock purchase and award plans	1	—	49	—	—	49	—	49
Repurchase of ordinary shares	(2)	—	(124)	—	—	(124)	—	(124)
Stock-based compensation	—	—	85	—	—	85	—	85
January 26, 2024	1,330	$—	$24,589	$30,661	$(3,459)	$51,792	$204	$51,996
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 24, 2025	January 26, 2024
Operating Activities:
Net income	$3,630	$3,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,021	1,993
Provision for credit losses	96	62
Deferred income taxes	(81)	(250)
Stock-based compensation	340	303
Other, net	14	265
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(184)	(140)
Inventories	(478)	(530)
Accounts payable and accrued liabilities	(157)	(253)
Other operating assets and liabilities	(685)	(485)
Net cash provided by operating activities	4,516	4,010
Investing Activities:
Acquisitions, net of cash acquired	(98)	(74)
Additions to property, plant, and equipment	(1,400)	(1,161)
Purchases of investments	(6,093)	(5,422)
Sales and maturities of investments	6,255	5,142
Other investing activities, net	(111)	(155)
Net cash used in investing activities	(1,447)	(1,670)
Financing Activities:
Change in current debt obligations, net	(1,070)	1,010
Issuance of long-term debt	3,209	—
Dividends to shareholders	(2,692)	(2,753)
Issuance of ordinary shares	400	206
Repurchase of ordinary shares	(2,961)	(510)
Other financing activities, net	96	(44)
Net cash used in financing activities	(3,018)	(2,091)
Effect of exchange rate changes on cash and cash equivalents	(95)	(170)
Net change in cash and cash equivalents	(44)	80
Cash and cash equivalents at beginning of period	1,284	1,543
Cash and cash equivalents at end of period	$1,240	$1,623

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,515	$1,403
Interest	567	568

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
2. New Accounting Pronouncements
Recently Adopted Accounting Standards
As of January 24, 2025, there have been no newly adopted accounting pronouncements that materially impact our consolidated financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024 for pronouncements recently adopted.
Not Yet Adopted Accounting Standards
Segment Reporting
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Segment Reporting (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2025 for our annual report and for interim periods starting in fiscal year 2026. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220-40), which requires tabular disclosures disaggregating certain costs and expenses within relevant income statement captions. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2028 for our annual report and for interim periods starting in fiscal year 2029. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

3. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, hypertension, neurological surgery technologies, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, ear, nose, and throat conditions, urological and digestive disorders, advanced and general surgical care products, respiratory and monitoring solutions, and diabetes conditions. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Certain prior period net sales have been recast to conform to the new operating segment structure in the fourth quarter of fiscal year 2024. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's reporting structure. In addition, starting in the first quarter of fiscal year 2025, the Company combined the non-U.S. developed markets and the emerging markets into an international market geography. Prior period net sales have been recast to conform to the new presentation.
The table below illustrates net sales by segment and division and by market geography for the three and nine months ended January 24, 2025 and January 26, 2024. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	World wide
	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Cardiac Rhythm & Heart Failure	$1,545	$1,470	$4,659	$4,408
Structural Heart & Aortic	874	843	2,610	2,475
Coronary & Peripheral Vascular	618	616	1,876	1,818
Cardiovascular	3,037	2,929	9,145	8,702
Cranial & Spinal Technologies	1,250	1,204	3,632	3,465
Specialty Therapies	732	726	2,181	2,126
Neuromodulation	476	425	1,413	1,270
Neuroscience	2,458	2,355	7,226	6,861
Surgical & Endoscopy	1,596	1,616	4,790	4,803
Acute Care & Monitoring	476	495	1,406	1,416
Medical Surgical	2,072	2,112	6,196	6,219
Diabetes	694	640	2,027	1,829
Reportable segment net sales	8,260	8,035	24,593	23,610
Other operating segment(1)	32	53	106	164
Other adjustments(2)	—	—	(90)	—
Total net sales	$8,292	$8,089	$24,610	$23,775

	U.S.		International		U.S.		International
	Three months ended				Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Cardiovascular	$1,405	$1,373	$1,632	$1,556	$4,242	$4,149	$4,904	$4,552
Neuroscience	1,689	1,556	769	799	4,931	4,614	2,295	2,248
Medical Surgical	893	947	1,180	1,164	2,718	2,763	3,478	3,456
Diabetes	236	224	457	416	683	629	1,344	1,200
Reportable segment net sales	4,223	4,100	4,038	3,935	12,573	12,154	12,020	11,456
Other operating segment(1)	15	20	17	34	51	65	55	99
Other adjustments(2)	—	—	—	—	—	—	(90)	—
Total net sales	$4,237	$4,120	$4,055	$3,968	$12,624	$12,219	$11,986	$11,555
(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At January 24, 2025, $1.0 billion of rebates were classified as other accrued expenses, and $625 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 26, 2024, $1.0 billion of rebates were classified as other accrued expenses, and $574 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at January 24, 2025 and April 26, 2024 was $462 million and $453 million, respectively. At January 24, 2025 and April 26, 2024, $369 million and $352 million was included in other accrued expenses, respectively, and $93 million and $101 million was included in other liabilities, respectively. During the nine months ended January 24, 2025, the Company recognized $251 million of revenue that was included in deferred revenue as of April 26, 2024. During the nine months ended January 26, 2024, the Company recognized $274 million of revenue that was included in deferred revenue as of April 28, 2023.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 24, 2025, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.4 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions and Dispositions
Acquisition Activity
During the three and nine months ended January 24, 2025 and the fiscal year ended April 26, 2024, the Company had acquisitions that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The results of operations of acquired businesses have been included in the Company's consolidated statements of income since the date each business was acquired. The results of operations of acquired businesses and the pro forma impact of the acquisitions were not significant, either individually or in the aggregate, to the consolidated results of the Company for the three and nine months ended January 24, 2025 and the fiscal year ended April 26, 2024. For the three and nine months ended January 24, 2025 and the fiscal year ended April 26, 2024, purchase price allocation adjustments were not significant.
Fiscal year 2025
The acquisition date fair value of net assets acquired during the three months ended January 24, 2025 was $128 million. Based on preliminary valuations, assets acquired were primarily comprised of $108 million of goodwill and $50 million of IPR&D. The goodwill is not deductible for tax purposes. The Company recognized $20 million of non-cash contingent consideration liabilities in connection with the business combination during the three months ended January 24, 2025, which comprised of other milestone-based payments.
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
The fair value of contingent consideration liabilities at January 24, 2025 and April 26, 2024 was $85 million and $149 million, respectively. At January 24, 2025, $34 million was recorded in other accrued expenses, and $51 million was recorded in other liabilities in the consolidated balance sheet. At April 26, 2024, $96 million was recorded in other accrued expenses, and $53 million was recorded in other liabilities in the consolidated balance sheet.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Beginning balance	$124	$220	$149	$206
Purchase price contingent consideration	20	—	20	25
Payments	(69)	(69)	(83)	(72)
Change in fair value	10	21	(1)	14
Ending balance	$85	$172	$85	$172
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

	Fair Value at
(in millions)	January 24, 2025	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$56	Discount rate	16.5% - 28.2%	22.4%
		Projected fiscal year of payment	2025 - 2029	2027
Product development and other milestone-based payments	$30	Discount rate	5.5%	5.5%
		Projected fiscal year of payment	2025 - 2028	2027
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
On April 1, 2023, the Company and DaVita Inc. (“DaVita”) completed the transaction for the Company to sell half of its Renal Care Solutions (RCS) business. In connection with the sale, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2026 through 2029. The fair value of the contingent consideration receivable at January 24, 2025 and April 26, 2024 was $61 million and $58 million, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Beginning balance	$61	$152	$58	$195
Change in fair value	—	(2)	3	(45)
Ending balance	$61	$150	$61	$150
5. Restructuring and Other Costs
Restructuring and associated costs for the three and nine months ended January 24, 2025 were $46 million and $154 million, respectively, as compared to $55 million and $237 million for the three and nine months ended January 26, 2024, respectively. Restructuring and associated costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated. Associated and other costs primarily include salaries and wages of employees that are fully-dedicated to restructuring activities, consulting expenses, and asset write-offs.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the classification of restructuring and associated costs in the consolidated statements of income:

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Cost of products sold	$4	$12	$24	$43
Selling, general, and administrative expenses	—	23	10	80
Restructuring charges, net	43	20	120	114
Total restructuring and associated costs	$46	$55	$154	$237
The following table summarizes the activity for the nine months ended January 24, 2025:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 26, 2024	$136	$11	$147
Charges	127	40	167
Cash payments	(189)	(39)	(228)
Settled non-cash	—	(10)	(10)
Accrual adjustments(1)	(13)	—	(13)
January 24, 2025	$61	$2	$63
(1)Accrual adjustments primarily relate to certain employees identified for termination, finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at January 24, 2025 and April 26, 2024:

	January 24, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$491	$—	$(11)	$481	$481	$—
Level 2:
Corporate debt securities	3,444	7	(54)	3,397	3,397	—
U.S. government and agency securities	912	—	(27)	885	885	—
Mortgage-backed securities	868	3	(36)	835	835	—
Non-U.S. government and agency securities	6	—	—	6	6	—
Other asset-backed securities	1,058	5	(4)	1,059	1,059	—
Total Level 2	6,288	15	(121)	6,182	6,182	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,815	$15	$(134)	$6,696	$6,663	$33

	April 26, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$494	$—	$(22)	$472	$472	$—
Level 2:
Corporate debt securities	3,953	4	(125)	3,832	3,832	—
U.S. government and agency securities	847	—	(43)	804	804	—
Mortgage-backed securities	692	1	(50)	643	643	—
Non-U.S. government and agency securities	5	—	—	5	5	—
Other asset-backed securities	941	2	(9)	934	934	—
Total Level 2	6,438	7	(227)	6,218	6,218	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,968	$7	$(252)	$6,723	$6,690	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 24, 2025 and April 26, 2024:

	January 24, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$672	$(7)	$1,691	$(47)
U.S. government and agency securities	180	(2)	692	(35)
Mortgage-backed securities	—	—	631	(36)
Other asset-backed securities	—	—	252	(4)
Auction rate securities	—	—	33	(3)
Total	$852	$(9)	$3,299	$(125)

	April 26, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$661	$(10)	$2,448	$(116)
U.S. government and agency securities	177	(4)	730	(61)
Mortgage-backed securities	—	—	582	(50)
Other asset-backed securities	—	—	502	(9)
Auction rate securities	—	—	33	(3)
Total	$838	$(14)	$4,296	$(238)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended January 24, 2025 and January 26, 2024. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Activity related to the Company’s available-for-sale debt securities portfolio is as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Proceeds from sales	$1,890	$1,794	$6,134	$5,114
Gross realized gains	5	7	19	18
Gross realized losses	(3)	(6)	(16)	(22)
The contractual maturities of available-for-sale debt securities at January 24, 2025 is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,560	$1,551
Due after one year through five years	3,257	3,185
Due after five years through ten years	784	778
Due after ten years	1,215	1,183
Total	$6,815	$6,696
Interest income, which includes income on marketable debt securities and the global liquidity structure, is recognized in other non-operating income, net, in the consolidated statements of income. During the three and nine months ended January 24, 2025, there were $114 million and $364 million of interest income, respectively. During the three and nine months ended January 26, 2024, there was $170 million and $429 million of interest income, respectively.

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
The following table summarizes the Company's equity and other investments at January 24, 2025 and April 26, 2024, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	January 24, 2025	April 26, 2024
Investments with readily determinable fair value (marketable equity securities)	$32	$28
Investments for which the fair value option has been elected	311	311
Investments without readily determinable fair values	809	859
Equity method and other investments	77	84
Total equity and other investments	$1,230	$1,282
The table below includes activity related to the Company's portfolio of equity and other investments. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Proceeds from sales	$27	$12	$120	$28
Gross gains	8	33	100	31
Gross losses	(4)	(38)	(17)	(111)
Impairment losses recognized	(71)	—	(116)	(21)
During the three and nine months ended January 24, 2025, there were $2 million of net unrealized losses and $5 million of net unrealized gains, respectively, on equity securities and other investments still held at January 24, 2025. During the three and nine months ended January 26, 2024, there were $25 million and $95 million of net unrealized losses, respectively, on equity securities and other investments still held at January 26, 2024.
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
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the three and nine months ended January 24, 2025, the change in fair value was not significant. During the three and nine months ended January 26, 2024, the Company recognized a loss of $39 million.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. There was no commercial paper outstanding at January 24, 2025. During the three and nine months ended January 24, 2025, the commercial paper outstanding had a weighted average original maturity of 13 days and 14 days, respectively, and a weighted average interest rate of 4.66 percent and 5.12 percent, respectively. Commercial paper outstanding at April 26, 2024 was $1.1 billion. During fiscal year 2024, the weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average interest rate was 5.45 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At January 24, 2025 and April 26, 2024, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 24, 2025	April 26, 2024
Current debt obligations	2025 - 2026	$2,622	$1,092

Long-term debt
0.250 percent six-year 2019 senior notes	2026	—	1,070
2.625 percent three-year 2022 senior notes	2026	—	535
0.000 percent five-year 2020 senior notes	2026	—	1,070
1.125 percent eight-year 2019 senior notes	2027	1,563	1,606
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,042	1,070
0.375 percent eight-year 2020 senior notes	2029	1,042	1,070
3.650 percent five-year 2024 senior notes	2030	886	—
1.625 percent twelve-year 2019 senior notes	2031	1,042	1,070
1.000 percent twelve-year 2019 senior notes	2032	1,042	1,070
3.125 percent nine-year 2022 senior notes	2032	1,042	1,070
0.750 percent twelve-year 2020 senior notes	2033	1,042	1,070
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,042	1,070
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
3.875 percent twelve-year 2024 senior notes	2037	886	—
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,042	1,070
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,042	1,070
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,042	1,070
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.150 percent nineteen-year 2024 senior notes	2044	625	—
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,042	1,070
1.625 percent thirty-year 2020 senior notes	2051	1,042	1,070
4.150 percent twenty-nine-year 2024 senior notes	2054	729	—
Finance lease obligations	2026 - 2040	50	55
Deferred financing costs	2027 - 2054	(121)	(110)
Debt discount, net	2027 - 2054	(51)	(55)
Total long-term debt		$23,985	$23,932
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structure is recognized in interest expense, net in the consolidated statements of income. During the three and nine months ended January 24, 2025, there was $224 million and $693 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structure. During the three and nine months ended January 26, 2024, there was $237 million and $664 million, respectively, of interest expense on outstanding borrowings, including

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structure.
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
Financial Instruments Not Measured at Fair Value
At January 24, 2025, the estimated fair value of the Company’s Senior Notes was $24.4 billion compared to a principal value of $26.7 billion. At April 26, 2024, the estimated fair value was $21.2 billion compared to a principal value of $24.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating (income) expense, net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and nine months ended January 24, 2025, amounts related to excluded components that are amortized in interest expense, net over the life of the hedging instrument were not significant. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
The Company's cash flow hedges will mature within the subsequent three-year period. At January 24, 2025 and April 26, 2024, the Company had $432 million and $229 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $289 million of after-tax net unrealized gains at January 24, 2025 will be recognized in the consolidated statements of income over the next 12 months.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and nine months ended January 24, 2025, the Company recognized $50 million and $148 million, respectively, in after-tax unrealized gains representing excluded components in interest expense, net. During the three and nine months ended January 26, 2024, the Company recognized $49 million and $148 million, respectively, in after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	January 24, 2025	April 26, 2024
Currency exchange rate contracts(1)	Fair value hedge	$1.0	$—
Currency exchange rate contracts	Cash flow hedge	9.9	10.4
Currency exchange rate contracts(2)	Net investment hedge	8.3	7.4
Foreign currency-denominated debt(3)	Net investment hedge	18.8	17.1
Currency exchange rate contracts	Undesignated	4.6	5.9
(1)At January 24, 2025, includes derivative contracts with a notional value of €1.0 billion, or $1.0 billion, designated as hedges of a portion of our fixed-rate debt obligations.
(2)At January 24, 2025, includes derivative contracts with a notional value of €6.0 billion, or $6.3 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322.2 billion, or $2.1 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2025 through 2033.
(3)At January 24, 2025, includes €18.0 billion, or $18.8 billion, of outstanding Euro-denominated debt designated as hedges of a portion of our net investment in foreign operations. This debt matures in fiscal years 2026 through 2054.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and nine months ended January 24, 2025 and January 26, 2024 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss				(Gain) Loss Reclassified into Income

	Three months ended		Nine months ended		Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Fair value hedges
Currency exchange rate contracts	$—	$—	$(1)	$—	$38	$—	$42	$—	Other operating (income) expense, net
Cash flow hedges
Currency exchange rate contracts	(346)	136	(303)	(263)	(49)	(83)	(88)	(209)	Other operating (income) expense, net
Currency exchange rate contracts	(55)	23	(55)	(85)	(17)	(20)	(56)	(39)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	(684)	406	(525)	(206)	—	—	—	—	N/A
Currency exchange rate contracts	(124)	18	(112)	(142)	—	—	—	—	N/A
Total	$(1,209)	$584	$(996)	$(696)	$(28)	$(103)	$(102)	$(248)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and nine months ended January 24, 2025 and January 26, 2024 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Currency exchange rate contracts	$65	$(9)	$60	$83	Other operating (income) expense, net
Balance Sheet Presentation
The following table summarizes the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 24, 2025 and April 26, 2024. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	January 24, 2025	April 26, 2024	Balance Sheet Classification	January 24, 2025	April 26, 2024	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$515	$368	Other current assets	$57	$37	Other accrued expenses
Currency exchange rate contracts	416	276	Other assets	2	17	Other liabilities
Total derivatives designated as hedging instruments	932	644		59	54
Derivatives not designated as hedging instruments
Currency exchange rate contracts	39	15	Other current assets	20	12	Other accrued expenses
Total return swaps	9	—	Other current assets	—	—	Other accrued expenses
Total derivatives not designated as hedging instruments	48	15		20	12
Total derivatives	$980	$659		$79	$66

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 24, 2025		April 26, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$971	$79	$659	$66
Level 2	9	—	—	—
Total	$980	$79	$659	$66
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

	January 24, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$971	$(79)	$(271)	$620
Total return swaps	9	—	—	9
	980	(79)	(271)	629
Derivative liabilities:
Currency exchange rate contracts	(79)	79	—	—
Total	$901	$—	$(271)	$629

	April 26, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$659	$(66)	$(101)	$492
Derivative liabilities:
Currency exchange rate contracts	(66)	66	—	—
Total	$593	$—	$(101)	$492
9. Inventories
Inventory balances were as follows:

(in millions)	January 24, 2025	April 26, 2024
Finished goods	$3,740	$3,668
Work-in-process	782	642
Raw materials	1,089	907
Total	$5,610	$5,217

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 26, 2024	$7,966	$11,644	$19,121	$2,255	$40,986
Goodwill as a result of acquisitions	—	—	108	—	108
Purchase accounting adjustments	2	—	—	—	2
Currency translation and other	(38)	(34)	(204)	—	(277)
January 24, 2025	$7,929	$11,611	$19,025	$2,254	$40,819
As further described in Note 17, the Company had changes to the operating segments and goodwill reporting units during the fourth quarter of fiscal year 2024. For further information on the reporting unit changes, refer to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024.
The Company assesses goodwill for impairment annually as of the first day of the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis and revenue and earnings multiples using comparable public company information. Significant assumptions used in reporting unit fair value measurements include forecasted cash flows, including revenue and expense growth rates, discount rates, and revenue and earnings multiples. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. No goodwill impairment was recognized during the three and nine months ended January 24, 2025 and January 26, 2024.
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 24, 2025		April 26, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,509	$(9,391)	$16,518	$(8,689)
Purchased technology and patents	11,751	(7,369)	11,557	(6,868)
Trademarks and tradenames	423	(281)	424	(274)
Other	353	(94)	256	(84)
Total	$29,036	$(17,136)	$28,755	$(15,915)
Indefinite-lived:
IPR&D	$284	$—	$385	$—
The Company did not recognize any definite-lived intangible asset impairment charges during the three and nine months ended January 24, 2025 and January 26, 2024.
The Company did not recognize any indefinite-lived intangible asset impairment charges during the three months ended January 24, 2025 and January 26, 2024, and during the nine months ended January 24, 2025. Indefinite-lived intangible asset impairment charges were not significant for the nine months ended January 26, 2024. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Amortization Expense
Intangible asset amortization expense for the three months ended January 24, 2025 and January 26, 2024 was $416 million and $419 million, respectively. Intangible asset amortization expense for the nine months ended January 24, 2025 and January 26, 2024 was $1.2 billion and $1.3 billion, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 24, 2025, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2025	$414
2026	1,648
2027	1,625
2028	1,574
2029	1,498
2030	1,365
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
The Company's effective tax rate for the three and nine months ended January 24, 2025 was 15.4% and 16.9%, respectively, as compared to 9.2% and 23.5% for the three and nine months ended January 26, 2024, respectively. The increase in the effective tax rate for the three months ended January 24, 2025 primarily relates to a Swiss Cantonal tax rate change on previously recorded deferred tax assets during the three months ended January 26, 2024, and the implementation of the Pillar Two global minimum tax. The decrease in the effective tax rate for the nine months ended January 24, 2025 was primarily attributable to the establishment of a valuation allowance on certain net operating losses and an income tax reserve adjustment made during the nine months ended January 26, 2024 associated with the Ventor court decision noted above, which was partially offset by the Swiss Cantonal tax rate change on previously recorded deferred tax assets and the implementation of the Pillar Two global minimum tax noted above.
At January 24, 2025 and April 26, 2024, the Company's gross unrecognized tax benefits were $2.9 billion and $2.8 billion, respectively. In addition, the Company had accrued gross interest and penalties of $63 million at January 24, 2025. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.7 billion would impact the Company’s effective tax rate. At January 24, 2025 and April 26, 2024, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $1.9 billion and $1.8 billion, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Numerator:
Net income attributable to ordinary shareholders	$1,294	$1,322	$3,606	$3,022
Denominator:
Basic – weighted average shares outstanding	1,282.4	1,329.7	1,286.7	1,330.1
Effect of dilutive securities:
Employee stock options	0.5	0.4	0.5	0.7
Employee restricted stock units	2.1	1.1	2.1	1.2
Employee performance share units	1.3	0.4	1.3	0.3
Diluted – weighted average shares outstanding	1,286.2	1,331.7	1,290.6	1,332.4
Basic earnings per share	$1.01	$0.99	$2.80	$2.27
Diluted earnings per share	$1.01	$0.99	$2.79	$2.27
The calculation of weighted average diluted shares outstanding excludes options to purchase approximately 26 million and 27 million ordinary shares for the three and nine months ended January 24, 2025, respectively, and 29 million and 28 million ordinary shares for the three and nine months ended January 26, 2024, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and nine months ended January 24, 2025 and January 26, 2024:

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Stock options	$13	$15	$55	$61
Restricted stock	54	45	165	138
Performance share units	23	18	93	78
Employee stock purchase plan	7	8	26	27
Total stock-based compensation expense	$98	$85	$340	$303

Cost of products sold	$11	$8	$37	$27
Research and development expense	12	10	41	36
Selling, general, and administrative expense	75	67	262	240
Total stock-based compensation expense	98	85	340	303
Income tax benefits	(17)	(14)	(55)	(50)
Total stock-based compensation expense, net of tax	$81	$70	$285	$253

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 24, 2025 and January 26, 2024:

	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three months ended				Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Service cost	$13	$15	$11	$10	$39	$45	$33	$30
Interest cost	43	40	13	12	129	120	39	36
Expected return on plan assets	(66)	(65)	(17)	(17)	(198)	(195)	(51)	(51)
Amortization of prior service cost	(1)	(1)	—	—	(3)	(3)	—	—
Amortization of net actuarial loss	4	5	—	—	12	15	1	—
Net periodic (credit) benefit cost	$(7)	$(6)	$7	$5	$(21)	$(18)	$22	$15
Components of net periodic (credit) benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	98	(443)	610	(1)	307	570
Reclassifications	12	—	—	4	(107)	(91)
Other comprehensive income (loss)	110	(443)	610	3	200	479
January 24, 2025	$(102)	$(4,129)	$1,488	$(527)	$432	$(2,839)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive income (loss) before reclassifications	59	(461)	348	1	273	219
Reclassifications	14	—	—	6	(200)	(180)
Other comprehensive income (loss)	73	(461)	348	6	74	39
January 26, 2024	$(185)	$(3,300)	$593	$(735)	$167	$(3,459)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the nine months ended January 24, 2025 and January 26, 2024, was an expense of $19 million and $9 million, respectively. During the nine months ended January 24, 2025 and January 26, 2024, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $2 million and $4 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
During the nine months ended January 24, 2025, the income tax on cumulative translation adjustments was a benefit of $3 million. During the nine months ended January 26, 2024, there was no income tax on cumulative translation adjustments.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The income tax on net investment hedges in other comprehensive income before reclassifications during the nine months ended January 24, 2025 was an expense of $28 million. During the nine months ended January 26, 2024, there were no tax impacts on net investment hedges. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the nine months ended January 24, 2025 and January 26, 2024, there were no tax impacts on retirement obligations. During the nine months ended January 24, 2025 and January 26, 2024, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $2 million. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the nine months ended January 24, 2025 and January 26, 2024, was an expense of $51 million and $75 million, respectively. During the nine months ended January 24, 2025 and January 26, 2024, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $36 million and $48 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating (income) expense, net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.
16. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. With respect to intellectual property disputes, the Company is involved in litigation relating to patents, trademarks, copyrights, trade secrets, and other intellectual property (IP) rights, and licenses, acquisitions or other agreements relating to such rights. This litigation includes, but is not limited to, alleged infringement or misappropriation of IP rights, or breach of obligations related to IP rights, or other claims asserted by competitors, individuals, or, consistent with a growing trend across technology-intensive industries, other entities created specifically to fund IP litigation. With respect to commercial disputes, antitrust and competition issues have gained increased prominence, enforcement and private litigation have increased globally, and the Company is involved in or at risk for antitrust litigation, investigations or enforcement actions regarding a range of commercial activities, including challenges to mergers and acquisition transactions, joint ventures, co-development or co-marketing arrangements, contracting practices, distribution agreements and employment agreements. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek significant monetary damages and/or royalty payments, as well as other civil or criminal remedies (including injunctions barring or restricting the sale of products that are the subject of the proceeding, placing restrictions on competitive strategies or practices, or unwinding consummated transactions), any or all of which could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. The Company recognized $22 million and $104 million of certain litigation charges during the three and nine months ended January 24, 2025, respectively, whereas the Company recognized no certain litigation charges and $105 million of certain litigation charges during the three and nine months ended January 26, 2024, respectively. At January 24, 2025 and April 26, 2024, accrued litigation was approximately $0.2 billion. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

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
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of January 22, 2025, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 8,950 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,900 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 1,550 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of January 28, 2025, after a number of recent dismissals, there are 15 lawsuits filed on behalf of 35 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of several thousand additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Antitrust Matters
Applied Medical
The Company is a defendant in civil antitrust litigation brought by Applied Medical Resources Corporation in the U.S. District Court for the Central District of California, alleging that the Company has engaged in anticompetitive and monopolistic conduct relating to its sales of advanced bipolar devices, including under contracts with group purchasing organizations. The Company has substantial legal and factual defenses and intends to defend itself vigorously. The matter is currently scheduled for jury trial in June 2025. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Anti-Corruption Matters
The Company has regular and ongoing interactions with governmental agencies, and its practice is to cooperate with such inquiries. In addition, from time to time, the Company self-discloses potential concerns to governmental regulators. Like many in the medical device industry or with international operations, the Company engages in periodic discussions with the U.S. Securities and Exchange Commission, U.S. Department of Justice, and various authorities in China regarding certain activities in certain foreign countries, including China. The Company is committed to regularly evaluating and, as appropriate, strengthening its anti-corruption compliance programs and practices. Any possible future determination that certain of our operations and activities, and/or those of our third-party distributors, are not in compliance with existing laws could result in the imposition of fines, penalties, and equitable remedies in the United States or in other jurisdictions. The Company has not recorded an expense in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
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
Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on its U.S. federal income tax returns through fiscal year 2021.
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
There have been no changes to reportable segments during the three and nine months ended January 24, 2025. We continue to have four reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit. Prior period amounts have been recast to conform to the new operating segment structure in the fourth quarter of fiscal year 2024. For further information on the operating segment structure changes, refer to Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 2024.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Cardiovascular	$1,205	$1,090	$3,494	$3,298
Neuroscience	1,061	994	3,046	2,853
Medical Surgical	765	812	2,229	2,332
Diabetes	136	118	354	304
Reportable segment operating profit	3,167	3,014	9,123	8,787
Other operating segment(1)	13	7	39	8
Corporate	(481)	(466)	(1,383)	(1,345)
Interest expense, net	(179)	(188)	(555)	(517)
Other non-operating income, net	72	177	403	407
Amortization of intangible assets	(416)	(419)	(1,243)	(1,274)
Stock-based compensation	(98)	(85)	(340)	(303)
Centralized distribution costs	(445)	(415)	(1,244)	(1,202)
Currency(2)	12	(12)	(32)	16
Restructuring and associated costs	(46)	(55)	(154)	(237)
Acquisition and divestiture-related items	(28)	(58)	(15)	(165)
Certain litigation charges, net	(22)	—	(104)	(105)
Medical device regulations	(11)	(26)	(38)	(88)
Other adjustments(3)	—	—	(90)	—
Income before income taxes	$1,540	$1,472	$4,367	$3,982
(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Includes the net impact of remeasurement and the Company's hedging programs recorded in other operating (income) expense, net.
(3)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 24, 2025 and January 26, 2024 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Ireland	$28	$27	$86	$86

United States	4,237	4,120	12,624	12,219
Rest of world	4,027	3,942	11,900	11,470
Total other countries, excluding Ireland	8,264	8,062	24,524	23,689
Total	$8,292	$8,089	$24,610	$23,775

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 26, 2024. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 24, 2025. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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

EXECUTIVE LEVEL OVERVIEW
Medtronic is the leading global healthcare technology company — alleviating pain, restoring health, and extending life for millions of people around the world. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, ear, nose, and throat conditions, urological and digestive disorders, advanced and general surgical care, respiratory and monitoring solutions, and diabetes conditions.
The following is a summary of revenue and diluted earnings per share for the three months ended January 24, 2025 and January 26, 2024, and operating cash flow for the nine months ended January 24, 2025 and January 26, 2024:

REVENUE

(in billions)

$8.3
$8.1
January 24, 2025
January 26, 2024

$8.3B
GAAP

Revenue increased due to growth in most businesses, including Cardiac Ablation Solutions, Cardiac Pacing Therapies, TAVR, Diabetes, and Neuromodulation.

DILUTED EPS

GAAP
Non-GAAP
$1.01
$1.39
$0.99
$1.30
January 24, 2025
January 26, 2024

$1.01
GAAP

$1.39
Non-GAAP

Diluted EPS increased $0.02 or 2% primarily due to an increase in net sales and a decrease in cost of products sold as a percent of net sales, partially offset by an increase in the income tax provision due to a benefit related to a change in a Swiss Cantonal tax rate in the prior year.

Non-GAAP Diluted EPS increased $0.09 or 7% primarily due to the increase in net sales and a decrease in cost of products sold as a percent of net sales, partially offset by an increase in selling, general, and administrative expense due to new product launches and commercialization activities.

OPERATING CASH FLOW

(in billions)

$4.5
$4.0
January 24, 2025
January 26, 2024

$4.5B
GAAP

Operating cash flow increased $0.5 billion primarily driven by an increase in cash collected from customers due to an increase in sales and a decrease in cash paid to vendors, partially offset by increased incentive payouts and increase in cash paid for taxes.

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended January 24, 2025 and January 26, 2024:

	Three months ended January 24, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,540	$237	$1,294	$1.01	15.4%
Non-GAAP Adjustments:
Amortization of intangible assets	416	77	339	0.26	18.5
Restructuring and associated costs(1)	46	9	37	0.03	19.6
Acquisition and divestiture-related items(2)	28	5	23	0.02	17.9
Certain litigation charges, net	22	5	18	0.01	22.7
(Gain)/loss on minority investments(3)	68	15	52	0.04	22.1
Medical device regulations(4)	11	2	9	0.01	18.2
Certain tax adjustments, net	—	(15)	15	0.01	—
Non-GAAP	$2,130	$334	$1,787	$1.39	15.7%

	Three months ended January 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,472	$135	$1,322	$0.99	9.2%
Non-GAAP Adjustments:
Amortization of intangible assets	419	65	354	0.27	15.5
Restructuring and associated costs(1)	55	9	46	0.03	16.4
Acquisition and divestiture-related items(2)	58	6	52	0.04	10.3
(Gain)/loss on minority investments(3)	24	—	24	0.02	—
Medical device regulations(4)	26	5	21	0.02	19.2
Certain tax adjustments, net (5)	—	92	(92)	(0.07)	—
Non-GAAP	$2,055	$312	$1,728	$1.30	15.2%
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

The tables below present our GAAP to Non-GAAP reconciliations for the nine months ended January 24, 2025 and January 26, 2024:

	Nine months ended January 24, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$4,367	$737	$3,606	$2.79	16.9%
Non-GAAP Adjustments:
Amortization of intangible assets	1,243	227	1,017	0.79	18.3
Restructuring and associated costs(1)	154	30	124	0.10	19.5
Acquisition and divestiture-related items(2)	15	11	3	—	73.3
Certain litigation charges, net	104	18	86	0.07	17.3
(Gain)/loss on minority investments(3)	41	25	14	0.01	61.0
Medical device regulations(4)	38	8	30	0.02	21.1
Other(5)	90	20	70	0.05	22.2
Certain tax adjustments, net(6)	—	(49)	49	0.04	—
Non-GAAP	$6,051	$1,027	$4,999	$3.87	17.0%

	Nine months ended January 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$3,982	$936	$3,022	$2.27	23.5%
Non-GAAP Adjustments:
Amortization of intangible assets	1,274	196	1,078	0.81	15.4
Restructuring and associated costs(1)	237	39	198	0.15	16.5
Acquisition and divestiture-related items(2)	165	16	149	0.11	9.7
Certain litigation charges, net	105	24	81	0.06	22.9
(Gain)/loss on minority investments(3)	113	5	109	0.08	4.4
Medical device regulations(4)	88	18	70	0.05	20.5
Certain tax adjustments, net(7)	—	(282)	282	0.21	—
Non-GAAP	$5,965	$954	$4,988	$3.74	16.0%
(1)Associated costs primarily include salaries and wages for employees supporting the restructuring activities, consulting expenses, and asset write-offs.
(2)The charges primarily include business combination costs, changes in fair value of contingent consideration, and exit of business-related charges. The nine months ended January 24, 2025 also includes gains related to certain business or asset sales.
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
(6)Primarily relates to amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(7)The net charge primarily relates to an income tax reserve adjustment associated with the June 2023, Israeli Central-Lod District Court decision and the establishment of a valuation allowance against certain net operating losses which were partially offset by a benefit from the change in a Swiss Cantonal tax rate associated with previously established deferred tax assets from intercompany intellectual property transactions and the step up in tax basis for Swiss Cantonal purposes.

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

	Nine months ended
(in millions)	January 24, 2025	January 26, 2024
Net cash provided by operating activities	$4,516	$4,010
Additions to property, plant, and equipment	(1,400)	(1,161)
Free cash flow	$3,116	$2,849
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.
NET SALES
Segment and Division
Certain prior period net sales have been recast to reflect the new reporting structure in the fourth quarter of fiscal year 2024. Refer to Note 17 to the consolidated financial statements for additional information regarding the Company's reporting structure. In addition, starting in the first quarter of fiscal year 2025, the Company combined the non-U.S. developed markets and the emerging markets into an international market geography. Prior period net sales have been recast to conform to the new presentation. The charts below illustrate the percent of net sales by segment for the three months ended January 24, 2025 and January 26, 2024:

The table below illustrates net sales by segment and division for the three and nine months ended January 24, 2025 and January 26, 2024:

	Three months ended			Nine months ended
(in millions)	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Cardiac Rhythm & Heart Failure	$1,545	$1,470	5%	$4,659	$4,408	6%
Structural Heart & Aortic	874	843	4	2,610	2,475	5
Coronary & Peripheral Vascular	618	616	—	1,876	1,818	3
Cardiovascular	3,037	2,929	4	9,145	8,702	5
Cranial & Spinal Technologies	1,250	1,204	4	3,632	3,465	5
Specialty Therapies	732	726	1	2,181	2,126	3
Neuromodulation	476	425	12	1,413	1,270	11
Neuroscience	2,458	2,355	4	7,226	6,861	5
Surgical & Endoscopy	1,596	1,616	(1)	4,790	4,803	—
Acute Care & Monitoring	476	495	(4)	1,406	1,416	(1)
Medical Surgical	2,072	2,112	(2)	6,196	6,219	—
Diabetes	694	640	8	2,027	1,829	11
Reportable segment net sales	8,260	8,035	3	24,593	23,610	4
Other operating segment(1)	32	53	(41)	106	164	(35)
Other adjustments(2)	—	—	—	(90)	—	100
Total net sales	$8,292	$8,089	3%	$24,610	$23,775	4%
(1)Includes the historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Segment and Market Geography
The charts below illustrate the percent of net sales by market geography for the three months ended January 24, 2025 and January 26, 2024:

The table below includes net sales by market geography for each of our segments for the three and nine months ended January 24, 2025 and January 26, 2024:

	U.S.			International
	Three months ended			Three months ended
(in millions)	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Cardiovascular	$1,405	$1,373	2%	$1,632	$1,556	5%
Neuroscience	1,689	1,556	9	769	799	(4)
Medical Surgical	893	947	(6)	1,180	1,164	1
Diabetes	236	224	6	457	416	10
Reportable segment net sales	4,223	4,100	3	4,038	3,935	3
Other operating segment(1)	15	20	(26)	17	34	(50)
Total net sales	$4,237	$4,120	3%	$4,055	$3,968	2%

	U.S.			International
	Nine months ended			Nine months ended
(in millions)	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Cardiovascular	$4,242	$4,149	2%	$4,904	$4,552	8%
Neuroscience	4,931	4,614	7	2,295	2,248	2
Medical Surgical	2,718	2,763	(2)	3,478	3,456	1
Diabetes	683	629	9	1,344	1,200	12
Reportable segment net sales	12,573	12,154	3	12,020	11,456	5
Other operating segment(1)	51	65	(21)	55	99	(44)
Other adjustments(2)	—	—	—	(90)	—	100
Total net sales	$12,624	$12,219	3%	$11,986	$11,555	4%
(1)Includes historical operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
The increase in net sales for the three and nine months ended January 24, 2025, as compared to the corresponding periods in the prior fiscal year, was driven primarily by growth in most businesses, including strong growth in Cardiac Ablation Solutions, Cardiac Pacing Therapies, TAVR, Diabetes, and Neuromodulation. The increase in net sales for the nine months ended January 24, 2025, was partially offset by the $90 million incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Looking ahead, a number of macro-economic and geopolitical factors could negatively impact our business, including without limitation:
•Competitive product launches and pricing pressure, geographic macro-economic developments including changes in global trade policies and fluctuations in currency exchange rates, general price inflation, changes in interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, and supply chain challenges from time to time.
•National and provincial tender pricing for certain products, particularly in China.
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having, and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in the third quarter of fiscal year 2025, including on accounts receivable and inventory reserves, was not material, and for the three and nine months ended January 24, 2025, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets. Although the implications of this conflict are difficult to predict at this time, the ongoing conflict may increase pressure on the global economy and supply chains, resulting in increased future volatility risk for our business operations and performance.

•Although the long-term implications of Israel's recent conflicts are difficult to predict at this time, the financial impact of the conflicts in the third quarter of fiscal year 2025, including on accounts receivable and inventory reserves, was not material. As of January 24, 2025, the Company had 6 facilities and approximately 1,500 employees in Israel. For the three and nine months ended January 24, 2025, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products, and renal denervation systems for the treatment of hypertension. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and nine months ended January 24, 2025 were $3.0 billion and $9.1 billion, an increase of 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was primarily due to strong performance of Cardiac Ablation Solutions, Structural Heart, Cardiac Pacing Therapies, and Cardiac Surgery.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended January 24, 2025 and January 26, 2024:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and nine months ended January 24, 2025 increased 5 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth in Micra transcatheter pacing systems, Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system, and TYRX. Cardiac Ablation Solutions experienced strong growth in PulseSelect and Sphere-9 pulsed field ablation with partially offsetting declines in cryoablation.
Structural Heart & Aortic (SHA) net sales for the three and nine months ended January 24, 2025 increased 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by continued growth in Structural Heart from adoption of Evolut FX+ TAVR system and in Cardiac Surgery driven by growth in Perfusion and Surgical Valves.
Coronary & Peripheral Vascular (CPV) net sales for the three and nine months ended January 24, 2025 were flat and increased 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Net sales were impacted by growth in Coronary led by guide catheters and balloons, partially offset by impacts from tender pricing in China in Peripheral Vascular Health.

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
•Continued acceptance, adoption, and growth of our innovative portfolio of products in the electrophysiology (EP) segment, including the PulseSelect pulsed field ablation system and the Affera mapping and ablation system with Sphere-9 catheter. The Affera mapping and ablation system and Sphere-9 catheter received U.S. FDA approval in late October 2024.
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
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and nine months ended January 24, 2025 were $2.5 billion and $7.2 billion, an increase of 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to growth in Neuromodulation, Spine and Biologics, and Neurosurgery.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended January 24, 2025 and January 26, 2024:
Cranial & Spinal Technologies (CST) net sales for the three and nine months ended January 24, 2025 increased 4 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine, Biologics, and Neurosurgery.
Specialty Therapies (Specialty) net sales for the three and nine months ended January 24, 2025 increased 1 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth on continued adoption of the Interstim X system, and ENT. Hemorrhagic stroke products also contributed to the net sales increase for the nine months ended January 24, 2025.
Neuromodulation (NM) net sales for the three and nine months ended January 24, 2025 increased 12 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the continued launch of both the Inceptiv spinal cord stimulator in the U.S. and the Percept RC deep brain neurostimulator.
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
•Continued acceptance and growth of our Percept family of deep brain stimulation (DBS) devices with proprietary BrainSense technology for objectifying and personalizing the treatment of Parkinson's Disease, epilepsy, and other movement disorders. In August 2024, the U.S. FDA approved Asleep DBS surgery for people with Parkinson's and people with essential tremor. In January 2025, BrainSense Adaptive DBS and BrainSense Electrode Identifier received CE Mark approval in the E.U. and United Kingdom.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, which include hemorrhagic stroke intravascular device and our next-generation spine enabling technologies.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and nine months ended January 24, 2025 were $2.1 billion and $6.2 billion, a decrease of 2 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year, resulting from declines across most businesses as outlined below.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended January 24, 2025 and January 26, 2024:

Surgical & Endoscopy (SE) net sales for the three and nine months ended January 24, 2025 decreased 1 percent and flat, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales for both periods were impacted by declines in Stapling and General Surgical Technologies, primarily driven by ongoing stapling product pressures and changes in U.S. distributor buying patterns. Partially offsetting these declines was growth in Advanced Energy on continued adoption of LigaSure vessel sealing technology.
Acute Care & Monitoring (ACM) net sales for the three and nine months ended January 24, 2025 decreased 4 percent and 1 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales decrease for the three and nine months ended January 24, 2025 were driven by declines in Nellcor pulse oximetry as a result of year over year declines in U.S. respiratory related hospitalizations in the quarter and Airways with partially offset growth in Bispectral Index monitoring system.
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
•Our ability to execute ongoing strategies addressing the pressures to bariatric surgery procedure volumes in the U.S. from pharmaceuticals, and growth of surgical soft tissue robotics procedures in the U.S.
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
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three and nine months ended January 24, 2025 were $694 million and $2.0 billion, an increase of 8 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales for both periods was primarily driven by strong U.S growth as a result of the continued adoption of the MiniMed 780G automated insulated delivery (AID) system, and strong international growth in CGM systems from increased attachment rates and adoption of Simplera Sync.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of and commercialize the products within our pipeline, including our Minimed 780G insulin pump system with Simplera Sync in the U.S., the products resulting from our partnership with Abbott to expand CGM options for people living with diabetes, as well as expanded labeling in Type 2 diabetes, fast acting insulins, and pregnancy warning removal.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and nine months ended January 24, 2025 and January 26, 2024:
Cost of Products Sold Cost of products sold for the three and nine months ended January 24, 2025 was $2.8 billion and $8.5 billion, respectively, as compared to $2.8 billion and $8.2 billion, respectively, for the corresponding periods in the prior fiscal year. The decrease in cost of products sold as a percentage of net sales for the three months ended January 24, 2025 was primarily due to favorable currency impact and lower costs for quality remediation and excess and obsolete inventory charges. Cost of products sold as a percentage of net sales for the nine months ended January 24, 2025 was primarily flat as compared to the corresponding period in the prior fiscal year.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three and nine months ended January 24, 2025 was $675 million and $2.0 billion, respectively, as compared to $695 million and $2.1 billion, respectively, for the corresponding periods in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition and divestiture-related costs, and restructuring associated expenses. Selling, general, and administrative expense for the three and nine months ended January 24, 2025 was $2.7 billion and $8.1 billion, respectively, as compared to $2.7 billion and $8.0 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in selling, general, and administrative expense for both periods is primarily due to new product launches and commercialization activities.

The following is a summary of other costs and expenses (income):

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Amortization of intangible assets	$416	$419	$1,243	$1,274
Restructuring charges, net	43	20	120	114
Certain litigation charges, net	22	—	104	105
Other operating (income) expense, net	(5)	17	(38)	(13)
Other non-operating income, net	(72)	(177)	(403)	(407)
Interest expense, net	179	188	555	517
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of customer relationships, purchased technology and patents, trademarks, tradenames, and other intangible assets.
Restructuring Charges, Net For the three and nine months ended January 24, 2025 and January 26, 2024, restructuring costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives.
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
Other Operating (Income) Expense, Net Other operating (income) expense, net primarily includes expenses associated with royalties paid for the in-license of intellectual property from third parties, currency remeasurement and derivative gains and losses, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and income from funded research and development arrangements.
For the three months ended January 24, 2025, the change in other operating (income) expense, net was largely driven by the net impact of currency remeasurement and our hedging programs resulting in a net gain of $12 million for the three months ended January 24, 2025 as compared to a net loss of $12 million in the corresponding period in the prior fiscal year.
For the nine months ended January 24, 2025, the change in other operating (income) expense, net was largely driven by insignificant gains from certain business or asset sales in the Cardiovascular and Neuroscience Portfolio. In addition, the change in fair value of contingent consideration for the nine months ended January 24, 2025 was $5 million of income as compared to $59 million of expense in the corresponding period in the prior fiscal year. The change in other operating (income) expense, net was partially offset by increased acquisition and divestiture-related charges and the net impact of currency remeasurement and our hedging programs. The currency impact for the nine months ended January 24, 2025 was a net loss of $32 million as compared to a net gain of $16 million in the corresponding period in the prior fiscal year.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities and our global liquidity structure.
For the three months and nine months ended January 24, 2025, the decrease in other non-operating income, net was primarily attributable to changes in interest income and net losses on minority investments. Interest income was $114 million and $364 million for the three and nine months ended January 24, 2025, respectively, as compared to $170 million and $429 million for the three and nine months ended January 26, 2024, respectively. Net losses on minority investments were $68 million and $41 million for the three and nine months ended January 24, 2025, respectively, as compared to $24 million and $113 million for the three and nine months ended January 26, 2024, respectively.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, global liquidity structure, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
For the three months ended January 24, 2025, the decrease in interest expense, net was primarily driven by lower interest on the balances in our global liquidity structures, partially offset by the €3.0 billion debt issuance on June 3, 2024. For the nine months ended January 24, 2025, the increase in interest expense, net was primarily driven by the aforementioned debt issuance.

INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Income tax provision	$237	$135	$737	$936
Income before income taxes	1,540	1,472	4,367	3,982
Effective tax rate	15.4%	9.2%	16.9%	23.5%

Non-GAAP income tax provision	$334	$312	$1,027	$954
Non-GAAP income before income taxes	2,130	2,055	6,051	5,965
Non-GAAP Nominal Tax Rate	15.7%	15.2%	17.0%	16.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	0.3%	6.0%	0.1%	(7.5)%
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
Our effective tax rate for the three and nine months ended January 24, 2025 was 15.4% and 16.9%, respectively, as compared to 9.2% and 23.5% for the three and nine months ended January 26, 2024, respectively. The increase in the effective tax rate for the three months ended January 24, 2025 primarily relates to a Swiss Cantonal tax rate change on previously recorded deferred tax assets during the three months ended January 26, 2024, and the implementation of the Pillar Two global minimum tax. The decrease in the effective tax rate for the nine months ended January 24, 2025 was primarily attributable to the establishment of a valuation allowance on certain net operating losses and an income tax reserve adjustment made during the nine months ended January 26, 2024 associated with the Ventor court decision noted above, which was partially offset by the Swiss Cantonal tax rate change on previously recorded deferred tax assets and the implementation of the Pillar Two global minimum tax noted above.
Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 24, 2025 was 15.7% and 17.0%, respectively, as compared to 15.2% and 16.0% for the three and nine months ended January 26, 2024, respectively. The change in our Non-GAAP Nominal Tax Rate was primarily due to the implementation of the Pillar Two global minimum tax and year-over-year changes in operational results by jurisdiction. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 24, 2025 of approximately $21 million and $61 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of January 24, 2025 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 24, 2025	January 26, 2024
Cash provided by (used in):
Operating activities	$4,516	$4,010
Investing activities	(1,447)	(1,670)
Financing activities	(3,018)	(2,091)
Effect of exchange rate changes on cash and cash equivalents	(95)	(170)
Net change in cash and cash equivalents	$(44)	$80
Operating Activities The $506 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales and a decrease in cash paid to vendors, which was partially offset by an increase in cash paid for taxes and increased annual incentive payouts.
Investing Activities The $223 million decrease in cash used was primarily attributable to an increase in net sales and maturities of investments of $442 million partially offset by an increase in net additions to property, plant, and equipment of $239 million.
Financing Activities There was a $927 million increase in net cash used during the nine months ended January 24, 2025, as compared to the corresponding period in the prior fiscal year. In the current period, there was a decrease in total short-term borrowings of $1.1 billion, as compared to an increase of $1.0 billion in the prior year. Additionally, on June 3, 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion, which was partially offset by a $2.3 billion increase in net share repurchases during the nine months ended January 24, 2025, as compared to the corresponding period in the prior fiscal year. For more information on Senior Notes issued, refer to the Debt and Capital section below.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at January 24, 2025 was $26.6 billion as compared to $25.0 billion at April 26, 2024. The increase in total debt was primarily driven by issuance of Euro-denominated Senior Notes and fluctuations in exchange rates.
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
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the nine months ended January 24, 2025, the Company repurchased a total of 35 million shares under this program at an average price of $82.75. At January 24, 2025, we had approximately $2.4 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2024.
Liquidity
Our liquidity sources at January 24, 2025 included $1.2 billion of cash and cash equivalents and $6.7 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.

We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At January 24, 2025 and April 26, 2024, we had no and $1.1 billion commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2029. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At January 24, 2025 and April 26, 2024, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	January 24, 2025	April 26, 2024
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1) Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at January 24, 2025 were unchanged as compared to the ratings at April 26, 2024. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
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
As of January 24, 2025, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the nine months ended January 24, 2025 and summarized balance sheet information at January 24, 2025 and April 26, 2024 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the nine months ended January 24, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$2,110	$—
Operating profit	209	110
(Loss) income before income taxes	(343)	139
Net (loss) income attributable to Medtronic	(282)	134
The summarized balance sheet information at January 24, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$15,851	$4,249
Total noncurrent assets(4)	11,540	5,454
Total current liabilities(5)	22,997	5,679
Total noncurrent liabilities(6)	37,136	23,952
Noncontrolling interests	228	228
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
(3)Includes receivables due from non-guarantor subsidiaries of $12.7 billion and $1.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $5.2 billion and $5.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $17.8 billion and $2.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports of Medtronic plc, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to: our growth and growth strategies; developments in the markets for our products, therapies and services; financial results; product development launches and effectiveness; research and development strategy; regulatory approvals; competitive strengths; the potential or anticipated direct or indirect impact of public health crises, geopolitical conflicts, or changing governmental executive actions and regulations (including relating to global trade policies, enforcement priorities and compliance requirements), on our business, results of operations and/or financial condition; restructuring and cost-saving initiatives; intellectual property rights; litigation and tax matters; governmental proceedings and investigations; mergers, acquisitions, and divestitures; market acceptance of our products, therapies and services; accounting estimates; financing activities; ongoing contractual obligations; working capital adequacy; the value of our investments; our effective tax rate; our expected returns to shareholders; and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding: our ability to drive long-term shareholder value; development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; integration of new technologies, including artificial intelligence (AI) and data analytics, into our products, therapies and services; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; our ability to meet growing demand for our existing products; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding the potential impact of changing governmental executive actions and regulations (including relating to global trade policies, enforcement priorities and compliance requirements), on our business; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; our human capital management with respect to our global workforce; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 24, 2025 and April 26, 2024 was $23.9 billion and $23.7 billion, respectively. At January 24, 2025, these contracts were in a net unrealized gain position of $891 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 24, 2025 and April 26, 2024 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.6 billion and $1.7 billion, respectively. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 24, 2025 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at January 24, 2025 and April 26, 2024, indicates that the fair value of these instruments would correspondingly change by $71 million and $64 million, respectively.
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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
10/26/2024-11/22/2024	803,215	$88.42	803,215	$2,485,205,303
11/23/2024-12/27/2024	831,733	83.31	831,733	2,415,913,046
12/28/2024-1/24/2025	298,100	80.59	298,100	2,391,890,322
Total	1,933,048	$85.01	1,933,048	$2,391,890,322
In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

(a)	Exhibits
	10.1	Letter Agreement by and between Medtronic, Inc. and Thierry Piéton dated December 24, 2024
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	Inline XBRL Schema Document.
	101.CAL	Inline XBRL Calculation Linkbase Document.
	101.DEF	Inline XBRL Definition Linkbase Document.
	101.LAB	Inline XBRL Label Linkbase Document.
	101.PRE	Inline XBRL Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	February 25, 2025	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)