Form 10-K
period 2025-04-25
Medtronic plc
filed 2025-06-20
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 25, 2025.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 25, 2024, based on the closing price of $90.59 as reported on the New York Stock Exchange: approximately $116.2 billion. Number of Ordinary Shares outstanding on June 17, 2025: 1,281,264,703
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2025 Annual General Meeting are incorporated by reference into Part III hereof.

Table of Content
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

Table of Content
•public health crises,
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

Table of Content
PART I
Item 1. Business
Medtronic plc, headquartered in Galway, Ireland, is the leading global healthcare technology company. Medtronic was founded in 1949 and today serves healthcare systems, physicians, clinicians, and patients in more than 150 countries worldwide. We remain committed to a mission written by our founder in 1960 that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
Our Mission — to alleviate pain, restore health, and extend life — empowers us to engineer the extraordinary and deliver better outcomes for our world. We are a company of dedication, honesty, integrity, and service. Building on this strong foundation, we are embracing our role as a healthcare technology leader and evolving our business strategy in three key areas:
•Accelerate innovation-driven growth: The combination of our attractive end markets, recent product launches and robust pipeline is expected to enable continued strong revenue growth. We aim to bring inventive and disruptive technology to large healthcare opportunities which enables us to better meet patient needs. Patients around the world deserve access to our life-saving products, and we are driven to use our local presence and scale to increase the adoption of our products and services in markets around the globe.
•Deliver superior outcomes and better experiences for patients and providers: We listen to our patients and customers to better understand the challenges they face. From the patient journey, to creating agile partnerships that produce novel solutions, to making it easier for our customers to deploy our therapies — what we do is anchored in deep insight, and creates simpler, superior experiences.
•Turn data, artificial intelligence (AI), and automation into action: We are confident in our ability to maximize new technology, AI, and data and analytics to tailor therapies in real-time, facilitating remote monitoring and care delivery that conveniently manages conditions, and creates new standards of care.
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

Table of Content
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
Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division includes the following Operating Units: Cardiac Rhythm Management and Cardiac Ablation Solutions. The division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, and information systems for the management of patients with Cardiac Rhythm & Heart Failure devices. Principal products and services offered include:
•Implantable cardiac pacemakers including the Azure MRI SureScan, Adapta, Attesta MRI SureScan, and the Micra transcatheter pacing system. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity. The 3830 lead, with His-bundle and left bundle branch capabilities, effectively covers all current forms of conduction system pacing and sensing. The Micra transcatheter pacing system, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker, includes the Micra VR and the Micra AV device families. Both pacemakers treat patients with atrioventricular block.
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
•Cardiac ablation products include a full suite of electrophysiology solutions to treat patients with arrhythmias, including paroxysmal and persistent AF. The portfolio includes the Arctic Front Advanced Cardiac Cryoblation System, PulseSelect single shot Pulsed Field Ablation catheter, the Sphere-9 focal catheter, providing high density mapping capabilities combined with dual radio frequency and pulsed field energies to deliver ablation lesions, and Affera Mapping and Navigation System with Prism-1 software aimed at integrating clinical information to improve patient outcomes.
•Insertable cardiac monitoring systems, including the Reveal LINQ and LINQ II. These devices are for patients who experience transient symptoms such as dizziness, palpitation, syncope (fainting) and chest pain, as well as Cryptogenic Stroke patients, which may indicate a cardiac arrhythmia that requires long-term monitoring or ongoing management. Both portfolio devices have unmatched accuracy and a streamlined workflow with AccuRhythm AI algorithms to reduce clinic workload and data burden. LINQ II, the premium portfolio device, offers extended device longevity and remote programming capabilities.
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

Table of Content
Structural Heart & Aortic
Our Structural Heart & Aortic division includes the following Operating Units: Structural Heart & Aortic and Cardiac Surgery. The division includes therapies to treat heart valve disorders and aortic disease. Our devices include products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, surgical ablation products, and a comprehensive line of products and therapies to treat aortic disease, such as aneurysms, dissections, and transections. Principal products offered include:
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

Table of Content
Cranial & Spinal Technologies
Our Cranial & Spinal Technologies division and Operating Unit develops, manufactures, and markets an integrated portfolio of devices and therapies for surgical technologies designed to improve the precision and workflow of neurological procedures, and a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. The division also provides biologic solutions for the orthopedic markets and offers unique and highly differentiated imaging, navigation, power instruments, and robotic guidance systems used in spine and cranial procedures. Principal products and services offered include:
•Neurosurgery products, including platform technologies, implant therapies, and advanced energy products through the AiBLE spine technology ecosystem. This includes our StealthStation S8 surgical navigation system, Stealth Autoguide cranial robotic guidance platform, O-arm Imaging System, Mazor robotic guidance systems used in robot-assisted spine procedures, UNiD adaptive spine intelligence AI-driven technology for surgical planning and personalized spinal implants, and our Midas Rex surgical drills, including our MR8 high-speed drill system.
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
•ENT products, including the Straightshot M5 microdebrider handpiece, the Integrated Power Console (IPC) system, NIM Vital nerve monitoring systems, Propel and Sinuva Sinus Implants, StealthStation ENT and StealthStation FlexENT navigation systems, as well as products for hearing restoration.
•Pelvic health products, including our InterStim X and InterStim II recharge-free neurostimulators, InterStim Micro rechargeable neurostimulators, and SureScan MRI leads. Our NURO System delivers Percutaneous Tibial Neuromodulation therapy to treat overactive bladder, (non-obtrusive) urinary retention, and chronic fecal incontinence.
Neuromodulation
Our Neuromodulation division and Operating Unit develops, manufactures, and markets spinal cord stimulation and brain modulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:
•Spinal cord stimulation products, including rechargeable and recharge-free devices and a large selection of leads used to treat chronic back and/or limb pain and chronic pain resulting from diabetic peripheral neuropathy. This includes the Inceptiv spinal cord stimulation system which offers a closed-loop feature that senses biological signals along the spinal cord and automatically adjusts stimulation in real time, Intellis (rechargeable) and Vanta (recharge-free) spinal cord stimulation systems, with

Table of Content
AdaptiveStim and SureScan MRI Technology, DTM (differential target multiplexed) proprietary waveform, and the Evolve workflow algorithm, and Snapshot reporting.
•Brain modulation products, including those for the treatment of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive-compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, the Percept family of neurostimulators with proprietary adaptive BrainSense technology.
•Implantable drug infusion systems, including our SynchroMed III Implantable Infusion System, which deliver small quantities of drug directly into the intrathecal space surrounding the spinal cord, to help manage chronic pain, cancer pain, and severe spasticity.
•Interventional products, including our full Kyphon portfolio of minimally invasive Kyphoplasty and Vertebroplasty solutions for the treatment of vertebral compression fractures, including bipedicular and unipedicular access options, bone access tools, inflatable balloon tamps, cement and delivery systems, as well as biopsy and specialty devices. The OsteoCool cooled radiofrequency ablation system with simultaneous, dual-probe capabilities and algorithms for the treatment of painful metastatic bone lesions. Emprint Microwave with Thermosphere technology for the treatment of non-resectable liver tumors. As well as the Accurian nerve ablation system, which conducts radio frequency ablation of nerve tissues.
MEDICAL SURGICAL PORTFOLIO
The Medical Surgical Portfolio includes the Surgical & Endoscopy and Acute Care & Monitoring divisions. Products and therapies of this group are used primarily by healthcare systems, physicians' offices, ambulatory care centers, and other alternate site healthcare providers. While less frequent, some products and therapies are also used in home settings.
Surgical & Endoscopy
Our Surgical & Endoscopy division includes the following Operating Units: Surgical and Endoscopy. The division develops, manufactures, and markets advanced and general surgical products, including advanced stapling devices, vessel sealing instruments, wound closure products, electrosurgery products, AI-powered surgical video and analytics platform, robotic-assisted surgery products, hernia mechanical devices, mesh implants, gynecology products, minimally invasive gastrointestinal and hepatologic diagnostics and therapies, and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:
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
•Electrosurgical hardware and instruments, including the Valleylab FT10 and FX8 energy platforms, the Valleylab FT10 vessel sealing generator, and the Force TriVerse electrosurgical pencils.
•Robotic and digital surgery technologies, including the Hugo robotic-assisted surgery (RAS) system designed for a broad range of soft-tissue procedures, and Touch Surgery Enterprise, an AI-powered surgical video management solution for the operating room.
•Products designed for the treatment of hernias, including the AbsorbaTack absorbable mesh fixation device for hernia repair, MaxTack motorized fixation device designed for minimally invasive hernia fixation, the Symbotex composite mesh for surgical laparoscopic and open ventral hernia repair, and ProGrip laparoscopic self-fixating mesh, a self-gripping, biocompatible solution for inguinal hernias.
•Suture and wound closure products, including the V-Loc barbed sutures, the Polysorb braided absorbable sutures, and the Monosof absorbable monofilament nylon sutures.

Table of Content
•Endoscopy products, including the GI Genius intelligent endoscopy module, the PillCam capsule endoscopy systems, the Bravo calibration-free reflux testing systems, the Endoflip 300 Impedance Planimetry System, the Emprint ablation system with Thermosphere Technology, the ManoScan high-resolution manometry system, the Barrx platform through ablation with the Barrx 360 Express catheter, the Cool-tip radiofrequency ablation system, the Beacon delivery system, and the Nexpowder endoscopic hemostasis system.
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
•Continuous glucose monitoring (CGM) systems include the Guardian Connect CGM system and Simplera platform. Both systems are worn by patients capturing glucose data to reveal patterns and potential problems, such as hyperglycemic and hypoglycemic episodes. The Simplera platform's discreet design simplifies the insertion and wear experience through the integration of the Simplera CGM, as a Smart Multiple Daily Injections (MDI) system, and the InPen with the Simplera Sync sensor and the MiniMed 780G system, offering disposable capabilities.
•The InPen smart insulin pen system combines a reusable Bluetooth-enabled insulin pen with an intuitive mobile app that helps users administer the appropriate insulin dose. The InPen application integrates with our CGM data to provide real-time CGM readings alongside insulin dose information.
In May 2025, we announced our intention to separate the Diabetes business, with the intention to create a new independent, publicly traded company. The separation is expected to be completed within 18 months of the initial announcement.
HUMAN CAPITAL
Medtronic Workforce Overview
Medtronic’s employees deliver on our Mission every day. We empower insight-driven care, experiences that put people first, and better outcomes for our world. In everything we do, we are engineering the extraordinary. We strive to be the employer of choice for the best and brightest global talent, where employees can grow and develop fulfilling careers. We aspire to create an inclusive, diverse, and equitable workplace that fosters innovation and creativity, and where employees feel a sense of belonging and well-being. Medtronic has over 95,000 full-time employees, of which 44% are based in the U.S. or Puerto Rico.

Table of Content
Inclusion
We believe that improving health for people from all walks of life depends on our ability to unleash the creative power of our global employees. By breaking down barriers, we open doors for everyone, driving opportunity, progress, and prosperity around the world. Our commitment to inclusion is a core element of the Medtronic Mission, and we integrate these principles throughout our Company to ensure every operating unit, team, and leader recognizes and celebrates the value of diverse experiences and backgrounds. Additionally, Medtronic employee resource groups (ERGs) and Networks are employee-led affinity groups that provide career development and networking opportunities to all employees and strengthen ties between employees of many different backgrounds, cultures, and interests.
Pay Equity
In our most recent reported period available, in the United States, we have achieved 100% pay equity for gender and ethnically diverse employees. Globally we have achieved 99% pay equity for gender. We are actively working to resolve any remaining pay inequities by continuing to expand the annual pay equity analyses for each country we operate in.
Workforce Compensation
Our compensation framework is designed to provide market competitive pay for the value and contributions of our employees. We are committed to transparent communications on compensation. Our competitive approach to compensation reflects industry benchmarks and local market standards. Our programs include annual and long-term equity-based incentives that provide the means to share in the Company’s success, based on business and individual performance. To attract and retain the best leaders, we offer competitive benefits and cash and equity incentives. We reward high-performing employees with an ownership stake in the Company through restricted stock, and employees have the opportunity to purchase stock at a significant discount through our Employee Stock Purchase Plan.
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
In recent years, we have shifted away from degree requirements to focus on skills-based certification for certain roles within Medtronic. Additionally, as members of the Multiple Pathways Initiative, we have used a skills-based approach to offering opportunities to expanded pools of external talent that have previously been held back due to lack of access to undergraduate education. Internally, eligible U.S. and Puerto Rico employees can now participate through MAPS (Medtronic Advancement Pathways and Skill-building) in undergraduate courses from top-tier universities to enhance or obtain new skills, at no cost to the employee. We have opened opportunities for employees who have been otherwise restricted from career advancement due to degree requirements.
Employee Engagement and Culture
Through our Organizational Health Survey, we gain valuable insight into the Medtronic employee experience and identify where we can improve in key priority areas: 1) Employee Engagement, 2) Inclusion, 3) Innovation, 4) Ethics and 5) Quality culture as part of our commitment to Put Patients First in our everyday decisions and actions. In our most recent survey ending in the fourth quarter of fiscal year 2025, more than 88% of our employees responded. Medtronic carefully reviews and implements actions based on employee feedback in order to partner and create an inclusive, innovative and supportive environment.
Our culture is critical to achieving our vision. The Medtronic Mindset builds on our core values of integrity, quality, inclusion, and collaboration. It urges us to act boldly, compete to win, move with speed and decisiveness, foster belonging, and deliver results… the right way. Our culture helps us meet the needs of our patients and customers, and ensures our Mission endures for many years to come.
Health & Safety
As a large, global employer, our ability to attract and retain talent is based in part on our commitment to maintain a safe workplace and support the well-being of our employees. Medtronic has a comprehensive approach to providing robust support for our employees and their families in natural disasters, public health crises, civil unrest and armed conflicts, bereavement, and other challenging events. Along with other programs, the Medtronic Employee Assistance Program and the Medtronic Employee Emergency Assistance Fund have historically supported employees and their families when faced with difficult times by providing a variety of services such as mental health, safety, and financial resources and support at no cost. These programs have proven invaluable in navigating our employees through unique challenges, including in fiscal year 2025. The Medtronic Employee Emergency Assistance Fund is supported by donations from employees and the Medtronic Foundation, and over the last five years has provided $4 million in grants to employees experiencing unexpected events creating a financial hardship.

Table of Content
For more information on Human Capital Management at Medtronic, please refer to our 2024 Impact Report available on our company website.
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
Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, developing new therapies and procedures, and entering into arrangements with third parties to fund the development of certain technologies. We continue to focus on optimizing innovation, improving our R&D productivity, driving growth in international markets, generating clinical evidence, and assessing our R&D programs based on their ability to address unmet clinical needs, produce better patient outcomes, and create new standards of care.
Intellectual Property and Litigation
We rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements, including non-disclosure agreements, to protect our business and proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses, and covenants not to sue, relating to a wide array of third-party technologies. In the aggregate, these intellectual property assets, agreements, and licenses are of material importance to our business; however, we believe that no single intellectual property asset, agreement, or license is material in relation to our business as a whole.
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
Sales and Distribution
We sell our medical devices and therapies through a combination of direct sales representatives and independent distributors globally. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals. Our medical supply products are used primarily in hospitals, ambulatory surgical centers, and alternate care facilities, such as home care and long-term care facilities, and are marketed to materials managers, group purchasing organizations (GPOs) and integrated delivery networks (IDNs). We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. Our four largest markets are the U.S., Western Europe, China, and Japan. International markets are an area of increasing focus and opportunity, as we believe they remain under-penetrated.
Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide. To achieve this objective, our marketing and sales teams are organized around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and other customers and enhance our ability to support our customers and cross-sell complementary products.
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

Table of Content
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
Production and Availability of Raw Materials
We manufacture products at facilities located in various countries throughout the world. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Certain components and raw materials are available only from a sole supplier. We work closely with our suppliers and have plans and measures in place to help ensure continuity of supply while maintaining high quality and reliability. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, due to the U.S. FDA’s manufacturing requirements and those of other regulatory authorities, we may not be able to quickly establish additional or replacement sources for certain components or materials if we experience a sudden or unexpected reduction or interruption in supply and are unable to develop alternative sources.
For additional information related to our manufacturing facilities refer to “Item 2. Properties” in this Annual Report on Form 10-K.
Government Regulation
Our operations and products are subject to extensive regulation by numerous government agencies, including the U.S. FDA, European regulatory authorities such as the Medicines and Healthcare products Regulatory Agency in the United Kingdom, the Health Products Regulatory Authority in the Republic of Ireland and the Federal Institute for Drugs and Medical Devices in Germany, the China National Medical Product Administration (NMPA), and other government agencies inside and outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-marketing surveillance of our products. Our business is also affected by data privacy, security and digital health laws, such as the European Health Data Space (EHDS) regulation, as well as government payor cost containment initiatives, and environmental health and safety laws and regulations. In addition, as a result of the release and availability of Artificial Intelligence (AI) technologies, including generative AI platforms, we have seen a global trend toward more comprehensive regulation of AI designed to ensure the ethical use, security, and privacy of AI and create standards for transparency, accountability, and fairness, including the EU AI Act, which may impact our business.
Product Approval and Monitoring
In many jurisdictions where we do business, including the U.S., the E.U., Japan, and China, our products are subjected to approval and other regulatory requirements regarding performance, safety, and quality. For instance, authorization to commercially distribute a new medical device in the U.S. is generally obtained in one of two primary ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our medical device is substantially equivalent to a legally marketed medical device. The second, more rigorous process, known as pre-market approval, requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process.
In the E.U., conformity with the marketing authorization requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. The Medical Device Regulation was published by the E.U. in 2017, and it imposes significant additional pre-market and post-market requirements (EU MDR). The regulation provided an implementation period and became effective on May 26, 2021. The European Commission extended the implementation period to the end of 2027 for high-risk devices and to the end of 2028 for medium and low risk devices.

Table of Content
The global regulatory environment is increasingly stringent and unpredictable. While harmonization of global regulations has been pursued, requirements continue to differ among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. In addition, reported potential workforce reductions and agency reorganization at the U.S. FDA, if implemented, could have an impact on product approval timelines. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing processes, labeling, record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed products. We are also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the U.S. FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future pre-market approvals or result in a substantial modification to our business practices and operations. For additional information, see "Item 1A. Risk Factors" under, "We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations."
Trade Regulations
The movement of products, services, technology, know-how, and investment across borders subjects us to extensive trade laws and regulations, including tariff regulations adopted by different countries or trading zones. These laws and regulations govern, among other things, our import, export and other international trade activities. We are subject to the risk that these laws and regulations could change in a way that would expose us to additional costs and burdens, as well as penalties if not complied with. Some governments impose economic sanctions and other trade restrictions against certain countries, persons or entities. We also sell and provide goods, technology and services to agents, representatives and distributors who may in turn sell or provide such items to customers and other end-users in their own countries or by means of their own cross-border transactions. If we, or the third parties through which we do business, are not in compliance with applicable import, export control or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business.
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
Our global operational footprint comes with the obligation for compliance and adherence to individual data security, confidentiality and breach notification laws at the State, Federal, and International levels. Examples of those laws include, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and various State privacy laws. We also are subject to various other country-specific requirements around the world, such as the General Data Protection Regulation (GDPR) in the European Economic Area, the United Kingdom’s privacy laws, and China's Personal Information Protection Law (PIPL).
Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation and different cross border data transfer rules, compliance may require significant additional cost expenditures or changes in products or business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, withdrawal of noncompliant products from a market, and reputational harm.
Regulations Governing Reimbursement
The delivery of our devices is subject to regulation by the U.S. Department of Health and Human Services (HHS) and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare items and services. U.S. laws and regulations are imposed

Table of Content
primarily in connection with federally funded healthcare programs, such as the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of healthcare. Other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services. In addition, reported potential workforce reductions and agency reorganization at HHS, if implemented, could have an impact on reimbursement programs.
U.S. federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under federally-funded healthcare programs, including laws related to kickbacks, false claims, self-referrals or other healthcare fraud. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state Medicaid and other healthcare programs and private third-party payors. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the U.S. Physician Payments Sunshine Act (Open Payments), which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians, certain allied health professionals, and U.S. teaching hospitals. Similarly, other jurisdictions impose transparency reporting obligations relating to health care professional payments. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
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
Information relating to our corporate governance, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers and any related amendments or waivers), Code of Business Conduct and Ethics for Members of the Board of Directors, AI Compass, and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the “Our Company – Governance” caption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the “Our Company – Investors” caption and the “Financial Information – SEC Filings” sub caption.
Our website and the information contained on or connected to our website are not incorporated by reference into this Annual Report on Form 10-K.
The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public may obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act.
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

Table of Content
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
Competition may increase as additional companies enter our markets or modify their existing products to compete more directly with ours. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. From time to time we have lost, and may in the future lose, market share in connection with product problems, physician advisories, safety alerts and publications about our products, which highlights the importance of product quality, product efficacy and quality systems to our business. In the current environment of managed care, consolidation among healthcare providers, increased competition, declining reimbursement rates, and national and provincial tender pricing, as recently experienced in China, competitively priced product offerings are essential to our success.
Our success depends on our ability to differentiate our product and keep pace with emerging technologies.
Our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies and intellectual property, and as a result we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property. In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and successfully manufacture and market our products. For example, data science, machine learning and AI are all impacting our products and operations and the competitive landscape in which we operate, and the application of these technologies is rapidly evolving at the same time as new laws and regulations of AI are being developed in jurisdictions around the world. Compliance with developing regulations may require significant expenditures or may limit our ability to effectively use these technologies. There can be no assurance that the application of AI in our products and operations will be successful, or that we will not experience data security and privacy incidents in connection with our use of these technologies. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.
Reduction or interruption in supply or other manufacturing difficulties may adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires the timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to complex trade and strict regulatory requirements. We manufacture the majority of our products and procure critical third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, raw materials and services needed to manufacture these products from numerous suppliers in various countries. We seek to maintain continuity of supply by use of multiple options for sourcing where possible. We have generally been able to obtain adequate supplies of such raw materials, components and services, although global shortages of certain components such as semiconductors and resins have previously caused, and may in the future cause, disruptions to our product manufacturing supply chain. In addition, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials and services needed to manufacture our products are obtained from sole suppliers. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components, raw materials and services may, at times, be interrupted or insufficient. In addition, due to the stringent regulations and requirements of trade and regulatory agencies, including the U.S. FDA, regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources. Additionally, many regulatory agencies are imposing new and evolving regulatory requirements on safe use of chemicals, including ethylene oxides (EtOs) and polyfluoroalkyl substances (PFAS), and their potential impact on health and the environment which also may impact supply constraints. Furthermore, the prices of commodities and other materials used in our products, which are often volatile and outside of our control, and may be subject to

Table of Content
tariffs, could adversely impact our supply. We use resins, other petroleum-based materials and pulp as raw materials in some of our products, and the prices of oil and gas also significantly affect our costs for freight and utilities. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and could result in lost sales.
Other disruptions in the manufacturing process or product sales, trade and fulfillment systems for any reason, including infrastructure, information and equipment malfunction, failure to follow specific protocols and procedures, supplier or Company facility shut-downs, defective raw materials, labor shortages, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, property damage or facility closures from riots or public protests, and other environmental factors and the impact of epidemics, pandemics, or other public health crises, and actions by businesses, communities and governments in response, could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to our reputation. For example, in the past we were adversely impacted by the global COVID-19 pandemic, and may in the future be adversely impacted by other pandemics and the related responses of governments and of our partners, including suppliers, manufacturers, distributors and other businesses. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
In addition, many of our products require sterilization before sale and several of our key products are manufactured or sterilized at a particular facility, with constrained capacity and limited options for alternate sterilization facilities. If an event occurs that causes damage to or closure of one or more of such facilities, we may be unable to manufacture or sterilize relevant products to the required quality specifications or at all. Due to the time required to approve and license a manufacturing or sterilization facility, a third-party may not be available on a timely basis to replace production capacity in the event manufacturing or sterilization capacity is reduced or lost.
Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.
Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics. Public health crises may continue to have an adverse impact on certain aspects of our Company and business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, and our ability to generate cash flow.
Our research and development efforts rely upon investments and investment collaborations, and we cannot guarantee that any previous or future investments or investment collaborations will be successful.
Our Mission is to provide a broad range of therapies to restore patients to fuller, healthier lives, which requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon investments and investment collaborations to provide us access to new technologies both in areas served by our existing businesses as well as in new areas. We expect to make future investments where we believe that we can stimulate the development or acquisition of new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and investment collaborations in and with medical technology companies and third-party funding sources are inherently risky, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not materially adversely affect our business, results of operations, financial condition, and cash flows.
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

Table of Content
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
As part of our strategy to develop and identify new products and technologies and optimize our portfolio of products, we have made several significant acquisitions, divestitures and third-party research and development funding arrangements in recent years, and may make additional acquisitions, divestitures and arrangements in the future. Our integration of the operations of acquired businesses, or a divestiture of part of our existing businesses, including our recently announced intention to separate our Diabetes business from the Company, requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of acquired companies successfully could also have an adverse impact on our business. Further, acquired businesses may have liabilities, or be subject to claims, litigation or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:
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
In addition, the potential exists that expected strategic benefits from any planned or completed divestiture, including our recently announced intention to separate our Diabetes business from the Company, or third-party funding arrangement, by the Company may not be realized or may take longer to realize than expected, and there can be no assurance that disputes will not arise under the Company's third-party funding arrangements, or transition service, or other agreements that have or may be executed as part of a divestiture.
Legal and Regulatory Risks
We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. FDA, U.S. Department of Justice, Health and Human Services Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials or delays with a variety of study designs, patient populations, and trial endpoints. Unfavorable clinical data from existing or future clinical trials or delays by regulators in approving or authorizing reimbursement for new products may adversely impact (a) our ability to obtain product approvals, (b) our position in, and share of, the markets in which we participate, and (c) our business, results of operations, financial condition, and cash flows. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Even if we are able to obtain approval or clearance, it may:
•take a significant amount of time,
•require the expenditure of substantial resources,

Table of Content
•involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,
•involve modifications, repairs or replacements of our products, and
•limit the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under the U.S. FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures, and those of our suppliers, are subject to periodic inspections by the U.S. FDA to assess compliance with applicable regulations. The results of these inspections can include, and have in the past included, observations on the U.S. FDA’s Form 483, warning letters, or other forms of enforcement, such as a consent decree. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the U.S. FDA could detain or seize what it believes to be adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban medical devices. In addition, the U.S. FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.
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
Governmental regulations in the U.S. and outside the U.S. are constantly changing and may become increasingly stringent. In the E.U, for example, the Medical Device Regulation (EU MDR) includes significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Implementation of the EU MDR was extended to the end of 2027 for high-risk devices and to the end of 2028 for medium- and low- risk devices. The development and implementation of future laws and regulations may have a material adverse effect on us.
Quality problems have in the past and could in the future lead to recalls or safety alerts, product liability claims, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Quality is extremely important to us and our customers due to the impact on patients, and the serious and potentially costly consequences of adverse product performance. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. In addition, many of our products are often used in intensive care settings with seriously ill patients, and some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. Component failures, manufacturing nonconformances, design issues, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, could result in an unsafe condition or injury to, or death of, a patient. These problems have in the past and could in the future lead to recall of, or issuance of a safety alert relating to, our products, as well as product liability claims and lawsuits, including class actions, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. Due to the strong name recognition of the Medtronic brand, a material adverse event involving one of our products could result in diminished market acceptance and demand for all products within that brand and could harm our reputation and ability to market products in the future.
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

Table of Content
Any of the foregoing problems, including future product liability claims or lawsuits, brought either individually or in the aggregate, or recalls, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition, and cash flows.
Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payors, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices, they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services, including laws and regulations related to fair competition, kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payors. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act (Open Payments), which requires us to annually report certain payments and other transfers of value we make to U.S. licensed physicians, certain allied health professionals, and U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
We also are subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, or adverse decisions relating to coverage of or reimbursement for our products by administrators of these systems, could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
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
While we intend to defend against any threats to our intellectual property, our patents, trademarks, tradenames, copyrights, trade secrets or agreements (such as employee and non-disclosure agreements) may not adequately protect our intellectual property. Further, pending patent applications may not result in patents being issued to us, patents issued to or licensed by us may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or too limited in scope to protect our technology or provide us with any competitive advantage. In addition, our patents will expire over time, our ability to protect novel business models is uncertain, and infringement may go undetected. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and such licenses may not be available on reasonable terms or at all. In addition, license agreements could be terminated. We also rely on non-disclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that such provisions will be enforceable, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. Moreover, in the U.S. the Federal Trade Commission and various states have adopted laws and regulations that purport to ban or severely restrict the use of non-competition agreements, which may limit our ability to use and enforce non-competition agreements with employees.
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

Table of Content
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
Our worldwide operations subject us to laws and regulations in many jurisdictions, including data protection and cybersecurity laws and regulations. The variety of U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in “Item 1. Business" – Other Factors Impacting Our Operations – Data Privacy and Security Laws and Regulations. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation, or competitive position.
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
If our information technology systems, products or services or sensitive data are compromised, there are many consequences that could result. Consequences include, but are not limited to, patients or employees being exposed to financial or medical identity theft or suffering a loss of product functionality, losing existing customers or having difficulty attracting new customers, experiencing difficulty preventing, detecting, and controlling fraud, being exposed to the loss or misuse of confidential information, having disputes with customers, physicians, and other healthcare professionals, suffering regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experiencing increases in operating expenses or an impairment in our ability to conduct our operations, incurring expenses or losing revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffering other adverse consequences including lawsuits or other legal action and damage to our reputation.

Table of Content
The failure to comply with anti-corruption laws could materially adversely affect our business and result in civil and/or criminal sanctions.
The U.S. FCPA, the U.K. Bribery Act, the Irish Criminal Justice (Corruption Offences) Act 2018, and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business and to ensure adequate internal controls, books, and records. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. We also participate in public-private partnerships and other commercial and policy arrangements with governments around the globe.
Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. We maintain various controls aligned with legal requirements to prevent and prohibit improper practices, including policies, programs, and training for our employees and third-party intermediaries acting on our behalf. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Syria, Cuba, and the region of Crimea, as well as Russia and Belarus. Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries or regions. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, such regulations may impact our ability to continue operations in certain countries and require additional licenses which we may not be able to obtain or maintain. There can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, financial condition, and cash flows.
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

Table of Content
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
We are subject to risks related to our sustainability practices and initiatives.
There is continued focus from our stakeholders, as well as regulatory authorities in the U.S., E.U. and other global jurisdictions in which we operate, on sustainability practices and disclosure. If we do not succeed in meeting or are perceived as not meeting goals and objectives relating to environmental stewardship, inclusion initiatives, supply chain practices, good corporate governance, workplace conduct and support for local communities, or if we do not effectively respond to new or revised legal, regulatory or reporting requirements concerning climate change, inclusion, or other sustainability concerns, we may be subject to regulatory fines and penalties, including potential loss of eligibility as a U.S. government contractor, our reputation or the reputation of our brands may suffer, we may be unable to attract and retain top talent, and our stock price may be negatively affected. In addition, enhanced and sometimes conflicting sustainability laws, regulations and expectations in the jurisdictions in which we do business may increase compliance burdens and costs for third parties throughout our global supply chain, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
Further, we have made several public disclosures of objectives and targets (targets) relating to product stewardship, inclusion, patient safety and product quality, access and innovation, and climate stewardship, including our ambition to be net carbon neutral in our operations by 2030 and to achieve net zero emissions by 2045. Although we intend to achieve these targets, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, there can be no assurance of the extent to which any of our targets will be achieved, or that any future investments we make to achieve such targets will meet investor, legal and/or any other regulatory expectations and requirements. If we are unable to meet our targets, we may face litigation and could incur regulatory fines and penalties or adverse publicity and reaction from investors, advocacy groups or other stakeholders that may adversely impact our business, demand for our products and services, and/or our financial condition and results of operations.
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
We are subject to income taxes, as well as non-income-based taxes, in the U.S., Ireland, and the other jurisdictions in which we operate. The tax laws in any of these jurisdictions could change on a prospective or retrospective basis, and any such changes could have a material impact on our business, results of operations, financial condition, and cash flows.
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Model Rules. A number of countries, including Ireland, have enacted legislation to implement the core elements of the Pillar Two Model Rules, which are effective for Medtronic in fiscal year 2025.
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

Table of Content
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
In March 2009, the IRS issued its audit report for Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreements with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites. The Tax Court issued its opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. Oral argument for the Appeal occurred in May 2025. An adverse outcome in this matter could materially and adversely affect our business, results of operations, financial condition, and cash flows. See Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
As an Irish company, we are governed by the Irish Companies Act 2014 (as amended), which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in the U.S.
As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit Medtronic’s flexibility to manage its capital structure.
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at our 2024 Annual General Meeting, our Shareholders authorized our Board of Directors to

Table of Content
issue up to 20% of our issued ordinary shares and further authorized our Board of Directors to issue such shares for cash without first offering them to our existing shareholders. Both of these authorizations will expire on April 17, 2026, unless renewed by shareholders for a further period. We anticipate seeking new authorizations at our 2025 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €400,000 in respect of taxable gifts or inheritances received from their parents.
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

Table of Content
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
Changes in the international trade policy of the U.S. and other countries, including increased trade restrictions or tariffs, have the potential to adversely impact Medtronic. The ongoing global economic competition and trade tensions between the U.S. and China, including recent increased duties imposed by both countries, present risk to Medtronic. China, which comprises approximately seven percent of our total revenue, and the U.S., could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect Medtronic’s access to the markets. In addition, the tariffs imposed by the United States on many jurisdictions, including Mexico, Canada, the E.U. and other countries and regions in which we do business, increase uncertainties and associated risks on our global operations.
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
Disruptions in international markets and supporting financial services and uncertainty about economic conditions (for instance, resulting from credit scarcity, geopolitical risks and sovereign debt deterioration or default), have in the past caused periods of tightened credit availability and increased volatility in liquidity and borrowing terms. If these conditions were to recur or worsen, we may experience reduced demand for a number of our products. We also could experience reduced sales and profits due to delayed payments or the insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors who experience liquidity issues, including as a result of cybersecurity incidents impacting private and government health insurance payors. In addition, healthcare professional and staff strikes or other work stoppages have in the past and may in the future cause reduced demand for our products. As a result, our business, results of operations, financial condition, and cash flows could be adversely affected.
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

Table of Content
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
Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices are used. The continuing efforts of governmental authorities, insurance companies and other payors of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payors. If third-party payor payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost-containment measures that healthcare providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals, and GPOs and IDNs have also concentrated purchasing decisions for some customers, which has led to downward pricing pressure for medical device companies, including us.
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
Governance
The cybersecurity risk management program is led by the Chief Information Security Officer (CISO). Our CISO has over 29 years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. The CISO has held various executive level positions within Fortune 500 companies. Our CISO

Table of Content
reports to the Chief Information Officer (CIO), who leads the Global Information Technology (IT) organization and works closely with the Executive Committee to guide strategic direction and IT decisions to drive business outcomes.
Our Board of Directors is engaged in the Company’s ERM program and receives briefings on the outcomes of the ERM program and the steps the Company takes to mitigate risks that the program identifies. The Quality Committee of the Board oversees the Company’s cybersecurity strategies, systems, and controls to ensure reliability and prevent unauthorized access. The Audit Committee discusses policies with respect to risk assessment and risk management, including risks associated with the reliability and security of the Company’s information technology and security systems, and the steps management has undertaken to monitor and control such exposures. The Audit Committee receives regular updates on the Company’s cybersecurity risk management program from the CISO and CIO, and our procedures specify escalation of certain cybersecurity events to the Audit Committee chair and full Audit Committee.
Item 2. Properties
Medtronic's principal executive office is located in Ireland and is owned by the Company, while its main operational offices are located in the Minneapolis, Minnesota metropolitan area and are owned by the Company.
The Company's total manufacturing and research space is approximately 9.9 million square feet. Approximately 36 percent of the manufacturing and research facilities are owned by Medtronic and the remaining balance is leased. The Company’s largest manufacturing facilities are located in the U.S., Puerto Rico, Mexico, China, Ireland, Dominican Republic, Switzerland, France, and Italy. Many of these facilities serve more than one of our divisions and also perform research activities.
Medtronic also maintains sales and administrative offices outside the U.S. at approximately 110 locations in over 60 countries. A majority of these locations are leased. The Company is using substantially all of its currently available productive space to develop, manufacture, and market its products. The Company's facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
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

Table of Content
PART II
Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
The Company’s ordinary shares are listed on the New York Stock Exchange under the symbol “MDT.”
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/25/2025-2/21/2025	1,309,400	$90.76	1,309,400	$2,273,048,264
2/22/2025-3/28/2025	1,364,281	91.62	1,364,281	2,148,048,295
3/29/2025-4/25/2025	238,700	85.13	238,700	2,127,728,372
Total	2,912,381	$90.70	2,912,381	$2,127,728,372
In March 2024, the Company's Board of Directors authorized $5.0 billion for share repurchases. There is no specific time-period associated with these repurchase authorizations. For additional discussion, see Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On June 17, 2025, there were approximately 18,895 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled $0.70 per share for each quarter of fiscal year 2025 and $0.69 per share for each quarter of fiscal year 2024. On May 21, 2025, the Company announced an increase in Medtronic's cash dividends for the first quarter of fiscal year 2026, raising the amount to $0.71 per share.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 24, 2020 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2020	April 2021	April 2022	April 2023	April 2024	April 2025
Medtronic plc	$100.00	$134.80	$109.87	$98.97	$89.66	$97.82
S&P 500 Index	100.00	149.89	150.21	154.21	191.56	210.35
S&P 500 Health Care Equipment Index	100.00	132.61	123.71	131.43	135.04	148.62
For information on the Company's equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.

Table of Content
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
Dividends paid to U.S. residents will not be subject to Irish dividend withholding tax provided that:
•in the case of a beneficial owner of Medtronic shares held in the DTC, the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the Company’s qualifying intermediary; or
•in the case of a record owner, the record owner has provided to the Company’s transfer agent a valid U.S. Certification of Residence (Form 6166) or valid Irish Non-Resident Form V2.
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

Table of Content
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results for the fiscal year ended April 25, 2025 (fiscal year 2025) and the fiscal year ended April 26, 2024 (fiscal year 2024). A discussion on our results of operations for fiscal year 2024 as compared to the year ended April 28, 2023 (fiscal year 2023) is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 26, 2024, filed with the SEC on June 20, 2024, and is incorporated by reference into this Form 10-K. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 25, 2025 and April 26, 2024 and for fiscal years 2025, 2024, and 2023, which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Amounts reported in millions within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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

Table of Content
EXECUTIVE LEVEL OVERVIEW
The following is a summary of revenue, diluted earnings per share, and operating cash flow for fiscal years 2025 and 2024:

REVENUE

(in billions)

$33.5
$32.4
April 25, 2025
April 26, 2024

$33.5B
GAAP

Revenue increased due to growth in most businesses, including Cardiac Ablation Solutions, Cardiac Pacing Therapies, TAVR, Diabetes, Neuromodulation, Spine, and Advanced Energy with partially offsetting declines in Stapling.

DILUTED EPS

GAAP
Non-GAAP
$3.61
$5.49
$2.76
$5.20
April 25, 2025
April 26, 2024

$3.61
GAAP

$5.49
Non-GAAP

Diluted EPS increased $0.85 or 30.8% primarily due to an increase in net sales and decreases in impairments and other charges related to business exits and certain tax adjustments.

Non-GAAP Diluted EPS increased $0.29 or 5.6% primarily due to an increase in net sales and reduced share count partially offset by an increase in selling, general, and administrative expenses due to new product launches and commercialization activities.

OPERATING CASH FLOW

(in billions)

$7.0
$6.8
April 25, 2025
April 26, 2024

$7.0B
GAAP

Operating cash flow increased $0.2 billion primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in cash paid to suppliers, incentive payouts, and cash paid for taxes.

GAAP to Non-GAAP Reconciliations
The tables below present reconciliations of our Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2025 and 2024.

	Fiscal year ended April 25, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$5,628	$936	$4,662	$3.61	16.6%
Non-GAAP Adjustments:
Amortization of intangible assets (1)	1,807	335	1,471	1.14	18.5
Restructuring and associated costs (2)	303	65	238	0.18	21.5
Acquisition and divestiture-related items (3)	124	23	101	0.08	18.5
Certain litigation charges, net	317	68	249	0.19	21.5
(Gain)/loss on minority investments (4)	213	26	185	0.14	12.2
Medical device regulations (5)	52	10	42	0.03	19.2
Other (6)	90	20	70	0.05	22.2
Certain tax adjustments, net (7)	—	(62)	62	0.05	—
Non-GAAP	$8,533	$1,423	$7,079	$5.49	16.7%

Table of Content

	Fiscal year ended April 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$4,837	$1,133	$3,676	$2.76	23.4%
Non-GAAP Adjustments:
Amortization of intangible assets	1,693	258	1,435	1.08	15.2
Restructuring and associated costs (2)	389	66	323	0.24	17.0
Acquisition and divestiture-related items (8)	777	113	664	0.50	14.5
Certain litigation charges, net	149	31	118	0.09	20.8
(Gain)/loss on minority investments (4)	308	2	305	0.23	0.6
Medical device regulations (5)	119	22	97	0.07	18.5
Certain tax adjustments, net (9)	—	(299)	299	0.22	—
Non-GAAP	$8,273	$1,327	$6,918	$5.20	16.0%
(1)The Company recognized $151 million of accelerated amortization on certain intangible assets related to product line exits within the Cardiovascular Portfolio.
(2)Associated costs primarily include salaries and wages for employees supporting the restructuring activities, consulting expenses, asset write-offs, and for the fiscal year ended April 25, 2025, contract terminations.
(3)The charges primarily include exit of business-related charges, changes in fair value of contingent consideration, business combination costs, and gains related to certain business or asset sales.
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
(6)Reflects the recognition of incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
(7)Primarily relates to amortization of previously established deferred tax assets from intercompany intellectual property transactions.
(8)The charges predominantly include $439 million of charges related to the February 2024 decision to exit the Company's ventilator product line, which primarily includes long-lived intangible asset impairments and inventory write-downs. In addition, other charges primarily consist of changes in fair value of contingent consideration and associated costs related to the previously contemplated separation of the Patient Monitoring and Respiratory Interventions businesses.
(9)The net charge primarily relates to an income tax reserve adjustment associated with the June 2023, Israeli Central-Lod District Court decision and the establishment of a valuation allowance against certain net operating losses which were partially offset by a benefit from the change in a Swiss Cantonal tax rate associated with previously established deferred tax assets from intercompany intellectual property transactions and the step up in tax basis for Swiss Cantonal purposes.
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

	Fiscal Year
(in millions)	2025	2024
Net cash provided by operating activities	$7,044	$6,787
Additions to property, plant, and equipment	(1,859)	(1,587)
Free cash flow	$5,185	$5,200
Refer to the Summary of Cash Flows section for drivers of the change in cash provided by operating activities.

Table of Content
Macroeconomic Trends
Looking ahead, a number of macroeconomic and geopolitical factors could negatively impact our business, including without limitation:
•Competitive product launches and pricing pressure, geographic macroeconomic developments including changes in global trade policies and fluctuations in currency exchange rates, general price inflation, changes in interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, national and provincial tender pricing for certain products, particularly in China, replacement cycle challenges, and supply chain challenges from time to time.
•Recent developments in global trade policy have introduced new uncertainties for our business. During and subsequent to the reporting period, the U.S., China, and other jurisdictions imposed or proposed additional tariffs on imported goods. Based on current imposed or proposed rates as of May 21, 2025, we estimate the net tariff impact to be $200 million to $350 million in fiscal year 2026, with the majority recognized in the consolidated statements of income in the second half of the fiscal year. The lower end of the range assumes that the current U.S. (30%) and China (10%) tariffs persist, while the higher end of the range assumes tariffs revert to higher rates (U.S. 145%, China 125%) after the 90-day pause. The actual amount could vary based on changes in tariff rates, duration of tariffs, scope of tariffs, and potential countermeasures or mitigation actions. The impact of the tariffs on the financial results for fiscal year 2025 were not material. While we are taking proactive steps to mitigate the effects of these tariffs, the evolving nature of international trade policy continues to present a risk to our cost structure and financial performance. Further escalation or expansion of trade barriers could have a material adverse effect on our results of operations.
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in fiscal year 2025, including on accounts receivable and inventory reserves, was not material. For fiscal year 2025, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets.
•Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial and operational impact of the conflict in fiscal year 2025, including on accounts receivable and inventory reserves, was not material. As of April 25, 2025, the Company had 6 facilities and approximately 1,500 employees in Israel. For fiscal year 2025, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.
NET SALES
Starting in the first quarter of fiscal year 2025, the Company combined the non-U.S. developed markets and the emerging markets into an international market geography. Prior period net sales have been recast to conform to the new presentation. The charts below illustrate the percent of net sales by segment for fiscal years 2025 and 2024:

Table of Content
The table below includes net sales by segment and division and market geography for fiscal years 2025 and 2024:

	Net Sales by Fiscal Year		Percent Change
(in millions)	2025	2024
Cardiac Rhythm & Heart Failure	$6,392	$5,995	7%
Structural Heart & Aortic	3,554	3,358	6
Coronary & Peripheral Vascular	2,535	2,478	2
Cardiovascular	12,481	11,831	5
Cranial & Spinal Technologies	4,973	4,756	5
Specialty Therapies	2,940	2,905	1
Neuromodulation	1,932	1,746	11
Neuroscience	9,846	9,406	5
Surgical & Endoscopy	6,498	6,508	—
Acute Care & Monitoring	1,909	1,908	—
Medical Surgical	8,407	8,417	—
Diabetes	2,755	2,488	11
Reportable segment net sales	33,489	32,142	4
Other operating segment(1)	137	221	(38)
Other adjustments(2)	(90)	—	100
Total net sales	$33,537	$32,364	4%

	U.S.			International
(in millions)	Fiscal Year 2025	Fiscal Year 2024	% Change	Fiscal Year 2025	Fiscal Year 2024	% Change
Cardiovascular	$5,804	$5,597	4%	$6,677	$6,234	7%
Neuroscience	6,713	6,305	6	3,133	3,101	1
Medical Surgical	3,664	3,717	(1)	4,744	4,700	1
Diabetes	923	852	8	1,832	1,636	12
Reportable segment net sales	17,104	16,471	4	16,386	15,671	5
Other operating segment(1)	68	91	(25)	70	131	(47)
Other adjustments(2)	—	—	—	(90)	—	100
Total net sales	$17,171	$16,562	4%	$16,365	$15,802	4%
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
The increase in net sales for fiscal year 2025 was driven by growth in most businesses, including strong growth in Cardiac Ablation Solutions, Cardiac Pacing Therapies, TAVR, Diabetes, Neuromodulation, Spine, and Advanced Energy. The net sales increase was partially offset by declines in Stapling and a $90 million incremental Italian payback accrual resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products, and renal denervation systems for the treatment of hypertension. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for fiscal year 2025 were $12.5 billion, an increase of 5 percent as compared to fiscal year 2024. The net sales increase was primarily due to the strong performance of Cardiac Ablation Solutions, Cardiac Rhythm Management, Structural Heart, and Cardiac Surgery.

Table of Content
The charts below illustrate the percent of Cardiovascular net sales by division for fiscal years 2025 and 2024:
Cardiac Rhythm & Heart Failure (CRHF) net sales increased 7 percent in fiscal year 2025 as compared to fiscal year 2024. The net sales increase was driven by growth in Micra transcatheter pacing systems, Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system, and TYRX, partially offset by declines in CRT-Ds. Cardiac Ablation Solutions experienced strong growth in PulseSelect and Affera Sphere-9 pulsed field ablation with partially offsetting declines in cryoablation.
Structural Heart & Aortic (SHA) net sales increased 6 percent in fiscal year 2025 as compared to fiscal year 2024. The net sales increase was driven by continued growth in Structural Heart from adoption of Evolut FX+ TAVR system and in Cardiac Surgery driven by growth in Perfusion and Surgical Valves.
Coronary & Peripheral Vascular (CPV) net sales increased 2 percent in fiscal year 2025 as compared to fiscal year 2024. The net sales increase was driven by growth in Coronary and Renal Denervation led by guide catheters, balloons, and the Symplicity Spyral renal denervation system, partially offset by a decline in stents and impacts from tender pricing in China in Peripheral Vascular Health.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview section, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued global penetration of our Micra transcatheter pacing portfolio.
•Continued acceptance and growth from the Azure XT and Azure S SureScan pacing systems and the 3830 lead.
•Global adoption of Aurora EV-ICD.
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

Table of Content
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
•Continued acceptance and growth of the Onyx Frontier drug-eluting stent (DES) platform. Onyx Frontier is a DES that introduces an enhanced delivery system and is used for complex percutaneous coronary intervention (PCI).
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for fiscal year 2025 were $9.8 billion, an increase of 5 percent as compared to fiscal year 2024. The net sales increase was primarily due to growth in Neuromodulation, Spine and Biologics, and Neurosurgery.
The charts below illustrate the percent of Neuroscience net sales by division for fiscal years 2025 and 2024:
Cranial & Spinal Technologies (CST) net sales for fiscal year 2025 increased 5 percent as compared to fiscal year 2024. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine, Biologics, and Neurosurgery.
Specialty Therapies (Specialty) net sales for fiscal year 2025 increased 1 percent as compared to fiscal year 2024. The net sales increase was driven by growth on continued adoption of the Interstim X system and ENT, partially offset by impacts from tender pricing in China in Neurovascular.

Table of Content
Neuromodulation (NM) net sales for fiscal year 2025 increased 11 percent as compared to fiscal year 2024. The net sales increase was driven by growth in Pain Stimulation due to the continued launch of the Inceptiv closed-loop spinal cord stimulator, Brain Modulation driven by the Percept RC deep brain neurostimulator, and Interventional.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview section, looking ahead we expect Neuroscience could be affected by the following:
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
•Continued growth of commercially available Pipeline Embolization Devices, endovascular treatments for large or giant wide-necked brain aneurysms.
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
•Continued acceptance and growth of our Percept family of deep brain stimulation (DBS) devices with proprietary BrainSense technology for objectifying and personalizing the treatment of Parkinson's Disease, epilepsy, and other movement disorders. In August 2024, the U.S. FDA approved Asleep DBS surgery for people with Parkinson's and people with essential tremor. BrainSense Adaptive DBS and BrainSense Electrode Identifier received CE Mark in January 2025 and U.S. FDA approval in February 2025.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include the hemorrhagic stroke intravascular device, our next-generation spine enabling technologies, and the percutaneous tibial neuromodulation system.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical’s net sales for fiscal year 2025 were $8.4 billion, flat as compared to fiscal year 2024, with performance outlined below.

Table of Content
The charts below illustrate the percent of Medical Surgical net sales by division for fiscal years 2025 and 2024:

Surgical & Endoscopy (SE) net sales for fiscal year 2025 were flat as compared to fiscal year 2024. Net sales were impacted by declines in Stapling, due to U.S. bariatric segment declines and continued shifts to robotic surgery, and Endoscopy. Partially offsetting these declines was strong growth in Advanced Energy, due to continued adoption of LigaSure vessel sealing technology.
Acute Care & Monitoring (ACM) net sales for fiscal year 2025 were flat as compared to fiscal year 2024. Net sales were impacted by growth of the BIS Advance monitoring system offset by declines in Medtronic Care Management Services.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview section, looking ahead we expect Medical Surgical could be affected by the following:
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
•Global adoption of robotic-assisted surgery and the safe and effective use of the Hugo robotic assisted surgery (RAS) system, including system reliability and acceptability, for urologic, bariatric, gynecologic, hernia, and general surgery procedures. This

Table of Content
includes continued integration and adoption of Touch Surgery Enterprise with the first artificial intelligence powered surgical videos and analytics platform to make it easier to train and discover new techniques within the robotics platform. The Hugo RAS system, which received CE Mark in October 2021, as well as secured additional regulatory approvals outside the U.S., is designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per procedure cost.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., the adoption of AI in Endoscopy and Digital Surgical Technologies, Signia powered stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for fiscal year 2025 were $2.8 billion, an increase of 11 percent as compared to fiscal year 2024. The increase in net sales was primarily driven by strong U.S growth as a result of the continued adoption of the MiniMed 780G automated insulated delivery (AID) system, and strong international growth in CGM systems from increased attachment rates and adoption of Simplera Sync.
In addition to the macro-economic and geopolitical factors described in the Executive Level Overview section, looking ahead we expect Diabetes could be affected by the following:
•The pending separation of the Diabetes business from the Company. In May 2025, the Company announced its intent to separate the Diabetes Operating Unit into a new standalone company, and its expectation to complete the separation within 18 months from the announcement date.
•Continued acceptance and growth for the MiniMed 780G insulin pump system, which is powered by SmartGuard technology and features the added benefits of meal detection technology that automatically adjusts and corrects sugar levels every five minutes. The global adoption of our AID systems has resulted in strong sensor attachment rates. The MiniMed 780G insulin pump system with the Guardian 4 Sensor is available in the U.S., and the MiniMed 780G insulin pump system with Simplera Sync received U.S. FDA approval in April 2025 and CE Mark in early January 2024.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval, manufacture and commercialize the products within our pipeline, including our partnership with Abbott to expand CGM options for people living with diabetes, our next generation insulin delivery options, as well as expanded labeling in Type 2 diabetes, and fast acting insulins.

Table of Content
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:
Cost of Products Sold Cost of products sold for fiscal year 2025 was $11.6 billion as compared to $11.2 billion for fiscal year 2024. Cost of products sold as a percentage of net sales was flat as compared to the prior fiscal year. Cost of products sold increased primarily driven by increases in net sales and unfavorable currency impact partially offset by lower costs for quality remediation and excess and obsolete inventory charges. Fiscal year 2024 included $70 million of inventory write-downs associated with our February 2024 decision to exit our ventilator product line. For additional information about the ventilator inventory write-down, refer to Note 3 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Looking ahead, we anticipate incurring additional costs related to current imposed and proposed tariffs. Refer to the Executive Level Overview section for further information.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for fiscal years 2025 and 2024 was $2.7 billion.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, certain acquisition and divestiture-related costs, and restructuring associated expenses. Selling, general, and administrative expense for fiscal year 2025 was $10.8 billion as compared to $10.7 billion for fiscal year 2024. The increase in selling, general, and administrative expense is primarily due to new product launches and commercialization activities.
The following is a summary of other costs and expenses (income):

	Fiscal Year
(in millions)	2025	2024
Amortization of intangible assets	$1,807	$1,693
Restructuring charges, net	267	226
Certain litigation charges, net	317	149
Other operating (income) expense, net	(23)	464
Other non-operating income, net	(402)	(412)
Interest expense, net	729	719
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of customer relationships, purchased technology and patents, trademarks, tradenames, and other intangible assets.

Table of Content
Amortization of intangible assets for fiscal year 2025 includes $151 million of accelerated amortization on certain intangible assets related to product line exits within the Cardiovascular Portfolio.
Restructuring Charges, Net In fiscal years 2025 and 2024, restructuring costs primarily related to cost reduction initiatives, which predominantly included employee termination benefits, facility consolidations, and asset write-downs, and specifically for fiscal year 2025, contract terminations.
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
For fiscal year 2025, the change in other operating (income) expense, net was largely driven by a decrease in acquisition and divestiture-related expenses as well as insignificant gains from certain business or asset sales in the Cardiovascular and Neuroscience Portfolios during fiscal year 2025. In fiscal year 2024, acquisition and divestiture-related expenses included $369 million of charges related to the Company's decision to exit the ventilator product line, which primarily included intangible asset impairments of $295 million and other charges for contract cancellation costs and severance. In addition, the change in fair value of contingent consideration for fiscal year 2025 was $42 million of expense as compared to $156 million of expense for fiscal year 2024.
The change in other operating (income) expense, net was partially offset by the net impact of currency remeasurement and our hedging programs. The currency impact for fiscal year 2025 was a net loss of $3 million as compared to a net gain of $68 million in fiscal year 2024.
Additional information on the charges associated with the ventilator product line exit is described in Note 3 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities and our global liquidity structures.
Interest income was $511 million and $597 million for fiscal year 2025 and 2024, respectively. Income from the non-service component of net periodic pension and postretirement benefit cost was $107 million and $124 million for fiscal year 2025 and 2024, respectively. Net losses on minority investments were $213 million and $308 million for fiscal year 2025 and 2024, respectively.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, global liquidity structures, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
The increase in interest expense, net was primarily driven by the €3.0 billion debt issuance in June 2024, partially offset by lower borrowing balances in our global liquidity structures.

Table of Content
INCOME TAXES

	Fiscal Year
(in millions)	2025	2024
Income tax provision	$936	$1,133
Income before income taxes	5,628	4,837
Effective tax rate	16.6%	23.4%

Non-GAAP income tax provision	$1,423	$1,327
Non-GAAP income before income taxes	8,533	8,273
Non-GAAP Nominal Tax Rate	16.7%	16.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	0.1%	(7.4)%
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Model Rules. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two Model Rules, which were effective for Medtronic in fiscal year 2025.
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office in June 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during fiscal year 2024 and filed an appeal with the Supreme Court of Israel.
Our effective tax rate for fiscal year 2025 was 16.6 percent, as compared to 23.4 percent in fiscal year 2024. The decrease in our effective tax rate was primarily attributable to the establishment of a valuation allowance on certain net operating losses and an income tax reserve adjustment made in fiscal year 2024 associated with the Ventor court decision noted above, which was partially offset by the Swiss Cantonal tax rate change on previously recorded deferred tax assets in fiscal year 2024 and the implementation of the Pillar Two Model Rules noted above in fiscal year 2025.
Our Non-GAAP Nominal Tax Rate for fiscal year 2025 was 16.7 percent, as compared to 16.0 percent in fiscal year 2024. The change in our Non-GAAP Nominal Tax Rate was primarily due to the implementation of the Pillar Two Model Rules and year-over-year changes in operational results by jurisdiction.
During fiscal years 2025 and 2024, operational tax costs were not significant.
An increase in our Non-GAAP Nominal Tax Rate of one percent would result in an additional income tax provision for fiscal years 2025 and 2024 of approximately $85 million and $83 million, respectively.
Certain Tax Adjustments
During fiscal year 2025, the cost from certain tax adjustments of $62 million, recognized in income tax provision in the consolidated statements of income, included amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
During fiscal year 2024, the net cost from certain tax adjustments of $299 million, recognized in income tax provision in the consolidated statements of income, included the following:
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

Table of Content
Certain tax adjustments will affect the comparability of our operating results between periods. Therefore, we consider these Non-GAAP Adjustments. Refer to the "Executive Level Overview" section of this Management's Discussion and Analysis for further discussion of these adjustments.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of April 25, 2025 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2025	2024
Cash provided by (used in):
Operating activities	$7,044	$6,787
Investing activities	(1,937)	(2,366)
Financing activities	(4,361)	(4,450)
Effect of exchange rate changes on cash and cash equivalents	188	(230)
Net change in cash and cash equivalents	$934	$(259)

Operating Activities The $257 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in cash paid to vendors, annual incentive payouts, and cash paid for taxes.
Investing Activities The $429 million decrease in net cash used was primarily attributable to an increase in net sales and maturities of investments of $576 million and decrease in cash paid for acquisitions of $113 million, partially offset by an increase in net additions to property, plant, and equipment of $272 million. For more information on the acquisitions, refer to Note 3 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Financing Activities There was an $89 million decrease in net cash used compared to the prior fiscal year. In the current period, there was a decrease in total short-term borrowings of $1.1 billion, compared to an increase of $1.1 billion in the prior year. Additionally, in June 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion, which was partially offset by an $873 million increase in net share repurchases during fiscal year 2025. For more information on Senior Notes issued, refer to the Debt and Capital section below.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at April 25, 2025 was $28.5 billion, as compared to $25.0 billion at April 26, 2024. The increase in total debt was primarily driven by issuance of Euro-denominated Senior Notes and fluctuations in exchange rates.
In June 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal year 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.

Table of Content
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2019, the Company's Board of Directors authorized $6.0 billion for repurchase of the Company's ordinary shares. In March 2024, the Company's Board of Directors authorized an additional $5.0 billion for repurchase of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2025 and 2024, the Company repurchased a total of 38 million and 25 million shares, respectively, under this program at an average price of $83.36 and $83.04, respectively. At April 25, 2025, we had approximately $2.1 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 6 of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 25, 2025 included $2.2 billion of cash and cash equivalents and $6.7 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 5 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At April 25, 2025 and April 26, 2024, we had no and $1.1 billion of commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2029. At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At April 25, 2025 and April 26, 2024, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 25, 2025	April 26, 2024
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at April 25, 2025 were unchanged as compared to the ratings at April 26, 2024. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.

Table of Content
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
Presented below is a summary of our off-balance sheet contractual obligations and other minimum commercial commitments at April 25, 2025, as well as long-term contractual obligations reflected in the balance sheet at April 25, 2025.

	Maturity by Fiscal Year
(in millions)	Total	2026	2027	2028	2029	2030	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Commitments to fund minority investments, milestone payments, and royalty obligations(1)	$163	$88	$38	$34	$4	$—	$—
Interest payments(2)	8,538	639	622	602	616	578	5,481
Other(3)	1,605	486	364	277	210	178	89
Contractual obligations reflected in the balance sheet(4):
Debt obligations(5)	$28,691	$2,874	$1,721	$1,006	$2,290	$977	$19,824
Operating leases	1,294	218	199	155	119	100	503
Contingent consideration(6)	81	31	36	12	2	—	—
Tax obligations(7)	550	550	—	—	—	—	—
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

Table of Content
Additionally, we have entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, "Blackstone") to receive funding related to the development of certain products, which may give rise to potential regulatory or commercialization milestone payments and royalties based on a percentage of sales of such products. Payments under these agreements generally become due and payable only upon the achievement of certain development, regulatory and/or commercialization milestones or relevant product sales, which may span several years and which may never occur. These contractual obligations are not included within the table above. Refer to Note 3 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional information.
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
ACQUISITIONS AND DISPOSITIONS
Information regarding acquisitions and disposition activity is included in Note 3 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" within this Annual Report on Form 10-K. In May 2025, we announced our intent to separate the Diabetes business, with the intention to create a new independent, publicly traded company. The separation is expected to be completed within 18 months of the initial announcement.
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
Our critical accounting estimates include the following:
Revenue Recognition Revenue recognition on our products varies depending on the amount of consideration we ultimately receive due to return terms, sales rebates, chargebacks, discounts, and other incentives, which are accounted for as variable consideration. The estimate of variable consideration for rebates and distributor chargebacks is considered critical due to the materiality of the balances and use of estimates. Estimates for rebates are based on sales terms, historical experience, and trend analysis. The Company considers the lag time between the point of sale and payment of the rebate claim, the stated rebate rates, and other relevant information to estimate rebates.
Revenue adjustments related to distributor chargebacks are the difference between distributor sales price and the end-customer negotiated price. A provision for outstanding chargebacks is recorded when we recognize revenue from our sale to the distributor and requires estimates for the distributor chargeback rate, expected sell-through levels by the distributors to contracted customers, as well as estimated distributor inventory levels.
At April 25, 2025 and April 26, 2024, there were $1.7 billion and $1.6 billion of rebates and chargebacks recorded in the consolidated balance sheets, respectively. During fiscal year 2025, adjustments to rebate and chargebacks recorded in prior periods were not material.
Litigation Contingencies We are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder-related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. The outcomes of legal actions are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines, or punitive damages, or could result in a change in business practice. We base our judgments on the best information

Table of Content
available at the time. Our estimates related to our legal and product liability accruals may change as additional information becomes available to us, including information related to the nature or existence of claims against us, trial court or appellate proceedings, and mediation, arbitration or settlement proceedings. Any revision of our estimates of potential liability could have a material impact on our financial position and operating results. Our significant legal proceedings are discussed in Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
We have four goodwill reporting units with goodwill assigned to them. We assess the impairment of goodwill at the reporting unit level annually as of the first day of the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment of goodwill requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. We estimated the fair value of these reporting units using the income and the market approaches, weighted 50 percent each. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized revenue and earnings multiples using comparable public company information, which uses valuation indicators determined from other businesses that are similar to our reporting unit. We use estimates that are consistent with the highest and best use of the assets based on a market participant's view of the assets being evaluated.
The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue, projected earnings, projected future cash flows, and discount rate. Our forecast of future cash flows is based on estimates of projected revenue and projected earnings, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve our earnings. The fair value of the reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected earnings, and discount rate used to evaluate the fair value of the reporting unit.
The following table highlights the sensitivities of the most critical assumptions used in the goodwill impairment test as of the date of our annual testing:

Assumption:
Approximate % by which the fair value exceeds the carrying value based on annual impairment test	20% - 312%
Approximate % by which the fair value exceeds the carrying value if the discount rate was to increase 1%	12% - 282%
Approximate % by which the fair value exceeds the carrying value if the future cash flows in the income approach and revenue and earnings in the market approach were to decrease by 5%	13% - 290%
Although we believe our estimate of fair value is reasonable, actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Table of Content
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the fiscal year ended April 25, 2025 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for the fiscal year ended April 25, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$3,218	$—
Operating loss	(43)	(57)
Loss before income taxes	(719)	(15)
Net loss attributable to Medtronic	(622)	(12)
The summarized balance sheet information for the fiscal year ended April 25, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$18,268	$4,799
Total noncurrent assets(4)	11,356	5,207
Total current liabilities(5)	21,099	7,625
Total noncurrent liabilities(6)	38,903	25,403
Noncontrolling interests	232	232

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
(3)Includes receivables due from non-guarantor subsidiaries of $14.2 billion and $1.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $5.2 billion and $5.2 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $16.0 billion and $4.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $11.3 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

Table of Content
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 25, 2025 and April 26, 2024 was $23.6 billion and $23.7 billion, respectively. At April 25, 2025, these contracts were in a net unrealized loss position of $68 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 25, 2025 and April 26, 2024 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.6 billion and $1.7 billion, respectively. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 25, 2025 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at April 25, 2025 and April 26, 2024, indicates that the fair value of these instruments would correspondingly change by $74 million and $64 million, respectively.

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

Table of Content
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Medtronic plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the "Company") as of April 25, 2025 and April 26, 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended April 25, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 25, 2025 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of April 25, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 25, 2025 and April 26, 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 25, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Table of Content
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
Income Tax Reserve for the Uncertain Tax Position Related to Puerto Rico Manufacturing
As described in Notes 13 and 18 to the consolidated financial statements, management records reserves for uncertain tax positions related to unresolved matters with the Internal Revenue Service (IRS) and other taxing authorities. A remaining unresolved issue with the IRS relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's manufacturing sites. These reserves are subject to a high degree of estimation and management judgment. Total reserves relating to uncertain tax positions as of April 25, 2025 were $2.902 billion, of which the Puerto Rico manufacturing reserve makes up a significant portion.
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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 20, 2025

We have served as the Company’s auditor since 1963.

Table of Content
Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2025	2024	2023
Net sales	$33,537	$32,364	$31,227
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	11,632	11,216	10,719
Research and development expense	2,732	2,735	2,696
Selling, general, and administrative expense	10,849	10,736	10,415
Amortization of intangible assets	1,807	1,693	1,698
Restructuring charges, net	267	226	375
Certain litigation charges, net	317	149	(30)
Other operating (income) expense, net	(23)	464	(131)
Operating profit	5,955	5,144	5,485
Other non-operating income, net	(402)	(412)	(515)
Interest expense, net	729	719	636
Income before income taxes	5,628	4,837	5,364
Income tax provision	936	1,133	1,580
Net income	4,691	3,705	3,784
Net income attributable to noncontrolling interests	(29)	(28)	(26)
Net income attributable to Medtronic	$4,662	$3,676	$3,758
Basic earnings per share	$3.63	$2.77	$2.83
Diluted earnings per share	$3.61	$2.76	$2.82
Basic weighted average shares outstanding	1,285.6	1,327.7	1,329.8
Diluted weighted average shares outstanding	1,289.9	1,330.2	1,332.8
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2025	2024	2023
Net income	$4,691	$3,705	$3,784

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	149	46	(49)
Translation adjustment	853	(848)	(240)
Net investment hedges	(1,474)	633	(596)
Net change in retirement obligations	(110)	212	32
Unrealized (loss) gain on cash flow hedges	(381)	136	(381)
Other comprehensive (loss) income	(964)	178	(1,234)
Comprehensive income including noncontrolling interests	3,727	3,883	2,549
Comprehensive income attributable to noncontrolling interests	(31)	(27)	(26)
Comprehensive income attributable to Medtronic	$3,696	$3,856	$2,524
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
Medtronic plc
Consolidated Balance Sheets

(in millions, except share amounts)	April 25, 2025	April 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,218	$1,284
Investments	6,747	6,721
Accounts receivable, less allowances and credit losses of $199 and $173, respectively	6,515	6,128
Inventories	5,476	5,217
Other current assets	2,858	2,584
Total current assets	23,814	21,935
Property, plant, and equipment, net	6,837	6,131
Goodwill	41,737	40,986
Other intangible assets, net	11,667	13,225
Tax assets	4,040	3,657
Other assets	3,584	4,047
Total assets	$91,680	$89,981
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$2,874	$1,092
Accounts payable	2,449	2,410
Accrued compensation	2,514	2,375
Accrued income taxes	1,358	1,330
Other accrued expenses	3,683	3,582
Total current liabilities	12,879	10,789
Long-term debt	25,642	23,932
Accrued compensation and retirement benefits	1,158	1,101
Accrued income taxes	1,574	1,859
Deferred tax liabilities	403	515
Other liabilities	1,769	1,365
Total liabilities	43,424	39,561
Commitments and contingencies (Notes 3, 16, and 18)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,281,934,628 and 1,311,337,531 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,833	23,129
Retained earnings	31,476	30,403
Accumulated other comprehensive loss	(4,284)	(3,318)
Total shareholders’ equity	48,024	50,214
Noncontrolling interests	232	206
Total equity	48,256	50,420
Total liabilities and equity	$91,680	$89,981
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions, except per share data)	Number	Par Value
April 29, 2022	1,331	$—	$24,566	$30,250	$(2,265)	$52,551	$171	$52,722
Net income	—	—	—	3,758	—	3,758	26	3,784
Other comprehensive loss	—	—	—	—	(1,234)	(1,234)	—	(1,234)
Dividends to shareholders ($2.72 per ordinary share)	—	—	—	(3,616)	—	(3,616)	—	(3,616)
Issuance of shares under stock purchase and award plans	6	—	236	—	—	236	—	236
Repurchase of ordinary shares	(6)	—	(571)	—	—	(571)	—	(571)
Stock-based compensation	—	—	355	—	—	355	—	355
Changes to noncontrolling ownership interests	—	—	5	—	—	5	(15)	(10)
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	3,676	—	3,676	28	3,705
Other comprehensive income (loss)	—	—	—	—	180	180	(2)	178
Dividends to shareholders ($2.76 per ordinary share)	—	—	—	(3,666)	—	(3,666)	—	(3,666)
Issuance of shares under stock purchase and award plans	6	—	231	—	—	231	—	231
Repurchase of ordinary shares	(25)	—	(2,084)	—	—	(2,084)	—	(2,084)
Stock-based compensation	—	—	393	—	—	393	—	393
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(2)	(2)
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	4,662	—	4,662	29	4,691
Other comprehensive (loss) income	—	—	—	—	(966)	(966)	2	(964)
Dividends to shareholders ($2.80 per ordinary share)	—	—	—	(3,589)	—	(3,589)	—	(3,589)
Issuance of shares under stock purchase and award plans	9	—	440	—	—	440	—	440
Repurchase of ordinary shares	(38)	—	(3,166)	—	—	(3,166)	—	(3,166)
Stock-based compensation	—	—	429	—	—	429	—	429
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(6)	(6)
April 25, 2025	1,282	$—	$20,833	$31,476	$(4,284)	$48,024	$232	$48,256
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2025	2024	2023
Operating Activities:
Net income	$4,691	$3,705	$3,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,861	2,647	2,697
Provision for credit losses	123	90	73
Deferred income taxes	(316)	(508)	(226)
Stock-based compensation	429	393	355
Loss on debt extinguishment	—	—	53
Asset impairments and related inventory write-downs	—	371	—
Other, net	310	573	270
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(433)	(391)	(576)
Inventories	(292)	(139)	(939)
Accounts payable and accrued liabilities	209	391	696
Other operating assets and liabilities	(538)	(345)	(148)
Net cash provided by operating activities	7,044	6,787	6,039
Investing Activities:
Acquisitions, net of cash acquired	(98)	(211)	(1,867)
Additions to property, plant, and equipment	(1,859)	(1,587)	(1,459)
Purchases of investments	(8,226)	(7,748)	(7,514)
Sales and maturities of investments	8,495	7,441	7,343
Other investing activities, net	(249)	(261)	4
Net cash used in investing activities	(1,937)	(2,366)	(3,493)
Financing Activities:
Change in current debt obligations, net	(1,070)	1,073	—
Proceeds from short-term borrowings (maturities greater than 90 days)	—	—	2,284
Repayments from short-term borrowings (maturities greater than 90 days)	—	—	(2,279)
Issuance of long-term debt	3,209	—	5,409
Payments on long-term debt	—	—	(6,012)
Dividends to shareholders	(3,589)	(3,666)	(3,616)
Issuance of ordinary shares	508	284	308
Repurchase of ordinary shares	(3,235)	(2,138)	(645)
Other financing activities	(184)	(3)	(409)
Net cash used in financing activities	(4,361)	(4,450)	(4,960)
Effect of exchange rate changes on cash and cash equivalents	188	(230)	243
Net change in cash and cash equivalents	934	(259)	(2,171)
Cash and cash equivalents at beginning of period	1,284	1,543	3,714
Cash and cash equivalents at end of period	$2,218	$1,284	$1,543
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,819	$1,622	$1,548
Interest	762	826	606
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic or the Company) is the leading global healthcare technology company – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies to serve healthcare systems, physicians, clinicians, and patients. Medtronic was founded in 1949 and is headquartered in Galway, Ireland. In May 2025, the Company announced its intent to separate the Diabetes business, with the intention to create a new independent, publicly traded company. The separation is expected to be completed within 18 months of the initial announcement.
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
Use of Estimates The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for items such as income taxes, contingencies, goodwill, intangible assets, equity investments, and liability valuations. Actual results may or may not differ from those estimates.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 25, 2025 and April 26, 2024 and for each of the three fiscal years ended April 25, 2025 (fiscal year 2025), April 26, 2024 (fiscal year 2024), and April 28, 2023 (fiscal year 2023).
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
Property, Plant, and Equipment Property, plant, and equipment is stated at cost and depreciated over the useful lives of the assets using the straight-line method. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of asset groupings may not be recoverable. The cost of interest that is incurred in connection with significant ongoing construction projects is capitalized using a weighted average interest rate. These costs are included in property, plant, and equipment and amortized over the useful life of the related asset. Upon retirement or disposal of property, plant, and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds, is recognized in earnings.
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
When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company compares the asset group's carrying value to its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The fair value of an asset group is estimated by utilizing a discounted cash flow analysis.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Retirement Benefit Plan Assumptions The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. Refer to Note 15 for assumptions used in determining pension and post-retirement benefit costs and liabilities.
Derivatives The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with authoritative guidance on derivatives and hedging, and presents assets and liabilities associated with derivative financial instruments on a gross basis in the consolidated financial statements. For derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or hedges of net investments, based upon the exposure being hedged. See Note 7 for more information on the Company's derivative instruments and hedging programs.
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
Financial assets that are classified as Level 1 securities include highly liquid government bonds within U.S. government and agency securities, mutual funds, short-term investments, and equity securities for which quoted market prices are available. In addition, the Company classifies currency exchange rate contracts as Level 1 since they are valued using quoted market prices in active markets which have identical assets or liabilities.
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, government and agency securities, other asset-backed securities, and mortgage-backed securities whose value is determined using inputs that are observable in the market or may be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, total return swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Revenue Recognition The Company primarily sells its products through direct sales representatives and independent distributors. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals and royalty and intellectual property arrangements. The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives and independent distributors, control is typically transferred upon shipment or upon delivery, based on the contract terms and legal requirements. For certain of our capital equipment, control is transferred upon installation. For consignment inventory, control is transferred when the product is used or implanted. Payment terms vary depending on the country of sale, type of customer, and type of product.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $322 million, $341 million, and $351 million in fiscal years 2025, 2024, and 2023, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.
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
Income Taxes The Company has deferred taxes that arise as a result of the different treatment of transactions for U.S. GAAP and income tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that may be used as a tax deduction or credit in a tax return in future years for which the Company has already recognized the tax benefit in the consolidated statements of income. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of income. See Note 13 for more information on the Company's uncertain tax positions and tax policies.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Other Operating (Income) Expense, Net Other operating (income) expense, net primarily includes royalty expense, currency remeasurement and derivative gains and losses, changes in fair value of contingent consideration, certain acquisition and divestiture-related items, income from funded research and development arrangements, Puerto Rico excise taxes, and commitments to the Medtronic Foundation and Medtronic LABS.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and post-retirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities and our global liquidity structures.
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
Recently Adopted Accounting Standards
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this guidance on April 29, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but did require additional disclosures. Refer to Note 6 for additional information.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Improvements to Segment Reporting (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company retrospectively adopted this guidance beginning in the fourth quarter of fiscal year 2025. The adoption of this standard did not have a material impact on the Company's consolidated financial statements but did require additional disclosures. Refer to Note 19 for additional information.
Not Yet Adopted Accounting Standards
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The table below illustrates net sales by segment and division and by market geography for fiscal years 2025, 2024, and 2023. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	Worldwide
	Fiscal year
(in millions)	2025	2024	2023
Cardiac Rhythm & Heart Failure	$6,392	$5,995	$5,783
Structural Heart & Aortic	3,554	3,358	3,363
Coronary & Peripheral Vascular	2,535	2,478	2,375
Cardiovascular	12,481	11,831	11,522
Cranial & Spinal Technologies	4,973	4,756	4,451
Specialty Therapies	2,940	2,905	2,815
Neuromodulation	1,932	1,746	1,693
Neuroscience	9,846	9,406	8,959
Surgical & Endoscopy	6,498	6,508	6,152
Acute Care & Monitoring	1,909	1,908	1,837
Medical Surgical	8,407	8,417	7,989
Diabetes	2,755	2,488	2,262
Reportable segment net sales	33,489	32,142	30,731
Other operating segment(1)	137	221	495
Other adjustments(2)	(90)	—	—
Total net sales	$33,537	$32,364	$31,227

	U.S.			International
	Fiscal year
(in millions)	2025	2024	2023	2025	2024	2023
Cardiovascular	$5,804	$5,597	$5,796	$6,677	$6,234	$5,725
Neuroscience	6,713	6,305	6,018	3,133	3,101	2,941
Medical Surgical	3,664	3,717	3,549	4,744	4,700	4,440
Diabetes	923	852	849	1,832	1,636	1,413
Reportable segment net sales	17,104	16,471	16,212	16,386	15,671	14,519
Other operating segment(1)	68	91	160	70	131	335
Other adjustments(2)	—	—	—	(90)	—	—
Total net sales	$17,171	$16,562	$16,373	$16,365	$15,802	$14,854
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
The amount of revenue recognized is reduced by sales rebates and returns. Adjustments to rebates and returns reserves are recorded as increases or decreases to revenue. At April 25, 2025, $983 million of rebates were classified as other accrued expenses, and $680 million of reba

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

tes were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 26, 2024, $1.0 billion of rebates were classified as other accrued expenses, and $574 million of rebates were classified as a reduction of accounts receivable in the consolidated balance sheet. During fiscal year 2025, adjustments to rebate and return reserves recorded in prior periods were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 25, 2025 and April 26, 2024 was $446 million and $453 million, respectively. At April 25, 2025 and April 26, 2024, $354 million and $352 million was included in other accrued expenses, respectively, and $92 million and $101 million was included in other liabilities, respectively. During the fiscal year ended April 25, 2025, the Company recognized $320 million of revenue that was included in deferred revenue as of April 26, 2024. During the fiscal year ended April 26, 2024, the Company recognized $324 million of revenue that was included in deferred revenue at April 28, 2023.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At April 25, 2025, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.3 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
3. Acquisitions, Dispositions, and Funded Research and Development Arrangements
Acquisition Activity
The Company had acquisitions during fiscal years 2025 and 2024 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired. The results of operations of acquired businesses and the pro forma impact of the acquisitions during fiscal years 2025 and 2024 was not significant, either individually or in the aggregate, to the consolidated results of the Company. Purchase price allocation adjustments for fiscal years 2025 and 2024 business combinations were not significant.
Fiscal Year 2025
The acquisition date fair value of net assets acquired during fiscal year 2025 was $128 million, consisting of $159 million of assets acquired and $31 million of liabilities assumed. Based on preliminary valuations, assets acquired were primarily comprised of $108 million of goodwill and $50 million of IPR&D. The goodwill is not deductible for tax purposes. The Company recognized $20 million of non-cash contingent consideration liabilities in connection with these business combinations during fiscal year 2025, which comprised of other milestone-based payments.
Fiscal Year 2024
The acquisition date fair value of net assets acquired during fiscal year 2024 was $335 million, consisting of $338 million of assets acquired and $3 million of liabilities assumed. Assets acquired were primarily comprised of $131 million of goodwill, $150 million of IPR&D, and $29 million of technology-based intangible assets with estimated useful lives of 10 years. For tax purposes, $51 million of goodwill is deductible while $80 million is not deductible. The IPR&D was placed into service as a definite-lived intangible asset during the second quarter of fiscal year 2025. The Company recognized $30 million of non-cash contingent consideration liabilities in connection with these business combinations during fiscal year 2024, which are comprised of revenue and product development milestone-based payments.
Disposal Activity
Ventilator Product Line Exit
In February 2024, the Company announced the decision to exit its ventilator product line and retain and combine the remaining Patient Monitoring and Respiratory Interventions (PMRI) businesses into one business unit called Acute Care and Monitoring (ACM). In connection with this decision, the Company recorded pre-tax charges of $439 million, including $369 million recognized within other operating (income) expense, net and $70 million recognized in cost of products sold in the consolidated statements of income in fiscal year 2024. The charges included $371 million of non-cash impairments and write-downs primarily related to $295 million of long-lived asset impairments to write-down the value of related intangible assets to zero and $70 million of inventory-write downs. The other charges primarily related to contract cancellation costs and severance. The Company will continue to honor existing ventilator contracts to serve the needs of its customers and their patients.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Renal Care Solutions (RCS) Disposition
In May 2022, the Company and DaVita Inc. (DaVita) entered into a definitive agreement for the Company to sell half of its RCS business, and on April 1, 2023, completed the transaction. This sale was part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. At closing, the Company received $45 million cash consideration, recorded non-cash contingent consideration receivables valued at $195 million, made an additional cash investment of $224 million, and retained a 50% non-controlling equity interest in Mozarc valued at $307 million. For the contingent consideration receivables, the maximum consideration the Company could receive in the future is $300 million based on the achievement of certain milestones, as further described below. The Company recorded non-cash pre-tax charges of $136 million in fiscal year 2023, primarily related to impairment of goodwill and changes in the carrying amount of the disposal group, recognized in other operating (income) expense, net in the consolidated statements of income. Refer to Note 9 to the consolidated financial statements for additional information on the goodwill impairment. Refer to Note 5 to the consolidated financial statements for additional information on the Company’s retained 50% equity investment in Mozarc as a result of this transaction.
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
The fair value of contingent consideration liabilities at April 25, 2025 and April 26, 2024 was $81 million and $149 million, respectively. At April 25, 2025, $31 million was recorded in other accrued expenses, and $50 million was recorded in other liabilities on the consolidated balance sheets. At April 26, 2024, $96 million was reflected in other accrued expenses, and $53 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Fiscal Year
(in millions)	2025	2024
Beginning Balance	$149	$206
Purchase price contingent consideration	20	30
Payments	(86)	(104)
Change in fair value	(2)	18
Ending Balance	$81	$149
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

(in millions)	Fair Value at April 25, 2025	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$54	Discount rate	16.5% - 28.2%	23.1%
		Projected fiscal year of payment	2026 - 2029	2027
Product development and other milestone-based payments	$27	Discount rate	5.5%	5.5%
		Projected fiscal year of payment	2026 - 2028	2027
(1)Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In connection with the sale of our RCS business as further discussed above, the Company may be entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones, with potential payouts starting in fiscal year 2026 through 2029. The fair value of the contingent consideration receivable at April 25, 2025 and April 26, 2024 was $13 million and $58 million, respectively, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	Fiscal Year
(in millions)	2025	2024
Beginning balance	$58	$195
Change in fair value	(45)	(138)
Ending balance	$13	$58
Funded Research and Development Arrangements
The Company has entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, "Blackstone") to receive funding related to the development of certain products within the Cardiovascular Portfolio and Diabetes Operating Unit. As there is substantive and genuine transfer of risk to Blackstone, the development funding is recognized by Medtronic as an obligation to perform contractual services. The Company recognizes the funding as income within other operating (income) expense, net as the research and development costs are incurred and funding payments become due. Under these arrangements, the Company recognized income of $181 million, $174 million, and $202 million in fiscal years 2025, 2024, and 2023, respectively. As of April 25, 2025, the Company is eligible to receive additional funding of $391 million under these arrangements.
Following potential U.S. regulatory approval and commercial launch of each product covered by the Blackstone agreements, Blackstone will be eligible to receive a combination of fixed regulatory and commercial milestone payments up to $1.2 billion and royalties based on percent of sales of such products. Under certain termination provisions, the Company's payment obligation will survive, and in certain termination circumstances, a payment to Blackstone of a multiple of the funded amounts may be required. At the time of executing these contracts, the occurrence of such circumstances was deemed to be remote.
4. Restructuring Charges
In fiscal years 2025 and 2024, the Company incurred $303 million and $389 million, respectively, of restructuring and associated costs primarily related to cost reduction initiatives, which predominantly included employee termination benefits, facility consolidations, and asset write-downs, and specifically for fiscal year 2025, contract terminations. In fiscal year 2023, restructuring costs primarily related to Enterprise Excellence and Simplification restructuring programs, both of which were substantially completed as of the end fiscal year 2023. Enterprise Excellence was designed to leverage the Company’s global size and scale to focus on global operations, and functional and commercial optimization, and had total cumulative pre-tax charges of $1.8 billion. Simplification was designed to focus the organization on accelerating innovation, enhancing customer experience, driving revenue growth and winning market share, and had total cumulative pre-tax charges of $0.5 billion. In addition, in the fourth quarter of fiscal year 2023, the Company incurred $0.3 billion of restructuring charges primarily related to employee termination benefits to support cost reduction initiatives. These charges were incremental to charges incurred under our Enterprise Excellence and Simplification programs noted above.
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and, specifically for fiscal year 2023, voluntary early retirement benefits. Associated and other costs primarily include salaries and wages of employees that are fully-dedicated to restructuring activities, consulting fees, asset write-offs, and contract terminations.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents the classification of restructuring costs in the consolidated statements of income:

	Fiscal year
(in millions)	2025	2024	2023
Cost of products sold	$26	$55	$97
Selling, general, and administrative expenses	10	108	173
Restructuring charges, net(1)	267	226	375
Total restructuring and associated costs	$303	$389	$647
(1)In fiscal year 2023, restructuring charges, net included $94 million of incremental defined benefit, defined contribution, and post-retirement related expenses for employees that accepted voluntary early retirement packages.

The following table summarizes the activity related to restructuring programs for fiscal years 2025 and 2024:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 28, 2023	$204	$25	$230
Charges	233	163	396
Cash payments	(292)	(161)	(453)
Settled non-cash	—	(16)	(16)
Accrual adjustments(1)	(8)	—	(8)
April 26, 2024	136	11	147
Charges	240	82	322
Cash payments	(225)	(48)	(273)
Settled non-cash	—	(27)	(27)
Accrual adjustments(1)	(19)	—	(19)
April 25, 2025	$132	$18	$150
(1)Accrual adjustments relate to certain employees identified for termination finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 25, 2025 and April 26, 2024:

	April 25, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$417	$—	$(7)	$410	$410	$—
Level 2:
Corporate debt securities	3,540	17	(36)	3,521	3,521	—
U.S. government and agency securities	835	—	(20)	814	814	—
Mortgage-backed securities	948	4	(29)	923	923	—
Non-U.S. government and agency securities	6	—	—	6	6	—
Other asset-backed securities	1,044	5	(6)	1,044	1,044	—
Total Level 2	6,373	26	(91)	6,308	6,308	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,826	$26	$(100)	$6,752	$6,719	$33

	April 26, 2024
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$494	$—	$(22)	$472	$472	$—
Level 2:
Corporate debt securities	3,953	4	(125)	3,832	3,832	—
U.S. government and agency securities	847	—	(43)	804	804	—
Mortgage-backed securities	692	1	(50)	643	643	—
Non-U.S. government and agency securities	5	—	—	5	5	—
Other asset-backed securities	941	2	(9)	934	934	—
Total Level 2	6,438	7	(227)	6,218	6,218	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,968	$7	$(252)	$6,723	$6,690	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at April 25, 2025 and April 26, 2024:

	April 25, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$702	$(7)	$1,235	$(29)
U.S. government and agency securities	110	(1)	641	(25)
Mortgage-backed securities	2	(1)	614	(28)
Other asset-backed securities	—	—	469	(6)
Auction rate securities	—	—	33	(3)
Total	$814	$(9)	$2,993	$(91)

	April 26, 2024
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$661	$(10)	$2,448	$(116)
U.S. government and agency securities	177	(4)	730	(61)
Mortgage-backed securities	—	—	582	(50)
Other asset-backed securities	—	—	502	(9)
Auction rate securities	—	—	33	(3)
Total	$838	$(14)	$4,296	$(238)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the fiscal years ended April 25, 2025 and April 26, 2024. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
The table below includes activity related to the Company’s available-for-sale debt securities portfolio. Gains and losses on available-for-sale debt securities are recognized in other non-operating income, net in the consolidated statements of income.

	Fiscal Year
(in millions)	2025	2024	2023
Proceeds from sales	$8,213	$7,359	$7,321
Gross realized gains	25	24	10
Gross realized losses	(19)	(26)	(43)
The contractual maturities of available-for-sale debt securities at April 25, 2025 are shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,458	$1,448
Due after one year through five years	3,183	3,149
Due after five years through ten years	845	843
Due after ten years	1,340	1,313
Total	$6,826	$6,752

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Interest income, which includes income on marketable debt securities and the global liquidity structures, is recognized in other non-operating income, net, in the consolidated statements of income. For fiscal years 2025, 2024, and 2023 there was $511 million, $597 million, and $386 million of interest income, respectively.
Equity Securities, Equity Method Investments, and Other Investments
The following table summarizes the Company's equity and other investments at April 25, 2025 and April 26, 2024, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	April 25, 2025	April 26, 2024
Investments with readily determinable fair value (marketable equity securities)	$17	$28
Investments for which the fair value option has been elected	140	311
Investments without readily determinable fair values	705	859
Equity method and other investments	89	84
Total equity and other investments	$951	$1,282
The table below includes activity related to the Company's portfolio of equity and other investments. The activity for fiscal years 2024 and 2023 was not significant. Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

Fiscal Year
(in millions)	2025
Proceeds from sales	$308
Gross gains	108
Gross losses	(204)
Impairment losses recognized	(135)
During fiscal year 2025, there were $181 million of net unrealized losses on equity securities and other investments still held at April 25, 2025. During fiscal year 2024, there were $291 million of net unrealized losses on equity securities and other investments still held at April 26, 2024.
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
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During fiscal year 2025 and 2024, the Company recognized a loss of $171 million and $220 million, respectively, primarily driven by the timing of anticipated product launches, historical financial results, and projections of future cash flows.
The following table provides a reconciliation of the beginning and ending balances of the Mozarc investment for which the fair value option has been elected:

	Fiscal Year
(in millions)	2025	2024
Beginning Balance	$311	$531
Change in fair value	(171)	(220)
Ending Balance	$140	$311

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

6. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 25, 2025	April 26, 2024
Bank borrowings	$13	$13
0.250 percent six-year 2019 senior notes	1,142	—
0.000 percent five-year 2020 senior notes	1,142	—
2.625 percent three-year 2022 senior notes	571	—
Finance lease obligations	6	6
Commercial Paper	—	1,073
Current debt obligations	$2,874	$1,092
Commercial Paper In January 2015, Medtronic Global Holdings S.C.A. (Medtronic Luxco), an entity organized under the laws of Luxembourg, entered into various agreements pursuant to which Medtronic Luxco may issue United States Dollar-denominated unsecured commercial paper notes (the 2015 CP Program) on a private placement basis, and in January 2020, Medtronic Luxco entered into various agreements pursuant to which Medtronic Luxco may issue Euro-denominated unsecured commercial paper notes (the 2020 CP Program) on a private placement basis. The maximum aggregate amount outstanding at any time under the 2015 CP Program and the 2020 CP Program together may not exceed the equivalent of $3.5 billion. The Company and Medtronic, Inc. have guaranteed the obligations of Medtronic Luxco under the 2015 CP Program and the 2020 CP Program.
There was no commercial paper outstanding at April 25, 2025. During fiscal year 2025, the weighted average original maturity of the commercial paper outstanding was approximately 13 days and the weighted average interest rate was 5.02 percent. There was $1.1 billion commercial paper outstanding at April 26, 2024. During fiscal year 2024, the weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average interest rate was 5.45 percent. The issuance of commercial paper reduces the amount of credit available under the Company's existing credit facility, defined below.
Line of Credit In October 2024, Medtronic Luxco, as borrower, entered into an amendment to its amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, extending the maturity date of the Credit Facility to December 2029.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 25, 2025 and April 26, 2024, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company's long-term debt obligations consisted of the following:

		April 25, 2025		April 26, 2024
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
0.250 percent six-year 2019 senior notes	2026	$—	—%	$1,070	0.44%
0.000 percent five-year 2020 senior notes	2026	—	—	1,070	0.23
2.625 percent three-year 2022 senior notes	2026	—	—	535	2.86
1.125 percent eight-year 2019 senior notes	2027	1,714	1.25	1,606	1.25
4.250 percent five-year 2023 senior notes	2028	1,000	4.42	1,000	4.42
3.000 percent six-year 2022 senior notes	2029	1,142	3.09	1,070	3.10
0.375 percent eight-year 2020 senior notes	2029	1,142	0.51	1,070	0.51
3.650 percent five-year 2024 senior notes	2030	971	3.74	—	—
1.625 percent twelve-year 2019 senior notes	2031	1,142	1.75	1,070	1.75
1.000 percent twelve-year 2019 senior notes	2032	1,142	1.06	1,070	1.06
3.125 percent nine-year 2022 senior notes	2032	1,142	3.25	1,070	3.25
0.750 percent twelve-year 2020 senior notes	2033	1,142	0.81	1,070	0.81
4.500 percent ten-year 2023 senior notes	2033	1,000	4.62	1,000	4.62
3.375 percent twelve-year 2022 senior notes	2035	1,142	3.44	1,070	3.44
4.375 percent twenty-year 2015 senior notes	2035	1,932	4.47	1,932	4.47
3.875 percent twelve-year 2024 senior notes	2037	971	3.93	—	—
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	4.67	253	4.67
2.250 percent twenty-year 2019 senior notes	2039	1,142	2.34	1,070	2.34
6.500 percent thirty-year 2009 senior notes	2039	158	6.56	158	6.56
1.500 percent twenty-year 2019 senior notes	2040	1,142	1.58	1,070	1.58
5.550 percent thirty-year 2010 senior notes	2040	224	5.58	224	5.58
1.375 percent twenty-year 2020 senior notes	2041	1,142	1.46	1,070	1.46
4.500 percent thirty-year 2012 senior notes	2042	105	4.54	105	4.54
4.000 percent thirty-year 2013 senior notes	2043	305	4.10	305	4.09
4.150 percent nineteen-year 2024 senior notes	2044	685	4.20	—	—
4.625 percent thirty-year 2014 senior notes	2044	127	4.67	127	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,813	4.69	1,813	4.69
1.750 percent thirty-year 2019 senior notes	2050	1,142	1.87	1,070	1.87
1.625 percent thirty-year 2020 senior notes	2051	1,142	1.75	1,070	1.75
4.150 percent twenty-nine-year 2024 senior notes	2054	800	4.19	—	—
Finance lease obligations	2027-2040	52	10.00	55	10.17
Debt discount, net	2027-2054	(59)	—	(55)	—
Deferred financing costs	2027-2054	(117)	—	(110)	—
Long-term debt		$25,642		$23,932
Senior Notes The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Senior Notes.
In June 2024, Medtronic Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal year 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs and debt discount, net, are as follows:

(in millions)
2026	$2,874
2027	1,721
2028	1,006
2029	2,290
2030	977
Thereafter	19,824
Total	$28,691
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures is recognized in interest expense, net in the consolidated statements of income. For fiscal years 2025, 2024, and 2023, there was $913 million, $916 million, and $743 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures.
Financial Instruments Not Measured at Fair Value
At April 25, 2025, the estimated fair value of the Company’s Senior Notes was $26.2 billion compared to a principal value of $28.6 billion. At April 26, 2024, the estimated fair value was $21.2 billion compared to a principal value of $24.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
Supplier Financing Program
The Company participates in a supplier financing program that provides participating suppliers the ability to finance payment obligations from the Company with third-party financial institutions in order to receive earlier payment. The Company’s standard payment term is 90 days. The Company’s outstanding payables to its suppliers, including amounts due and payment terms, are not affected by a supplier’s participation in the program.
At April 25, 2025 and April 26, 2024, the Company had $100 million and $96 million of outstanding payables, respectively, associated with the supplier financing program recorded in accounts payable in the consolidated balance sheets.
The following table presents a roll-forward of outstanding payables confirmed as valid associated with the program during fiscal year 2025:

Fiscal Year
(in millions)	2025
Beginning Balance	$96
Invoices confirmed during the year	522
Confirmed invoices paid during the year	(517)
Ending Balance	$100

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

7. Derivatives and Currency Exchange Risk Management
The Company uses derivative instruments and foreign currency denominated debt to manage the impact that currency exchange rate and interest rate changes have on reported financial statements. The Company does not enter into derivative contracts for speculative purposes.
Fair Value Hedges
In fiscal year 2025, the Company began using foreign currency forward contracts designated as fair value hedges to manage its exposure to changes in the fair value of a fixed-rate debt obligation.
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating (income) expense, net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge and were not significant for the fiscal year ended April 25, 2025. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
The Company's cash flow hedges will mature within the subsequent two-year period. At April 25, 2025 and April 26, 2024, the Company had $149 million in after-tax unrealized losses and $229 million in after-tax unrealized gains, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $62 million of after-tax net unrealized losses at April 25, 2025 will be recognized in the consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the instrument. For fiscal years 2025, 2024, and 2023, the Company recognized $198 million, $197 million, and $107 million, respectively, of after-tax unrealized gains related to excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	April 25, 2025	April 26, 2024
Currency exchange rate contracts(1)	Fair value hedge	$1.1	$—
Currency exchange rate contracts	Cash flow hedge	10.6	10.4
Currency exchange rate contracts(2)	Net investment hedge	8.0	7.4
Foreign currency-denominated debt(3)	Net investment hedge	20.6	17.1
Currency exchange rate contracts	Undesignated	3.9	5.9
(1)At April 25, 2025, includes derivative contracts with a notional value of €1.0 billion, or $1.1 billion, designated as hedges of a portion of our fixed-rate debt obligations.
(2)At April 25, 2025, includes derivative contracts with a notional value of €5.0 billion, or $5.7 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥322 billion, or $2.3 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2026 through 2033.
(3)At April 25, 2025, includes €18.0 billion, or $20.6 billion, of outstanding Euro-denominated debt designated as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2026 through 2054.
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2025, 2024, and 2023 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income			(Gain) Loss Reclassified into Income

	Fiscal Year			Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2025	2024	2023	2025	2024	2023
Fair value hedges
Currency exchange rate contracts	$(1)	$—	$—	$(59)	$—	$—	Other operating (income) expense, net
Cash flow hedges
Currency exchange rate contracts	308	(416)	(161)	(156)	(312)	(703)	Other operating (income) expense, net
Currency exchange rate contracts	(71)	(124)	(79)	(74)	(57)	(3)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	1,276	(431)	524	—	—	—	N/A
Currency exchange rate contracts	247	(202)	73	—	—	—	N/A
Total	$1,759	$(1,173)	$356	$(288)	$(369)	$(706)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2025, 2024, and 2023 were as follows:

	(Gain) Loss Recognized in Income
	Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2025	2024	2023
Currency exchange rate contracts	$(91)	$136	$31	Other operating (income) expense, net

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 25, 2025 and April 26, 2024. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	April 25, 2025	April 26, 2024	Balance Sheet Classification	April 25, 2025	April 26, 2024	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$269	$368	Other current assets	$200	$37	Other accrued expenses
Currency exchange rate contracts	57	276	Other assets	196	17	Other liabilities
Total derivatives designated as hedging instruments	326	644		396	54
Derivatives not designated as hedging instruments
Currency exchange rate contracts	7	15	Other current assets	5	12	Other accrued expenses
Total return swaps	—	—	Other current assets	16	—	Other accrued expenses
Total derivatives not designated as hedging instruments	7	15		21	12
Total derivatives	$334	$659		$417	$66
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 25, 2025		April 26, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$334	$401	$659	$66
Level 2	—	16	—	—
Total	$334	$417	$659	$66
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

	April 25, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$334	$(195)	$—	$139
Derivative liabilities:
Currency exchange rate contracts	(401)	195	125	(82)
Total return swaps	(16)	—	—	(16)
	(417)	195	125	(97)
Total	$(84)	$—	$125	$42

	April 26, 2024
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$659	$(66)	$(101)	$492
Derivative liabilities:
Currency exchange rate contracts	(66)	66	—	—
Total	$593	$—	$(101)	$492
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
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 25, 2025 the Company posted net cash collateral of $125 million to its counterparties. Cash collateral posted is recorded as a reduction in cash and cash equivalents, with the offset recorded as an increase in other current assets in the consolidated balance sheets. As of April 26, 2024, the Company received net cash collateral of $101 million from its counterparties. Cash collateral received is recorded as an increase in cash and cash equivalents with the offset recorded in other accrued expenses in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

8. Inventories
Inventory balances were as follows:

(in millions)	April 25, 2025	April 26, 2024
Finished goods	$3,779	$3,668
Work-in-process	744	642
Raw materials	953	907
Total	$5,476	$5,217

9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 28, 2023	$7,873	$11,718	$19,579	$2,255	$41,425
Goodwill as a result of acquisitions	131	—	—	—	131
Purchase accounting adjustments	(5)	—	—	—	(5)
Currency translation and other	(33)	(74)	(458)	—	(565)
April 26, 2024	7,966	11,644	19,121	2,255	40,986
Goodwill as a result of acquisitions	—	—	108	—	108
Purchase accounting adjustments	2	—	(2)	—	—
Currency translation and other	50	72	521	1	643
April 25, 2025	$8,017	$11,716	$19,748	$2,255	$41,737
The Company did not recognize any goodwill impairment charges during fiscal years 2025 or 2024. As a result of the agreement with DaVita, as disclosed in Note 3, the Company allocated $208 million of goodwill to the RCS business that met the criteria to be classified as held for sale during the first quarter of fiscal year 2023 and was subsequently sold on April 1, 2023. Upon allocation, a goodwill impairment test was performed for the RCS business, and the Company recognized $61 million of goodwill impairment charges during fiscal year 2023. The goodwill impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 25, 2025		April 26, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,550	$(9,650)	$16,518	$(8,689)
Purchased technology and patents	11,600	(7,514)	11,557	(6,868)
Trademarks and tradenames	421	(283)	424	(274)
Other	355	(101)	256	(84)
Total	$28,925	$(17,547)	$28,755	$(15,915)
Indefinite-lived:
IPR&D	$289	$—	$385	$—
The Company did not recognize any definite-lived intangible asset impairment charges during fiscal years 2025 and 2023. During fiscal year 2024, the Company recognized $295 million of definite-lived intangible asset impairment charges in connection with the decision to exit its ventilator product line. The intangible asset impairment charges primarily related to purchased technology, customer-related intangibles, and trade names. The intangible asset impairment charges are recognized in other operating (income) expense, net in the consolidated statements of income. Refer to Note 3 for additional information on what led to the impairments in fiscal year 2024.
There were no indefinite-lived intangible asset impairment charges during fiscal year 2025. Indefinite-lived intangible asset impairment charges were not significant for fiscal year 2024 and 2023. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense was $1.8 billion for fiscal year 2025, including $151 million of accelerated amortization on certain intangible assets related to product line exits within the Cardiovascular Portfolio. Intangible asset amortization expense was $1.7 billion for fiscal years 2024 and 2023. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 25, 2025, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2026	$1,677
2027	1,654
2028	1,582
2029	1,479
2030	1,343

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

10. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 25, 2025	April 26, 2024	Estimated Useful Lives (in years)
Equipment	$7,156	$6,396	Generally 2-10, up to 15
Computer software	3,295	2,872	Up to 10
Land and land improvements	160	159	Up to 20
Buildings and leasehold improvements	2,685	2,506	Up to 40
Construction in progress	2,340	2,119	—
Property, plant, and equipment	15,636	14,052
Less: Accumulated depreciation	(8,799)	(7,922)
Property, plant, and equipment, net	$6,837	$6,131
Depreciation expense of $1.1 billion, $954 million, and $999 million was recognized in fiscal years 2025, 2024, and 2023, respectively.
11. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 25, 2025, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 25, 2025, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. At April 25, 2025, no A Preferred Shares were outstanding.
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
Ordinary Share Repurchase Program Shares are repurchased on occasion to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2025 and 2024, the Company repurchased approximately 38 million and 25 million shares, respectively, at an average price of $83.36 and $83.04, respectively.
In March 2019, the Company's Board of Directors authorized $6.0 billion for repurchase of the Company's ordinary shares. In March 2024, the Company's Board of Directors authorized an additional $5.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. At April 25, 2025, the Company had used the $6.0 billion authorized in March 2019 and $2.9 billion of the $5.0 billion authorized in March 2024, leaving approximately $2.1 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are cancelled.
12. Stock Purchase and Award Plans
In fiscal year 2025, the Company granted stock awards under the 2021 Medtronic plc Long Term Incentive Plan (2021 Plan). The 2021 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 25, 2025, there were approximately 67 million shares available for future grants under the 2021 Plan.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, performance share units, and employee stock purchase plan (ESPP) in fiscal years 2025, 2024, and 2023:

	Fiscal Year
(in millions)	2025	2024	2023
Stock options	$66	$76	$77
Restricted stock	216	184	166
Performance share units	111	97	74
Employee stock purchase plan	35	36	38
Total stock-based compensation expense	$429	$393	$355

Cost of products sold	$46	$35	$36
Research and development expense	52	47	39
Selling, general, and administrative expense	331	310	280
Total stock-based compensation expense	429	393	355
Income tax benefits	(70)	(64)	(60)
Total stock-based compensation expense, net of tax	$358	$329	$295
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
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2025	2024	2023
Weighted average fair value of options granted	$16.43	$18.49	$17.76
Assumptions used:
Expected life (years)	6.1	6.1	6.0
Risk-free interest rate	4.07%	4.16%	2.70%
Volatility	24.47%	24.29%	24.05%
Dividend yield	3.48%	3.18%	2.92%
The following table summarizes stock option activity during fiscal year 2025:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 26, 2024	32,339	$93.32
Granted	3,414	80.61
Exercised	(6,058)	77.30
Expired/Forfeited/Cancelled	(1,928)	96.31
Outstanding at April 25, 2025	27,766	95.04	5.2	$22
Expected to vest at April 25, 2025	7,764	88.49	8.3	14
Exercisable at April 25, 2025	19,467	97.93	3.9	7

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises, the total intrinsic value of options exercised, and the related tax benefit during fiscal years 2025, 2024, and 2023:

	Fiscal Year
(in millions)	2025	2024	2023
Cash proceeds from options exercised	$305	$78	$77
Intrinsic value of options exercised	66	28	42
Tax benefit related to options exercised	14	6	9
Unrecognized compensation expense related to outstanding stock options at April 25, 2025 was $66 million and is expected to be recognized over a weighted average period of 2.3 years.
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
The following table summarizes restricted stock activity during fiscal year 2025:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 26, 2024	6,142	$92.57
Granted	4,207	82.37
Vested	(2,068)	99.19
Forfeited/Cancelled	(636)	88.62
Nonvested at April 25, 2025	7,644	85.64
The following table summarizes the weighted-average grant date fair value of restricted stock granted, total fair value of restricted stock vested and related tax benefit during fiscal years 2025, 2024, and 2023:

	Fiscal Year
(in millions, except per share data)	2025	2024	2023
Weighted-average grant-date fair value per restricted stock	$82.37	$82.80	$91.83
Fair value of restricted stock vested	205	186	256
Tax benefit related to restricted stock vested	33	29	45
Unrecognized compensation expense related to restricted stock as of April 25, 2025 was $414 million and is expected to be recognized over a weighted average period of 2.6 years.
Performance Share Units Performance share units typically cliff vest after three years. The awards include three metrics: relative total shareholder return (rTSR), revenue growth, and return on invested capital (ROIC). rTSR is considered a market condition metric, and the expense is determined at the grant date and will not be adjusted even if the market condition is not met. Revenue growth and ROIC are considered performance metrics, and the expense is recorded over the performance period, which will be reassessed each reporting period based on the probability of achieving the various performance conditions. The number of shares earned at the end of the three-year period will vary, based on only actual performance, from 0% to 200% of the target number of performance share units granted. Performance share units are subject to forfeiture if employment terminates prior to the lapse of the restrictions. Performance share units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on performance share units for each component of the award during the vesting period.
The Company calculates the fair value of the performance share units for each component individually. The fair value of the rTSR metric will be determined using the Monte Carlo valuation model. The fair value of the revenue growth and ROIC metrics are equal to the closing stock price on the grant date.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes performance share unit activity during fiscal year 2025:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 26, 2024	2,422	$106.50
Granted	1,444	98.49
Vested	(260)	147.85
Performance adjustments (1)	(256)	97.75
Forfeited/Cancelled	(209)	103.56
Nonvested at April 25, 2025	3,141	100.51
(1)Performance adjustments are adjustments to grants where the performance period has ended and actual performance is known.
The following table summarizes the weighted-average grant date fair value of performance share units granted, total fair value of performance share units vested and related tax benefit during fiscal year 2025, 2024, and 2023:

	Fiscal Year
(in millions, except per share data)	2025	2024	2023
Weighted-average grant-date fair value per performance share units	$98.49	$104.78	$98.17
Fair value of performance share units vested	38	78	—
Tax benefit related to performance share units vested	3	3	—
Unrecognized compensation expense related to performance share units as of April 25, 2025 was $90 million and is expected to be recognized over a weighted average period of 1.6 years.
Employees Stock Purchase Plan (ESPP) The Medtronic plc 2024 Employee Stock Purchase Plan allows participating employees to purchase the Company's ordinary shares at a discount through payroll deductions. The expense recognized for shares purchased under the Company’s ESPP is equal to the 15 percent discount the employee receives. Employees purchased 3 million shares at an average price of $72.27 per share in fiscal year 2025. At April 25, 2025, approximately 26 million ordinary shares were available for future purchase under the ESPP.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes
The income tax provision is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2025	2024	2023
U.S.	$1,037	$750	$1,295
International	4,591	4,087	4,069
Income before income taxes	$5,628	$4,837	$5,364
The income tax provision consists of the following:

	Fiscal Year
(in millions)	2025	2024	2023
Current tax expense:
U.S.	$583	$756	$1,303
International	692	905	530
Total current tax expense	1,275	1,661	1,833
Deferred tax (benefit) expense:
U.S.	(322)	(435)	(336)
International	(17)	(93)	83
Net deferred tax benefit	(339)	(528)	(253)
Income tax provision	$936	$1,133	$1,580

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 25, 2025	April 26, 2024
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$11,252	$11,775
Intangible assets	2,800	2,858
Capitalization of research and development	1,420	1,255
Other accrued liabilities	450	404
Accrued compensation	363	374
Stock-based compensation	149	147
Inventory	144	138
Deferred revenue	213	172
Lease obligations	165	157
Federal and state benefit on uncertain tax positions	32	21
Interest limitation	479	608
Unrealized gain on available-for-sale securities and derivative financial instruments	56	13
Other	421	355
Gross deferred tax assets	17,946	18,277
Valuation allowance	(12,668)	(13,271)
Total deferred tax assets	5,277	5,006
Deferred tax liabilities:
Intangible assets	(1,238)	(1,406)
Realized loss on derivative financial instruments	(67)	(70)
Right of use leases	(159)	(149)
Accumulated depreciation	(114)	(110)
Outside basis difference of subsidiaries	(71)	(90)
Pension and post-retirement benefits	(35)	(45)
Other	(90)	(90)
Total deferred tax liabilities	(1,773)	(1,960)
Prepaid income taxes	719	520
Income tax receivables	464	406
Tax assets, net	$4,687	$3,972
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$1,050	$830
Tax assets	4,040	3,657
Deferred tax liabilities	(403)	(515)
Tax assets, net	$4,687	$3,972
No deferred taxes have been provided on the approximately $88.6 billion and $86.3 billion of undistributed earnings of the Company’s subsidiaries at April 25, 2025 and April 26, 2024, respectively, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these undistributed earnings.
At April 25, 2025, the Company had approximately $10.8 billion of tax effected net operating loss carryforwards in certain non-U.S. jurisdictions, of which $4.8 billion have no expiration, and the remaining $6.0 billion will expire during fiscal years 2026 through 2045. Included in these net operating loss carryforwards are $3.9 billion of tax effected net operating losses generated in fiscal year 2008 as a result

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities; and $4.9 billion of tax effected net operating losses generated during fiscal year 2023 as a result of an intercompany reorganization. The Company has recorded a full valuation allowance against these net operating losses, as management does not believe that it is more likely than not that these net operating losses will be utilized. Certain of the remaining non-U.S. net operating loss carryforwards of $2.0 billion have a valuation allowance recorded against the carryforwards, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 25, 2025, the Company had $53 million of tax effected U.S. federal net operating loss carryforwards, of which $35 million have no expiration. The remaining loss carryforwards will expire during fiscal years 2026 through 2036. For U.S. state purposes, the Company had $84 million of tax effected net operating loss carryforwards at April 25, 2025, $12 million of which have no expiration. The remaining U.S. state loss carryforwards will expire during fiscal years 2026 through 2044.
At April 25, 2025, the Company also had $313 million of tax credits available to reduce future income taxes payable, of which $136 million have no expiration. The remaining credits will expire during fiscal years 2026 through 2042.
The Company has established valuation allowances of $12.7 billion and $13.3 billion at April 25, 2025 and April 26, 2024, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The decrease in the valuation allowance during fiscal year 2025 is primarily related to a decrease in the Luxembourg tax rate applied to previously recorded deferred tax assets and associated valuation allowances and current year utilization of attributes with a full valuation allowance due to certain intercompany transactions. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2025	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.7	0.2	0.1
Research and development credit	(1.8)	(2.2)	(1.9)
Puerto Rico excise tax	—	—	(1.0)
International	(6.5)	(6.7)	(8.0)
Stock based compensation	0.3	0.3	0.2
Uncertain tax positions and interest	1.4	1.3	1.2
Base erosion anti-abuse tax	—	0.3	—
Foreign derived intangible income benefit	(1.5)	(1.7)	(1.2)
Certain tax adjustments	1.1	6.2	17.0
U.S. tax on foreign earnings	1.5	3.5	2.5
Other, net	0.4	1.2	(0.4)
Effective tax rate	16.6%	23.4%	29.5%
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Global Minimum Tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which were effective for Medtronic in fiscal year 2025.
The Israeli Central-Lod District Court issued its decision in Medtronic Ventor Technologies Ltd (Ventor) v. Kfar Saba Assessing Office in June 2023. The court determined that there was a deemed taxable transfer of intellectual property. As a result, the Company recorded a $187 million income tax charge during fiscal year 2024 and filed an appeal with the Supreme Court of Israel.
During fiscal year 2025, the cost from certain tax adjustments of $62 million, recognized in income tax provision in the consolidated statements of income, relates to amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
During fiscal year 2024, the net cost from certain tax adjustments of $299 million, recognized in income tax provision in the consolidated statements of income, included the following:

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
During fiscal year 2023, the net benefit from certain tax adjustments of $910 million, recognized in income tax provision in the consolidated statements of income, included the following:
•A net cost of $764 million associated with the August 2022 U.S. Tax Court (Tax Court) Opinion on the previously disclosed litigation regarding the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for fiscal years 2005 and 2006 (Opinion). While the Opinion rejected the IRS’s position and the Tax Court determined the methodology advanced by Medtronic was appropriate for purposes of determining the intercompany royalty rate between Puerto Rico and the U.S., it determined that the royalty rate should be higher, thereby increasing income allocated to the U.S. and consequently subject to U.S. tax. This case relates only to fiscal years 2005 and 2006. The Company has assumed the Tax Court findings will be applied for all years following fiscal year 2006.
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
Currently, the Company’s operations in Puerto Rico, Singapore, Dominican Republic, Costa Rica, and China have various tax holidays and tax incentive grants. The tax reductions, inclusive of Pillar Two global minimum tax impacts, as compared to the local statutory rate favorably impacted earnings by $294 million, $229 million, and $115 million in fiscal years 2025, 2024, and 2023, respectively, and diluted earnings per share by $0.23, $0.17, and $0.09, in fiscal years 2025, 2024, and 2023, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2026 and 2049. The tax incentive grants which expired during fiscal year 2025 did not have a material impact on the Company's consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $2.9 billion, $2.8 billion, and $2.7 billion of gross unrecognized tax benefits at April 25, 2025, April 26, 2024, and April 28, 2023, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2025, 2024, and 2023 is as follows:

	Fiscal Year
(in millions)	2025	2024	2023
Gross unrecognized tax benefits at beginning of fiscal year	$2,824	$2,682	$1,661
Gross increases:
Prior year tax positions	13	121	980
Current year tax positions	93	85	89
Gross decreases:
Prior year tax positions	(8)	(2)	(12)
Settlements	(5)	(55)	(4)
Statute of limitation lapses	(15)	(7)	(32)
Gross unrecognized tax benefits at end of fiscal year	2,902	2,824	2,682
Cash advance paid to taxing authorities	(934)	(934)	(918)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$1,968	$1,890	$1,764
If all of the Company’s unrecognized tax benefits at April 25, 2025, April 26, 2024, and April 28, 2023 were recognized, $2.7 billion, $2.7 billion, and $2.5 billion would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately reserved for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $1.9 billion as a noncurrent liability. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions, excluding interest, could decrease by as much as $17 million, net as a result of statute of limitation lapses.
The Company recognizes interest and penalties related to income tax matters in income tax provision in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. During fiscal years 2025, 2024, and 2023, the Company recognized gross interest expense of $55 million, $134 million, and $86 million, respectively, in income tax provision in the consolidated statements of income. The Company had $74 million, $19 million, and $61 million of accrued gross interest and penalties at April 25, 2025, April 26, 2024, and April 28, 2023, respectively.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The major tax jurisdictions where the Company conducts business which remain subject to examination are as follows:

Jurisdiction	Earliest Year Open
United States - federal and state	2005
Australia	2023
Brazil	2018
Canada	2013
China	2015
Costa Rica	2021
Dominican Republic	2021
France	2022
Germany	2017
India	2002
Ireland	2021
Israel	2010
Italy	2019
Japan	2022
Korea	2022
Luxembourg	2020
Mexico	2019
Puerto Rico	2014
Singapore	2020
Switzerland	2010
United Kingdom	2021
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
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2025	2024	2023
Numerator:
Net income attributable to ordinary shareholders	$4,662	$3,676	$3,758
Denominator:
Basic – weighted average shares outstanding	1,285.6	1,327.7	1,329.8
Effect of dilutive securities:
Employee stock options	0.5	0.7	1.5
Employee restricted stock units	2.2	1.4	1.0
Employee performance share units	1.5	0.4	0.5
Diluted – weighted average shares outstanding	1,289.9	1,330.2	1,332.8

Basic earnings per share	$3.63	$2.77	$2.83
Diluted earnings per share	$3.61	$2.76	$2.82
The calculation of weighted average diluted shares outstanding excludes stock awards of approximately 26 million, 28 million, and 23 million ordinary shares in fiscal year 2025, 2024, and 2023, respectively because their effect would have been anti-dilutive on the Company’s earnings per share.
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net expense related to these plans was $466 million, $451 million, and $494 million in fiscal years 2025, 2024, and 2023, respectively.
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
At April 25, 2025 and April 26, 2024, the funded status of the Company’s benefit plans was $440 million overfunded and $484 million overfunded, respectively.
During fiscal year 2023, the Company offered certain eligible U.S. employees voluntary early retirement packages, resulting in charges of $94 million, primarily related to U.S. pension benefits. The charges were recognized in restructuring charges, net in the consolidated statements of income. See Note 4 for additional information on restructuring charges.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits(1)		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2025	2024	2025	2024
Accumulated benefit obligation at end of year:	$3,235	$3,144	$1,685	$1,513
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,194	$3,451	$1,604	$1,499
Service cost	52	61	43	42
Interest cost	174	162	52	53
Employee contributions	—	—	10	9
Plan curtailments, settlements, and amendments	—	—	(2)	(10)
Actuarial loss (gain)(2)	22	(245)	21	116
Benefits paid	(173)	(234)	(59)	(65)
Currency exchange rate changes and other	—	—	129	(41)
Projected benefit obligation at end of year	$3,269	$3,194	$1,797	$1,604
Change in plan assets:
Fair value of plan assets at beginning of year	$3,551	$3,398	$1,659	$1,614
Actual return on plan assets	200	356	34	103
Employer contributions	31	32	45	40
Employee contributions	—	—	10	9
Plan settlements	—	—	(2)	(7)
Benefits paid	(173)	(234)	(59)	(65)
Currency exchange rate changes and other	—	—	138	(36)
Fair value of plan assets at end of year	$3,610	$3,551	$1,823	$1,659
Funded status at end of year:
Fair value of plan assets	$3,610	$3,551	$1,823	$1,659
Benefit obligations	3,269	3,194	1,797	1,604
Over funded status of the plans	341	357	27	54
Recognized asset	$341	$357	$27	$54
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$591	$617	$322	$296
Current liabilities	(29)	(30)	(7)	(7)
Non-current liabilities	(221)	(230)	(289)	(235)
Recognized asset	$341	$357	$27	$54
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$(14)	$(16)	$(3)	$(3)
Net actuarial loss	602	534	230	161
Ending balance	$588	$517	$226	$158
(1)In April 2020, the Company announced the freezing of the U.S. pension benefits beginning Plan year 2028. Employees will continue to earn benefits as required by the Medtronic Retirement Plan until April 30, 2027, after which date benefits will no longer be earned and employees will earn benefits through the Medtronic Savings and Investment Plan.
(2)Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). The actuarial gains and losses were primarily driven by increases and decreases in discount rates, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 25, 2025 and April 26, 2024. U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2025	2024
Accumulated benefit obligation	$813	$773
Projected benefit obligation	849	809
Plan assets at fair value	347	334
U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2025	2024
Projected benefit obligation	$1,470	$1,321
Plan assets at fair value	924	819
The net periodic benefit cost of the plans includes the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$52	$61	$77	$43	$42	$43
Interest cost	174	162	142	52	53	38
Expected return on plan assets	(264)	(261)	(224)	(68)	(72)	(58)
Amortization of prior service cost	(2)	(2)	—	—	(1)	(1)
Amortization of net actuarial loss (gain)	16	18	20	1	(1)	2
Settlement and curtailment (gain) loss	—	—	—	—	(3)	2
Special termination benefits	—	—	74	—	—	—
Net periodic benefit (credit) cost	$(24)	$(22)	$89	$28	$18	$26
Components of net periodic benefit cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
The other changes in plan assets and projected benefit obligations recognized in other comprehensive (loss) income for fiscal year 2025 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Net actuarial loss	$85	$54
Amortization of prior service cost	2	—
Amortization and settlement recognition of actuarial (gain) loss	(16)	1
Effect of exchange rates	—	16
Total recognized in other comprehensive loss	71	69
Total recognized in net periodic benefit cost and other comprehensive loss	$47	$97

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2025	2024	2023	2025	2024	2023
Critical assumptions – projected benefit obligation:
Discount rate	5.24% - 5.76%	5.54% - 5.75%	4.73% - 4.99%	1.21% - 24.40%	1.40% - 26.40%	1.30% - 10.70%
Rate of compensation increase	3.90%	3.90%	3.90%	2.89%	2.85%	2.75%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	5.54% - 5.75%	4.73% - 4.99%	4.23% - 4.48%	1.40% - 26.40%	1.30% - 10.70%	0.60% - 25.40%
Discount rate – service cost	5.53% - 5.82%	4.68% - 5.07%	4.12% - 4.51%	1.40% - 26.40%	1.30% - 10.70%	0.60% - 25.40%
Discount rate – interest cost	5.51% - 5.63%	4.73% - 4.90%	3.90% - 4.23%	1.40% - 26.40%	1.30% - 10.70%	0.60% - 25.40%
Expected return on plan assets	6.40% - 8.10%	6.40% - 8.10%	5.30% - 7.20%	3.80%	4.07%	3.48%
Rate of compensation increase	3.90%	3.90%	3.90%	2.85%	2.75%	2.70%
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
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 25, 2025 for the plans are 42% equity securities, 35% debt securities, and 23% other.
The plans did not hold any investments in the Company’s ordinary shares at April 25, 2025 or April 26, 2024.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 25, 2025, compared to the U.S. plans actual asset allocations at April 25, 2025 and April 26, 2024 by asset category, are as follows:

U.S. Plans	Target Allocation	Actual Allocation
	April 25, 2025	April 25, 2025	April 26, 2024
Asset Category:
Equity securities	34%	39%	39%
Debt securities	51	40	40
Other	15	21	21
Total	100%	100%	100%
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 25, 2025 and April 26, 2024.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 25, 2025	Level 1	Level 2	Level 3
Short-term investments	$70	$70	$—	$—	$—
Mutual funds	92	92	—	—	—
Equity commingled trusts	1,011	—	—	—	1,011
Fixed income commingled trusts	1,296	—	—	—	1,296
Partnership units	1,142	—	—	—	1,142
	$3,610	$162	$—	$—	$3,448

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2024	Level 1	Level 2	Level 3
Short-term investments	$80	$80	$—	$—	$—
Mutual funds	106	106	—	—	—
Equity commingled trusts	942	—	—	—	942
Fixed income commingled trusts	1,273	—	—	—	1,273
Partnership units	1,151	—	—	—	1,151
	$3,551	$186	$—	$—	$3,366

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 25, 2025	Level 1	Level 2	Level 3
Registered investment companies	$1,775	$—	$—	$—	$1,775
Insurance contracts	48	—	—	48	—
	$1,823	$—	$—	$48	$1,775

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 26, 2024	Level 1	Level 2	Level 3
Registered investment companies	$1,617	$—	$—	$—	$1,617
Insurance contracts	42	—	—	42	—
	$1,659	$—	$—	$42	$1,617
Non-U.S. pension benefit assets that are valued using significant unobservable inputs (Level 3) was $48 million and $42 million as of April 25, 2025 and April 26, 2024, respectively.

The Company reviews the fair value hierarchy classification on an annual basis. There were no transfers into or out of Level 3 for both the U.S. and non-U.S. pension plans during the fiscal years ended April 25, 2025 and April 26, 2024.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2025, the Company made discretionary contributions of approximately $31 million to the U.S. pension plan. Internationally, the Company contributed approximately $45 million for pension benefits during fiscal year 2025. The Company anticipates that it will make contributions of $29 million and $55 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2026. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2026 contributions will be discretionary. The Company believes that pension assets, returns on invested pension assets, and Company contributions will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2026	$192	$77
2027	201	71
2028	212	76
2029	219	81
2030	227	85
2031 – 2035	1,191	483
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $16 million, $16 million, and $11 million in fiscal years 2025, 2024, and 2023, respectively. The Company’s projected benefit obligation for all post-retirement benefit plans was $231 million and $235 million at April 25, 2025 and April 26, 2024, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $303 million and $308 million at April 25, 2025 and April 26, 2024, respectively. The post-retirement benefit plan assets at both April 25, 2025 and April 26, 2024 primarily comprised of equity and fixed commingled trusts, consistent with the U.S. retirement benefit plan assets outlined in the fair value leveling tables above.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance. Expense recognized under these plans was $478 million, $471 million, and $390 million in fiscal years 2025, 2024, and 2023, respectively.
16. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment. The Company determines whether a contract is a lease or contains a lease at inception date. Upon commencement, the Company recognizes a right-of-use asset and lease liability. Right-of-use assets represent the Company's right to use the underlying asset for the lease term. Lease liabilities are the Company's obligation to make the lease payments arising from a lease. As the Company’s leases typically do not provide an implicit rate, the Company’s lease liabilities are measured on a discounted basis using the Company's incremental borrowing rate. Lease terms used in the recognition of right-of-use assets and lease liabilities include only options to extend the leases that are reasonably certain to be exercised. Additionally, lease terms underlying the right-of-use assets and lease liabilities consider terminations that are reasonably certain to be executed.
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for fiscal year 2025, 2024, and 2023 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases were not material to the consolidated financial statements at April 25, 2025 or April 26, 2024 or for fiscal year 2025, 2024 and 2023. Finance lease right-of-use assets are included in propert

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

y, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at April 25, 2025 and April 26, 2024:

(in millions)	Balance Sheet Classification	April 25, 2025	April 26, 2024
Right-of-use assets	Other assets	$1,100	$1,012
Current liability	Other accrued expenses	192	183
Non-current liability	Other liabilities	918	840
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 25, 2025 and April 26, 2024:

	April 25, 2025	April 26, 2024
Weighted-average remaining lease term	8.7 Years	8.8 Years
Weighted-average discount rate	4.0%	3.4%
The following table summarizes the components of total operating lease cost for fiscal year 2025, 2024, and 2023:

	Fiscal Year
(in millions)	2025	2024	2023
Operating lease cost	$232	$232	$211
Short-term lease cost	66	41	62
Total operating lease cost	$298	$273	$273
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal year 2025, 2024, and 2023:

	Fiscal Year
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$233	$232	$210
Right-of-use assets obtained in exchange for operating lease liabilities	281	220	417

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the maturities of the Company's operating leases at April 25, 2025:

(in millions) Fiscal Year	Operating Leases
2026	$218
2027	199
2028	155
2029	119
2030	100
Thereafter	503
Total expected lease payments	1,294
Less: Imputed interest	(185)
Total lease liability	$1,109
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income for fiscal year 2025, 2024, and 2023 and the related assets and lease maturities at April 25, 2025 and April 26, 2024 were not material to the consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

17. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 29, 2022	$(209)	$(2,599)	$841	$(773)	$474	$(2,265)
Other comprehensive income (loss) before reclassifications	(78)	(240)	(596)	26	184	(704)
Reclassifications	29	—	—	6	(565)	(530)
Other comprehensive income (loss)	(49)	(240)	(596)	32	(381)	(1,234)
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive income (loss) before reclassifications	29	(846)	633	205	438	457
Reclassifications	17	—	—	7	(302)	(278)
Other comprehensive income (loss)	46	(846)	633	212	136	180
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	135	851	(1,474)	(116)	(204)	(808)
Reclassifications	14	—	—	5	(177)	(158)
Other comprehensive income (loss)	149	851	(1,474)	(110)	(381)	(966)
April 25, 2025	$(63)	$(2,835)	$(597)	$(640)	$(149)	$(4,284)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2025, 2024, and 2023 was an expense of $25 million, an expense of $4 million, and a benefit of $21 million, respectively. During fiscal years 2025, 2024, and 2023, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $3 million, $5 million and $9 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 5 for additional information.
During fiscal years 2025, 2024, and 2023, the income tax on cumulative translation adjustment was an expense of $4 million, an expense of $3 million, and a benefit of $5 million, respectively.
During fiscal year 2025, the income tax on net investment hedges was a benefit of $47 million. During fiscal years 2024 and 2023, there were no tax impacts on net investment hedges. Refer to Note 7 for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2025, 2024, and 2023 resulted in a benefit of $32 million, an expense of $79 million, and an expense of $6 million, respectively. During fiscal years 2025, 2024, and 2023, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $3 million, $2 million, and $9 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 15 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2025, 2024, and 2023 was a benefit of $33 million, an expense $103 million, and an expense of $56 million, respectively. Amounts reclassified from AOCI related to cash flow hedges included income taxes of $52 million, $66 million, and $133 million for fiscal years 2025, 2024, and 2023, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating (income) expense, net or cost of products sold. Refer to Note 7 for additional information.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder-related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. With respect to intellectual property disputes, the Company is involved in litigation relating to patents, trademarks, copyrights, trade secrets, and other intellectual property (IP) rights, and licenses, acquisitions or other agreements relating to such rights. This litigation includes, but is not limited to, alleged infringement or misappropriation of IP rights, or breach of obligations related to IP rights, or other claims asserted by competitors, individuals, or, consistent with a growing trend across technology-intensive industries, other entities created specifically to fund IP litigation. With respect to commercial disputes, antitrust and competition issues have gained increased prominence, enforcement and private litigation have increased globally, and the Company is involved in or at risk for antitrust litigation, investigations or enforcement actions regarding a range of commercial activities, including challenges to mergers and acquisition transactions, joint ventures, co-development or co-marketing arrangements, contracting practices, distribution agreements and employment agreements. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek significant monetary damages and/or royalty payments, as well as other civil or criminal remedies (including injunctions barring or restricting the sale of products that are the subject of the proceeding, placing restrictions on competitive strategies or practices, or unwinding consummated transactions), any or all of which could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. During fiscal years 2025, 2024, and 2023, the Company recognized $317 million of certain litigation charges, net, $149 million of certain litigation charges, net, and $30 million of certain litigation income, net, respectively. At April 25, 2025 and April 26, 2024, accrued litigation was approximately $0.4 billion and $0.2 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of June 11, 2025, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 9,325 individual plaintiffs, and certain plaintiffs’ law firm

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

s have advised the Company that they may file additional cases in the future. Approximately 6,950 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 1,875 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of May 28, 2025, after a number of recent dismissals, there are nine lawsuits filed on behalf of 20 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of several thousand additional claimants. Most of the filed suits are coordinated in California state court. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Antitrust Matters
Applied Medical
The Company is a defendant in civil antitrust litigation brought by Applied Medical Resources Corporation in the U.S. District Court for the Central District of California, alleging that the Company has engaged in anticompetitive and monopolistic conduct relating to its sales of advanced bipolar devices, including under contracts with group purchasing organizations. The Company has substantial legal and factual defenses and intends to defend itself vigorously. The court recently deferred trial from June 2025 until after it rules on the parties' summary judgment motions. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
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
Anti-Corruption Matters
The Company has regular and ongoing interactions with governmental agencies, and its practice is to cooperate with such inquiries. In addition, from time to time, the Company self-discloses potential concerns to governmental regulators. Like many in the medical device industry or with international operations, the Company engages in periodic discussions with the U.S. Securities and Exchange Commission, U.S. Department of Justice, and various authorities in other countries regarding certain activities in different global markets. The Company is committed to regularly evaluating and, as appropriate, strengthening its anti-corruption compliance programs and practices. Any possible future determination that certain of our operations and activities, and/or those of our third-party distributors, are not in compliance with existing laws could result in the imposition of fines, penalties, and equitable remedies in the United States or in other jurisdictions. The Company has not recorded an expense in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

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
Contract Termination with Blackstone
As described in Note 3, the Company is party to various research and development funding arrangements with Blackstone, which are subject to certain termination provisions. During fiscal year 2025, the parties negotiated a contractual dispute resolution under one of the funding arrangements. As a result, the Company recognized certain litigation charges in connection with the resolution. The Company included this accrued litigation charge in other accrued expenses on the consolidated balance sheets.
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The Tax Court reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006 whereby it generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit regarding the Tax Court opinion. The U.S. Court of Appeals issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings. The Tax Court issued its second opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. Oral argument for the Appeal occurred in May 2025.
The IRS has issued its audit reports on Medtronic, Inc. for fiscal years 2007 through 2016. Medtronic, Inc. and the IRS have reached agreement on all significant issues except for the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court matter for fiscal years 2005 and 2006.
Medtronic, Inc.’s fiscal years 2017 through 2023 U.S. federal income tax returns are currently being audited by the IRS.
Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on its U.S. federal income tax returns through fiscal year 2021. Covidien LP’s fiscal year 2023 federal income tax return is currently being audited by the IRS.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

We also enter into standby letters of credit agreements, bank guarantees, and surety bonds with financial institutions to support various performance and other obligations, as well as ongoing tax matters. As of April 25, 2025, the aggregated amount outstanding under these instruments was approximately $0.9 billion.
The Company believes the ultimate resolution of the above guarantees is not expected to have a material effect on the Company’s consolidated earnings, financial position, and/or cash flows.
19. Segment and Geographic Information
The Company has four reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, Medical Surgical Portfolio, and Diabetes Operating Unit. The chief operating decision maker (CODM) is our Chief Executive Officer (CEO) and has chosen to organize the entity based upon therapy solutions provided by each segment. The four reportable segments are strategic businesses that are managed separately, as each one develops and manufactures products and provides services oriented toward targeted therapy solutions.
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
The CODM measures and evaluates segment performance and allocates resources based on net sales and segment operating profit. Net sales include end-customer revenues from products developed, manufactured, and distributed by the segments. Significant expense categories include cost of products sold excluding amortization of intangible assets, research and development expense, and selling, general, and administrative expenses. Segment operating profit excludes certain corporate and centralized expenses not allocated to the segments, including interest income and expense, amortization of intangible assets, centralized distribution costs, currency impact of remeasurement and hedging recorded in other operating (income) expense, net, non-operating income or expense items, certain corporate charges, stock-based compensation, and other items not allocated to the segments. The CODM uses segment operating profit in the budget and forecasting process and to monitor budget and forecast variances versus actual when assessing segment performance and allocating capital resources to each segment.
The accounting policies of the segments are the same as those described in Note 1. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment. The CODM is not regularly provided with expenditures for additions to long-lived assets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Segment Operating Profit

	Fiscal Year 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$12,481	$9,846	$8,407	$2,755	$33,489
Reconciliation of revenues
Other operating segment net sales (1)					137
Other adjustments (2)					(90)
Total consolidated net sales					$33,537

Less:
Cost of products sold, excluding amortization of intangible assets	3,967	2,762	3,142	1,117	10,987
Research and development expense	931	542	606	400	2,478
Selling, general, and administrative expense	2,824	2,327	1,600	791	7,541
Other segment items (3)	(41)	31	18	(43)	(36)
Reportable segment operating profit	$4,801	$4,183	$3,042	$491	$12,518
Reconciliation of segment profit / (loss)
Other operating segment profit (1)					49
Corporate					(1,837)
Interest expense, net					(729)
Other non-operating income, net					402
Amortization of intangible assets					(1,807)
Stock-based compensation					(429)
Centralized distribution costs					(1,650)
Currency					(3)
Restructuring and associated costs					(303)
Acquisition and divestiture-related items					(124)
Certain litigation charges, net					(317)
Medical device regulations					(52)
Other adjustments (2)					(90)
Income before income taxes					$5,628

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2024
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$11,831	$9,406	$8,417	$2,488	$32,142
Reconciliation of revenues
Other operating segment net sales (1)					221
Total consolidated net sales					$32,364

Less:
Cost of products sold, excluding amortization of intangible assets	3,731	2,634	3,057	963	10,385
Research and development expense	906	556	587	402	2,452
Selling, general, and administrative expense	2,748	2,245	1,594	778	7,365
Other segment items (3)	(28)	30	9	(49)	(39)
Reportable segment operating profit	$4,474	$3,940	$3,170	$394	$11,979
Reconciliation of segment profit / (loss)
Other operating segment profit (1)					10
Corporate					(1,784)
Interest expense, net					(719)
Other non-operating income, net					412
Amortization of intangible assets					(1,693)
Stock-based compensation					(393)
Centralized distribution costs					(1,609)
Currency					68
Restructuring and associated costs					(389)
Acquisition and divestiture-related items					(777)
Certain litigation charges, net					(149)
Medical device regulations					(119)
Income before income taxes					$4,837

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2023
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$11,522	$8,959	$7,989	$2,262	$30,731
Reconciliation of revenues
Other operating segment net sales (1)					495
Total consolidated net sales					$31,227

Less:
Cost of products sold, excluding amortization of intangible assets	3,562	2,411	2,859	871	9,704
Research and development expense	815	573	543	392	2,323
Selling, general, and administrative expense	2,653	2,189	1,549	705	7,096
Other segment items (3)	(31)	74	(10)	(90)	(57)
Reportable segment operating profit	$4,522	$3,712	$3,048	$383	$11,664
Reconciliation of segment profit / (loss)
Other operating segment loss (1)					(89)
Corporate					(1,763)
Interest expense, net					(636)
Other non-operating income, net					515
Amortization of intangible assets					(1,698)
Stock-based compensation					(355)
Centralized distribution costs					(1,558)
Currency					465
Restructuring and associated costs					(647)
Acquisition and divestiture-related items					(345)
Certain litigation charges, net					30
Medical device regulations					(150)
Commitments to the Medtronic Foundation and Medtronic LABS					(70)
Income before income taxes					$5,364
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Includes incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
(3)Other segment items for each reportable segment primarily includes royalty expense. The Cardiovascular and Diabetes segments also include income from funded research and development arrangements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 25, 2025	April 26, 2024	2025	2024	2023
Cardiovascular	$16,548	$16,128	$225	$199	$209
Neuroscience	18,476	18,270	282	252	267
Medical Surgical	33,317	33,586	205	194	203
Diabetes	4,136	3,996	112	94	80
Total reportable segments	72,476	71,980	823	739	759
Other operating segment (1)	296	547	1	—	2
Corporate	18,906	17,455	229	215	238
Total	$91,680	$89,981	$1,054	$954	$999
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.
The following table presents net sales for fiscal years 2025, 2024, and 2023, and property, plant, and equipment, net at April 25, 2025 and April 26, 2024 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2025	2024	2023	April 25, 2025	April 26, 2024
Ireland	$116	$113	$98	$291	$252

United States	17,171	16,562	16,373	5,133	4,593
Rest of world	16,250	15,689	14,756	1,414	1,286
Total other countries, excluding Ireland	33,421	32,251	31,129	6,547	5,879
Total	$33,537	$32,364	$31,227	$6,837	$6,131
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2025, 2024, or 2023.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 25, 2025. The effectiveness of the Company's internal control over financial reporting as of April 25, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 25, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended April 25, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
Exchange Act Section 3(r) Disclosure
As reported in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2025, Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first quarter of fiscal year 2025, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first quarter of fiscal year 2025, in the normal course of business and consistent with the OFAC authorizations as in effect at the time, Medtronic Russia filed a total of one notification with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. These activities did not directly result in any revenues or profits for Medtronic. Medtronic did not engage in these activities during the second, third, and fourth quarters of fiscal year 2025. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2025 definitive proxy statement, which will be filed no later than 120 days after April 25, 2025.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees” and “Corporate Governance — Committees of the Board and Meetings” in the Company's Proxy Statement for our 2025 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 25, 2025, are incorporated herein by reference.
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
The following table shows the name, age, and position as of June 15, 2025 of each of our Executive Officers:

Name	Age	Position with the Company
Geoffrey S. Martha	55	Chairman and Chief Executive Officer
Ivan K. Fong	63	Executive Vice President, General Counsel and Secretary
Skip Kiil	51	Executive Vice President and President, Cardiovascular Portfolio
Michael Marinaro	54	Executive Vice President and President, Medical Surgical Portfolio and Americas
Thierry Piéton	55	Executive Vice President and Chief Financial Officer
Gregory L. Smith	61	Executive Vice President, Enterprise Operations
Brett Wall	60	Executive Vice President and President, Neuroscience Portfolio
Matthew Walter	46	Senior Vice President, Chief Human Resources Officer
Geoffrey S. Martha, age 55, is Chairman and Chief Executive Officer of Medtronic. Mr. Martha assumed the role of CEO on April 27, 2020 and became Chairman of the Board on December 11, 2020. He served as President from November 2019 through April 2020 and joined the Board of Directors in November 2019. Previously, Mr. Martha was Executive Vice President and President, Restorative Therapies Group, a role he held since August 2015, and he was Senior Vice President of Strategy and Business Development of the Company beginning in January 2015 and of Medtronic, Inc. beginning in August 2011. Prior thereto, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Ivan K. Fong, age 63, has been Executive Vice President, General Counsel and Secretary of Medtronic since February 2022. Prior to that, he held several leadership positions at 3M Company from 2012 to 2022, including Executive Vice President, Chief Legal and Policy Officer and Secretary. Prior to joining 3M Company, Mr. Fong served as General Counsel of the U.S. Department of Homeland Security from 2009 to 2012. Prior to his role with the U.S. Government, he was Chief Legal Officer and Secretary for Cardinal Health, Inc from 2005 to 2009.
Skip Kiil, age 51, became Executive Vice President and President of Medtronic's Cardiovascular Portfolio in May 2025. Prior to that role, he was Senior Vice President and President of the Cranial & Spinal Technologies operating unit since joining Medtronic in 2022. Previously, Mr. Kiil served as President of Global Orthopaedics at Smith & Nephew from 2018 to 2021 and Executive Vice President and President of Global Commercial Operations at NuVasive from 2017 to 2018.
Michael Marinaro, age 54, has been Executive Vice President and President of Medtronic’s Medical Surgical Portfolio and Americas since February 2024. He became Executive Vice President in January 2023, and he served as President of the Surgical Operating Unit from February 2023 to February 2024. Mr. Marinaro previously served as Senior Vice President and President of Surgical Robotics and, prior thereto, as President of the Cardiac Rhythm Management operating unit. Mr. Marinaro joined Medtronic in 2000 and has led numerous businesses across the company during that time.
Thierry Piéton, age 55, has been Executive Vice President and Chief Financial Officer of Medtronic since March 2025. Previously, he served as Chief Financial Officer of Renault Group (Paris) from March 2022 to February 2025, and he was Senior Vice President, Deputy

Chief Financial Officer and Group Controller, Renault Group and Chief Financial Officer, Renault Brand (Paris) from June 2016 to February 2022. Prior thereto, he was Senior Vice President Administration and Finance Europe, Nissan Motor Co, Ltd (Switzerland) from 2014 to 2016, and Chief Financial Officer of Energy Management/Power Conversion, General Electric (Paris) from 2011 to 2014. He served as Chief Financial Officer, GE Oil and Gas Global Services (Florence, Italy) from 2007 to 2011.
Gregory Smith, age 61, is Executive Vice President, Enterprise Operations, a position he has held since April 2021. Prior to joining Medtronic, he was Executive Vice President of U.S. Supply Chain at Walmart. In addition, Mr. Smith served as Senior Vice President, Global Operations at The Goodyear Tire & Rubber Company, and held leadership roles at ConAgra Foods, United Signature Foods, VDK Frozen Foods and Quaker Oats.
Brett Wall, age 60, is Executive Vice President and President of Medtronic’s Neuroscience Portfolio. Mr. Wall previously served as Senior Vice President and President of the Brain Therapies division of Medtronic within the Restorative Therapies Group from March 2016 to November 2019. Prior to that, Mr. Wall served as Senior Vice President and President of Medtronic’s Neurovascular business. Prior to joining Medtronic, he served as Covidien’s Senior Vice President and President of Neurovascular as well as Senior Vice President and President of the International Vascular Therapies business for Covidien. Mr. Wall also served as Senior Vice President and President, International at ev3, Inc. From 2000 to 2008, Brett held various marketing and sales positions with ev3, Inc. and Micro Therapeutics, Inc. Mr. Wall has also worked at Boston Scientific as Director of Marketing, Cardiovascular, Asia Pacific and Marketing Manager, Japan, from September 1995 to September 2000.
Matthew Walter, age 46, has been Senior Vice President, Chief Human Resources Officer of Medtronic since June 2023. He served as Vice President Human Resources of Global Operations and Supply Chain from 2021 to 2023, and previously as Vice President Human Resources of the Diabetes operating unit from 2018 to 2021, and the Coronary and Structural Heart division from 2016 to 2018. Mr. Walter led Talent Management, Organizational Effectiveness, and Executive Development from 2015 to 2016, and he served as Senior Director, Talent Management and Leadership Development upon joining Medtronic in 2014. Prior thereto, he held various leadership roles at Best Buy and Bank of America.
Item 11. Executive Compensation
The information required by Item 11 will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the headings “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation and Talent Committee Report,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 25, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the headings “Share Ownership Information — Significant Shareholders,” “Share Ownership Information — Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 25, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the headings “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 25, 2025.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the headings “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 25, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts — fiscal years ended April 25, 2025, April 26, 2024, and April 28, 2023.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions				Deductions
	Balance at Beginning of Fiscal Year	Charges to Income		Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts and credit losses:
Fiscal year ended April 25, 2025	$173	$123		$—		$(97)	(a)	$199
Fiscal year ended April 26, 2024	176	90		—		(93)	(a)	173
Fiscal year ended April 28, 2023	230	73		—		(127)	(a)	176

Deferred tax valuation allowance:
Fiscal year ended April 25, 2025	$13,271	$151		$9	(d)	$(195)	(c)	$12,668
						(567)	(e)
Fiscal year ended April 26, 2024	11,311	1,522		3	(b)	(108)	(c)	13,271
		545	(e)	(2)	(d)
Fiscal year ended April 28, 2023	6,583	4,779		39	(b)	(63)	(c)	11,311
				1	(d)	(27)	(e)

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

10.3
Term Loan Agreement, dated as of May 12, 2020, among Medtronic Global Holdings S.C.A., Medtronic, Inc., Medtronic PLC, the Lenders party thereto and Mizuho Bank, LTD., as Administrative Agent (incorporated by reference to Exhibit 10.01 to Medtronic plc’s Current Report on Form 8-K, filed on May 12, 2020, File No. 001-36820).

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

*10.9
Letter Agreement by and between Medtronic, Inc. and Thierry Piéton dated December 24, 2024 (incorporate by reference to Exhibit 10.1 to Medtronic, plc's Quarterly Report on Form 10-Q, filed on February 25, 2025).

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

*10.12	Amendment to the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.13
2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.14	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.15
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed on March 7, 2005, File No. 001-07707).

*10.16
Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 29, 2005, filed on June 29, 2005, File No. 001-07707).

*10.17
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.24 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.18
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (incorporated by reference to Exhibit 10.25 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 28, 2006, filed on June 28, 2006, File No. 001-07707).

*10.19
Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed on December 4, 2007, File No. 001-07707).

*10.20
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed on December 4, 2007, File No. 001-07707).

*10.21
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2008, filed on June 24, 2008, File No. 001-07707).

*10.22
Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2008, filed on June 24, 2008, File No. 001-07707).

*10.23
Israeli Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on March 4, 2008, File No. 001-07707).

*10.24
2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed on December 9, 2009, File No. 001-07707).

*10.25	Amendment to the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.26
Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.27
Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed on September 3, 2008, File No. 001-07707).

*10.28
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

*10.30
Terms of Non-Employee Director Compensation under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.42 to Medtronic, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2012, filed on June 26, 2012, File No. 001-07707).

*10.31
Form of Non-Employee Director Deferred Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.32
Form of Non-Employee Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.65 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2015, filed on June 23, 2015, File No. 001-36820).

*10.33
Israeli Amendment to the Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.10 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.34
Form of Restricted Stock Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc's Quarterly Report on Form 10-K for the quarter ended July 28, 2017, filed on September 1, 2017, File No. 001-36820).

*10.35
Medtronic plc Amended and Restated 2013 Stock Award and Incentive Plan (as amended and restated generally effective December 8, 2017) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on December 12, 2017, File No. 001-36820).

*10.36
Form of Non-qualified Stock Option Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.37
Form of Restricted Stock Unit Award Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.51 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.38
Form of Restricted Stock Award Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.52 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820)

*10.39
Form of Long Term Performance Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.40
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.31 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.41
Form of Performance Share Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.42
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

*10.44
Form of Restricted Stock Unit Award Agreement (U.S. Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.45
Form of Restricted Stock Unit Award Agreement (Non-U.S. Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.46
Form of Restricted Stock Unit Award Agreement (Time-Based) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.47
Form of Restricted Stock Unit Award Agreement (Israeli-Employees) under 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.8 to Medtronic, Inc.’s Current Report on Form 8-K, filed on August 27, 2013, File No. 001-07707).

*10.48
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.48 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.49
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.49 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.50
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

*10.52
Form of Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.53
Form of Restricted Stock Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.54 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2015, filed on February 27, 2015, File No. 001-36820).

*10.54
Form of Restricted Stock Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.69 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2020, filed on June 19, 2020, File No. 001-36820).

*10.55
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.70 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2020, filed on June 19, 2020, File No. 001-36820).

*10.56
Medtronic plc Incentive Plan (as amended and restated effective January 26, 2015) (incorporated by reference to Exhibit 10.11 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.57
Medtronic plc Supplemental Executive Retirement Plan (as restated generally effective January 26, 2015) (incorporated by reference to Exhibit 10.15 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.58
Medtronic Non-Qualified Retirement Plan Supplemental (restated November 6, 2020, and formerly known as the Supplemental Executive Retirement Plan) (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.59
Medtronic plc Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.22 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.60
Medtronic plc Puerto Rico Employees’ Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.23 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.61
Medtronic plc Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 10.13 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.62
Capital Accumulation Plan Deferral Program (as amended and restated generally effective January 1, 2017) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2016, filed on December 5, 2016, File No. 001-36820).

*10.63
Amended and Restated Covidien Supplemental Savings and Retirement Plan (restated November 6, 2020) (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.64
Medtronic Capital Accumulation Plan Deferral Program (restated November 6, 2020) (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

10.65
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

*10.66
Medtronic Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2017) (Conformed through the Amendment generally effective as of January 1, 2022) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.67
2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.68
Performance Share Unit Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.69
Non-Qualified Stock Option Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.70
Restricted Stock Unit Award Agreement for awards vesting 100% on the third anniversary of the grant date - 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.71
Restricted Stock Unit Award Agreement for awards vesting ratably on the first, second, third, and fourth anniversary of the grant date - 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

10.72
Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022 (incorporated by reference to Exhibit 10.1 to Medtronic plc's Quarterly Report on Form 10-Q for the quarter ended January 27, 2023, filed on March 1, 2023, File No. 001-36820).

10.73
Annex I to Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022 (incorporated by reference to Exhibit 10.2 to Medtronic plc's Quarterly Report on Form 10-Q for the quarter ended January 27, 2023, filed on March 1, 2023, File No. 001-36820).

10.74
Amendment No. 2 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2020 (incorporated by reference to Exhibit 10.85 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 28, 2023, filed on June 22, 2023, File No. 001-36820).

10.75
Medtronic Nonqualified Retirement Plan Supplement dated as of April 28, 2023 (incorporated by reference to Exhibit 10.86 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 28, 2023, filed on June 22, 2023, File No. 001-36820)

*10.76
Performance Share Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.77
Restricted Stock Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.78
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

*10.80	Medtronic plc 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K filed on October 23, 2023, File No. 001-36820).

#10.81	Medtronic Nonqualified Retirement Plan Supplement (as amended and restated effective March 3, 2025)

#19	Medtronic plc Global Insider Trading Policy

#21	List of Subsidiaries of Medtronic plc.

#22	List of Senior Notes, Issuers and Guarantors.

#23	Consent of Independent Registered Public Accounting Firm.

#24	Power of Attorney.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#97	Medtronic plc Policy For The Recovery of Erroneously Awarded Compensation

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Medtronic plc

Dated: June 20, 2025	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Medtronic plc

Dated: June 20, 2025	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 20, 2025	By:	/s/ Thierry Piéton
Thierry Piéton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 20, 2025	By:	/s/ Denise L. Blomquist
Denise L. Blomquist
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

Dated: June 20, 2025	By:	/s/ Ivan K. Fong
Ivan K. Fong