Form 10-Q
period 2025-07-25
Medtronic plc
filed 2025-08-26
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 25, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of August 20, 2025, 1,282,685,882 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 25, 2025	July 26, 2024
Net sales	$8,578	$7,915
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	3,001	2,761
Research and development expense	726	676
Selling, general, and administrative expense	2,806	2,655
Amortization of intangible assets	459	414
Restructuring charges, net	45	47
Certain litigation charges, net	27	81
Other operating expense, net	70	1
Operating profit	1,445	1,278
Other non-operating income, net	(33)	(157)
Interest expense, net	176	167
Income before income taxes	1,302	1,268
Income tax provision	255	220
Net income	1,047	1,049
Net income attributable to noncontrolling interests	(7)	(6)
Net income attributable to Medtronic	$1,040	$1,042
Basic earnings per share	$0.81	$0.81
Diluted earnings per share	$0.81	$0.80
Basic weighted average shares outstanding	1,281.6	1,293.3
Diluted weighted average shares outstanding	1,287.1	1,296.5
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Net income	$1,047	$1,049
Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	19	76
Translation adjustment	349	102
Net investment hedges	(559)	(206)
Net change in retirement obligations	1	1
Unrealized loss on cash flow hedges	(128)	(66)
Other comprehensive loss	(318)	(92)
Comprehensive income including noncontrolling interests	729	957
Comprehensive income attributable to noncontrolling interests	(8)	(6)
Comprehensive income attributable to Medtronic	$720	$950
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	July 25, 2025	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,273	$2,218
Investments	6,848	6,747
Accounts receivable, less allowances and credit losses of $204 and $199, respectively	6,263	6,515
Inventories	5,886	5,476
Other current assets	2,952	2,858
Total current assets	23,223	23,814
Property, plant, and equipment, net	7,006	6,837
Goodwill	42,007	41,737
Other intangible assets, net	11,223	11,667
Tax assets	3,929	4,040
Other assets	3,585	3,584
Total assets	$90,972	$91,680
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$2,430	$2,874
Accounts payable	2,555	2,449
Accrued compensation	2,017	2,514
Accrued income taxes	933	1,358
Other accrued expenses	3,596	3,683
Total current liabilities	11,530	12,879
Long-term debt	26,179	25,642
Accrued compensation and retirement benefits	1,179	1,158
Accrued income taxes	1,722	1,574
Deferred tax liabilities	416	403
Other liabilities	1,813	1,769
Total liabilities	42,839	43,424
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,281,869,213 and 1,281,934,628 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,891	20,833
Retained earnings	31,606	31,476
Accumulated other comprehensive loss	(4,604)	(4,284)
Total shareholders’ equity	47,893	48,024
Noncontrolling interests	240	232
Total equity	48,133	48,256
Total liabilities and equity	$90,972	$91,680
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 25, 2025	1,282	$—	$20,833	$31,476	$(4,284)	$48,024	$232	$48,256
Net income	—	—	—	1,040	—	1,040	7	1,047
Other comprehensive (loss) income	—	—	—	—	(319)	(319)	1	(318)
Dividends to shareholders ($0.71 per ordinary share)	—	—	—	(910)	—	(910)	—	(910)
Issuance of shares under stock purchase and award plans	1	—	93	—	—	93	—	93
Repurchase of ordinary shares	(1)	—	(120)	—	—	(120)	—	(120)
Stock-based compensation	—	—	86	—	—	86	—	86
July 25, 2025	1,282	$—	$20,891	$31,606	$(4,604)	$47,893	$240	$48,133

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	1,042	—	1,042	6	1,049
Other comprehensive loss	—	—	—	—	(92)	(92)	—	(92)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(898)	—	(898)	—	(898)
Issuance of shares under stock purchase and award plans	1	—	87	—	—	87	—	87
Repurchase of ordinary shares	(30)	—	(2,489)	—	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	83	—	—	83	—	83
July 26, 2024	1,282	$—	$20,810	$30,547	$(3,410)	$47,947	$213	$48,160
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Operating Activities:
Net income	$1,047	$1,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	748	662
Provision for credit losses	28	18
Deferred income taxes	167	88
Stock-based compensation	86	83
Other, net	159	(9)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	288	110
Inventories	(373)	(217)
Accounts payable and accrued liabilities	(598)	(604)
Other operating assets and liabilities	(464)	(194)
Net cash provided by operating activities	1,088	986
Investing Activities:
Additions to property, plant, and equipment	(504)	(520)
Purchases of investments	(2,100)	(1,879)
Sales and maturities of investments	2,010	2,157
Other investing activities, net	(125)	(17)
Net cash used in investing activities	(719)	(259)
Financing Activities:
Change in current debt obligations, net	649	(624)
Issuance of long-term debt	—	3,209
Payments on long-term debt	(1,162)	—
Dividends to shareholders	(910)	(898)
Issuance of ordinary shares	95	89
Repurchase of ordinary shares	(123)	(2,492)
Other financing activities, net	70	(15)
Net cash used in financing activities	(1,381)	(731)
Effect of exchange rate changes on cash and cash equivalents	67	31
Net change in cash and cash equivalents	(945)	27
Cash and cash equivalents at beginning of period	2,218	1,284
Cash and cash equivalents at end of period	$1,273	$1,311

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$402	$394
Interest	81	119

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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2025. The Company’s fiscal years 2026, 2025, and 2024 will end or ended on April 24, 2026, April 25, 2025, and April 26, 2024, respectively.
There have been no material changes to our significant accounting policies, as disclosed in Note 1 included in the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 2025.
In May 2025, the Company announced its intent to separate the Diabetes business, with the intention to create a new independent, publicly traded company. The separation is expected to be completed within 18 months of the initial announcement.
2. New Accounting Pronouncements
Recently Adopted Accounting Standards
For the three months ended July 25, 2025, there have been no newly adopted accounting pronouncements that materially impact our consolidated financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 2025 for pronouncements recently adopted.
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
The table below illustrates net sales by segment and division and by market geography for the three months ended July 25, 2025 and July 26, 2024. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	Worldwide
	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Cardiac Rhythm & Heart Failure	$1,712	$1,535
Structural Heart & Aortic	930	856
Coronary & Peripheral Vascular	643	616
Cardiovascular	3,285	3,007
Cranial & Spinal Technologies	1,211	1,147
Specialty Therapies	702	713
Neuromodulation	504	457
Neuroscience	2,416	2,317
Surgical & Endoscopy	1,612	1,544
Acute Care & Monitoring	471	452
Medical Surgical	2,083	1,996
Diabetes	721	647
Reportable segment net sales	8,506	7,967
Other operating segment(1)	33	38
Other adjustments(2)	39	(90)
Total net sales	$8,578	$7,915

	U.S.		International
	Three months ended
(in millions)	July 25, 2025	July 26, 2024	July 25, 2025	July 26, 2024
Cardiovascular	$1,479	$1,403	$1,806	$1,604
Neuroscience	1,624	1,565	792	752
Medical Surgical	884	881	1,199	1,115
Diabetes	217	215	504	432
Reportable segment net sales	4,205	4,064	4,301	3,903
Other operating segment(1)	20	18	14	19
Other adjustments(2)	—	—	39	(90)
Total net sales	$4,224	$4,082	$4,354	$3,832
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
The amount of revenue recognized is reduced by sales rebates, distributor chargebacks, and returns. Adjustments to rebates, distributor chargebacks, and returns reserves are recorded as increases or decreases to revenue. At July 25, 2025, $952 million of rebates were

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

classified as other accrued expenses, and $683 million of distributor chargebacks were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 25, 2025, $983 million of rebates were classified as other accrued expenses, and $680 million of distributor chargebacks were classified as a reduction of accounts receivable in the consolidated balance sheet. During the three months ended July 26, 2024, the Company recognized $90 million of incremental Italian payback accruals resulting from the July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015. During the three months ended July 25, 2025, the Company decreased its accrual for the Italian payback by $39 million resulting from the June 30, 2025 legislative decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. The changes in estimates related to the Italian payback accruals were recognized as adjustments to net sales in the consolidated statements of income. Refer to Note 16 for additional information. Other adjustments to variable consideration during the three months ended July 25, 2025 and July 26, 2024 were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at July 25, 2025 and April 25, 2025 was $442 million and $446 million, respectively. At July 25, 2025 and April 25, 2025, $352 million and $354 million was included in other accrued expenses, respectively, and $91 million and $92 million was included in other liabilities, respectively. During the three months ended July 25, 2025, the Company recognized $135 million of revenue that was included in deferred revenue as of April 25, 2025. During the three months ended July 26, 2024, the Company recognized $108 million of revenue that was included in deferred revenue as of April 26, 2024.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 25, 2025, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.4 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions, Dispositions, and Funded Research and Development Arrangements
Acquisition Activity
During the three months ended July 25, 2025, the Company had no acquisitions that were accounted for as business combinations. During the fiscal year ended April 25, 2025 the Company had acquisitions that were accounted for as business combinations. For the three months ended July 25, 2025 and the fiscal year ended April 25, 2025, purchase price allocation adjustments were not significant.
Fiscal Year 2025
The acquisition date fair value of net assets acquired during fiscal year 2025 was $128 million, consisting of $159 million of assets acquired and $31 million of liabilities assumed. Assets acquired were primarily comprised of $108 million of goodwill and $50 million of IPR&D. The goodwill is not deductible for tax purposes. The Company recognized $20 million of non-cash contingent consideration liabilities in connection with these business combinations during fiscal year 2025, which were comprised of other milestone-based payments.
Funded Research and Development Arrangements
The Company has entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, "Blackstone") to receive funding related to the development of certain products within the Cardiovascular Portfolio and Diabetes Operating Unit. As there is substantive and genuine transfer of risk to Blackstone, the development funding is recognized by Medtronic as an obligation to perform contractual services. The Company recognizes the funding as income within other operating expense, net as the research and development costs are incurred and funding payments become due. Under these arrangements, the Company recognized income of $36 million and $38 million during the three months ended July 25, 2025 and July 26, 2024, respectively. As of July 25, 2025, the Company is eligible to receive additional funding of $355 million under these arrangements.
Following potential U.S. regulatory approval and commercial launch of each product covered by the Blackstone agreements, Blackstone will earn a combination of fixed regulatory and commercial milestone payments up to $1.2 billion and royalties based on percent of sales of such products. Under certain termination provisions, the Company's payment obligation will survive, and in certain termination circumstances, a payment to Blackstone of a multiple of the funded amounts may be required. At the time of executing these contracts, the occurrence of such circumstances was deemed to be remote.
5. Restructuring Charges
Restructuring, associated, and other costs for the three months ended July 25, 2025 and July 26, 2024 were $67 million and $62 million respectively, which primarily related to employee termination benefits provided to employees who have been involuntarily terminated and facility related and contract termination costs.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the classification of restructuring, associated, and other costs in the consolidated statements of income:

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Cost of products sold	$16	$9
Selling, general, and administrative expenses	5	5
Restructuring charges, net	45	47
Total restructuring, associated, and other costs	$67	$62
The following table summarizes the activity for the three months ended July 25, 2025:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 25, 2025	$132	$18	$150
Charges	52	21	73
Cash payments	(70)	(25)	(95)
Settled non-cash	—	(2)	(2)
Accrual adjustments(1)	(7)	—	(7)
July 25, 2025	$107	$12	$119
(1)Accrual adjustments primarily relate to certain employees identified for termination finding other positions within the Company.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at July 25, 2025 and April 25, 2025:

	July 25, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$476	$—	$(6)	$469	$469	$—
Level 2:
Corporate debt securities	3,628	23	(25)	3,626	3,626	—
U.S. government and agency securities	803	—	(18)	785	785	—
Mortgage-backed securities	897	4	(26)	875	875	—
Non-U.S. government and agency securities	6	—	—	6	6	—
Other asset-backed securities	1,066	6	(6)	1,066	1,066	—
Total Level 2	6,400	33	(76)	6,357	6,357	—
Level 3:
Auction rate securities	36	—	(2)	34	—	34
Total available-for-sale debt securities	$6,911	$33	$(84)	$6,860	$6,827	$34

	April 25, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$417	$—	$(7)	$410	$410	$—
Level 2:
Corporate debt securities	3,540	17	(36)	3,521	3,521	—
U.S. government and agency securities	835	—	(20)	814	814	—
Mortgage-backed securities	948	4	(29)	923	923	—
Non-U.S. government and agency securities	6	—	—	6	6	—
Other asset-backed securities	1,044	5	(6)	1,044	1,044	—
Total Level 2	6,373	26	(91)	6,308	6,308	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,826	$26	$(100)	$6,752	$6,719	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 25, 2025 and April 25, 2025:

	July 25, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$606	$(7)	$977	$(18)
U.S. government and agency securities	127	(1)	669	(23)
Mortgage-backed securities	2	(1)	540	(25)
Other asset-backed securities	—	—	213	(6)
Auction rate securities	—	—	34	(2)
Total	$735	$(9)	$2,433	$(75)

	April 25, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$702	$(7)	$1,235	$(29)
U.S. government and agency securities	110	(1)	641	(25)
Mortgage-backed securities	2	(1)	614	(28)
Other asset-backed securities	—	—	469	(6)
Auction rate securities	—	—	33	(3)
Total	$814	$(9)	$2,993	$(91)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended July 25, 2025 and July 26, 2024. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Gains and losses on available-for-sale debt securities are recognized in other non-operating income, net in the consolidated statements of income. During the three months ended July 25, 2025 and July 26, 2024, gross realized gains and losses on available-for-sale debt securities were not significant. During the three months ended July 25, 2025 and July 26, 2024, proceeds from sales of available-for-sale debt securities were $2.0 billion and $2.2 billion, respectively.
The contractual maturities of available-for-sale debt securities at July 25, 2025 are shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,432	$1,423
Due after one year through five years	3,037	3,016
Due after five years through ten years	1,105	1,109
Due after ten years	1,337	1,312
Total	$6,911	$6,860
Interest income, which includes income on marketable debt securities and the global liquidity structures, is recognized in other non-operating income, net, in the consolidated statements of income. During the three months ended July 25, 2025 and July 26, 2024, there was $120 million and $112 million, respectively, of interest income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Equity Securities, Equity Method Investments, and Other Investments
The following table summarizes the Company's equity and other investments at July 25, 2025 and April 25, 2025, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	July 25, 2025	April 25, 2025
Investments with readily determinable fair value (marketable equity securities)	$20	$17
Investments for which the fair value option has been elected	50	140
Investments without readily determinable fair values	697	705
Equity method and other investments	83	89
Total equity and other investments	$850	$951
Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the three months ended July 25, 2025, there were $87 million of net unrealized losses on equity securities and other investments still held at July 25, 2025. During the three months ended July 26, 2024, there were $17 million of net unrealized gains on equity securities and other investments still held at July 26, 2024.
Mozarc Medical Investment
In May 2022, the Company and DaVita Inc. (DaVita) entered into a definitive agreement for the Company to sell half of its RCS business, and in April 2023, completed the transaction. This sale was part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. At closing, the Company retained a 50% non-controlling equity interest in Mozarc valued at $307 million. Although the equity investment provides the Company with the ability to exercise significant influence over Mozarc, the Company has elected the fair value option to account for this equity investment. The Company believes the fair value option best reflects the economics of the underlying transaction.
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the three months ended July 25, 2025, the Company recognized a loss of $90 million primarily driven by historical financial results and projections of future cash flows. During the three months ended July 26, 2024, the change in fair value was not significant.
The following table provides a reconciliation of the beginning and ending balances of the Mozarc investment for which the fair value option has been elected:

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Beginning Balance	$140	$311
Change in fair value	(90)	—
Ending Balance	$50	$311
7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. There was $649 million of commercial paper outstanding at July 25, 2025. During the three months ended July 25, 2025, the commercial paper outstanding had a weighted average original maturity of 13 days and a weighted average interest rate of 4.43 percent. There was no commercial paper outstanding at April 25, 2025. During fiscal year 2025, the weighted average original maturity of the commercial paper outstanding was approximately 13 days and the weighted average interest rate was 5.02 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At July 25, 2025 and April 25, 2025, no amounts were outstanding under the Credit Facility.

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
Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 25, 2025	April 25, 2025
Current debt obligations	2026 - 2027	$2,430	$2,874

Long-term debt
1.125 percent eight-year 2019 senior notes	2027	1,762	1,714
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,175	1,142
0.375 percent eight-year 2020 senior notes	2029	1,175	1,142
3.650 percent five-year 2024 senior notes	2030	999	971
1.625 percent twelve-year 2019 senior notes	2031	1,175	1,142
1.000 percent twelve-year 2019 senior notes	2032	1,175	1,142
3.125 percent nine-year 2022 senior notes	2032	1,175	1,142
0.750 percent twelve-year 2020 senior notes	2033	1,175	1,142
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,175	1,142
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
3.875 percent twelve-year 2024 senior notes	2037	999	971
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,175	1,142
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,175	1,142
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,175	1,142
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.150 percent nineteen-year 2024 senior notes	2044	705	685
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
1.750 percent thirty-year 2019 senior notes	2050	1,175	1,142
1.625 percent thirty-year 2020 senior notes	2051	1,175	1,142
4.150 percent twenty-nine-year 2024 senior notes	2054	822	800
Finance lease obligations	2027 - 2040	51	52
Debt discount, net	2027 - 2054	(61)	(59)
Deferred financing costs	2027 - 2054	(113)	(117)
Total long-term debt		$26,179	$25,642
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures is recognized in interest expense, net in the consolidated statements of income. During the three months ended July 25, 2025 and July 26, 2024, there was $217 million of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures.

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
In June 2024, Medtronic Inc. issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal year 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.
Financial Instruments Not Measured at Fair Value
At July 25, 2025, the estimated fair value of the Company’s Senior Notes was $25.6 billion compared to a principal value of $28.1 billion. At April 25, 2025, the estimated fair value was $26.2 billion compared to a principal value of $28.6 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
8. Derivatives and Currency Exchange Risk Management
The Company uses derivative instruments and foreign currency denominated debt to manage the impact that currency exchange rate and interest rate changes have on reported financial statements. The Company does not enter into derivative contracts for speculative purposes.
Fair Value Hedges
In fiscal year 2025, the Company began using foreign currency forward contracts designated as fair value hedges to manage its exposure to changes in the fair value of a fixed-rate debt obligation. The contracts matured during the first quarter of fiscal year 2026.
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating expense, net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge and were not significant for the three months ended July 25, 2025 and July 26, 2024. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
The Company's cash flow hedges will mature within the subsequent two-year period. At July 25, 2025 and April 25, 2025, the Company had $276 million and $149 million in after-tax unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $154 million of after-tax net unrealized losses at July 25, 2025 will be recognized in the consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three months ended July 25, 2025 and July 26, 2024, the Company recognized $45 million and $50 million, respectively, of after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	July 25, 2025	April 25, 2025
Currency exchange rate contracts	Fair value hedge	$—	$1.1
Currency exchange rate contracts	Cash flow hedge	10.4	10.6
Currency exchange rate contracts(1)	Net investment hedge	6.6	8.0
Foreign currency-denominated debt(2)	Net investment hedge	21.1	20.6
Currency exchange rate contracts	Undesignated	4.2	3.9
(1)At July 25, 2025, includes derivative contracts with a notional value of €4.0 billion, or $4.7 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥286 billion, or $2.0 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2027 through 2033.
(2)At July 25, 2025, includes €18.0 billion, or $21.1 billion, of outstanding Euro-denominated debt designated as hedges of a portion of our net investment in foreign operations. This debt matures in fiscal years 2026 through 2054.

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three months ended July 25, 2025 and July 26, 2024 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss		(Gain) Loss Reclassified into Income

	Three months ended		Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 25, 2025	July 26, 2024	July 25, 2025	July 26, 2024
Fair value hedges
Currency exchange rate contracts	$1	$—	$(20)	$(1)	Other operating expense, net
Cash flow hedges
Currency exchange rate contracts	97	43	20	(36)	Other operating expense, net
Currency exchange rate contracts	38	(20)	(19)	(17)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	582	246	—	—	N/A
Currency exchange rate contracts	(1)	(41)	—	—	N/A
Total	$717	$229	$(18)	$(55)

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three months ended July 25, 2025 and July 26, 2024 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 25, 2025	July 26, 2024
Currency exchange rate contracts	$(2)	$(8)	Other operating expense, net
Balance Sheet Presentation
The following table summarizes the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at July 25, 2025 and April 25, 2025. The fair value amounts are presented on a gross basis, and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	July 25, 2025	April 25, 2025	Balance Sheet Classification	July 25, 2025	April 25, 2025	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$133	$269	Other current assets	$271	$200	Other accrued expenses
Currency exchange rate contracts	159	57	Other assets	245	196	Other liabilities
Total derivatives designated as hedging instruments	293	326		516	396
Derivatives not designated as hedging instruments
Currency exchange rate contracts	17	7	Other current assets	7	5	Other accrued expenses
Total return swaps	26	—	Other current assets	—	16	Other accrued expenses
Total derivatives not designated as hedging instruments	43	7		7	21
Total derivatives	$335	$334		$523	$417
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 25, 2025		April 25, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$309	$523	$334	$401
Level 2	26	—	—	16
Total	$335	$523	$334	$417
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

	July 25, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$309	$(181)	$—	$128
Total return swaps	26	—	—	26
	335	(181)	—	154
Derivative liabilities:
Currency exchange rate contracts	(523)	181	194	(148)
Total	$(188)	$—	$194	$6

	April 25, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$334	$(195)	$—	$139
Derivative liabilities:
Currency exchange rate contracts	(401)	195	125	(82)
Total return swaps	(16)	—	—	(16)
	(417)	195	125	(97)
Total	$(84)	$—	$125	$42
9. Inventories
Inventory balances were as follows:

(in millions)	July 25, 2025	April 25, 2025
Finished goods	$4,022	$3,779
Work-in-process	792	744
Raw materials	1,072	953
Total	$5,886	$5,476
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 25, 2025	$8,017	$11,716	$19,748	$2,255	$41,737
Currency translation	28	38	203	—	269
July 25, 2025	$8,045	$11,754	$19,952	$2,255	$42,007
No goodwill impairment was recognized during the three months ended July 25, 2025 and July 26, 2024.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 25, 2025		April 25, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,561	$(9,892)	$16,550	$(9,650)
Purchased technology and patents	11,615	(7,736)	11,600	(7,514)
Trademarks and tradenames	422	(286)	421	(283)
Other	356	(107)	355	(101)
Total	$28,954	$(18,021)	$28,925	$(17,547)
Indefinite-lived:
IPR&D	$290	$—	$289	$—
The Company did not recognize any definite-lived or indefinite-lived intangible asset impairment charges during the three months ended July 25, 2025 and July 26, 2024. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 25, 2025 was $459 million, including $45 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio. Intangible asset amortization expense for the three months ended July 26, 2024 was $414 million. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at July 25, 2025, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2026	$1,303
2027	1,605
2028	1,555
2029	1,477
2030	1,345
2031	1,267
11. Income Taxes
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026 and the impact for the three months ended July 25, 2025 was not significant.
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
The Company's effective tax rate for the three months ended July 25, 2025 was 19.6% as compared to 17.4% for the three months ended July 26, 2024. The increase in the effective tax rate for the three months ended July 25, 2025 primarily relates to an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction.
At both July 25, 2025 and April 25, 2025, the Company's gross unrecognized tax benefits were $2.9 billion. In addition, the Company had accrued gross interest and penalties of $99 million at July 25, 2025. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.7 billion would impact the Company’s effective tax rate. At July 25, 2025 and April 25, 2025, the amount of the

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $2.0 billion and $1.9 billion, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 25, 2025	July 26, 2024
Numerator:
Net income attributable to ordinary shareholders	$1,040	$1,042
Denominator:
Basic – weighted average shares outstanding	1,281.6	1,293.3
Effect of dilutive securities:
Employee stock options	0.2	0.5
Employee restricted stock units	3.1	2.0
Employee performance share units	2.2	0.8
Diluted – weighted average shares outstanding	1,287.1	1,296.5
Basic earnings per share	$0.81	$0.81
Diluted earnings per share	$0.81	$0.80
The calculation of weighted average diluted shares outstanding excludes stock awards of approximately 24 million and 27 million ordinary shares for the three months ended July 25, 2025 and July 26, 2024, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three months ended July 25, 2025 and July 26, 2024:

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Stock options	$10	$13
Restricted stock	49	43
Performance share units	16	15
Employee stock purchase plan	11	12
Total stock-based compensation expense	$86	$83

Cost of products sold	$10	$9
Research and development expense	11	10
Selling, general, and administrative expense	65	64
Total stock-based compensation expense	86	83
Income tax benefits	(15)	(13)
Total stock-based compensation expense, net of tax	$71	$70
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three months ended July 25, 2025 and July 26, 2024:

	U.S.		Non-U.S.
	Three months ended
(in millions)	July 25, 2025	July 26, 2024	July 25, 2025	July 26, 2024
Service cost	$12	$13	$11	$11
Interest cost	42	43	12	13
Expected return on plan assets	(64)	(66)	(18)	(17)
Amortization of prior service cost	(1)	(1)	—	—
Amortization of net actuarial loss	5	4	1	—
Net periodic benefit (credit) cost	$(6)	$(7)	$6	$7
Components of net periodic benefit (credit) cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 25, 2025	$(63)	$(2,835)	$(597)	$(640)	$(149)	$(4,284)
Other comprehensive income (loss) before reclassifications	18	348	(559)	(1)	(134)	(327)
Reclassifications	1	—	—	2	5	8
Other comprehensive income (loss)	19	348	(559)	1	(128)	(319)
July 25, 2025	$(44)	$(2,487)	$(1,156)	$(641)	$(276)	$(4,604)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	70	102	(206)	—	(27)	(60)
Reclassifications	6	—	—	1	(39)	(32)
Other comprehensive income (loss)	76	102	(206)	1	(66)	(92)
July 26, 2024	$(136)	$(3,584)	$672	$(529)	$165	$(3,410)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during the three months ended July 25, 2025 and July 26, 2024 was an expense of $4 million and $14 million, respectively. During the three months ended July 25, 2025 and July 26, 2024, realized gains and losses on investment securities reclassified from AOCI were reduced by an insignificant amount of income taxes. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the three months ended July 25, 2025 and July 26, 2024, there was no income tax on cumulative translation adjustments.
The income tax on net investment hedges in other comprehensive income before reclassifications during the three months ended July 25, 2025 and July 26, 2024, was a benefit of $23 million and $4 million, respectively. Refer to Note 8 to the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. During the three months ended July 25, 2025, the tax impact on retirement obligations in other comprehensive income before reclassifications was not significant. During the three months ended July 26, 2024, there were no tax impacts on retirement obligations in other comprehensive income before reclassifications. During the three months ended July 25, 2025 and July 26, 2024, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by an insignificant amount of income taxes. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during the three months ended July 25, 2025 and July 26, 2024, was a benefit of $1 million and an expense $3 million, respectively. During the three months ended July 25, 2025 and July 26, 2024, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $3 million and $14 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense, net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. The Company recognized $27 million and $81 million of certain litigation charges during the three months ended July 25, 2025, and July 26, 2024, respectively. At July 25, 2025 and April 25, 2025, accrued litigation was approximately $0.2 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Intellectual Property Matters
Colibri
The Company is a defendant in patent litigation brought by Colibri Heart Valve LLC (Colibri) in the U.S. District Court for the Central District of California. Colibri alleges infringement of one patent by the Company’s Evolut family of transcatheter aortic valve replacement devices. The patent asserted by Colibri has expired. On February 8, 2023, a jury returned a verdict against the Company for approximately $106 million. In July 2023, the Company filed its appeal with the U.S. Court of Appeals for the Federal Circuit. On July 18, 2025, the U.S. Court of Appeals for the Federal Circuit ruled in favor of the Company and reversed the lower court, vacating the jury verdict and ruling that Medtronic did not infringe the Colibri patent. The Company will continue to monitor the case until all additional appellate periods have expired.
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of July 30, 2025, the Company and certain of its

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 9,350 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 6,950 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 1,900 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of August 4, 2025, after a number of recent dismissals, there are nine lawsuits filed on behalf of 20 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of several thousand additional claimants. Most of the filed suits are coordinated in California state court. The Company recognized certain litigation charges in the first quarter of fiscal year 2026 in connection with these matters, and the Company's accrued expenses for these matters are included within accrued litigation as of July 25, 2025 as discussed above.
Antitrust Matters
Applied Medical
The Company is a defendant in civil antitrust litigation brought by Applied Medical Resources Corporation in the U.S. District Court for the Central District of California, alleging that the Company has engaged in anticompetitive and monopolistic conduct relating to its sales of advanced bipolar devices, including under contracts with group purchasing organizations. On August 15, 2025, the court denied the Company's motion for summary judgment concluding that there are disputed factual issues to be resolved at trial. The court has not yet set a trial date. The Company has substantial legal and factual defenses and intends to defend itself vigorously. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
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
In July 2024, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. Therefore, the Company increased its liability pertaining to certain prior years since 2015 by $90 million during the three months ended July 26, 2024, as a reduction to net sales in the consolidated statements of income.
In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. The decree was formalized into law in August 2025. As a result, the Company decreased its liability pertaining to these years by $39 million during the three months ended July 25, 2025, as an increase to net sales in the consolidated statements of income. Litigation before Italian Courts is still pending for years 2019 and beyond, as such, it is possible that the amount of the Company’s liability could materially differ from the amount currently accrued.
Contract Termination with Blackstone
As described in Note 4, the Company is party to various research and development funding arrangements with Blackstone, which are subject to certain termination provisions. During fiscal year 2025, the parties negotiated a contractual dispute resolution under one of the funding arrangements. As a result, the Company recognized certain litigation charges in connection with the resolution and included the accrued litigation charge in other accrued expenses on the consolidated balance sheets as of April 25, 2025. Termination charges related to one of the Blackstone Agreements were paid in the first quarter of fiscal year 2026.
Mallinckrodt Bankruptcy Litigation
Certain of the Company’s affiliates are defendants in a lawsuit brought by a trust created in the bankruptcy of Mallinckrodt PLC (the “Trust”) in Delaware bankruptcy court. The Trust claims that Covidien spun off its pharmaceuticals business, Mallinckrodt, in 2013 to avoid potential liability relating to opioids. In January 2024, the Delaware bankruptcy court granted in part and denied in part an early-stage motion to dismiss all claims, finding that the claims alleging actual fraudulent transfer and alter ego or related liability could go forward, while dismissing the claims alleging constructive fraudulent transfer and breaches of fiduciary duty. In August 2025, the court granted in part and denied in part a motion for summary judgment filed by the Company’s affiliates arguing the Trust’s claims should be dismissed as a matter of law based on application of a safe harbor provision of the bankruptcy code. The case will now proceed to discovery into the merits of the Trust’s intentional fraudulent transfer and related claims. The Company’s affiliates believe they have substantial legal and factual defenses and intend to defend themselves vigorously. The Company has not recorded a liability in connection with this matter because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
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
We also enter into standby letters of credit agreements, bank guarantees, and surety bonds with financial institutions to support various performance and other obligations, as well as ongoing tax matters. As of July 25, 2025, the aggregated amount outstanding under these instruments was approximately $1.2 billion.
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
Segment operating profit excludes interest income and expense, amortization of intangible assets, currency impact of remeasurement and hedging recorded in other operating expense, net, non-operating income or expense items, and other items not allocated to the segments. During the first quarter of fiscal year 2026, the segment operating profit utilized by the CODM to evaluate segment performance and allocate resources changed to include allocations of certain corporate expenses, stock-based compensation, and centralized distribution expenses. For the three months ended July 26, 2024, segment operating profit includes allocations of $0.9 billion of corporate, stock-based compensation and centralized distribution expenses that were previously excluded from segment operating profit. Prior period information has been recast to conform to the current classification.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 2025. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended July 25, 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$3,285	$2,416	$2,083	$721	$8,506
Reconciliation of revenues
Other operating segment net sales (1)					33
Other adjustments (2)					39
Total consolidated net sales					$8,578

Less:
Cost of products sold, excluding amortization of intangible assets	1,132	721	814	304	2,972
Research and development expense	280	157	169	120	725
Selling, general, and administrative expense	1,060	831	605	274	2,771
Other segment items (3)	(15)	2	1	(3)	(15)
Reportable segment operating profit	$828	$705	$494	$26	$2,053
Reconciliation of segment profit / (loss)
Other operating segment profit (1)					11
Currency and other					(47)
Interest expense, net					(176)
Other non-operating income, net					33
Amortization of intangible assets					(459)
Restructuring and associated costs					(67)
Acquisition and divestiture-related items					(58)
Certain litigation charges, net					(27)
Other adjustments (2)					39
Income before income taxes					$1,302

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended July 26, 2024
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$3,007	$2,317	$1,996	$647	$7,967
Reconciliation of revenues
Other operating segment net sales (1)					38
Other adjustments (2)					(90)
Total consolidated net sales					$7,915

Less:
Cost of products sold, excluding amortization of intangible assets	998	657	778	272	2,706
Research and development expense	257	153	162	101	673
Selling, general, and administrative expense	978	808	591	259	2,637
Other segment items (3)	(6)	11	5	(9)	1
Reportable segment operating profit	$780	$687	$459	$24	$1,950
Reconciliation of segment profit / (loss)
Other operating segment profit (1)					13
Currency and other					(10)
Interest expense, net					(167)
Other non-operating income, net					157
Amortization of intangible assets					(414)
Restructuring and associated costs					(62)
Acquisition and divestiture-related items					(12)
Certain litigation charges, net					(81)
Medical device regulations					(14)
Other adjustments (2)					(90)
Income before income taxes					$1,268
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Includes adjustments to the Company's Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.
(3)Other segment items for the Cardiovascular, Neuroscience, and Medical Surgical segments include royalty expense. The Cardiovascular segment for both periods and the Diabetes segment for the three months ended July 26, 2024 also include income from funded research and development arrangements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Total Assets

(in millions)	July 25, 2025	April 25, 2025
Cardiovascular	$16,573	$16,548
Neuroscience	18,433	18,476
Medical Surgical	33,326	33,317
Diabetes	4,209	4,136
Total reportable segments	72,542	72,476
Other operating segment (1)	202	296
Corporate	18,228	18,906
Total	$90,972	$91,680
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
Depreciation Expense

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Cardiovascular	$64	$55
Neuroscience	77	65
Medical Surgical	54	49
Diabetes	31	24
Total reportable segments	225	194
Corporate	64	53
Total	$289	$248
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 25, 2025 and July 26, 2024 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Ireland	$33	$30

United States	4,224	4,082
Rest of world	4,321	3,803
Total other countries, excluding Ireland	8,545	7,885
Total	$8,578	$7,915

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 25, 2025. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three months ended July 25, 2025. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The following is a summary of net sales, diluted earnings per share, and operating cash flow for the three months ended July 25, 2025 and July 26, 2024:

NET SALES
(in billions)

$8.6
$7.9
July 25, 2025
July 26, 2024

$8.6B
GAAP

Net sales increased as most businesses experienced growth, with strong performance in Pulsed Field Ablation, Transcatheter Valves, Neuromodulation, Diabetes, and Leadless Pacing. In addition, the increase was driven by changes in the Italian payback accruals and impacts of foreign currency fluctuations.

DILUTED EPS

GAAP
Non-GAAP
$0.81
$1.26
$0.80
$1.23
July 25, 2025
July 26, 2024

$0.81
GAAP

$1.26
Non-GAAP

Diluted EPS increased $0.01 or 1.3% primarily due to an increase in net sales largely offset by an increase in selling, general, and administrative expense due to new product launches and commercialization activities, and net losses on minority investments in the current year.

Non-GAAP Diluted EPS increased $0.03 or 2.4% primarily due to an increase in net sales largely offset by an increase in selling, general, and administrative expense due to new product launches and commercialization activities.

OPERATING CASH FLOW
(in billions)

$1.1
$1.0
July 25, 2025
July 26, 2024

$1.1B
GAAP

Operating cash flow increased $0.1 billion primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in cash paid to suppliers and increase in cash paid for certain litigation.

GAAP to Non-GAAP Reconciliations(1)
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended July 25, 2025 and July 26, 2024:

	Three months ended July 25, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,302	$255	$1,040	$0.81	19.6%
Non-GAAP Adjustments:
Amortization of intangible assets(1)	459	85	374	0.29	18.5
Restructuring and associated costs(2)	67	15	51	0.04	22.4
Acquisition and divestiture-related items(3)	58	10	48	0.04	17.2
Certain litigation charges, net	27	6	21	0.02	22.2
(Gain)/loss on minority investments(4)	113	7	107	0.08	6.2
Other(5)	(39)	(8)	(30)	(0.02)	20.5%
Certain tax adjustments, net	—	(16)	16	0.01	—
Non-GAAP	$1,987	$354	$1,626	$1.26	17.8%

	Three months ended July 26, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,268	$220	$1,042	$0.80	17.4%
Non-GAAP Adjustments:
Amortization of intangible assets	414	75	340	0.26	18.1
Restructuring and associated costs(2)	62	12	51	0.04	19.4
Acquisition and divestiture-related items(3)	12	1	11	0.01	8.3
Certain litigation charges, net	81	13	68	0.05	16.0
(Gain)/loss on minority investments(4)	(17)	—	(17)	(0.01)	—
Medical device regulations(6)	14	3	11	0.01	21.4
Other(5)	90	20	70	0.05	22.2
Certain tax adjustments, net	—	(17)	17	0.01	—
Non-GAAP	$1,925	$327	$1,592	$1.23	17.0%
(1)The Company recognized $45 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio.
(2)The charges primarily relate to employee termination benefits and facility related and contract termination costs.
(3)The charges primarily include business combination costs, changes in fair value of contingent consideration, and exit of business-related charges. For the three months ended July 25, 2025, exit of business-related charges primarily relate to the impending separation of the Diabetes business and costs associated with the Company's June 2021 decision to stop the distribution and sale of the Medtronic HVAD System.
(4)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(5)Reflects adjustments to the Company's Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.
(6)The charges represent incremental costs of complying with the new European Union (E.U.) medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs.

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

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Net cash provided by operating activities	$1,088	$986
Additions to property, plant, and equipment	(504)	(520)
Free cash flow	$584	$466
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
•Recent developments in global trade policy have introduced new uncertainties for our business. The U.S., China, and other jurisdictions have recently imposed or proposed additional tariffs on imported goods. Based on current rates as of August 19, 2025, we estimate the pre-tax net tariff impact to be $185 million in fiscal year 2026, with the majority recognized in the consolidated statements of income in the second half of the fiscal year. The actual amount could vary based on changes in tariff rates, duration of tariffs, scope of tariffs, and potential countermeasures or mitigation actions. The impact of the tariffs on the financial results for the three months ended July 25, 2025 was not material. While we are taking proactive steps to mitigate the effects of these tariffs, the evolving nature of international trade policy continues to present a risk to our cost structure and financial performance. Further escalation or expansion of trade barriers could have a material adverse effect on our results of operations.
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having and could continue to have impacts on revenue and supply chain. The financial impact of the conflict for the three months ended July 25, 2025, including on accounts receivable and inventory reserves, was not material. For the three months ended July 25, 2025, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets.
•Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial and operational impact of the conflict for the three months ended July 25, 2025, including on accounts receivable and inventory reserves, was not material. As of July 25, 2025, the Company had 6 facilities and approximately 1,300 employees in Israel and the business of the Company represented less than 1% of the Company's consolidated revenues and assets.

NET SALES
The charts below illustrate the percent of net sales by segment for the three months ended July 25, 2025 and July 26, 2024:

The table below illustrates net sales by segment and division and market geography for the three months ended July 25, 2025 and July 26, 2024:

	Three months ended
(in millions)	July 25, 2025	July 26, 2024	% Change
Cardiac Rhythm & Heart Failure	$1,712	$1,535	12%
Structural Heart & Aortic	930	856	9
Coronary & Peripheral Vascular	643	616	5
Cardiovascular	3,285	3,007	9
Cranial & Spinal Technologies	1,211	1,147	6
Specialty Therapies	702	713	(2)
Neuromodulation	504	457	10
Neuroscience	2,416	2,317	4
Surgical & Endoscopy	1,612	1,544	4
Acute Care & Monitoring	471	452	4
Medical Surgical	2,083	1,996	4
Diabetes	721	647	12
Reportable segment net sales	8,506	7,967	7
Other operating segment(1)	33	38	(13)
Other adjustments(2)	39	(90)	(143)
Total net sales	$8,578	$7,915	8%

	U.S.			International
	Three months ended			Three months ended
(in millions)	July 25, 2025	July 26, 2024	% Change	July 25, 2025	July 26, 2024	% Change
Cardiovascular	$1,479	$1,403	6%	$1,806	$1,604	13%
Neuroscience	1,624	1,565	4	792	752	5
Medical Surgical	884	881	—	1,199	1,115	8
Diabetes	217	215	1	504	432	17
Reportable segment net sales	4,205	4,064	4	4,301	3,903	10
Other operating segment(1)	20	18	6	14	19	(26)
Other adjustments(2)	—	—	—	39	(90)	(143)
Total net sales	$4,224	$4,082	4%	$4,354	$3,832	14%
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
The increase in net sales for the three months ended July 25, 2025, as compared to the corresponding period in the prior fiscal year, was driven primarily by growth in most businesses, including strong growth in Cardiac Ablation Solutions, TAVR, Neuromodulation, Diabetes, and Cardiac Pacing Therapies. In addition, the net sales increase was driven by impacts of foreign currency fluctuations and changes in estimates relating to our Italian payback accrual resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025 and formalized into law in August 2025 for certain prior years since 2015. For the three months ended July 25, 2025, the impact of the Italian payback adjustment was an increase to net sales of $39 million as compared to a decrease in net sales of $90 million for the three months ended July 26, 2024.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products, and renal denervation systems for the treatment of hypertension. Cardiovascular also includes Care Management Services and Cath Lab Managed Services

(CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three months ended July 25, 2025 was $3.3 billion, an increase of 9 percent, as compared to the corresponding period in the prior fiscal year, resulting from growth across most businesses and the impacts of foreign currency fluctuations.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended July 25, 2025 and July 26, 2024:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three months ended July 25, 2025 increased 12 percent as compared to the corresponding period in the prior fiscal year. Cardiac Ablation Solutions experienced strong growth in PulseSelect and Affera Sphere-9 pulsed field ablation with partially offsetting declines in cryoablation. The net sales increase within Cardiac Rhythm Management was driven by growth in Micra leadless pacemakers, Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system, SelectSure 3830 lead, and TYRX.
Structural Heart & Aortic (SHA) net sales for the three months ended July 25, 2025 increased 9 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by continued growth in Structural Heart from Evolut FX+ TAVR system and in Cardiac Surgery driven by growth in Perfusion and Surgical Valves.
Coronary & Peripheral Vascular (CPV) net sales for the three months ended July 25, 2025 increased 5 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by growth in the Symplicity Spyral renal denervation system, guide catheters and balloons, as well as growth in Peripheral Vascular Health from endovenous.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued global penetration of our Micra transcatheter pacing portfolio.
•Continued acceptance and growth from the Azure XT and Azure S SureScan pacing systems and the 3830 lead.
•Global adoption of Aurora EV-ICD.
•Growth of the Cobalt and Crome portfolio of ICDs and CRT-Ds.
•Growth of the CRT-P quadripolar pacing system.
•Continued growth and utilization of the TYRX Envelope for implantable devices.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, including the Contego carotid stent system, Liberant mechanical thrombectomy system, and Affera Sphere-360 pulsed field ablation single-shot catheter.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three months ended July 25, 2025 was $2.4 billion, an increase of 4 percent, as compared to the corresponding period in the prior fiscal year, resulting from growth in Neuromodulation, Core Spine, and Neurosurgery, and the impacts of foreign currency fluctuations.
The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended July 25, 2025 and July 26, 2024:

Cranial & Spinal Technologies (CST) net sales for the three months ended July 25, 2025 increased 6 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine and Neurosurgery.
Specialty Therapies (Specialty) net sales for the three months ended July 25, 2025 decreased 2 percent as compared to the corresponding period in the prior fiscal year. The net sales decrease was driven by impacts from tender pricing in China and the Pipeline Vantage recall for Neurovascular, partially offset by international growth in ENT for Head & Neck.
Neuromodulation (NM) net sales for the three months ended July 25, 2025 increased 10 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by the Inceptiv closed-loop spinal cord stimulator, the continued launch of the Percept RC deep brain neurostimulator, and Interventional.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
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
•Continued growth of commercially available Pipeline Embolization Devices, endovascular treatments for certain wide-necked brain aneurysms.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include the hemorrhagic stroke intravascular device, our next-generation spine enabling technologies, the tibial bladder control stimulator, and the percutaneous tibial neuromodulation system.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three months ended July 25, 2025 was $2.1 billion, an increase of 4 percent, as compared to the corresponding period in the prior fiscal year, resulting from growth in Advanced Energy, General Surgical Technologies, Acute Care & Monitoring, Endoscopy, and the impacts of foreign currency fluctuations.

The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended July 25, 2025 and July 26, 2024:
Surgical & Endoscopy (SE) net sales for the three months ended July 25, 2025 increased 4 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to continued adoption of the LigaSure vessel sealing technology in addition to growth in ProGrip self-gripping polyester mesh, Electrosurgery, and Esophageal. The net sales increase was partially offset by Advanced Stapling due to pressures on the U.S. bariatric segment and continued shifts to robotic surgery.
Acute Care & Monitoring (ACM) net sales for the three months ended July 25, 2025 increased 4 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to growth in Nellcor pulse oximetry.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Medical Surgical could be affected by the following:
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

•Global adoption of robotic-assisted surgery and the safe and effective use of the Hugo robotic assisted surgery (RAS) system, including system reliability and acceptability, for urologic, bariatric, gynecologic, hernia, and general surgery procedures. This includes continued integration and adoption of Touch Surgery Enterprise with the first artificial intelligence powered surgical videos and analytics platform to make it easier to train and discover new techniques within the robotics platform. The Hugo RAS system, which received CE Mark in October 2021, as well as secured additional regulatory approvals outside the U.S., is designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per procedure cost. LigaSure RAS vessel-sealing technology received CE Mark in July 2025, expanding Hugo RAS system capabilities for gynecologic, general, and urologic procedures.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., the adoption of AI in Endoscopy and Digital Surgical Technologies, Signia powered stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three months ended July 25, 2025 was $721 million, an increase of 12 percent as compared to the corresponding period in the prior fiscal year. The increase in net sales was primarily driven by strong international growth due to the continued adoption of the MiniMed 780G AID system, including the Simplera Sync and Guardian 4 CGM sensors and Extended Infusion Sets, and the impacts of foreign currency fluctuations.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•The pending separation of the Diabetes business from the Company. In May 2025, the Company announced its intent to separate the Diabetes Operating Unit into a new standalone company, and its expectation to complete the separation within 18 months from the announcement date.
•Continued acceptance and growth for the MiniMed 780G insulin pump system, which is powered by SmartGuard technology and features the added benefits of meal detection technology that automatically adjusts and corrects sugar levels every five minutes. The global adoption of our AID systems has resulted in strong sensor attachment rates. The MiniMed 780G insulin pump system with the Guardian 4 Sensor is available in the U.S., and the MiniMed 780G insulin pump system with Simplera Sync received U.S. FDA approval in April 2025 and CE Mark in early January 2024. The MiniMed 780G insulin pump system received CE Mark in July 2025 for expanded indications in children as young as two, during pregnancy and for type 2 diabetes.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three months ended July 25, 2025 and July 26, 2024:
Cost of Products Sold Cost of products sold for the three months ended July 25, 2025 was $3.0 billion as compared to $2.8 billion for the corresponding period in the prior fiscal year. The slight increase in cost of products sold as a percentage of net sales was primarily due to changes in product mix, partially offset by changes in the Italian payback accruals impacting net sales.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three months ended July 25, 2025 was $726 million as compared to $676 million for the corresponding period in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and divestiture-related costs. Selling, general, and administrative expense for the three months ended July 25, 2025 was $2.8 billion as compared to $2.7 billion for the corresponding period in the prior fiscal year. The increase in selling, general, and administrative expense was primarily due to new product launches and commercialization activities.
The following is a summary of other costs and expenses (income):

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Amortization of intangible assets	$459	$414
Restructuring charges, net	45	47
Certain litigation charges, net	27	81
Other operating expense, net	70	1
Other non-operating income, net	(33)	(157)
Interest expense, net	176	167
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of customer relationships, purchased technology and patents, trademarks, tradenames, and other intangible assets.
For the three months ended July 25, 2025, the Company recognized $45 million of accelerated amortization on certain intangible assets within the Cardiovascular Segment.

Restructuring Charges, Net For the three months ended July 25, 2025 and July 26, 2024, restructuring costs primarily consist of employee termination benefits and facility related and contract termination costs.
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
For the three months ended July 25, 2025, the increase in other operating expense, net was largely driven by the net impact of currency remeasurement and our hedging programs resulting in a net loss of $62 million as compared to a net loss of $6 million in the corresponding period in the prior fiscal year.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities and our global liquidity structures.
Interest income was $120 million and $112 million for the three months ended July 25, 2025 and July 26, 2024, respectively. For the three months ended July 25, 2025, net losses on minority investments were $113 million as compared to net gains of $17 million for the corresponding period in the prior fiscal year.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, global liquidity structures, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
For the three months ended July 25, 2025, the increase in interest expense, net was not significant.
INCOME TAXES

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Income tax provision	$255	$220
Income before income taxes	1,302	1,268
Effective tax rate	19.6%	17.4%

Non-GAAP income tax provision	$354	$327
Non-GAAP income before income taxes	1,987	1,925
Non-GAAP Nominal Tax Rate	17.8%	17.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(1.8)%	(0.4)%
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026. The impact for the three months ended July 25, 2025 was not significant, and impacts to fiscal year 2026 and beyond are not expected to be significant.
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
Our effective tax rate for the three months ended July 25, 2025 was 19.6% as compared to 17.4% for the three months ended July 26, 2024. The increase in the effective tax rate primarily relates to an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction.

Our Non-GAAP Nominal Tax Rate for the three months ended July 25, 2025 was 17.8% as compared to 17.0% for the three months ended July 26, 2024. The increase in our Non-GAAP Nominal Tax Rate was primarily due to the impact of the Pillar Two global minimum tax. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three months ended July 25, 2025 of approximately $20 million.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of July 25, 2025 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 25, 2025	July 26, 2024
Cash provided by (used in):
Operating activities	$1,088	$986
Investing activities	(719)	(259)
Financing activities	(1,381)	(731)
Effect of exchange rate changes on cash and cash equivalents	67	31
Net change in cash and cash equivalents	$(945)	$27
Operating Activities The $102 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in certain litigation payments and cash paid to suppliers.
Investing Activities The $460 million increase in cash used was primarily attributable to an increase in net purchases of investments of $368 million.
Financing Activities There was a $650 million increase in net cash used during the three months ended July 25, 2025 as compared to the corresponding period in the prior fiscal year. In July 2025, the Company repaid at maturity €1.0 billion of Medtronic Luxco Senior Notes for $1.2 billion of total consideration. The repayment was partially offset by an increase in current debt obligations of $649 million as compared to a decrease of $624 million in the prior year. In the corresponding period in the prior fiscal year, Medtronic Inc. issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion. Additionally, there was a $2.4 billion decrease in net share repurchases during the three months ended July 25, 2025 as compared to the corresponding period in the prior fiscal year. For more information on Senior Notes issued, refer to the Debt and Capital section below.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at July 25, 2025 was $28.6 billion as compared to $28.5 billion at April 25, 2025. The increase in total debt was primarily driven by the increase in commercial paper outstanding and impact of foreign exchange rates on our foreign currency denominated debt, partially offset by the repayment of Euro-denominated Senior Notes discussed in the Financing Activities section above.
In June 2024, Medtronic Inc. issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal year 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.

We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three months ended July 25, 2025, the Company repurchased a total of 1 million shares under this program at an average price of $86.22. At July 25, 2025, we had approximately $2.0 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2025.
Liquidity
Our liquidity sources at July 25, 2025 included $1.3 billion of cash and cash equivalents and $6.8 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At July 25, 2025 and April 25, 2025, we had $649 million and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2029. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At July 25, 2025 and April 25, 2025, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	July 25, 2025	April 25, 2025
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at July 25, 2025 were unchanged as compared to the ratings at April 25, 2025. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations during the first quarter of fiscal year 2026; there have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 25, 2025.

ACQUISITIONS AND DISPOSITIONS
Information regarding acquisitions and disposition activity is included in Note 4 to the current period's consolidated financial statements. In May 2025, we announced our intent to separate the Diabetes business, with the intention to create a new independent, publicly traded company. The separation is expected to be completed within 18 months of the initial announcement.
GOODWILL
Information regarding goodwill is included in Note 10 to the current period's consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2025.
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
As of July 25, 2025, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the three months ended July 25, 2025 and summarized balance sheet information at July 25, 2025 and April 25, 2025 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the three months ended July 25, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$750	$—
Operating profit (loss)	93	(29)
Loss before income taxes	(20)	(24)
Net loss attributable to Medtronic	(37)	(20)
The summarized balance sheet information at July 25, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$18,786	$4,330
Total noncurrent assets(4)	14,839	8,307
Total current liabilities(5)	25,969	10,138
Total noncurrent liabilities(6)	38,361	26,033
Noncontrolling interests	240	240
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
(3)Includes receivables due from non-guarantor subsidiaries of $15.4 billion and $1.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $8.3 billion and $8.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $21.4 billion and $7.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $10.0 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

The summarized balance sheet information at April 25, 2025 was as follows:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports of Medtronic plc, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to: our growth and growth strategies; developments in the markets for our products, therapies and services; financial results; product development launches and effectiveness; research and development strategy; regulatory approvals; competitive strengths; the potential or anticipated direct or indirect impact of public health crises, geopolitical conflicts, or changing governmental executive actions and regulations (including relating to global trade policies, enforcement priorities and compliance requirements), on our business, results of operations and/or financial condition; restructuring and cost-saving initiatives; intellectual property rights; litigation and tax matters; governmental proceedings and investigations; mergers, acquisitions, and divestitures; market acceptance of our products, therapies and services; accounting estimates; financing activities; ongoing contractual obligations; working capital adequacy; the value of our investments; our effective tax rate; our expected returns to shareholders; and sales efforts. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding: our ability to drive long-term shareholder value; development and future launches of products and continued or future acceptance of products, therapies and services in our segments; expected timing for completion of research studies relating to our products; integration of new technologies, including artificial intelligence (AI) and data analytics, into our products, therapies and services; market positioning and performance of our products, including stabilization of certain product markets; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; our ability to meet growing demand for our existing products; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding the potential impact of changing governmental executive actions and regulations (including relating to global trade policies, enforcement priorities, and compliance requirements), on our business; our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures; our expectations regarding changes to patient standards of care; our ability to identify and maintain successful business partnerships; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and governmental proceedings and investigations; general economic conditions; the adequacy of available working capital and our working capital needs; our payment of dividends and redemption of shares; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; our human capital management with respect to our global workforce; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 25, 2025 and April 25, 2025 was $21.2 billion and $23.6 billion, respectively. At July 25, 2025, these contracts were in a net unrealized loss position of $214 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 25, 2025 and April 25, 2025 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.6 billion. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 25, 2025 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at July 25, 2025 and April 25, 2025, indicates that the fair value of these instruments would correspondingly change by $82 million and $74 million, respectively.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended July 25, 2025, the Company implemented a new financial close and consolidation system. The controls were updated to reflect these changes. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2026:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
4/26/2025-5/23/2025	479,600	$84.23	479,600	$2,087,333,109
5/24/2025-6/27/2025	534,800	85.70	534,800	2,041,501,300
6/28/2025-7/25/2025	379,500	89.49	379,500	2,007,540,460
Total	1,393,900	$86.22	1,393,900	$2,007,540,460
In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Exchange Act Section 3(r) Disclosure
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first quarter of fiscal year 2026, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first quarter of fiscal year 2026 ending July 25, 2025, in the normal course of business and consistent with the Office of Foreign Assets Control ("OFAC") authorizations as in effect at the time, Medtronic Russia filed five notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. This activity did not directly result in any revenues or profits for Medtronic. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended July 25, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

Medtronic plc
(Registrant)

Date:	August 26, 2025	/s/ Denise L. Blomquist
Denise L. Blomquist
Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)