Form 10-Q
period 2025-10-24
Medtronic plc
filed 2025-11-25
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 24, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File Number 001-36820
®

Medtronic plc
(Exact name of registrant as specified in its charter)

Ireland	98-1183488
(State of incorporation)	(I.R.S. Employer Identification No.)
Building Two, Parkmore Business Park West
Galway, Ireland
(Address of principal executive offices)
+353 1 438-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	MDT	New York Stock Exchange
1.125% Senior Notes due 2027	MDT/27	New York Stock Exchange
0.375% Senior Notes due 2028	MDT/28	New York Stock Exchange
3.000% Senior Notes due 2028	MDT/28A	New York Stock Exchange
3.650% Senior Notes due 2029	MDT/29	New York Stock Exchange
2.950% Senior Notes due 2030	MDT/30	New York Stock Exchange
1.625% Senior Notes due 2031	MDT/31	New York Stock Exchange
1.000% Senior Notes due 2031	MDT/31A	New York Stock Exchange
3.125% Senior Notes due 2031	MDT/31B	New York Stock Exchange
0.750% Senior Notes due 2032	MDT/32	New York Stock Exchange
3.375% Senior Notes due 2034	MDT/34	New York Stock Exchange
3.875% Senior Notes due 2036	MDT/36	New York Stock Exchange
2.250% Senior Notes due 2039	MDT/39A	New York Stock Exchange
1.500% Senior Notes due 2039	MDT/39B	New York Stock Exchange
1.375% Senior Notes due 2040	MDT/40A	New York Stock Exchange
4.150% Senior Notes due 2043	MDT/43A	New York Stock Exchange
4.200% Senior Notes due 2045	MDT/45	New York Stock Exchange
1.750% Senior Notes due 2049	MDT/49	New York Stock Exchange
1.625% Senior Notes due 2050	MDT/50	New York Stock Exchange
4.150% Senior Notes due 2053	MDT/53	New York Stock Exchange

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
Yes ☐ No ☒
As of November 19, 2025, 1,282,014,208 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
(in millions, except per share data)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Net sales	$8,961	$8,403	$17,539	$16,318
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	3,061	2,946	6,062	5,707
Research and development expense	754	697	1,480	1,373
Selling, general, and administrative expense	2,965	2,757	5,772	5,412
Amortization of intangible assets	463	413	922	827
Restructuring charges, net	10	30	55	77
Certain litigation charges, net	—	—	27	81
Other operating expense (income), net	22	(34)	92	(33)
Operating profit	1,686	1,595	3,130	2,873
Other non-operating income, net	(92)	(173)	(125)	(330)
Interest expense, net	181	209	357	376
Income before income taxes	1,597	1,559	2,898	2,827
Income tax provision	215	281	470	500
Net income	1,381	1,278	2,428	2,327
Net income attributable to noncontrolling interests	(7)	(9)	(14)	(15)
Net income attributable to Medtronic	$1,374	$1,270	$2,414	$2,312
Basic earnings per share	$1.07	$0.99	$1.88	$1.79
Diluted earnings per share	$1.07	$0.99	$1.87	$1.79
Basic weighted average shares outstanding	1,282.0	1,282.4	1,281.8	1,288.6
Diluted weighted average shares outstanding	1,288.0	1,286.9	1,287.5	1,292.5
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Net income	$1,381	$1,278	$2,428	$2,327
Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	55	35	74	111
Translation adjustment	(257)	116	92	218
Net investment hedges	357	35	(202)	(170)
Net change in retirement obligations	3	—	4	1
Unrealized gain (loss) on cash flow hedges	167	(27)	39	(93)
Other comprehensive income	325	161	6	69
Comprehensive income including noncontrolling interests	1,706	1,439	2,434	2,396
Comprehensive income attributable to noncontrolling interests	(3)	(9)	(11)	(15)
Comprehensive income attributable to Medtronic	$1,703	$1,431	$2,423	$2,381
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	October 24, 2025	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$2,218
Investments	7,045	6,747
Accounts receivable, less allowances and credit losses of $200 and $199, respectively	6,389	6,515
Inventories	6,156	5,476
Other current assets	3,124	2,858
Total current assets	23,996	23,814
Property, plant, and equipment, net	7,164	6,837
Goodwill	41,811	41,737
Other intangible assets, net	10,770	11,667
Tax assets	3,857	4,040
Other assets	3,748	3,584
Total assets	$91,346	$91,680
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$1,420	$2,874
Accounts payable	2,581	2,449
Accrued compensation	2,130	2,514
Accrued income taxes	650	1,358
Other accrued expenses	3,153	3,683
Total current liabilities	9,935	12,879
Long-term debt	27,680	25,642
Accrued compensation and retirement benefits	1,184	1,158
Accrued income taxes	1,539	1,574
Deferred tax liabilities	386	403
Other liabilities	1,764	1,769
Total liabilities	42,489	43,424
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,281,984,552 and 1,281,934,628 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,857	20,833
Retained earnings	32,070	31,476
Accumulated other comprehensive loss	(4,275)	(4,284)
Total shareholders’ equity	48,652	48,024
Noncontrolling interests	204	232
Total equity	48,857	48,256
Total liabilities and equity	$91,346	$91,680
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 25, 2025	1,282	$—	$20,833	$31,476	$(4,284)	$48,024	$232	$48,256
Net income	—	—	—	1,040	—	1,040	7	1,047
Other comprehensive (loss) income	—	—	—	—	(319)	(319)	1	(318)
Dividends to shareholders ($0.71 per ordinary share)	—	—	—	(910)	—	(910)	—	(910)
Issuance of shares under stock purchase and award plans	1	—	93	—	—	93	—	93
Repurchase of ordinary shares	(1)	—	(120)	—	—	(120)	—	(120)
Stock-based compensation	—	—	86	—	—	86	—	86
July 25, 2025	1,282	$—	$20,891	$31,606	$(4,604)	$47,893	$240	$48,133
Net income	—	—	—	1,374	—	1,374	7	1,381
Other comprehensive income (loss)	—	—	—	—	329	329	(4)	325
Dividends to shareholders ($0.71 per ordinary share)	—	—	—	(910)	—	(910)	—	(910)
Issuance of shares under stock purchase and award plans	3	—	94	—	—	94	—	94
Repurchase of ordinary shares	(3)	—	(309)	—	—	(309)	—	(309)
Stock-based compensation	—	—	182	—	—	182	—	182
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(39)	(39)
October 24, 2025	1,282	$—	$20,857	$32,070	$(4,275)	$48,652	$204	$48,857

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	1,042	—	1,042	6	1,049
Other comprehensive loss	—	—	—	—	(92)	(92)	—	(92)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(898)	—	(898)	—	(898)
Issuance of shares under stock purchase and award plans	1	—	87	—	—	87	—	87
Repurchase of ordinary shares	(30)	—	(2,489)	—	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	83	—	—	83	—	83
July 26, 2024	1,282	$—	$20,810	$30,547	$(3,410)	$47,947	$213	$48,160
Net income	—	—	—	1,270	—	1,270	9	1,278
Other comprehensive income	—	—	—	—	161	161	—	161
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(897)	—	(897)	—	(897)
Issuance of shares under stock purchase and award plans	3	—	103	—	—	103	—	103
Repurchase of ordinary shares	(3)	—	(248)	—	—	(248)	—	(248)
Stock-based compensation	—	—	159	—	—	159	—	159
October 25, 2024	1,283	$—	$20,824	$30,919	$(3,250)	$48,494	$222	$48,716
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in millions)	October 24, 2025	October 25, 2024
Operating Activities:
Net income	$2,428	$2,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,493	1,337
Provision for credit losses	66	45
Deferred income taxes	160	57
Stock-based compensation	268	242
Other, net	167	(98)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	74	(181)
Inventories	(672)	(278)
Accounts payable and accrued liabilities	(780)	(707)
Other operating assets and liabilities	(1,191)	(800)
Net cash provided by operating activities	2,013	1,944
Investing Activities:
Additions to property, plant, and equipment	(972)	(924)
Purchases of investments	(4,201)	(4,019)
Sales and maturities of investments	3,958	4,338
Other investing activities, net	14	1
Net cash used in investing activities	(1,201)	(604)
Financing Activities:
Change in current debt obligations, net	1,402	(67)
Issuance of long-term debt	1,747	3,209
Payments on long-term debt	(2,930)	—
Dividends to shareholders	(1,820)	(1,795)
Issuance of ordinary shares	255	232
Repurchase of ordinary shares	(495)	(2,780)
Other financing activities, net	65	(64)
Net cash used in financing activities	(1,776)	(1,265)
Effect of exchange rate changes on cash and cash equivalents	28	35
Net change in cash and cash equivalents	(936)	110
Cash and cash equivalents at beginning of period	2,218	1,284
Cash and cash equivalents at end of period	$1,282	$1,394

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,394	$1,335
Interest	542	513

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
2. New Accounting Pronouncements
Recently Adopted Accounting Standards
During the six months ended October 24, 2025, there have been no newly adopted accounting pronouncements that materially impact our consolidated financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 2025 for pronouncements recently adopted.
Not Yet Adopted Accounting Standards
Income Taxes
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2026 for our annual report. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires tabular disclosures disaggregating certain costs and expenses within relevant income statement captions. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2028 for our annual report and for interim periods starting in fiscal year 2029. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), to increase the operability of the recognition guidance by removing all references to "project stages" and clarifying when an entity is required to start capitalizing software costs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2029, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statements.

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
The table below illustrates net sales by segment and division and by market geography for the three and six months ended October 24, 2025 and October 25, 2024. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	Worldwide
	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Cardiac Rhythm & Heart Failure	$1,825	$1,578	$3,538	$3,114
Structural Heart & Aortic	956	881	1,885	1,736
Coronary & Peripheral Vascular	655	643	1,298	1,259
Cardiovascular	3,436	3,102	6,721	6,108
Cranial & Spinal Technologies	1,299	1,234	2,509	2,382
Specialty Therapies	744	737	1,446	1,450
Neuromodulation	520	480	1,023	937
Neuroscience	2,562	2,451	4,978	4,768
Surgical & Endoscopy	1,679	1,649	3,291	3,193
Acute Care & Monitoring	493	478	964	930
Medical Surgical	2,171	2,128	4,255	4,123
Diabetes	757	686	1,478	1,333
Reportable segment net sales	8,926	8,366	17,432	16,333
Other operating segment(1)	35	37	68	75
Other adjustments(2)	—	—	39	(90)
Total net sales	$8,961	$8,403	$17,539	$16,318

	U.S.		International		U.S.		International
	Three months ended				Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Cardiovascular	$1,592	$1,434	$1,844	$1,668	$3,071	$2,836	$3,650	$3,272
Neuroscience	1,730	1,677	832	774	3,354	3,242	1,624	1,526
Medical Surgical	943	944	1,228	1,183	1,827	1,825	2,427	2,298
Diabetes	230	232	527	455	447	447	1,031	886
Reportable segment net sales	4,494	4,286	4,432	4,080	8,699	8,350	8,733	7,983
Other operating segment(1)	22	18	13	19	42	37	27	38
Other adjustments(2)	—	—	—	—	—	—	39	(90)
Total net sales	$4,516	$4,304	$4,445	$4,099	$8,741	$8,387	$8,799	$7,931
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
The amount of revenue recognized is reduced by sales rebates, distributor chargebacks, and returns. Adjustments to rebates, distributor chargebacks, and returns reserves are recorded as increases or decreases to revenue. At October 24, 2025, $1.0 billion of rebates were classified as other accrued expenses, and $689 million of distributor chargebacks were classified as a reduction of accounts receivable in the

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

consolidated balance sheet. At April 25, 2025, $983 million of rebates were classified as other accrued expenses, and $680 million of distributor chargebacks were classified as a reduction of accounts receivable in the consolidated balance sheet. During the six months ended October 25, 2024, the Company recognized $90 million of incremental Italian payback accruals resulting from the July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015. During the six months ended October 24, 2025, the Company decreased its accrual for the Italian payback by $39 million resulting from the June 30, 2025 legislative decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. The changes in estimates related to the Italian payback accruals were recognized as adjustments to net sales in the consolidated statements of income. Refer to Note 16 for additional information. Other adjustments to variable consideration during the three and six months ended October 24, 2025 and October 25, 2024 were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at October 24, 2025 and April 25, 2025 was $451 million and $446 million, respectively. At October 24, 2025 and April 25, 2025, $356 million and $354 million was included in other accrued expenses, respectively, and $95 million and $92 million was included in other liabilities, respectively. During the six months ended October 24, 2025, the Company recognized $229 million of revenue that was included in deferred revenue as of April 25, 2025. During the six months ended October 25, 2024, the Company recognized $196 million of revenue that was included in deferred revenue as of April 26, 2024.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At October 24, 2025, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.3 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions, Dispositions, and Funded Research and Development Arrangements
Acquisition Activity
During the three and six months ended October 24, 2025, the Company had no acquisitions that were accounted for as business combinations. During the fiscal year ended April 25, 2025, the Company had acquisitions that were accounted for as business combinations. For the three and six months ended October 24, 2025 and the fiscal year ended April 25, 2025, purchase price allocation adjustments were not significant.
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
Funded Research and Development Arrangements
The Company has entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, "Blackstone") to receive funding related to the development of certain products within the Cardiovascular Portfolio and Diabetes Operating Unit. As there is substantive and genuine transfer of risk to Blackstone, the development funding is recognized by Medtronic as an obligation to perform contractual services. The Company recognizes the funding as income within other operating expense (income), net as the research and development costs are incurred and funding payments become due. Under these arrangements, the Company recognized income of $37 million and $73 million during the three and six months ended October 24, 2025, respectively, and income of $46 million and $84 million during the three and six months ended October 25, 2024, respectively. As of October 24, 2025, the Company is eligible to receive additional funding of $318 million under these arrangements.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

5. Restructuring Charges
Restructuring, associated, and other costs for the three and six months ended October 24, 2025 were $13 million and $79 million, respectively, as compared to $46 million and $108 million for the three and six months ended October 25, 2024, respectively. Restructuring, associated, and other costs primarily related to employee termination benefits provided to employees who have been involuntarily terminated and facility related and contract termination costs.
The following table presents the classification of restructuring, associated, and other costs in the consolidated statements of income:

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Cost of products sold	$—	$11	$16	$20
Selling, general, and administrative expenses	3	6	8	11
Restructuring charges, net	10	30	55	77
Total restructuring, associated, and other costs	$13	$46	$79	$108
The following table summarizes the activity for the six months ended October 24, 2025:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 25, 2025	$132	$18	$150
Charges	67	25	92
Cash payments	(146)	(29)	(175)
Settled non-cash	—	(2)	(2)
Accrual adjustments(1)	(12)	(1)	(13)
October 24, 2025	$42	$11	$52
(1)Accrual adjustments primarily relate to certain employees identified for termination finding other positions within the Company and changes in estimates.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at October 24, 2025 and April 25, 2025:

	October 24, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$423	$1	$(4)	$420	$420	$—
Level 2:
Corporate debt securities	3,744	50	(14)	3,780	3,780	—
U.S. government and agency securities	822	—	(13)	809	809	—
Mortgage-backed securities	840	12	(19)	833	833	—
Non-U.S. government and agency securities	20	—	—	20	20	—
Other asset-backed securities	1,161	9	(5)	1,164	1,164	—
Total Level 2	6,586	70	(51)	6,605	6,605	—
Level 3:
Auction rate securities	36	—	(2)	34	—	34
Total available-for-sale debt securities	$7,045	$72	$(57)	$7,059	$7,026	$34

	April 25, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$417	$—	$(7)	$410	$410	$—
Level 2:
Corporate debt securities	3,540	17	(36)	3,521	3,521	—
U.S. government and agency securities	835	—	(20)	814	814	—
Mortgage-backed securities	948	4	(29)	923	923	—
Non-U.S. government and agency securities	6	—	—	6	6	—
Other asset-backed securities	1,044	5	(6)	1,044	1,044	—
Total Level 2	6,373	26	(91)	6,308	6,308	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,826	$26	$(100)	$6,752	$6,719	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at October 24, 2025 and April 25, 2025:

	October 24, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$605	$(6)	$454	$(8)
U.S. government and agency securities	144	(3)	428	(14)
Mortgage-backed securities	12	(1)	255	(18)
Other asset-backed securities	—	—	193	(5)
Auction rate securities	—	—	34	(2)
Total	$760	$(10)	$1,364	$(48)

	April 25, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$702	$(7)	$1,235	$(29)
U.S. government and agency securities	110	(1)	641	(25)
Mortgage-backed securities	2	(1)	614	(28)
Other asset-backed securities	—	—	469	(6)
Auction rate securities	—	—	33	(3)
Total	$814	$(9)	$2,993	$(91)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended October 24, 2025 and October 25, 2024. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Gains and losses on available-for-sale debt securities are recognized in other non-operating income, net in the consolidated statements of income. During the three and six months ended October 24, 2025 and October 25, 2024, gross realized gains and losses on available-for-sale debt securities were not significant. During the three and six months ended October 24, 2025, proceeds from sales of available-for-sale debt securities were $1.9 billion and $3.9 billion, respectively. During the three and six months ended October 25, 2024, proceeds from sales of available-for-sale debt securities were $2.1 billion and $4.2 billion, respectively.
The contractual maturities of available-for-sale debt securities at October 24, 2025 are shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,559	$1,550
Due after one year through five years	2,908	2,921
Due after five years through ten years	1,148	1,166
Due after ten years	1,431	1,422
Total	$7,045	$7,059
Interest income, which includes income on marketable debt securities and the global liquidity structures, is recognized in other non-operating income, net, in the consolidated statements of income. During the three and six months ended October 24, 2025, there was $89 million and $208 million of interest income, respectively. During the three and six months ended October 25, 2024, there was $137 million and $249 million of interest income, respectively.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Equity Securities, Equity Method Investments, and Other Investments
The following table summarizes the Company's equity and other investments at October 24, 2025 and April 25, 2025, which are classified as primarily other assets in the consolidated balance sheets:

(in millions)	October 24, 2025	April 25, 2025
Investments with readily determinable fair value (marketable equity securities)	$40	$17
Investments for which the fair value option has been elected	57	140
Investments without readily determinable fair values	671	705
Equity method and other investments	83	89
Total equity and other investments	$851	$951
Gains and losses on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income. During the three and six months ended October 24, 2025, there were $11 million of net unrealized gains and $76 million of net unrealized losses, respectively, on equity securities and other investments still held at October 24, 2025. During the three and six months ended October 25, 2024, there were $10 million of net unrealized losses and $7 million of net unrealized gains, respectively, on equity securities and other investments still held at October 25, 2024.
Mozarc Medical Investment
In May 2022, the Company and DaVita Inc. (DaVita) entered into a definitive agreement for the Company to sell half of its Renal Care Solutions (RCS) business, and in April 2023, completed the transaction. This sale was part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. At closing, the Company retained a 50% non-controlling equity interest in Mozarc valued at $307 million. Although the equity investment provides the Company with the ability to exercise significant influence over Mozarc, the Company has elected the fair value option to account for this equity investment. The Company believes the fair value option best reflects the economics of the underlying transaction.
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the six months ended October 24, 2025, the Company recognized a loss of $90 million primarily driven by historical financial results and projections of future cash flows. During the three months ended October 24, 2025 and the three and six months ended October 25, 2024, the change in fair value was not significant.
The following table provides a reconciliation of the beginning and ending balances of the Mozarc investment for which the fair value option has been elected:

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Beginning Balance	$50	$311	$140	$311
Additions	7	—	7	—
Change in fair value	—	—	(90)	—
Ending Balance	$57	$311	$57	$311

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. There was $1.4 billion of commercial paper outstanding at October 24, 2025. During the three and six months ended October 24, 2025, the commercial paper outstanding had a weighted average original maturity of 18 days and 17 days, respectively, and a weighted average interest rate of 4.36 percent and 4.37 percent, respectively. There was no commercial paper outstanding at April 25, 2025. During fiscal year 2025, the weighted average original maturity of the commercial paper outstanding was approximately 13 days and the weighted average interest rate was 5.02 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At October 24, 2025 and April 25, 2025, no amounts were outstanding under the Credit Facility.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	October 24, 2025	April 25, 2025
Current debt obligations	2026 - 2027	$1,420	$2,874

Long-term debt
1.125 percent eight-year 2019 senior notes	2027	1,741	1,714
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,161	1,142
0.375 percent eight-year 2020 senior notes	2029	1,161	1,142
3.650 percent five-year 2024 senior notes	2030	986	971
2.950 percent five-year 2025 senior notes	2031	870	—
1.625 percent twelve-year 2019 senior notes	2031	1,161	1,142
1.000 percent twelve-year 2019 senior notes	2032	1,161	1,142
3.125 percent nine-year 2022 senior notes	2032	1,161	1,142
0.750 percent twelve-year 2020 senior notes	2033	1,161	1,142
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,161	1,142
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
3.875 percent twelve-year 2024 senior notes	2037	986	971
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,161	1,142
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,161	1,142
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,161	1,142
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.150 percent nineteen-year 2024 senior notes	2044	696	685
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
4.200 percent twenty-year 2025 senior notes	2046	870	—
1.750 percent thirty-year 2019 senior notes	2050	1,161	1,142
1.625 percent thirty-year 2020 senior notes	2051	1,161	1,142
4.150 percent twenty-nine-year 2024 senior notes	2054	812	800
Finance lease obligations	2027 - 2041	55	52
Debt discount, net	2027 - 2054	(59)	(59)
Deferred financing costs	2027 - 2054	(122)	(117)
Total long-term debt		$27,680	$25,642
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures is recognized in interest expense, net in the consolidated statements of income. During the three and six months ended October 24, 2025, there was $222 million and $439 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures. During the three and six months ended October 25, 2024, there was $252 million and $469 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures.

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
On September 29, 2025, Medtronic Inc. issued two tranches of Euro-denominated Senior Notes with an aggregate principal of €1.5 billion, with maturities in fiscal year 2031 and 2046, resulting in cash proceeds of approximately $1.7 billion, net of discounts and issuance costs.
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
The Euro-denominated debt issued in September 2025 and June 2024 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding net investment hedges.
Financial Instruments Not Measured at Fair Value
At October 24, 2025, the estimated fair value of the Company’s Senior Notes was $25.7 billion compared to a principal value of $27.8 billion. At April 25, 2025, the estimated fair value of the Company's Senior Notes was $26.2 billion compared to a principal value of $28.6 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
The Company's cash flow hedges will mature within the subsequent two-year period. At October 24, 2025 and April 25, 2025, the Company had $108 million and $149 million in after-tax unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $73 million of after-tax net unrealized losses at October 24, 2025 will be recognized in the consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and six months ended October 24, 2025, the Company recognized $40 million and $85 million, respectively, of after-tax unrealized gains representing excluded components in interest expense, net. During the three and six months ended October 25, 2024, the Company recognized $47 million and $98 million, respectively, of after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Hedges
In fiscal year 2025, the Company began using foreign currency forward contracts designated as fair value hedges to manage its exposure to changes in the fair value of a fixed-rate debt obligation. The contracts matured during the first quarter of fiscal year 2026.
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating expense (income), net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge and were not significant for the six months ended October 24, 2025 and the three and six months ended October 25, 2024. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	October 24, 2025	April 25, 2025
Currency exchange rate contracts	Cash flow hedge	$9.5	$10.6
Currency exchange rate contracts(1)	Net investment hedge	6.5	8.0
Foreign currency-denominated debt(2)	Net investment hedge	20.9	20.6
Currency exchange rate contracts	Fair value hedge	—	1.1
Currency exchange rate contracts	Undesignated	4.5	3.9
(1)At October 24, 2025, includes derivative contracts with a notional value of €4.0 billion, or $4.6 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥286 billion, or $1.9 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2027 through 2033.
(2)At October 24, 2025, includes €18.0 billion, or $20.9 billion, of outstanding Euro-denominated debt designated as hedges of a portion of our net investment in foreign operations. This debt matures in fiscal years 2027 through 2054.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and six months ended October 24, 2025 and October 25, 2024 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss				(Gain) Loss Reclassified into Income

	Three months ended		Six months ended		Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Cash flow hedges
Currency exchange rate contracts	$(162)	$—	$(65)	$42	$25	$(3)	$45	$(39)	Other operating expense (income), net
Currency exchange rate contracts	(28)	20	10	—	(20)	(21)	(39)	(39)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	(257)	(91)	325	160	—	—	—	—	N/A
Currency exchange rate contracts	(115)	52	(116)	12	—	—	—	—	N/A
Fair value hedges
Currency exchange rate contracts	—	—	1	—	—	—	(20)	—	Other operating expense (income), net
Total	$(562)	$(19)	$155	$214	$4	$(24)	$(13)	$(78)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and six months ended October 24, 2025 and October 25, 2024 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Six months ended		Location of (Gain) Loss in Income Statement
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Currency exchange rate contracts	$26	$(35)	$24	$(45)	Other operating expense (income), net
Balance Sheet Presentation
The following table summarizes the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at October 24, 2025 and April 25, 2025. The fair value amounts of qualified hedging instruments are presented on a gross basis and segregated between designated and not designated as hedging instruments. These hedging instruments are segregated by type of contract.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	October 24, 2025	April 25, 2025	Balance Sheet Classification	October 24, 2025	April 25, 2025	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$184	$269	Other current assets	$184	$200	Other accrued expenses
Currency exchange rate contracts	259	57	Other assets	153	196	Other liabilities
Total derivatives designated as hedging instruments	443	326		337	396
Derivatives not designated as hedging instruments
Currency exchange rate contracts	6	7	Other current assets	12	5	Other accrued expenses
Total return swaps	17	—	Other current assets	—	16	Other accrued expenses
Total derivatives not designated as hedging instruments	23	7		12	21
Total derivatives	$466	$334		$349	$417

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	October 24, 2025		April 25, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$449	$349	$334	$401
Level 2	17	—	—	16
Total	$466	$349	$334	$417
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

	October 24, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$449	$(186)	$—	$262
Total return swaps	17	—	—	17
	466	(186)	—	280
Derivative liabilities:
Currency exchange rate contracts	(349)	186	87	(76)
Total	$117	$—	$87	$204

	April 25, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$334	$(195)	$—	$139
Derivative liabilities:
Currency exchange rate contracts	(401)	195	125	(82)
Total return swaps	(16)	—	—	(16)
	(417)	195	125	(97)
Total	$(84)	$—	$125	$42

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

9. Inventories
Inventory balances were as follows:

(in millions)	October 24, 2025	April 25, 2025
Finished goods	$4,195	$3,779
Work-in-process	853	744
Raw materials	1,108	953
Total	$6,156	$5,476
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 25, 2025	$8,017	$11,716	$19,748	$2,255	$41,737
Currency translation and other	11	22	40	—	73
October 24, 2025	$8,028	$11,738	$19,788	$2,256	$41,811
No goodwill impairment was recognized during the three and six months ended October 24, 2025 and October 25, 2024.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	October 24, 2025		April 25, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,555	$(10,123)	$16,550	$(9,650)
Purchased technology and patents	11,623	(7,949)	11,600	(7,514)
Trademarks and tradenames	421	(288)	421	(283)
Other	356	(113)	355	(101)
Total	$28,954	$(18,474)	$28,925	$(17,547)
Indefinite-lived:
IPR&D	$290	$—	$289	$—
The Company did not recognize any definite-lived or indefinite-lived intangible asset impairment charges during the three and six months ended October 24, 2025 and October 25, 2024. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Amortization Expense
Intangible asset amortization expense for the three and six months ended October 24, 2025 was $463 million and $922 million, respectively, including $46 million and $91 million, respectively, of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio. Intangible asset amortization expense for the three and six months ended October 25, 2024 was $413 million and $827 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at October 24, 2025, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2026	$846
2027	1,606
2028	1,556
2029	1,478
2030	1,346
2031	1,267
11. Income Taxes
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026 and the impact for the three and six months ended October 24, 2025 was not significant.
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
The Company's effective tax rate for the three and six months ended October 24, 2025 was 13.5% and 16.2%, respectively, as compared to 18.0% and 17.7% for the three and six months ended October 25, 2024, respectively. The decrease in the effective tax rate for the three and six months ended October 24, 2025 primarily relates to a tax benefit recognized during the three months ended October 24, 2025 related to a change in estimate of accrued interest on uncertain tax positions partially offset by an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction.
At both October 24, 2025 and April 25, 2025, the Company's gross unrecognized tax benefits were $2.9 billion. For the six months ended October 24, 2025, the Company recognized a decrease in gross interest expense of $79 million in income tax provision in the consolidated statements of income. For the six months ended October 25, 2024, the gross interest expense recognized in the income tax provision in the consolidated income statements of income was not significant. The Company had a net receivable of $50 million at October 24, 2025 and a net payable of $74 million at April 25, 2025 for accrued interest and penalties. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.7 billion would impact the Company’s effective tax rate. At October 24, 2025 and April 25, 2025, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $2.0 billion and $1.9 billion, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Numerator:
Net income attributable to ordinary shareholders	$1,374	$1,270	$2,414	$2,312
Denominator:
Basic – weighted average shares outstanding	1,282.0	1,282.4	1,281.8	1,288.6
Effect of dilutive securities:
Employee stock options	0.7	0.6	0.5	0.6
Employee restricted stock units	2.7	2.1	2.9	2.0
Employee performance share units	2.6	1.8	2.4	1.3
Diluted – weighted average shares outstanding	1,288.0	1,286.9	1,287.5	1,292.5
Basic earnings per share	$1.07	$0.99	$1.88	$1.79
Diluted earnings per share	$1.07	$0.99	$1.87	$1.79
The calculation of weighted average diluted shares outstanding excludes stock awards of approximately 17 million and 20 million ordinary shares for the three and six months ended October 24, 2025, respectively, and 28 million and 27 million ordinary shares for the three and six months ended October 25, 2024, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and six months ended October 24, 2025 and October 25, 2024:

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Stock options	$28	$30	$37	$42
Restricted stock	75	68	124	111
Performance share units	72	54	88	69
Employee stock purchase plan	8	8	19	19
Total stock-based compensation expense	$182	$159	$268	$242

Cost of products sold	$20	$17	$30	$26
Research and development expense	23	19	34	29
Selling, general, and administrative expense	138	123	204	187
Total stock-based compensation expense	182	159	268	242
Income tax benefits	(29)	(25)	(44)	(38)
Total stock-based compensation expense, net of tax	$153	$134	$224	$204

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and six months ended October 24, 2025 and October 25, 2024:

	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three months ended				Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Service cost	$12	$13	$11	$11	$24	$26	$22	$22
Interest cost	42	43	12	13	84	86	24	26
Expected return on plan assets	(64)	(66)	(18)	(17)	(128)	(132)	(36)	(34)
Amortization of prior service cost	(1)	(1)	—	—	(2)	(2)	—	—
Amortization of net actuarial loss	5	4	1	—	10	8	2	1
Net periodic benefit (credit) cost	$(6)	$(7)	$6	$7	$(12)	$(14)	$12	$14
Components of net periodic benefit (credit) cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
April 25, 2025	$(63)	$(2,835)	$(597)	$(640)	$(149)	$(4,284)
Other comprehensive income (loss) before reclassifications	73	95	(202)	(1)	24	(11)
Reclassifications	1	—	—	5	15	20
Other comprehensive income (loss)	74	95	(202)	4	39	9
October 24, 2025	$11	$(2,740)	$(799)	$(638)	$(108)	$(4,275)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	102	218	(170)	(1)	(37)	111
Reclassifications	9	—	—	3	(55)	(43)
Other comprehensive income (loss)	111	218	(170)	1	(93)	69
October 25, 2024	$(101)	$(3,468)	$708	$(529)	$139	$(3,250)
The income tax on gains and losses on investment securities in other comprehensive income (loss) before reclassifications during the six months ended October 24, 2025 and October 25, 2024 was an expense of $14 million and $19 million, respectively. During the six months ended October 24, 2025 and October 25, 2024, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $1 million and $2 million, respectively. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 to the consolidated financial statements for additional information.
For the six months ended October 24, 2025 and October 25, 2024, there was no income tax on cumulative translation adjustments.
The income tax on net investment hedges in other comprehensive income (loss) before reclassifications during the six months ended October 24, 2025 and October 25, 2024, was a benefit of $8 million and $1 million, respectively. Refer to Note 8 to the consolidated financial statements for additional information.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The net change in retirement obligations in other comprehensive income (loss) includes amortization of net actuarial losses included in net periodic benefit cost. During the six months ended October 24, 2025, the tax impact on retirement obligations in other comprehensive income (loss) before reclassifications was not significant. During the six months ended October 25, 2024, there were no tax impacts on retirement obligations in other comprehensive income (loss) before reclassifications. During the six months ended October 24, 2025 and October 25, 2024, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $1 million. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 to the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income (loss) before reclassifications during the six months ended October 24, 2025 and October 25, 2024, was an expense of $31 million and a benefit of $5 million, respectively. During the six months ended October 24, 2025 and October 25, 2024, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $8 million and $22 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense (income), net or cost of products sold. Refer to Note 8 to the consolidated financial statements for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. The Company recognized no certain litigation charges during the three months ended October 24, 2025 and October 25, 2024. The Company recognized $27 million and $81 million of certain litigation charges during the six months ended October 24, 2025 and October 25, 2024, respectively. At October 24, 2025 and April 25, 2025, accrued litigation was approximately $0.2 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

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
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of October 22, 2025, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 10,000 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 7,400 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 2,100 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of October 31, 2025, after a number of recent dismissals, there are seven lawsuits filed on behalf of 14 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of several thousand additional claimants. Most of the filed suits are coordinated in California state court. The Company recognized certain litigation charges in the first quarter of fiscal year 2026 in connection with certain of these matters, and the Company's accrued expenses for these matters are included within accrued litigation as of October 24, 2025 as discussed above.
Antitrust Matters
Applied Medical
The Company is a defendant in civil antitrust litigation brought by Applied Medical Resources Corporation in the U.S. District Court for the Central District of California, alleging that the Company has engaged in anticompetitive and monopolistic conduct relating to its sales of advanced bipolar devices, including under contracts with group purchasing organizations. On August 15, 2025, the court denied the Company's motion for summary judgment concluding that there are disputed factual issues to be resolved at trial. Trial is set to begin on or shortly after January 20, 2026. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
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
Other Matters
Italian Payback
In 2015, “payback” legislation was enacted in Italy requiring companies selling medical devices to make payments to the Italian state if Italy’s medical device expenditures exceed annual regional maximum ceilings. The payment amounts are calculated based upon the amount by which the regional ceilings were exceeded for any given year. There has been significant scrutiny on the legality and enforceability of the payback law since its inception, and litigation challenging the law has been proceeding through the Italian Courts. Since the law was enacted, the Company has recognized an estimate for the amount of variable consideration.
In July 2024, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. Therefore, the Company increased its liability pertaining to certain prior years since 2015 by $90 million during the six months ended October 25, 2024, as a reduction to net sales in the consolidated statements of income.
In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. The decree was formalized into law in August 2025. As a result, the Company decreased its liability pertaining to these years by $39 million during the six months ended October 24, 2025, as an increase to net sales in the consolidated statements of income. Discussions are ongoing between the Italian government and industry groups related to the applicability of this legislation for years 2019 and beyond, as such, it is possible that the amount of the Company’s liability could materially differ from the amount currently accrued.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The Tax Court reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006 whereby it generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit regarding the Tax Court opinion. The U.S. Court of Appeals issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings. The Tax Court issued its second opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. In September 2025, the Appellate Court remanded the case back to the Tax Court for additional proceedings.
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
We also enter into standby letters of credit agreements, bank guarantees, and surety bonds with financial institutions to support various performance and other obligations, as well as ongoing tax matters. As of October 24, 2025, the aggregated amount outstanding under these instruments was approximately $1.3 billion.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Segment operating profit excludes interest income and expense, amortization of intangible assets, currency impact of remeasurement and hedging recorded in other operating expense (income), net, non-operating income or expense items, and other items not allocated to the segments. During the first quarter of fiscal year 2026, the segment operating profit utilized by the CODM to evaluate segment performance and allocate resources changed to include allocations of certain corporate expenses, stock-based compensation, and centralized distribution expenses. For the three and six months ended October 25, 2024, segment operating profit includes allocations of $1.0 billion and $1.9 billion, respectively, of corporate, stock-based compensation and centralized distribution expenses that were previously excluded from segment operating profit. Prior period information has been recast to conform to the current classification.
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
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended October 24, 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$3,436	$2,562	$2,171	$757	$8,926
Reconciliation of revenues
Other operating segment net sales(1)					35
Total consolidated net sales					$8,961

Less:
Cost of products sold, excluding amortization of intangible assets	1,134	772	831	316	3,053
Research and development expense	299	167	181	108	754
Selling, general, and administrative expense	1,143	874	627	279	2,923
Other segment items(2)	(17)	9	2	1	(5)
Reportable segment operating profit	$877	$740	$531	$53	$2,201
Reconciliation of segment profit / (loss)
Other operating segment profit(1)					9
Currency and other					(47)
Interest expense, net					(181)
Other non-operating income, net					92
Amortization of intangible assets					(463)
Restructuring and associated costs					(13)
Income before income taxes					$1,597

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended October 25, 2024
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$3,102	$2,451	$2,128	$686	$8,366
Reconciliation of revenues
Other operating segment net sales(1)					37
Total consolidated net sales					$8,403

Less:
Cost of products sold, excluding amortization of intangible assets	1,050	739	819	288	2,896
Research and development expense	256	158	171	109	693
Selling, general, and administrative expense	1,021	834	609	266	2,729
Other segment items(2)	(7)	(4)	5	(9)	(16)
Reportable segment operating profit	$781	$725	$525	$33	$2,065
Reconciliation of segment profit / (loss)
Other operating segment profit(1)					12
Currency and other					(37)
Interest expense, net					(209)
Other non-operating income, net					173
Amortization of intangible assets					(413)
Restructuring and associated costs					(46)
Acquisition and divestiture-related items					25
Medical device regulations					(12)
Income before income taxes					$1,559
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Other segment items for the Cardiovascular, Neuroscience, and Medical Surgical segments include royalty expense. The Cardiovascular segment for both periods and the Diabetes segment for the three months ended October 25, 2024 also include income from funded research and development arrangements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended October 24, 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$6,721	$4,978	$4,255	$1,478	$17,432
Reconciliation of revenues
Other operating segment net sales(1)					68
Other adjustments(2)					39
Total consolidated net sales					$17,539

Less:
Cost of products sold, excluding amortization of intangible assets	2,267	1,493	1,645	619	6,025
Research and development expense	579	324	349	228	1,480
Selling, general, and administrative expense	2,202	1,705	1,233	553	5,694
Other segment items(3)	(32)	10	3	(1)	(19)
Reportable segment operating profit	$1,705	$1,445	$1,024	$79	$4,253
Reconciliation of segment profit / (loss)
Other operating segment profit(1)					19
Currency and other					(94)
Interest expense, net					(357)
Other non-operating income, net					125
Amortization of intangible assets					(922)
Restructuring and associated costs					(79)
Acquisition and divestiture-related items					(58)
Certain litigation charges, net					(27)
Other adjustments(2)					39
Income before income taxes					$2,898

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended October 25, 2024
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$6,108	$4,768	$4,123	$1,333	$16,333
Reconciliation of revenues
Other operating segment net sales(1)					75
Other adjustments(2)					(90)
Total consolidated net sales					$16,318

Less:
Cost of products sold, excluding amortization of intangible assets	2,048	1,396	1,597	560	5,601
Research and development expense	513	311	332	209	1,366
Selling, general, and administrative expense	1,999	1,642	1,200	525	5,366
Other segment items(3)	(14)	7	10	(18)	(15)
Reportable segment operating profit	$1,561	$1,412	$984	$58	$4,015
Reconciliation of segment profit / (loss)
Other operating segment profit(1)					26
Currency and other					(48)
Interest expense, net					(376)
Other non-operating income, net					330
Amortization of intangible assets					(827)
Restructuring and associated costs					(108)
Acquisition and divestiture-related items					13
Certain litigation charges, net					(81)
Medical device regulations					(27)
Other adjustments(2)					(90)
Income before income taxes					$2,827
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Includes adjustments to the Company's Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.
(3)Other segment items for the Cardiovascular, Neuroscience, and Medical Surgical segments include royalty expense. The Cardiovascular segment for both periods and the Diabetes segment for the six months ended October 25, 2024 also include income from funded research and development arrangements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Total Assets

(in millions)	October 24, 2025	April 25, 2025
Cardiovascular	$16,663	$16,548
Neuroscience	18,479	18,476
Medical Surgical	32,984	33,317
Diabetes	4,271	4,136
Total reportable segments	72,397	72,476
Other operating segment(1)	216	296
Corporate	18,732	18,906
Total	$91,346	$91,680
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
Depreciation Expense

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Cardiovascular	$56	$56	$120	$111
Neuroscience	79	71	156	136
Medical Surgical	53	51	107	101
Diabetes	32	27	63	51
Total reportable segments	221	205	445	399
Corporate	61	57	125	110
Total	$282	$262	$571	$510
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and six months ended October 24, 2025 and October 25, 2024 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Ireland	$35	$29	$68	$59

United States	4,516	4,304	8,741	8,387
Rest of world	4,410	4,070	8,730	7,872
Total other countries, excluding Ireland	8,926	8,374	17,471	16,259
Total	$8,961	$8,403	$17,539	$16,318

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 25, 2025. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and six months ended October 24, 2025. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The following is a summary of net sales and diluted earnings per share for the three months ended October 24, 2025 and October 25, 2024 and operating cash flow for the six months ended October 24, 2025 and October 25, 2024:

NET SALES

(in billions)

$9.0
$8.4
October 24, 2025
October 25, 2024

$9.0B

GAAP

Net sales increased as most businesses experienced growth, with strong performance in Cardiac Ablation Solutions, TAVR, Neuromodulation, Diabetes, Cardiac Surgery, and Cardiac Pacing Therapies. In addition, the increase was driven by foreign currency fluctuations.

DILUTED EPS

GAAP
Non-GAAP
$1.07
$1.36
$0.99
$1.26
October 24, 2025
October 25, 2024

$1.07

GAAP

Diluted EPS increased $0.08 or 8.1% primarily due to an increase in net sales and a tax benefit related to a change in estimate of accrued interest on uncertain tax positions, partially offset by an increase in selling, general, and administrative expense.

$1.36

Non-GAAP

Non-GAAP Diluted EPS increased $0.10 or 7.9% primarily due to an increase in net sales, partially offset by an increase in selling, general, and administrative expense.

OPERATING CASH FLOW

(in billions)

$2.0
$1.9
October 24, 2025
October 25, 2024

$2.0B

GAAP

Operating cash flow increased $0.1 billion primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in cash paid to suppliers and increase in cash paid for certain litigation.

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended October 24, 2025 and October 25, 2024:

	Three months ended October 24, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,597	$215	$1,374	$1.07	13.5%
Non-GAAP Adjustments:
Amortization of intangible assets(1)	463	87	376	0.29	18.8
Restructuring and associated costs(2)	13	3	9	0.01	23.1
Acquisition and divestiture-related items(3)	—	9	(8)	(0.01)	—
(Gain)/loss on minority investments(4)	24	—	24	0.02	—
Certain tax adjustments, net(5)	—	29	(29)	(0.02)	—
Non-GAAP	$2,097	$344	$1,746	$1.36	16.4%

	Three months ended October 25, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,559	$281	$1,270	$0.99	18.0%
Non-GAAP Adjustments:
Amortization of intangible assets	413	75	338	0.26	18.2
Restructuring and associated costs(2)	46	9	37	0.03	19.6
Acquisition and divestiture-related items(3)	(25)	5	(30)	(0.02)	(20.0)
(Gain)/loss on minority investments(4)	(10)	10	(21)	(0.02)	(100.0)
Medical device regulations(6)	12	2	10	0.01	16.7
Certain tax adjustments, net	—	(16)	16	0.01	—
Non-GAAP	$1,995	$366	$1,620	$1.26	18.3%
(1)The Company recognized $46 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio.
(2)The charges primarily relate to employee termination benefits and facility related and contract termination costs.
(3)The charges primarily include business combination costs, changes in fair value of contingent consideration, exit of business-related charges, and gains related to certain business or asset sales. Exit of business-related charges primarily relate to the impending separation of the Diabetes business and costs associated with the Company's June 2021 decision to stop the distribution and sale of the Medtronic HVAD System.
(4)We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(5)Primarily includes a tax benefit recognized due to a change in estimate of accrued interest on uncertain tax positions, partially offset by amortization of previously established deferred tax assets arising from intercompany intellectual property transactions.
(6)The charges represent incremental costs of complying with the new European Union (E.U.) medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs.

The tables below present our GAAP to Non-GAAP reconciliations for the six months ended October 24, 2025 and October 25, 2024:

	Six months ended October 24, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,898	$470	$2,414	$1.87	16.2%
Non-GAAP Adjustments:
Amortization of intangible assets(1)	922	172	750	0.58	18.7
Restructuring and associated costs(2)	79	19	61	0.05	24.1
Acquisition and divestiture-related items(3)	58	18	40	0.03	31.0
Certain litigation charges, net	27	6	21	0.02	22.2
(Gain)/loss on minority investments(4)	137	7	130	0.10	5.1
Other(5)	(39)	(8)	(30)	(0.02)	20.5
Certain tax adjustments, net(6)	—	13	(13)	(0.01)	—
Non-GAAP	$4,084	$698	$3,372	$2.62	17.1%

	Six months ended October 25, 2024
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$2,827	$500	$2,312	$1.79	17.7%
Non-GAAP Adjustments:
Amortization of intangible assets	827	149	678	0.52	18.0
Restructuring and associated costs(2)	108	21	87	0.07	19.4
Acquisition and divestiture-related items(3)	(13)	6	(19)	(0.01)	(46.2)
Certain litigation charges, net	81	13	68	0.05	16.0
(Gain)/loss on minority investments(4)	(27)	10	(38)	(0.03)	(37.0)
Medical device regulations(7)	27	5	22	0.02	18.5
Other(5)	90	20	70	0.05	22.2
Certain tax adjustments, net(6)	—	(33)	33	0.03	—
Non-GAAP	$3,921	$693	$3,213	$2.49	17.7%
(1)The Company recognized $91 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio.
(2)The charges primarily relate to employee termination benefits and facility related and contract termination costs.
(3)The charges primarily include business combination costs, changes in fair value of contingent consideration, exit of business-related charges, and gains related to certain business or asset sales. Exit of business-related charges primarily relate to the impending separation of the Diabetes business and costs associated with the Company's June 2021 decision to stop the distribution and sale of the Medtronic HVAD System.
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
(6)The net benefit for the six months ended October 24, 2025 primarily includes a tax benefit recognized due to a change in estimate of accrued interest on uncertain tax positions, partially offset by amortization of previously established deferred tax assets arising from intercompany intellectual property transactions. The charges for the six months ended October 25, 2024 includes amortization of previously established deferred tax assets arising from intercompany intellectual property transactions.
(7)The charges represent incremental costs of complying with the new European Union (E.U.) medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs.

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

	Six months ended
(in millions)	October 24, 2025	October 25, 2024
Net cash provided by operating activities	$2,013	$1,944
Additions to property, plant, and equipment	(972)	(924)
Free cash flow	$1,041	$1,020
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
•Recent developments in global trade policy have introduced new uncertainties for our business. The U.S., China, and other jurisdictions have recently imposed or proposed additional tariffs on imported goods. Based on current rates as of November 18, 2025, we estimate the pre-tax net tariff impact to be $185 million in fiscal year 2026, with the majority recognized in the consolidated statements of income in the second half of the fiscal year. The actual amount could vary based on changes in tariff rates, duration of tariffs, scope of tariffs, and potential countermeasures or mitigation actions. While we are taking proactive steps to mitigate the effects of these tariffs, the evolving nature of international trade policy continues to present a risk to our cost structure and financial performance. Further escalation or expansion of trade barriers could have a material adverse effect on our results of operations.
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having and could continue to have impacts on revenue and supply chain. The financial impact of the conflict for the three and six months ended October 24, 2025, including on accounts receivable and inventory reserves, was not material. For the three and six months ended October 24, 2025, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets.
•Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial and operational impact of the conflict for the three and six months ended October 24, 2025, including on accounts receivable and inventory reserves, was not material. As of October 24, 2025, the Company had 6 facilities and approximately 1,300 employees in Israel and the business of the Company represented less than 1% of the Company's consolidated revenues and assets.

NET SALES
The charts below illustrate the percent of net sales by segment for the three months ended October 24, 2025 and October 25, 2024:
The table below illustrates net sales by segment and division and market geography for the three and six months ended October 24, 2025 and October 25, 2024:

	Three months ended			Six months ended
(in millions)	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Cardiac Rhythm & Heart Failure	$1,825	$1,578	16%	$3,538	$3,114	14%
Structural Heart & Aortic	956	881	9	1,885	1,736	9
Coronary & Peripheral Vascular	655	643	2	1,298	1,259	3
Cardiovascular	3,436	3,102	11	6,721	6,108	10
Cranial & Spinal Technologies	1,299	1,234	5	2,509	2,382	5
Specialty Therapies	744	737	1	1,446	1,450	—
Neuromodulation	520	480	8	1,023	937	9
Neuroscience	2,562	2,451	5	4,978	4,768	4
Surgical & Endoscopy	1,679	1,649	2	3,291	3,193	3
Acute Care & Monitoring	493	478	3	964	930	4
Medical Surgical	2,171	2,128	2	4,255	4,123	3
Diabetes	757	686	10	1,478	1,333	11
Reportable segment net sales	8,926	8,366	7	17,432	16,333	7
Other operating segment(1)	35	37	(6)	68	75	(9)
Other adjustments(2)	—	—	—	39	(90)	NM(3)
Total net sales	$8,961	$8,403	7%	$17,539	$16,318	8%

	U.S.			International
	Three months ended			Three months ended
(in millions)	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Cardiovascular	$1,592	$1,434	11%	$1,844	$1,668	11%
Neuroscience	1,730	1,677	3	832	774	8
Medical Surgical	943	944	—	1,228	1,183	4
Diabetes	230	232	(1)	527	455	16
Reportable segment net sales	4,494	4,286	5	4,432	4,080	9
Other operating segment(1)	22	18	22	13	19	(32)
Total net sales	$4,516	$4,304	5%	$4,445	$4,099	8%

	U.S.			International
	Six months ended			Six months ended
(in millions)	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Cardiovascular	$3,071	$2,836	8%	$3,650	$3,272	12%
Neuroscience	3,354	3,242	3	1,624	1,526	6
Medical Surgical	1,827	1,825	—	2,427	2,298	6
Diabetes	447	447	—	1,031	886	16
Reportable segment net sales	8,699	8,350	4	8,733	7,983	9
Other operating segment(1)	42	37	14	27	38	(29)
Other adjustments(2)	—	—	—	39	(90)	NM(3)
Total net sales	$8,741	$8,387	4%	$8,799	$7,931	11%
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
(3)Not meaningful (NM).
The increase in net sales for the three and six months ended October 24, 2025, as compared to the corresponding periods in the prior fiscal year, was driven primarily by growth in most businesses, including strong growth in Cardiac Ablation Solutions, TAVR, Neuromodulation, Diabetes, Cardiac Surgery, and Cardiac Pacing Therapies. In addition, the net sales increase was driven by impacts of foreign currency fluctuations and, for the six months ended October 24, 2025, changes in estimates relating to our Italian payback accrual resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025 and formalized into law in August 2025 for certain prior years since 2015. For the six months ended October 24, 2025, the impact of the Italian payback adjustment was an increase to net sales of $39 million as compared to a decrease in net sales of $90 million for the six months ended October 25, 2024.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products, and renal denervation systems for the treatment of hypertension. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and six months ended October 24, 2025 were $3.4 billion and $6.7 billion, respectively, an increase of 11 percent and 10 percent, respectively, as compared to the corresponding periods in the prior fiscal year, resulting from growth across most businesses and the impacts of foreign currency fluctuations.

The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended October 24, 2025 and October 25, 2024:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and six months ended October 24, 2025 increased 16 percent and 14 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Cardiac Ablation Solutions experienced strong growth in PulseSelect and Affera Sphere-9 pulsed field ablation with partially offsetting declines in cryoablation. Net sales growth was also due to increases within Cardiac Rhythm Management, driven by growth in Micra leadless pacemakers, Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system, SelectSure 3830 lead, and TYRX.
Structural Heart & Aortic (SHA) net sales for the three and six months ended October 24, 2025 increased 9 percent for both periods, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth in Structural Heart from Evolut FX+ TAVR system and in Cardiac Surgery driven by Perfusion and Surgical Valves.
Coronary & Peripheral Vascular (CPV) net sales for the three and six months ended October 24, 2025 increased 2 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth in the Symplicity Spyral renal denervation system, guide catheters and balloons, as well as growth in Peripheral Vascular Health from endovenous. The net sales increase was partially offset by declines in coronary stents.
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
•Market acceptance and reimbursement for the Symplicity Spyral renal denervation system, also known as the Symplicity blood pressure procedure, for the treatment of hypertension. U.S. Centers for Medicare and Medicaid Services (CMS) finalized National Coverage Determination in October 2025.
•Market acceptance and growth of the Penditure LAA Exclusion System. The system received CE Mark in October 2025.
•Continued acceptance and growth of the Onyx Frontier drug-eluting stent (DES) platform. Onyx Frontier is a DES that introduces an enhanced delivery system and is used for complex percutaneous coronary intervention (PCI).
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.
•Market acceptance and growth of the Neuroguard IEP Carotid stenting system.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, including the Liberant mechanical thrombectomy system and Affera Sphere-360 pulsed field ablation single-shot catheter.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and six months ended October 24, 2025 were $2.6 billion and $5.0 billion, respectively, an increase of 5 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year, resulting from growth in Neuromodulation, Cranial and Spinal Technologies, and ENT, and the impacts of foreign currency fluctuations.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended October 24, 2025 and October 25, 2024:
Cranial & Spinal Technologies (CST) net sales for the three and six months ended October 24, 2025 increased 5 percent for both periods, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine and Neurosurgery.
Specialty Therapies (Specialty) net sales for the three and six months ended October 24, 2025 increased 1 percent and remained flat, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales results were driven by impacts from tender pricing in China and the Pipeline Vantage recall for Neurovascular, offset by growth in ENT.
Neuromodulation (NM) net sales for the three and six months ended October 24, 2025 increased 8 percent and 9 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the Inceptiv closed-loop spinal cord stimulator, the Percept RC deep brain neurostimulator, and Interventional.
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
•Market acceptance and continued global adoption of innovative spine products and procedural solutions within our CST operating unit, such as Catalyft PL, ModuLeX, CD Horizon Voyager System, and our Infinity OCT System, as well as continued growth from Titan spine titanium interbody implants with Nanolock technology.
•Continued growth of commercially available Pipeline Embolization Devices, endovascular treatments for certain wide-necked brain aneurysms.
•Continued acceptance of the Solitaire X revascularization device for treatment of acute ischemic stroke and our React Catheter and Riptide aspiration system.
•Continued acceptance and growth of our Pelvic Health therapies, including our InterStim therapy with InterStim X and InterStim II recharge-free neurostimulators and InterStim Micro rechargeable neurostimulator for patients suffering from overactive bladder, (non-obtrusive) urinary retention, and chronic fecal incontinence. The Altaviva implantable tibial neuromodulation system received U.S. FDA approval in September 2025 for urge urinary incontinence.

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
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and six months ended October 24, 2025 were $2.2 billion and $4.3 billion, respectively, an increase of 2 percent and 3 percent, respectively, as compared to the corresponding periods in the prior fiscal year, resulting from growth in Advanced Energy, Acute Care & Monitoring, Endoscopy, and the impacts of foreign currency fluctuations.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended October 24, 2025 and October 25, 2024:

Surgical & Endoscopy (SE) net sales for the three and six months ended October 24, 2025 increased 2 percent and 3 percent, respectively as compared to the corresponding periods in the prior fiscal year. The net sales increase was primarily due to growth in LigaSure vessel sealing technology, ProGrip self-gripping polyester mesh, Electrosurgery, and Esophageal. The net sales increase was also driven by international growth in Surgical Robotics partially offset by Advanced Stapling due to pressures on the U.S. bariatric segment and continued shifts to robotic surgery.
Acute Care & Monitoring (ACM) net sales for the three and six months ended October 24, 2025 increased 3 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was primarily due to growth in Nellcor pulse oximetry and Airways from growth of the McGRATH MAC video laryngoscope.
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
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three and six months ended October 24, 2025 were $757 million and $1.5 billion, respectively, an increase of 10 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The increase in net sales was primarily driven by strong international growth due to the continued adoption of the MiniMed 780G AID system, including the Simplera Sync and Guardian 4 CGM sensors and Extended Infusion Sets, and the impacts of foreign currency fluctuations.

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
•Continued acceptance and growth for the MiniMed 780G insulin pump system, available with Simplera Sync, Guardian 4 CGM sensor, and the Abbott Instinct sensor, which received U.S. FDA approval for use with the SmartGuard dosing algorithm in September 2025. The MiniMed 780G insulin pump system received FDA approval for use in adults 18+ with insulin-requiring type 2 diabetes and CE Mark for expanded indications for use by children as young as two, during pregnancy, as well as type 2 insulin-requiring diabetes in 2025.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and six months ended October 24, 2025 and October 25, 2024:
Cost of Products Sold Cost of products sold for the three and six months ended October 24, 2025 was $3.1 billion and $6.1 billion, respectively, as compared to $2.9 billion and $5.7 billion, respectively, for the corresponding periods in the prior fiscal year. The decrease in cost of products sold as a percentage of net sales for the three and six months ended October 24, 2025 was primarily due to favorable currency impact on cost of products sold and net sales in addition to changes in the Italian payback accruals impacting net sales for the six months ended October 24, 2025 and October 25, 2024, partially offset by increased duties from tariffs on imported goods.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three and six months ended October 24, 2025 was $754 million and $1.5 billion, respectively, as compared to $697 million and $1.4 billion, respectively, for the corresponding periods in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and divestiture-related costs. Selling, general, and administrative expense for the three and six months ended October 24, 2025 was $3.0 billion and $5.8 billion, respectively, as compared to $2.8 billion and $5.4 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in selling, general, and administrative expense was primarily due to increased selling expenses in line with sales growth, new product launches and related commercialization activities, increased incentive performance in the current year, and increased expenses to support the impending separation of the Diabetes Operating Unit.
The following is a summary of other costs and expenses (income):

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Amortization of intangible assets	$463	$413	$922	$827
Restructuring charges, net	10	30	55	77
Certain litigation charges, net	—	—	27	81
Other operating expense (income), net	22	(34)	92	(33)
Other non-operating income, net	(92)	(173)	(125)	(330)
Interest expense, net	181	209	357	376
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of customer relationships, purchased technology and patents, trademarks, tradenames, and other intangible assets.

For the three months and six months ended October 24, 2025, the Company recognized $46 million and $91 million, respectively, of accelerated amortization on certain intangible assets within the Cardiovascular Segment.
Restructuring Charges, Net For the three and six months ended October 24, 2025 and October 25, 2024, restructuring costs primarily consist of employee termination benefits.
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
Other Operating Expense (Income), Net Other operating expense (income), net primarily includes expenses associated with royalties paid for the in-license of intellectual property from third parties, currency remeasurement and derivative gains and losses, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and income from funded research and development arrangements.
For the three and six months ended October 24, 2025, the change in other operating expense (income), net was largely driven by the net impact of currency remeasurement and our hedging programs resulting in a net loss of $69 million and $132 million, respectively, as compared to a net loss of $39 million and $44 million, respectively, in the corresponding periods in the prior fiscal year.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities and our global liquidity structures.
Interest income for the three and six months ended October 24, 2025 was $89 million and $208 million, respectively, as compared to $137 million and $249 million, respectively, for the corresponding periods in the prior fiscal year. The decrease in interest income was primarily driven by changes in our global liquidity structures. For the three and six months ended October 24, 2025, net losses on minority investments were $24 million and $137 million, respectively, as compared to net gains of $10 million and $27 million, respectively, for the corresponding periods in the prior fiscal year.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, global liquidity structures, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
For the three and six months ended October 24, 2025, the decrease in interest expense, net was largely driven by changes in our global liquidity structures.
INCOME TAXES

	Three months ended		Six months ended
(in millions)	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Income tax provision	$215	$281	$470	$500
Income before income taxes	1,597	1,559	2,898	2,827
Effective tax rate	13.5%	18.0%	16.2%	17.7%

Non-GAAP income tax provision	$344	$366	$698	$693
Non-GAAP income before income taxes	2,097	1,995	4,084	3,921
Non-GAAP Nominal Tax Rate	16.4%	18.3%	17.1%	17.7%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	2.9%	0.3%	0.9%	—%
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026. The impact for the three and six months ended October 24, 2025 was not significant, and impacts to fiscal year 2026 and beyond are not expected to be significant.

The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which were effective for the Company in fiscal year 2025.
Our effective tax rate for the three and six months ended October 24, 2025 was 13.5% and 16.2%, respectively, as compared to 18.0% and 17.7% for the three and six months ended October 25, 2024, respectively. The decrease in the effective tax rate for both periods primarily relates to a tax benefit recognized during the three months ended October 24, 2025 related to a change in estimate of accrued interest on uncertain tax positions partially offset by an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction.
Our Non-GAAP Nominal Tax Rate for the three and six months ended October 24, 2025 was 16.4% and 17.1%, respectively, as compared to 18.3% and 17.7% for the three and six months ended October 25, 2024, respectively. The decrease in our Non-GAAP Nominal Tax Rate for both periods was primarily due to a tax benefit recognized during the three months ended October 24, 2025 related to a change in estimate of accrued interest on uncertain tax positions partially offset by an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and six months ended October 24, 2025 of approximately $21 million and $41 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of October 24, 2025, provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
Our liquidity and capital structures are evaluated regularly within the context of our annual operating and strategic planning processes. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, property, plant, and equipment, and other operating costs. We also consider capital allocation alternatives that balance returning value to shareholders through dividends and share repurchases, satisfying maturing debt, and acquiring businesses and technology.
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Six months ended
(in millions)	October 24, 2025	October 25, 2024
Cash provided by (used in):
Operating activities	$2,013	$1,944
Investing activities	(1,201)	(604)
Financing activities	(1,776)	(1,265)
Effect of exchange rate changes on cash and cash equivalents	28	35
Net change in cash and cash equivalents	$(936)	$110
Operating Activities The $69 million increase in net cash provided was primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in cash paid to suppliers and certain litigation payments.
Investing Activities The $597 million increase in cash used was primarily attributable to an increase in net purchases of investments of $562 million.
Financing Activities There was a $511 million increase in net cash used during the six months ended October 24, 2025, as compared to the corresponding period in the prior fiscal year.
During the six months ended October 24, 2025, the Company issued two tranches of Euro-denominated Senior Notes with an aggregate principal of €1.5 billion, or $1.7 billion. The Company used the net proceeds to repay in full €1.5 billion, or $1.8 billion, of Senior Notes. Further, in July 2025, the Company repaid at maturity €1.0 billion, or $1.2 billion, of Senior Notes. During the six months ended October 25, 2024, the Company issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion, partially offset by net share repurchases of $2.6 billion. The above changes were partially offset by an increase in short-term borrowings of $1.4 billion as compared to a decrease of $67 million in the prior year. For more information on commercial paper and Senior Notes issued and repaid, refer to the Debt and Capital section below.

Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at October 24, 2025 was $29.1 billion as compared to $28.5 billion at April 25, 2025. The increase in total debt was primarily driven by the increase in commercial paper outstanding and the impact of foreign exchange rates on our foreign currency denominated debt. This was partially offset by repayments of Euro-denominated debt, net of issuances, as discussed below.
In September 2025, Medtronic, Inc. issued two tranches of Euro-denominated Senior Notes with an aggregate principal of €1.5 billion, with maturities in fiscal year 2031 and 2046, resulting in cash proceeds of approximately $1.7 billion, net of discounts and issuance costs. The Company used the net proceeds to repay at maturity €500 million of Medtronic Luxco’s 2.625% Senior Notes for $587 million in September 2025 and €1.0 billion of Medtronic Luxco's 0.000% Senior Notes for $1.2 billion in October 2025. Further, in July 2025, the Company repaid at maturity €1.0 billion, or $1.2 billion, of Senior Notes.
In June 2024, Medtronic, Inc. issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal year 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the six months ended October 24, 2025, the Company repurchased a total of 5 million shares under this program at an average price of $91.37. At October 24, 2025, we had approximately $1.7 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the current period's consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2025.
Liquidity
Our liquidity sources at October 24, 2025 included $1.3 billion of cash and cash equivalents and $7.0 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the current period's consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At October 24, 2025 and April 25, 2025, we had $1.4 billion and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2029. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At October 24, 2025 and April 25, 2025, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.

The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	October 24, 2025	April 25, 2025
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at October 24, 2025 were unchanged as compared to the ratings at April 25, 2025. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations during the first two quarters of fiscal year 2026; there have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 25, 2025.
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
As of October 24, 2025, there were no material changes to our critical accounting estimates.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the six months ended October 24, 2025 and summarized balance sheet information at October 24, 2025 and April 25, 2025 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the six months ended October 24, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$1,513	$—
Operating profit (loss)	197	5
Loss before income taxes	(69)	(47)
Net loss attributable to Medtronic	(68)	(89)
The summarized balance sheet information at October 24, 2025 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$19,387	$4,399
Total noncurrent assets(4)	11,813	5,121
Total current liabilities(5)	28,786	12,325
Total noncurrent liabilities(6)	38,660	25,710
Noncontrolling interests	204	204
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
(3)Includes receivables due from non-guarantor subsidiaries of $16.1 billion and $1.8 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $5.0 billion and $4.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $25.3 billion and $10.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $9.0 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 24, 2025 and April 25, 2025 was $20.6 billion and $23.6 billion, respectively. At October 24, 2025, these contracts were in a net unrealized gain position of $100 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the current period's consolidated financial statements.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at October 24, 2025 and April 25, 2025 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.7 billion and $1.6 billion, respectively. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at October 24, 2025 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at October 24, 2025 and April 25, 2025, indicates that the fair value of these instruments would correspondingly change by $86 million and $74 million, respectively.
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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2026:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
7/26/2025-8/22/2025	1,102,078	$91.57	1,102,078	$1,906,618,015
8/23/2025-9/26/2025	1,272,904	93.53	1,272,904	1,787,565,802
9/27/2025-10/24/2025	925,179	95.91	925,179	1,698,829,312
Total	3,300,161	$93.54	3,300,161	$1,698,829,312
In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Exchange Act Section 3(r) Disclosure
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the second quarter of fiscal year 2026, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the second quarter of fiscal year 2026 ending October 24, 2025, in the normal course of business and consistent with the Office of Foreign Assets Control ("OFAC") authorizations as in effect at the time, Medtronic Russia filed five notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. This activity did not directly result in any revenues or profits for Medtronic. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended October 24, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

Medtronic plc
(Registrant)

Date:	November 25, 2025	/s/ Denise L. Blomquist
Denise L. Blomquist
Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)