Form 10-Q
period 2026-01-23
Medtronic plc
filed 2026-02-24
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 23, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of February 18, 2026, 1,283,884,964 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
(in millions, except per share data)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Net sales	$9,017	$8,292	$26,557	$24,610
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	3,261	2,779	9,323	8,485
Research and development expense	722	675	2,202	2,048
Selling, general, and administrative expense	2,956	2,717	8,727	8,129
Amortization of intangible assets	441	416	1,364	1,243
Restructuring charges, net	77	43	131	120
Certain litigation charges, net	62	22	89	104
Other operating expense (income), net	35	(5)	126	(38)
Operating profit	1,464	1,646	4,594	4,519
Other non-operating income, net	(121)	(72)	(247)	(403)
Interest expense, net	181	179	539	555
Income before income taxes	1,404	1,540	4,302	4,367
Income tax provision	254	237	724	737
Net income	1,150	1,303	3,578	3,630
Net income attributable to noncontrolling interests	(6)	(9)	(21)	(24)
Net income attributable to Medtronic	$1,143	$1,294	$3,557	$3,606
Basic earnings per share	$0.89	$1.01	$2.77	$2.80
Diluted earnings per share	$0.89	$1.01	$2.76	$2.79
Basic weighted average shares outstanding	1,282.6	1,282.4	1,282.1	1,286.7
Diluted weighted average shares outstanding	1,289.5	1,286.2	1,288.2	1,290.6
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Net income	$1,150	$1,303	$3,578	$3,630
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities	(12)	(1)	62	110
Translation adjustment	110	(663)	203	(444)
Net investment hedges	(147)	780	(350)	610
Net change in retirement obligations	2	1	6	3
Unrealized (loss) gain on cash flow hedges	(7)	292	31	200
Other comprehensive (loss) income	(54)	409	(48)	478
Comprehensive income including noncontrolling interests	1,095	1,712	3,530	4,108
Comprehensive income attributable to noncontrolling interests	(7)	(7)	(19)	(23)
Comprehensive income attributable to Medtronic	$1,088	$1,705	$3,511	$4,085
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets
(Unaudited)

(in millions)	January 23, 2026	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,147	$2,218
Investments	7,236	6,747
Accounts receivable, less allowances and credit losses of $207 and $199, respectively	6,359	6,515
Inventories	6,309	5,476
Other current assets	3,020	2,858
Total current assets	24,071	23,814
Property, plant, and equipment, net	7,179	6,837
Goodwill	41,892	41,737
Other intangible assets, net	10,335	11,667
Tax assets	3,967	4,040
Other assets	4,041	3,584
Total assets	$91,485	$91,680
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$191	$2,874
Accounts payable	2,569	2,449
Accrued compensation	2,581	2,514
Accrued income taxes	650	1,358
Other accrued expenses	3,504	3,683
Total current liabilities	9,495	12,879
Long-term debt	27,880	25,642
Accrued compensation and retirement benefits	1,191	1,158
Accrued income taxes	1,587	1,574
Deferred tax liabilities	365	403
Other liabilities	1,770	1,769
Total liabilities	42,289	43,424
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,283,366,516 and 1,281,934,628 shares issued and outstanding, respectively	—	—
Additional paid-in capital	21,012	20,833
Retained earnings	32,303	31,476
Accumulated other comprehensive loss	(4,330)	(4,284)
Total shareholders’ equity	48,985	48,024
Noncontrolling interests	211	232
Total equity	49,196	48,256
Total liabilities and equity	$91,485	$91,680
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 25, 2025	1,282	$—	$20,833	$31,476	$(4,284)	$48,024	$232	$48,256
Net income	—	—	—	1,040	—	1,040	7	1,047
Other comprehensive (loss) income	—	—	—	—	(319)	(319)	1	(318)
Dividends to shareholders ($0.71 per ordinary share)	—	—	—	(910)	—	(910)	—	(910)
Issuance of shares under stock purchase and award plans	1	—	93	—	—	93	—	93
Repurchase of ordinary shares	(1)	—	(120)	—	—	(120)	—	(120)
Stock-based compensation	—	—	86	—	—	86	—	86
July 25, 2025	1,282	$—	$20,891	$31,606	$(4,604)	$47,893	$240	$48,133
Net income	—	—	—	1,374	—	1,374	7	1,381
Other comprehensive income (loss)	—	—	—	—	329	329	(4)	325
Dividends to shareholders ($0.71 per ordinary share)	—	—	—	(910)	—	(910)	—	(910)
Issuance of shares under stock purchase and award plans	3	—	94	—	—	94	—	94
Repurchase of ordinary shares	(3)	—	(309)	—	—	(309)	—	(309)
Stock-based compensation	—	—	182	—	—	182	—	182
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(39)	(39)
October 24, 2025	1,282	$—	$20,857	$32,070	$(4,275)	$48,652	$204	$48,857
Net income	—	—	—	1,143	—	1,143	6	1,150
Other comprehensive loss	—	—	—	—	(55)	(55)	—	(54)
Dividends to shareholders ($0.71 per ordinary share)	—	—	—	(911)	—	(911)	—	(911)
Issuance of shares under stock purchase and award plans	2	—	146	—	—	146	—	146
Repurchase of ordinary shares	(1)	—	(85)	—	—	(85)	—	(85)
Stock-based compensation	—	—	95	—	—	95	—	95
January 23, 2026	1,283	$—	$21,012	$32,303	$(4,330)	$48,985	$211	$49,196

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	1,042	—	1,042	6	1,049
Other comprehensive loss	—	—	—	—	(92)	(92)	—	(92)
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(898)	—	(898)	—	(898)
Issuance of shares under stock purchase and award plans	1	—	87	—	—	87	—	87
Repurchase of ordinary shares	(30)	—	(2,489)	—	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	83	—	—	83	—	83
July 26, 2024	1,282	$—	$20,810	$30,547	$(3,410)	$47,947	$213	$48,160
Net income	—	—	—	1,270	—	1,270	9	1,278
Other comprehensive income	—	—	—	—	161	161	—	161
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(897)	—	(897)	—	(897)
Issuance of shares under stock purchase and award plans	3	—	103	—	—	103	—	103
Repurchase of ordinary shares	(3)	—	(248)	—	—	(248)	—	(248)
Stock-based compensation	—	—	159	—	—	159	—	159
October 25, 2024	1,283	$—	$20,824	$30,919	$(3,250)	$48,494	$222	$48,716
Net income	—	—	—	1,294	—	1,294	9	1,303
Other comprehensive income (loss)	—	—	—	—	411	411	(1)	409
Dividends to shareholders ($0.70 per ordinary share)	—	—	—	(897)	—	(897)	—	(897)
Issuance of shares under stock purchase and award plans	3	—	152	—	—	152	—	152
Repurchase of ordinary shares	(2)	—	(164)	—	—	(164)	—	(164)
Stock-based compensation	—	—	98	—	—	98	—	98
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(2)	(2)
January 24, 2025	1,283	$—	$20,910	$31,317	$(2,839)	$49,387	$228	$49,615
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
(in millions)	January 23, 2026	January 24, 2025
Operating Activities:
Net income	$3,578	$3,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,242	2,021
Provision for credit losses	102	96
Deferred income taxes	59	(81)
Stock-based compensation	362	340
Other, net	280	14
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	87	(184)
Inventories	(803)	(478)
Accounts payable and accrued liabilities	(77)	(157)
Other operating assets and liabilities	(1,074)	(685)
Net cash provided by operating activities	4,757	4,516
Investing Activities:
Acquisitions, net of cash acquired	—	(98)
Additions to property, plant, and equipment	(1,416)	(1,400)
Purchases of investments	(6,572)	(6,093)
Sales and maturities of investments	5,982	6,255
Other investing activities, net	(10)	(111)
Net cash used in investing activities	(2,017)	(1,447)
Financing Activities:
Change in current debt obligations, net	173	(1,070)
Issuance of long-term debt	1,747	3,209
Payments on long-term debt	(2,930)	—
Dividends to shareholders	(2,731)	(2,692)
Issuance of ordinary shares	419	400
Repurchase of ordinary shares	(600)	(2,961)
Other financing activities, net	60	96
Net cash used in financing activities	(3,863)	(3,018)
Effect of exchange rate changes on cash and cash equivalents	52	(95)
Net change in cash and cash equivalents	(1,072)	(44)
Cash and cash equivalents at beginning of period	2,218	1,284
Cash and cash equivalents at end of period	$1,147	$1,240

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,598	$1,515
Interest	573	567

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
The accompanying unaudited consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Amounts reported in millions within this quarterly report are computed based on the actual amounts, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2025, as filed with the SEC on June 20, 2025. The Company’s fiscal years 2026, 2025, and 2024 will end or ended on April 24, 2026, April 25, 2025, and April 26, 2024, respectively.
There have been no material changes to our significant accounting policies, as disclosed in Note 1 included in the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 2025.
In May 2025, the Company announced its intent to separate the Diabetes business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. (MiniMed). The separation is expected to be completed within 18 months of the initial announcement.
2. New Accounting Pronouncements
Recently Adopted Accounting Standards
During the nine months ended January 23, 2026, there have been no newly adopted accounting pronouncements that materially impact our consolidated financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 2025 for pronouncements recently adopted.
Not Yet Adopted Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2026 for our annual report. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Derivatives and Hedging and Revenue from Contracts with Customers
In September 2025, the FASB issued ASU 2025-07, Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (Topics 815 and 606). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statements.
Government Grants
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832), to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2030, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statements.
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
The table below illustrates net sales by segment and division and by market geography for the three and nine months ended January 23, 2026 and January 24, 2025. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	Worldwide
	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cardiac Rhythm & Heart Failure	$1,856	$1,545	$5,394	$4,659
Structural Heart & Aortic	929	874	2,814	2,610
Coronary & Peripheral Vascular	672	618	1,971	1,876
Cardiovascular	3,457	3,037	10,179	9,145
Cranial & Spinal Technologies	1,310	1,250	3,819	3,632
Specialty Therapies	746	732	2,191	2,181
Neuromodulation	503	476	1,527	1,413
Neuroscience	2,558	2,458	7,536	7,226
Surgical & Endoscopy	1,654	1,596	4,945	4,790
Acute Care & Monitoring	519	476	1,483	1,406
Medical Surgical	2,173	2,072	6,428	6,196
Diabetes	796	694	2,274	2,027
Reportable segment net sales	8,985	8,260	26,417	24,593
Other operating segment(1)	32	32	101	106
Other adjustments(2)	—	—	39	(90)
Total net sales	$9,017	$8,292	$26,557	$24,610

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	U.S.		International		U.S.		International
	Three months ended				Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cardiovascular	$1,589	$1,405	$1,868	$1,632	$4,660	$4,242	$5,519	$4,904
Neuroscience	1,709	1,689	849	769	5,063	4,931	2,474	2,295
Medical Surgical	929	893	1,244	1,180	2,756	2,718	3,671	3,478
Diabetes	248	236	548	457	695	683	1,579	1,344
Reportable segment net sales	4,475	4,223	4,510	4,038	13,174	12,573	13,243	12,020
Other operating segment(1)	18	15	14	17	60	51	41	55
Other adjustments(2)	—	—	—	—	—	—	39	(90)
Total net sales	$4,493	$4,237	$4,524	$4,055	$13,234	$12,624	$13,323	$11,986
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
The amount of revenue recognized is reduced by sales rebates, distributor chargebacks, and returns. Adjustments to rebates, distributor chargebacks, and returns reserves are recorded as increases or decreases to revenue. At January 23, 2026, $1.0 billion of rebates were classified as other accrued expenses and $640 million of distributor chargebacks were classified as a reduction of accounts receivable in the consolidated balance sheet. At April 25, 2025, $983 million of rebates were classified as other accrued expenses and $680 million of distributor chargebacks were classified as a reduction of accounts receivable in the consolidated balance sheet. During the nine months ended January 24, 2025, the Company recognized $90 million of incremental Italian payback accruals resulting from the July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015. During the nine months ended January 23, 2026, the Company decreased its accrual for the Italian payback by $39 million resulting from the June 30, 2025 legislative decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. The changes in estimates related to the Italian payback accruals were recognized as adjustments to net sales in the consolidated statements of income. Refer to Note 16 in the consolidated financial statements for additional information. Other adjustments to variable consideration during the three and nine months ended January 23, 2026 and January 24, 2025 were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at January 23, 2026 and April 25, 2025 was $468 million and $446 million, respectively. At January 23, 2026 and April 25, 2025, $373 million and $354 million was included in other accrued expenses, respectively, and $95 million and $92 million was included in other liabilities, respectively. During the nine months ended January 23, 2026, the Company recognized $314 million of revenue that was included in deferred revenue as of April 25, 2025. During the nine months ended January 24, 2025, the Company recognized $251 million of revenue that was included in deferred revenue as of April 26, 2024.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 23, 2026, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.4 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions, Dispositions, and Funded Research and Development Arrangements
Acquisition Activity
During the three and nine months ended January 23, 2026, the Company had no acquisitions that were accounted for as business combinations. During the fiscal year ended April 25, 2025, the Company had acquisitions that were accounted for as business combinations. For the three and nine months ended January 23, 2026 and the fiscal year ended April 25, 2025, purchase price allocation adjustments were not material.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Fiscal Year 2025
The acquisition date fair value of net assets acquired during fiscal year 2025 was $128 million, consisting of $159 million of assets acquired and $31 million of liabilities assumed. Assets acquired were primarily comprised of $108 million of goodwill and $50 million of in-process research and development (IPR&D). The goodwill is not deductible for tax purposes. The Company recognized $20 million of non-cash contingent consideration liabilities in connection with these business combinations during fiscal year 2025, which were comprised of other milestone-based payments.
Funded Research and Development Arrangements
The Company has entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, "Blackstone") to receive funding related to the development of certain products within the Cardiovascular Portfolio and Diabetes Operating Unit. As there is substantive and genuine transfer of risk to Blackstone, the development funding is recognized by Medtronic as an obligation to perform contractual services. The Company recognizes the funding as income within other operating expense (income), net as the research and development costs are incurred and funding payments become due. Under these arrangements, the Company recognized income of $36 million and $108 million during the three and nine months ended January 23, 2026, respectively, and income of $50 million and $133 million during the three and nine months ended January 24, 2025, respectively. As of January 23, 2026, the Company is eligible to receive additional funding of $283 million under these arrangements.
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
5. Restructuring Charges
Total restructuring, associated, and other costs for the three and nine months ended January 23, 2026 were $172 million and $251 million, respectively, as compared to $46 million and $154 million for the three and nine months ended January 24, 2025, respectively.
MiniMed Restructuring Actions
In December 2025, the Board of Directors approved a series of restructuring actions designed to support the separation and position of both Medtronic and MiniMed by enabling greater strategic focus, improving operational efficiency, aligning organizational structures of each, and driving long-term business growth and efficiencies in the individual organizations.
The restructuring actions are expected to result in pre-tax restructuring charges of approximately $300 million to $500 million, which will be incurred at varying intervals between the third quarter of fiscal year 2026 and the finalization of the Transition Services Agreement (which governs services to be provided to MiniMed by Medtronic, and which will conclude no later than 24 months following the completion of the MiniMed initial public offering). The expected completion date of these restructuring actions is fiscal year 2029. The restructuring activities include organizational realignments, workforce-related actions, and separation of duplicated shared services, locations, systems, and operational functions. Of the total actions, the Company anticipates that materially all of the charges will relate to employee termination benefits, with the potential for other charges to include contract termination costs and asset write-offs. The Company expects these costs to be recognized primarily within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income. The costs of this program were not recorded in a specific reportable segment.
During the third quarter of fiscal year 2026, the Company recognized $16 million of restructuring charges related to this program. All charges related to employee termination benefits and were recognized within restructuring charges, net in the consolidated statements of income and recorded within other accrued expenses in the consolidated balance sheet.
Other Restructuring Activities
The Company also incurred restructuring charges during the three and nine months ended January 23, 2026 and January 24, 2025 for individually immaterial restructuring activities. The restructuring, associated, and other costs for these activities primarily related to employee termination benefits provided to employees who have been involuntarily terminated, facility related and contract termination costs, and asset write-offs.
In addition, in December 2025, management approved and committed to a plan to terminate a third-party manufacturing agreement within the Diabetes Operating Unit. In conjunction with this plan, the Company recorded pre-tax charges of $118 million, including $84 million recognized within cost of products sold related to asset write-offs and $34 million recognized within other operating expense (income), net related to contract termination costs in the consolidated statements of income. These charges are included within the table below.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the classification of these restructuring, associated, and other costs in the consolidated statements of income for the other restructuring activities:

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cost of products sold	$89	$4	$105	$24
Selling, general, and administrative expenses	6	—	15	10
Restructuring charges, net	60	43	115	120
Total restructuring, associated, and other costs	$156	$46	$235	$154
The following table provides a reconciliation of the beginning and ending restructuring liability balances relating to the other restructuring activities:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 25, 2025	$132	$18	$150
Charges	95	66	161
Cash payments	(170)	(32)	(202)
Settled non-cash	—	(2)	(2)
Accrual adjustments(1)	(14)	(1)	(15)
January 23, 2026	$43	$49	$92
(1)Accrual adjustments primarily relate to certain employees identified for termination finding other positions within the Company and changes in estimates.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at January 23, 2026 and April 25, 2025:

	January 23, 2026
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$449	$—	$(4)	$445	$445	$—
Level 2:
Corporate debt securities	3,905	37	(12)	3,929	3,929	—
U.S. government and agency securities	870	—	(11)	860	860	—
Mortgage-backed securities	813	10	(20)	804	804	—
Non-U.S. government and agency securities	25	—	—	25	25	—
Other asset-backed securities	1,158	6	(6)	1,158	1,158	—
Total Level 2	6,772	53	(49)	6,776	6,776	—
Level 3:
Auction rate securities	36	—	(2)	34	—	34
Total available-for-sale debt securities	$7,256	$54	$(55)	$7,255	$7,221	$34

	April 25, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$417	$—	$(7)	$410	$410	$—
Level 2:
Corporate debt securities	3,540	17	(36)	3,521	3,521	—
U.S. government and agency securities	835	—	(20)	814	814	—
Mortgage-backed securities	948	4	(29)	923	923	—
Non-U.S. government and agency securities	6	—	—	6	6	—
Other asset-backed securities	1,044	5	(6)	1,044	1,044	—
Total Level 2	6,373	26	(91)	6,308	6,308	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,826	$26	$(100)	$6,752	$6,719	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at January 23, 2026 and April 25, 2025:

	January 23, 2026
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$577	$(4)	$835	$(9)
U.S. government and agency securities	158	(3)	530	(12)
Mortgage-backed securities	12	(1)	266	(19)
Other asset-backed securities	—	—	230	(6)
Auction rate securities	—	—	34	(2)
Total	$749	$(7)	$1,895	$(47)

	April 25, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$702	$(7)	$1,235	$(29)
U.S. government and agency securities	110	(1)	641	(25)
Mortgage-backed securities	2	(1)	614	(28)
Other asset-backed securities	—	—	469	(6)
Auction rate securities	—	—	33	(3)
Total	$814	$(9)	$2,993	$(91)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended January 23, 2026 and January 24, 2025. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Gains and losses on available-for-sale debt securities are recognized in other non-operating income, net in the consolidated statements of income. During the three and nine months ended January 23, 2026 and January 24, 2025, gross realized gains and losses on available-for-sale debt securities were not material. During the three and nine months ended January 23, 2026, proceeds from sales of available-for-sale debt securities were $2.0 billion and $5.9 billion, respectively. During the three and nine months ended January 24, 2025, proceeds from sales of available-for-sale debt securities were $1.9 billion and $6.1 billion, respectively.
The contractual maturities of available-for-sale debt securities at January 23, 2026 are shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,554	$1,548
Due after one year through five years	3,118	3,125
Due after five years through ten years	1,153	1,164
Due after ten years	1,431	1,418
Total	$7,256	$7,255
Interest income, which includes income on marketable debt securities and the global liquidity structures, is recognized in other non-operating income, net, in the consolidated statements of income. During the three and nine months ended January 23, 2026, there was $85 million and $294 million of interest income, respectively. During the three and nine months ended January 24, 2025, there was $114 million and $364 million of interest income, respectively.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Equity Securities, Equity Method Investments, and Other Investments
The following table summarizes the Company's equity and other investments and related accrued interest receivable at January 23, 2026 and April 25, 2025, which are classified primarily as other assets in the consolidated balance sheets:

(in millions)	January 23, 2026	April 25, 2025
Investments with readily determinable fair value (marketable equity securities)	$144	$17
Investments for which the fair value option has been elected	50	140
Investments without readily determinable fair values	730	705
Equity method and other investments	79	89
Total equity and other investments	$1,003	$951
The table below includes activity related to the Company's portfolio of equity and other investments. Gains, losses, and interest income on equity and other investments are recognized in other non-operating income, net in the consolidated statements of income.

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Proceeds from sales	$21	$27	$53	$120
Gross gains	13	8	32	100
Gross losses	(22)	(4)	(115)	(17)
Interest income	17	—	17	—
Impairment losses recognized	—	(71)	(62)	(116)
During the three and nine months ended January 23, 2026, there were $9 million and $85 million of net unrealized losses, respectively, on equity securities and other investments still held at January 23, 2026. During the three and nine months ended January 24, 2025, there were $2 million of net unrealized losses and $5 million of net unrealized gains, respectively, on equity securities and other investments still held at January 24, 2025.
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
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating income, net in the consolidated statements of income. During the nine months ended January 23, 2026, the Company recognized a loss of $90 million primarily driven by historical financial results and projections of future cash flows. During the three months ended January 23, 2026 and the three and nine months ended January 24, 2025, the change in fair value was not material.
The following table provides a reconciliation of the beginning and ending balances of the Mozarc investment for which the fair value option has been elected:

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Beginning Balance	$57	$311	$140	$311
Additions	—	—	7	—
Settlements	(7)	—	(7)	—
Change in fair value	—	—	(90)	—
Ending Balance	$50	$311	$50	$311

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. There was $140 million of commercial paper outstanding at January 23, 2026. During both the three and nine months ended January 23, 2026, the commercial paper outstanding had a weighted average original maturity of 17 days and a weighted average interest rate of 4.03 percent and 4.23 percent, respectively. There was no commercial paper outstanding at April 25, 2025. During fiscal year 2025, the commercial paper outstanding had a weighted average original maturity of 13 days and a weighted average interest rate of 5.02 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At January 23, 2026 and April 25, 2025, no amounts were outstanding under the Credit Facility.
Interest rates on advances on the Credit Facility are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The Company is in compliance with the covenants under the Credit Facility.
MiniMed Line of Credit
In January 2026, as part of the impending separation of the Diabetes Operating Unit, Kangaroo US HoldCo 2, Inc. (the “Initial Borrower”), entered into a credit agreement which provides for a five-year senior secured revolving credit facility (the “MiniMed Revolving Credit Facility”) in an aggregate principal amount of $500 million to be made available in U.S. dollars and certain approved alternative currencies, initially including Euros, with Citibank, N.A. serving as administrative agent for a syndicate of lenders. Subject to the conditions to the borrowing therein, the commitments under the MiniMed Revolving Credit Facility will become available upon the completion of the initial public offering of MiniMed Group, Inc., whereupon the Initial Borrower will merge with and into MiniMed Group, Inc. (the “Merger”), with MiniMed Group, Inc. surviving the merger and continuing as the borrower. The MiniMed Revolving Credit Facility permits, subject to specified conditions, one or more of MiniMed Group, Inc.'s wholly owned subsidiaries to be added as additional borrowers.
Interest is payable on the loans under the MiniMed Revolving Credit Facility at (1) in the case of borrowings denominated in U.S. dollars, Term SOFR (or, at the borrower’s option, the base rate) and (2) in the case of borrowings denominated in Euros, EURIBOR, plus, in each case, a margin determined pursuant to a pricing grid based on MiniMed Group, Inc.'s secured net leverage ratio. The commitment fees and letter of credit fees under the MiniMed Revolving Credit Facility are determined based upon the same grid. Interest payments are due (1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months) and (2) in the case of base rate borrowings, on the last business day of each March, June, September, and December. No amounts are available to be drawn under the MiniMed Revolving Credit Facility as of January 23, 2026.
The MiniMed Revolving Credit Facility also contains representations and warranties, covenants, and events of default that are customary for this type of financing, including financial maintenance covenants and covenants restricting, inter alia, the incurrence of liens and indebtedness, the sale of assets, the making of restricted payments, investments and certain debt prepayments, and the entry into certain merger transactions. The obligations under the MiniMed Revolving Credit Facility are guaranteed by certain wholly-owned subsidiaries of the Initial Borrower (and following the consummation of the Merger, certain wholly-owned subsidiaries of MiniMed Group, Inc.), and secured by certain assets of such subsidiaries.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	January 23, 2026	April 25, 2025
Current debt obligations	2026 - 2027	$191	$2,874

Long-term debt
1.125 percent eight-year 2019 senior notes	2027	1,757	1,714
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,171	1,142
0.375 percent eight-year 2020 senior notes	2029	1,171	1,142
3.650 percent five-year 2024 senior notes	2030	996	971
2.950 percent five-year 2025 senior notes	2031	878	—
1.625 percent twelve-year 2019 senior notes	2031	1,171	1,142
1.000 percent twelve-year 2019 senior notes	2032	1,171	1,142
3.125 percent nine-year 2022 senior notes	2032	1,171	1,142
0.750 percent twelve-year 2020 senior notes	2033	1,171	1,142
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,171	1,142
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
3.875 percent twelve-year 2024 senior notes	2037	996	971
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,171	1,142
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,171	1,142
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,171	1,142
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.150 percent nineteen-year 2024 senior notes	2044	703	685
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
4.200 percent twenty-year 2025 senior notes	2046	878	—
1.750 percent thirty-year 2019 senior notes	2050	1,171	1,142
1.625 percent thirty-year 2020 senior notes	2051	1,171	1,142
4.150 percent twenty-nine-year 2024 senior notes	2054	820	800
Finance lease obligations	2027 - 2041	58	52
Debt discount, net	2027 - 2054	(58)	(59)
Deferred financing costs	2027 - 2054	(118)	(117)
Total long-term debt		$27,880	$25,642
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures is recognized in interest expense, net in the consolidated statements of income. During the three and nine months ended January 23, 2026, there was $223 million and $662 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures. During the three and nine months ended January 24, 2025, there was $224 million and $693 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures.

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
The Euro-denominated debt issued in September 2025 and June 2024 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 in the consolidated financial statements for additional information regarding net investment hedges.
Financial Instruments Not Measured at Fair Value
At January 23, 2026, the estimated fair value of the Company’s Senior Notes was $25.5 billion compared to a principal value of $28.0 billion. At April 25, 2025, the estimated fair value of the Company's Senior Notes was $26.2 billion compared to a principal value of $28.6 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
The Company's cash flow hedges will mature within the subsequent two-year period. At January 23, 2026 and April 25, 2025, the Company had $116 million and $149 million in after-tax unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $80 million of after-tax net unrealized losses at January 23, 2026 will be recognized in the consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three and nine months ended January 23, 2026, the Company recognized $42 million and $127 million, respectively, of after-tax unrealized gains representing excluded components in interest expense, net. During the three and nine months ended January 24, 2025, the Company recognized $50 million and $148 million, respectively, of after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Hedges
In fiscal year 2025, the Company began using foreign currency forward contracts designated as fair value hedges to manage its exposure to changes in the fair value of a fixed-rate debt obligation. The contracts matured during the first quarter of fiscal year 2026.
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating expense (income), net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge and were not material for the nine months ended January 23, 2026 and the three and nine months ended January 24, 2025. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
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
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	January 23, 2026	April 25, 2025
Currency exchange rate contracts	Cash flow hedge	$8.9	$10.6
Currency exchange rate contracts(1)	Net investment hedge	6.7	8.0
Foreign currency-denominated debt(2)	Net investment hedge	21.1	20.6
Currency exchange rate contracts	Fair value hedge	—	1.1
Currency exchange rate contracts	Undesignated	4.2	3.9
(1)At January 23, 2026, includes derivative contracts with a notional value of €4.0 billion, or $4.7 billion, designated as hedges of a portion of our net investment in certain European operations and derivative contracts with a notional value of ¥320.8 billion, or $2.0 billion, designated as hedges of a portion of our net investment in certain Japanese operations. These derivative contracts mature in fiscal years 2026 through 2033.
(2)At January 23, 2026, includes €18.0 billion, or $21.1 billion, of outstanding Euro-denominated debt designated as hedges of a portion of our net investment in foreign operations. This debt matures in fiscal years 2027 through 2054.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three and nine months ended January 23, 2026 and January 24, 2025 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss				(Gain) Loss Reclassified into Income

	Three months ended		Nine months ended		Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cash flow hedges
Currency exchange rate contracts	$8	$(346)	$(57)	$(303)	$26	$(49)	$71	$(88)	Other operating expense (income), net
Currency exchange rate contracts	9	(55)	19	(55)	(11)	(17)	(50)	(56)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	192	(684)	517	(525)	—	—	—	—	N/A
Currency exchange rate contracts	(33)	(124)	(148)	(112)	—	—	—	—	N/A
Fair value hedges
Currency exchange rate contracts	—	—	1	(1)	—	38	(20)	42	Other operating expense (income), net
Total	$176	$(1,209)	$331	$(996)	$15	$(28)	$1	$(102)
The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements during the three and nine months ended January 23, 2026 and January 24, 2025 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Nine months ended		Location of (Gain) Loss in Income Statement
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Currency exchange rate contracts	$50	$65	$74	$60	Other operating expense (income), net
Balance Sheet Presentation
The following table summarizes the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at January 23, 2026 and April 25, 2025. The fair value amounts of qualified hedging instruments are presented on a gross basis and segregated between designated and not designated as hedging instruments. These hedging instruments are segregated by type of contract.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	January 23, 2026	April 25, 2025	Balance Sheet Classification	January 23, 2026	April 25, 2025	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$175	$269	Other current assets	$242	$200	Other accrued expenses
Currency exchange rate contracts	347	57	Other assets	132	196	Other liabilities
Total derivatives designated as hedging instruments	522	326		374	396
Derivatives not designated as hedging instruments
Currency exchange rate contracts	7	7	Other current assets	14	5	Other accrued expenses
Total return swaps	7	—	Other current assets	—	16	Other accrued expenses
Total derivatives not designated as hedging instruments	14	7		14	21
Total derivatives	$536	$334		$388	$417

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	January 23, 2026		April 25, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$529	$388	$334	$401
Level 2	7	—	—	16
Total	$536	$388	$334	$417
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

	January 23, 2026
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$529	$(204)	$—	$326
Total return swaps	7	—	—	7
	536	(204)	—	333
Derivative liabilities:
Currency exchange rate contracts	(388)	204	115	(69)
Total	$149	$—	$115	$264

	April 25, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$334	$(195)	$—	$139
Derivative liabilities:
Currency exchange rate contracts	(401)	195	125	(82)
Total return swaps	(16)	—	—	(16)
	(417)	195	125	(97)
Total	$(84)	$—	$125	$42

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

9. Inventories
Inventory balances were as follows:

(in millions)	January 23, 2026	April 25, 2025
Finished goods	$4,194	$3,779
Work-in-process	883	744
Raw materials	1,232	953
Total	$6,309	$5,476
10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by segment:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
April 25, 2025	$8,017	$11,716	$19,748	$2,255	$41,737
Currency translation and other	20	41	94	—	155
January 23, 2026	$8,037	$11,757	$19,842	$2,256	$41,892
No goodwill impairment was recognized during the three and nine months ended January 23, 2026 and January 24, 2025.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 23, 2026		April 25, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,558	$(10,360)	$16,550	$(9,650)
Purchased technology and patents	11,640	(8,151)	11,600	(7,514)
Trademarks and tradenames	422	(292)	421	(283)
Other	357	(120)	355	(101)
Total	$28,977	$(18,923)	$28,925	$(17,547)
Indefinite-lived:
IPR&D	$281	$—	$289	$—
The Company did not recognize any definite-lived or indefinite-lived intangible asset impairment charges during the three and nine months ended January 23, 2026 and January 24, 2025. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Amortization Expense
Intangible asset amortization expense for the three and nine months ended January 23, 2026 was $441 million and $1,364 million, respectively, including $30 million and $121 million, respectively, of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio. Intangible asset amortization expense for the three and nine months ended January 24, 2025 was $416 million and $1,243 million, respectively. Estimated aggregate amortization expense by fiscal year based on the carrying value of definite-lived intangible assets at January 23, 2026, excluding any possible future amortization associated with acquired IPR&D which has not yet met technological feasibility, is as follows:

(in millions)	Amortization Expense
Remaining 2026	$405
2027	1,608
2028	1,557
2029	1,479
2030	1,347
2031	1,268
11. Income Taxes
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026 and the impact for the three and nine months ended January 23, 2026 was not material.
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
The Company's effective tax rate for the three and nine months ended January 23, 2026 was 18.1% and 16.8%, respectively, as compared to 15.4% and 16.9% for the three and nine months ended January 24, 2025, respectively. The increase in the effective tax rate for the three months ended January 23, 2026 primarily relates to an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction. The decrease in the effective tax rate for the nine months ended January 23, 2026 primarily relates to a tax benefit recognized during the period related to a change in estimate of accrued interest on uncertain tax positions, partially offset by an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction.
At both January 23, 2026 and April 25, 2025, the Company's gross unrecognized tax benefits were $2.9 billion. For the nine months ended January 23, 2026, the Company recognized a decrease in gross interest expense of $67 million in income tax provision in the consolidated statements of income. For the nine months ended January 24, 2025, the gross interest expense recognized in income tax provision in the consolidated statements of income was $42 million. The Company had a net receivable of $36 million at January 23, 2026 and a net payable of $74 million at April 25, 2025 for accrued interest and penalties. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.7 billion would impact the Company’s effective tax rate. At January 23, 2026 and April 25, 2025, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $2.0 billion and $1.9 billion, respectively. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.
Refer to Note 16 in the consolidated financial statements for additional information regarding the status of current tax audits and proceedings.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Numerator:
Net income attributable to ordinary shareholders	$1,143	$1,294	$3,557	$3,606
Denominator:
Basic – weighted average shares outstanding	1,282.6	1,282.4	1,282.1	1,286.7
Effect of dilutive securities:
Employee stock options	1.2	0.5	0.7	0.5
Employee restricted stock units	3.0	2.1	2.9	2.1
Employee performance share units	2.7	1.3	2.5	1.3
Diluted – weighted average shares outstanding	1,289.5	1,286.2	1,288.2	1,290.6
Basic earnings per share	$0.89	$1.01	$2.77	$2.80
Diluted earnings per share	$0.89	$1.01	$2.76	$2.79
The calculation of weighted average diluted shares outstanding excludes stock awards of approximately 11 million and 17 million ordinary shares for the three and nine months ended January 23, 2026, respectively, and 26 million and 27 million ordinary shares for the three and nine months ended January 24, 2025, respectively, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components and classification of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three and nine months ended January 23, 2026 and January 24, 2025:

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Stock options	$10	$13	$47	$55
Restricted stock	55	54	179	165
Performance share units	22	23	110	93
Employee stock purchase plan	7	7	26	26
Total stock-based compensation expense	$95	$98	$362	$340

Cost of products sold	$11	$11	$41	$37
Research and development expense	12	12	46	41
Selling, general, and administrative expense	72	75	275	262
Total stock-based compensation expense	95	98	362	340
Income tax benefits	(18)	(17)	(62)	(55)
Total stock-based compensation expense, net of tax	$77	$81	$300	$285

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the defined benefit pension plans included the following components for the three and nine months ended January 23, 2026 and January 24, 2025:

	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three months ended				Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Service cost	$12	$13	$11	$11	$36	$39	$33	$33
Interest cost	42	43	12	13	126	129	36	39
Expected return on plan assets	(64)	(66)	(18)	(17)	(192)	(198)	(54)	(51)
Amortization of prior service cost	(1)	(1)	—	—	(3)	(3)	—	—
Amortization of net actuarial loss	5	4	1	—	15	12	3	1
Net periodic benefit (credit) cost	$(6)	$(7)	$6	$7	$(18)	$(21)	$18	$22
Components of net periodic benefit (credit) cost other than the service component are recognized in other non-operating income, net in the consolidated statements of income.
15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCI), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
April 25, 2025	$(63)	$(2,835)	$(597)	$(640)	$(149)	$(4,284)
Other comprehensive income (loss) before reclassifications	62	205	(350)	(1)	(2)	(86)
Reclassifications	—	—	—	8	33	40
Other comprehensive income (loss)	62	205	(350)	6	31	(46)
January 23, 2026	$(1)	$(2,630)	$(947)	$(636)	$(116)	$(4,330)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	98	(443)	610	(1)	307	570
Reclassifications	12	—	—	4	(107)	(91)
Other comprehensive income (loss)	110	(443)	610	3	200	479
January 24, 2025	$(102)	$(4,129)	$1,488	$(527)	$432	$(2,839)
The income tax on gains and losses on investment securities in other comprehensive income (loss) before reclassifications during the nine months ended January 23, 2026 and January 24, 2025 was an expense of $11 million and $19 million, respectively. During the nine months ended January 23, 2026 the income taxes on realized gains and losses on investment securities reclassified from AOCI were not material. During the nine months ended January 24, 2025, realized gains and losses on investment securities reclassified from AOCI were reduced by income taxes of $2 million. When realized, gains and losses on investment securities reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 6 in the consolidated financial statements for additional information.
For the nine months ended January 23, 2026 there was no income tax on cumulative translation adjustments. During the nine months ended January 24, 2025, the income tax on cumulative translation adjustments was a benefit of $3 million.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The income tax on net investment hedges in other comprehensive income (loss) before reclassifications during the nine months ended January 23, 2026 and January 24, 2025, was a benefit of $19 million and an expense of $28 million, respectively. Refer to Note 8 in the consolidated financial statements for additional information.
The net change in retirement obligations in other comprehensive income (loss) includes amortization of net actuarial losses included in net periodic benefit cost. During the nine months ended January 23, 2026, the tax impact on retirement obligations in other comprehensive income (loss) before reclassifications was a benefit of $1 million. During the nine months ended January 24, 2025, there were no tax impacts on retirement obligations in other comprehensive income (loss) before reclassifications. During the nine months ended January 23, 2026 and January 24, 2025, the gains and losses on defined benefit and pension items reclassified from AOCI were reduced by income taxes of $2 million. When realized, net gains and losses on defined benefit and pension items reclassified from AOCI are recognized within other non-operating income, net. Refer to Note 14 in the consolidated financial statements for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income (loss) before reclassifications during the nine months ended January 23, 2026 and January 24, 2025, was an expense of $40 million and $51 million, respectively. During the nine months ended January 23, 2026 and January 24, 2025, gains and losses on cash flow hedges reclassified from AOCI were reduced by income taxes of $12 million and $36 million, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCI are recognized within other operating expense (income), net or cost of products sold. Refer to Note 8 in the consolidated financial statements for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. The Company recognized $62 million and $89 million of certain litigation charges during the three and nine months ended January 23, 2026, respectively. The Company recognized $22 million and $104 million of certain litigation charges during the three and nine months ended January 24, 2025, respectively. At January 23, 2026 and April 25, 2025, accrued litigation was approximately $0.2 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to this litigation is difficult to predict, and the cost of any litigation, including litigation subject to accruals, could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Intellectual Property Matters
Colibri
The Company is a defendant in patent litigation brought by Colibri Heart Valve LLC (Colibri) in the U.S. District Court for the Central District of California. Colibri alleged infringement of one patent by the Company’s Evolut family of transcatheter aortic valve replacement devices. The patent asserted by Colibri has expired. On February 8, 2023, a jury returned a verdict against the Company for approximately $106 million. In July 2023, the Company filed its appeal with the U.S. Court of Appeals for the Federal Circuit. On July 18, 2025, the U.S. Court of Appeals for the Federal Circuit ruled in favor of the Company and reversed the lower court, vacating the jury verdict and ruling that Medtronic did not infringe the Colibri patent. All additional appellate avenues have now closed, and the case will be closed in due course. This decision eliminates our potential liability in this matter.
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of January 28, 2026, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 10,100 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 7,400 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 2,200 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury, including deaths, from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of January 27, 2026, after a number of recent dismissals, there are four lawsuits filed on behalf of 12 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of several thousand additional claimants. Most of the filed suits are coordinated in California state court. The Company recognized certain litigation charges in the first quarter of fiscal year 2026 in connection with certain of these matters, and the Company's accrued expenses for these matters are included within accrued litigation as of January 23, 2026 as discussed above.
Antitrust Matters
Applied Medical
The Company is a defendant in civil antitrust litigation brought by Applied Medical Resources Corporation (Applied) in the U.S. District Court for the Central District of California, alleging that the Company has engaged in anticompetitive and monopolistic conduct relating to its sales of advanced bipolar devices, including under contracts with group purchasing organizations. On August 15, 2025, the court denied the Company's motion for summary judgment concluding that there were disputed factual issues to be resolved at trial.
A jury trial was held in the U.S. District Court for the Central District of California from January 20, 2026 to February 4, 2026. On February 5, 2026, the jury returned a verdict in favor of Applied, awarding Applied $382 million in damages, which will be automatically trebled by the court. In addition, we expect that Applied will seek attorneys’ fees and reasonable costs, an estimate of which is not available at this time. We expect that Applied will also seek injunctive relief from the court. The Company believes that the jury’s decision and amounts awarded are inconsistent with the law and evidence at trial. The Company has strong arguments to challenge the verdict, and if necessary, appeal with the appropriate appellate courts. We expect both parties will file post-trial motions. The Company plans to post a surety bond in the amount directed by the court once final judgment has been entered.
In assessing whether the Company should record an expense related to the jury verdict, we considered various factors, including the legal and factual circumstances of the case, the planned post-trial proceedings, applicable law, and the likelihood that the jury’s award will be upheld after post-trial briefing and potentially on appeal. In light of the remaining post-trial motions and appeal, the ultimate result of this litigation remains uncertain. It is reasonably possible that as a result of a final court judgment or an appeal that none, some, or all of the jury’s verdict and other relief sought might ultimately be awarded, and an estimate of the ultimate loss or range of losses is not possible at

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

this time. Accordingly, as a result of this review, we have determined, in accordance with applicable accounting principles, a loss or range of losses that we may incur is not probable at this time and have therefore not recorded a liability for this matter.
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
In July 2024, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. Therefore, the Company increased its liability pertaining to certain prior years since 2015 by $90 million during the nine months ended January 24, 2025, as a reduction to net sales in the consolidated statements of income.
In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. The decree was formalized into law in August 2025. As a result, the Company decreased its liability pertaining to these years by $39 million during the nine months ended January 23, 2026, as an increase to net sales in the consolidated statements of income. Discussions are ongoing between the Italian government and industry groups related to the applicability of this legislation for years 2019 and beyond, as such, it is possible that the amount of the Company’s liability could materially differ from the amount currently accrued.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

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
Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on its U.S. federal income tax returns through fiscal year 2022. Covidien LP’s fiscal year 2023 federal income tax return is currently being audited by the IRS.
Although it is not possible to predict the outcome for most of the income tax matters discussed above, the Company believes it is possible that charges associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Refer to Note 11 in the consolidated financial statements for additional discussion of income taxes.
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
We also enter into standby letters of credit agreements, bank guarantees, and surety bonds with financial institutions to support various performance and other obligations, as well as ongoing tax matters. As of January 23, 2026, the aggregated amount outstanding under these instruments was approximately $1.3 billion.
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
Segment operating profit excludes interest income and expense, amortization of intangible assets, currency impact of remeasurement and hedging recorded in other operating expense (income), net, non-operating income or expense items, and other items not allocated to the segments. During the first quarter of fiscal year 2026, the segment operating profit utilized by the CODM to evaluate segment performance and allocate resources changed to include allocations of certain corporate expenses, stock-based compensation, and centralized distribution expenses. For the three and nine months ended January 23, 2026, segment operating profit includes allocations of $1.0 billion and $3.0 billion, respectively, of corporate, stock-based compensation and centralized distribution expenses that were previously excluded from segment operating profit. Prior period information has been recast to conform to the current classification.
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

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's consolidated financial statements:
Segment Operating Profit

	Three months ended January 23, 2026
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$3,457	$2,558	$2,173	$796	$8,985
Reconciliation of revenues
Other operating segment net sales(1)					32
Total consolidated net sales					$9,017

Less:
Cost of products sold, excluding amortization of intangible assets	1,159	815	867	332	3,173
Research and development expense	284	153	174	109	720
Selling, general, and administrative expense	1,129	841	628	300	2,897
Other segment items(2)	(14)	12	6	(2)	3
Reportable segment operating profit	$899	$737	$499	$57	$2,192
Reconciliation of segment profit / (loss)
Other operating segment profit (loss)(1)					(1)
Currency and other					(13)
Interest expense, net					(181)
Other non-operating income, net					121
Amortization of intangible assets					(441)
Restructuring and associated costs					(172)
Acquisition and divestiture-related items					(38)
Certain litigation charges, net					(62)
Income before income taxes					$1,404

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended January 24, 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$3,037	$2,458	$2,072	$694	$8,260
Reconciliation of revenues
Other operating segment net sales(1)					32
Total consolidated net sales					$8,292

Less:
Cost of products sold, excluding amortization of intangible assets	964	712	788	284	2,748
Research and development expense	248	152	164	108	672
Selling, general, and administrative expense	1,010	820	605	266	2,701
Other segment items(2)	(14)	12	4	(15)	(12)
Reportable segment operating profit	$828	$762	$512	$50	$2,151
Reconciliation of segment profit / (loss)
Other operating segment profit (loss)(1)					13
Currency and other					4
Interest expense, net					(179)
Other non-operating income, net					72
Amortization of intangible assets					(416)
Restructuring and associated costs					(46)
Acquisition and divestiture-related items					(28)
Certain litigation charges, net					(22)
Medical device regulations					(11)
Income before income taxes					$1,540
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Other segment items for the Cardiovascular, Neuroscience, and Medical Surgical segments include royalty expense. The Cardiovascular segment for both periods and the Diabetes segment for the three months ended January 24, 2025 also include income from funded research and development arrangements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended January 23, 2026
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$10,179	$7,536	$6,428	$2,274	$26,417
Reconciliation of revenues
Other operating segment net sales(1)					101
Other adjustments(2)					39
Total consolidated net sales					$26,557

Less:
Cost of products sold, excluding amortization of intangible assets	3,426	2,308	2,512	951	9,197
Research and development expense	863	477	523	337	2,200
Selling, general, and administrative expense	3,331	2,546	1,861	853	8,591
Other segment items(3)	(45)	23	9	(3)	(17)
Reportable segment operating profit	$2,604	$2,183	$1,523	$136	$6,446
Reconciliation of segment profit / (loss)
Other operating segment profit (loss)(1)					18
Currency and other					(108)
Interest expense, net					(539)
Other non-operating income, net					247
Amortization of intangible assets					(1,364)
Restructuring and associated costs					(251)
Acquisition and divestiture-related items					(96)
Certain litigation charges, net					(89)
Other adjustments(2)					39
Income before income taxes					$4,302

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended January 24, 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Diabetes	Total
Net sales	$9,145	$7,226	$6,196	$2,027	$24,593
Reconciliation of revenues
Other operating segment net sales(1)					106
Other adjustments(2)					(90)
Total consolidated net sales					$24,610

Less:
Cost of products sold, excluding amortization of intangible assets	3,013	2,108	2,385	844	8,350
Research and development expense	761	463	496	317	2,038
Selling, general, and administrative expense	3,009	2,462	1,805	790	8,067
Other segment items(3)	(27)	19	14	(33)	(27)
Reportable segment operating profit	$2,389	$2,173	$1,496	$108	$6,166
Reconciliation of segment profit / (loss)
Other operating segment profit (loss)(1)					39
Currency and other					(44)
Interest expense, net					(555)
Other non-operating income, net					403
Amortization of intangible assets					(1,243)
Restructuring and associated costs					(154)
Acquisition and divestiture-related items					(15)
Certain litigation charges, net					(104)
Medical device regulations					(38)
Other adjustments(2)					(90)
Income before income taxes					$4,367
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Includes adjustments to the Company's Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.
(3)Other segment items for the Cardiovascular, Neuroscience, and Medical Surgical segments include royalty expense. The Cardiovascular segment for both periods and the Diabetes segment for the nine months ended January 24, 2025 also include income from funded research and development arrangements.

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

Total Assets

(in millions)	January 23, 2026	April 25, 2025
Cardiovascular	$16,748	$16,548
Neuroscience	18,447	18,476
Medical Surgical	32,748	33,317
Diabetes	4,312	4,136
Total reportable segments	72,255	72,476
Other operating segment(1)	207	296
Corporate	19,023	18,906
Total	$91,485	$91,680
Depreciation Expense

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cardiovascular	$66	$56	$186	$167
Neuroscience	80	73	235	210
Medical Surgical	62	51	169	152
Diabetes	32	30	95	81
Total reportable segments	240	211	685	610
Other operating segment (1)	—	—	—	1
Corporate	68	57	193	167
Total	$308	$268	$878	$778
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited or divested.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 23, 2026 and January 24, 2025 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Ireland	$36	$28	$104	$86

United States	4,493	4,237	13,234	12,624
Rest of world	4,488	4,027	13,218	11,900
Total other countries, excluding Ireland	8,981	8,264	26,452	24,524
Total	$9,017	$8,292	$26,557	$24,610

Medtronic plc
Notes to Consolidated Financial Statements
(Unaudited)

18. Subsequent Events
Subsequent to quarter-end, on February 3, 2026, the Company announced its intention to exercise its option to acquire CathWorks Ltd. (CathWorks), a privately held medical device company. The acquisition expands the Coronary & Peripheral Vascular division within the Cardiovascular portfolio by aiming to transform how coronary artery disease is diagnosed and treated. The acquisition option is valued at up to $585 million with potential revenue-based contingent consideration payments post-acquisition. The Company also holds a previous equity investment in CathWorks and anticipates the acquisition will be accounted for as a step-acquisition at the time of closing in accordance with ASC 805. This acquisition is expected to be completed by the end of fiscal year 2026, subject to applicable regulatory approvals and other customary closing conditions. As the acquisition has not yet closed, the Company has not completed the purchase price allocation of this acquisition and an estimate of the full financial effect of the transaction cannot be made. In addition, all other business combination disclosures are not available.
On February 20, 2026, the U.S. Supreme Court ruled that President Trump's tariff policies under the International Emergency Economic Powers Act are unconstitutional. The Company will continue to monitor the situation and the impact to our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 25, 2025. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto at and for the three and nine months ended January 23, 2026. Amounts reported in millions within this quarterly report are computed based on the actual amounts, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
The following is a summary of net sales and diluted earnings per share for the three months ended January 23, 2026 and January 24, 2025 and operating cash flow for the nine months ended January 23, 2026 and January 24, 2025:

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to Non-GAAP reconciliations for the three months ended January 23, 2026 and January 24, 2025:

	Three months ended January 23, 2026
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,404	$254	$1,143	$0.89	18.1%
Non-GAAP Adjustments:
Amortization of intangible assets(1)	441	81	360	0.28	18.4
Restructuring and associated costs(2)	172	31	141	0.11	18.0
Acquisition and divestiture-related items(3)	38	5	33	0.03	13.2
Certain litigation charges, net	62	10	52	0.04	16.1
(Gain)/loss on minority investments(4)	8	1	7	0.01	12.5
Certain tax adjustments, net	—	(14)	14	0.01	—
Non-GAAP	$2,125	$369	$1,750	$1.36	17.3%

	Three months ended January 24, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,540	$237	$1,294	$1.01	15.4%
Non-GAAP Adjustments:
Amortization of intangible assets	416	77	339	0.26	18.5
Restructuring and associated costs(2)	46	9	37	0.03	19.6
Acquisition and divestiture-related items(3)	28	5	23	0.02	17.9
Certain litigation charges, net	22	5	18	0.01	22.7
(Gain)/loss on minority investments(4)	68	15	52	0.04	22.1
Medical device regulations(5)	11	2	9	0.01	18.2
Certain tax adjustments, net	—	(15)	15	0.01	—
Non-GAAP	$2,130	$334	$1,787	$1.39	15.7%
(1)The Company recognized $30 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio.
(2)The charges primarily relate to employee termination benefits, facility related and contract termination costs, and asset write offs.
(3)The charges primarily include business combination costs, changes in fair value of contingent consideration, exit of business-related charges, and gains related to certain business or asset sales. Exit of business-related charges primarily relate to the impending separation of the Diabetes business. For the three months ended January 23, 2026, charges also include costs associated with the Company's June 2021 decision to stop the distribution and sale of the Medtronic HVAD System.
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

The tables below present our GAAP to Non-GAAP reconciliations for the nine months ended January 23, 2026 and January 24, 2025:

	Nine months ended January 23, 2026
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$4,302	$724	$3,557	$2.76	16.8%
Non-GAAP Adjustments:
Amortization of intangible assets(1)	1,364	254	1,110	0.86	18.6
Restructuring and associated costs(2)	251	49	202	0.16	19.5
Acquisition and divestiture-related items(3)	96	23	73	0.06	24.0
Certain litigation charges, net	89	17	73	0.06	19.1
(Gain)/loss on minority investments(4)	145	8	137	0.11	5.5
Other(5)	(39)	(8)	(30)	(0.02)	20.5
Certain tax adjustments, net(6)	—	—	—	—	—
Non-GAAP	$6,209	$1,066	$5,122	$3.98	17.2%

	Nine months ended January 24, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$4,367	$737	$3,606	$2.79	16.9%
Non-GAAP Adjustments:
Amortization of intangible assets	1,243	227	1,017	0.79	18.3
Restructuring and associated costs(2)	154	30	124	0.10	19.5
Acquisition and divestiture-related items(3)	15	11	3	—	73.3
Certain litigation charges, net	104	18	86	0.07	17.3
(Gain)/loss on minority investments(4)	41	25	14	0.01	61.0
Medical device regulations(7)	38	8	30	0.02	21.1
Other(5)	90	20	70	0.05	22.2
Certain tax adjustments, net(6)	—	(49)	49	0.04	—
Non-GAAP	$6,051	$1,027	$4,999	$3.87	17.0%
(1)The Company recognized $121 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio.
(2)The charges primarily relate to employee termination benefits, facility related and contract termination costs, and asset write offs.
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
(6)The charges for the nine months ended January 23, 2026 primarily includes a tax benefit recognized due to a change in interest accrued on uncertain tax positions, offset by amortization of previously established deferred tax assets arising from intercompany intellectual property transactions. The charges for the nine months ended January 24, 2025 primarily includes amortization of previously established deferred tax assets arising from intercompany intellectual property transactions.
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

	Nine months ended
(in millions)	January 23, 2026	January 24, 2025
Net cash provided by operating activities	$4,757	$4,516
Additions to property, plant, and equipment	(1,416)	(1,400)
Free cash flow	$3,341	$3,116
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
•Recent developments in global trade policy have introduced new uncertainties for our business. The U.S., China, and other jurisdictions have recently imposed or proposed additional tariffs on imported goods. Based on current rates as of February 17, 2026, we estimate the pre-tax net tariff impact to be $185 million in fiscal year 2026, with the majority recognized in the consolidated statements of income in the second half of the fiscal year. The actual amount could vary based on changes in tariff rates, duration of tariffs, scope of tariffs, and potential countermeasures or mitigation actions. While we are taking proactive steps to mitigate the effects of these tariffs, the evolving nature of international trade policy continues to present a risk to our cost structure and financial performance. Further escalation or expansion of trade barriers could have a material adverse effect on our results of operations. On February 20, 2026, the U.S. Supreme Court ruled that President Trump's tariff policies under the International Emergency Economic Powers Act are unconstitutional. We continue to monitor the situation and the impact to our results of operations.
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having and could continue to have impacts on revenue and supply chain. The financial impact of the conflict for the three and nine months ended January 23, 2026, including on accounts receivable and inventory reserves, was not material. For the three and nine months ended January 23, 2026, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets.
•Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial and operational impact of the conflict for the three and nine months ended January 23, 2026, including on accounts receivable and inventory reserves, was not material. As of January 23, 2026, the Company had 6 facilities and approximately 1,200 employees in Israel and the business of the Company represented less than 1% of the Company's consolidated revenues and assets.

NET SALES
The charts below illustrate the percent of net sales by segment for the three months ended January 23, 2026 and January 24, 2025:
The table below illustrates net sales by segment and division and market geography for the three and nine months ended January 23, 2026 and January 24, 2025:

	Three months ended			Nine months ended
(in millions)	January 23, 2026	January 24, 2025	% Change	January 23, 2026	January 24, 2025	% Change
Cardiac Rhythm & Heart Failure	$1,856	$1,545	20%	$5,394	$4,659	16%
Structural Heart & Aortic	929	874	6	2,814	2,610	8
Coronary & Peripheral Vascular	672	618	9	1,971	1,876	5
Cardiovascular	3,457	3,037	14	10,179	9,145	11
Cranial & Spinal Technologies	1,310	1,250	5	3,819	3,632	5
Specialty Therapies	746	732	2	2,191	2,181	—
Neuromodulation	503	476	6	1,527	1,413	8
Neuroscience	2,558	2,458	4	7,536	7,226	4
Surgical & Endoscopy	1,654	1,596	4	4,945	4,790	3
Acute Care & Monitoring	519	476	9	1,483	1,406	6
Medical Surgical	2,173	2,072	5	6,428	6,196	4
Diabetes	796	694	15	2,274	2,027	12
Reportable segment net sales	8,985	8,260	9	26,417	24,593	7
Other operating segment(1)	32	32	3	101	106	(5)
Other adjustments(2)	—	—	—	39	(90)	NM(3)
Total net sales	$9,017	$8,292	9%	$26,557	$24,610	8%

	U.S.			International
	Three months ended			Three months ended
(in millions)	January 23, 2026	January 24, 2025	% Change	January 23, 2026	January 24, 2025	% Change
Cardiovascular	$1,589	$1,405	13%	$1,868	$1,632	15%
Neuroscience	1,709	1,689	1	849	769	10
Medical Surgical	929	893	4	1,244	1,180	6
Diabetes	248	236	5	548	457	20
Reportable segment net sales	4,475	4,223	6	4,510	4,038	12
Other operating segment(1)	18	15	23	14	17	(15)
Total net sales	$4,493	$4,237	6%	$4,524	$4,055	12%

	U.S.			International
	Nine months ended			Nine months ended
(in millions)	January 23, 2026	January 24, 2025	% Change	January 23, 2026	January 24, 2025	% Change
Cardiovascular	$4,660	$4,242	10%	$5,519	$4,904	13%
Neuroscience	5,063	4,931	3	2,474	2,295	8
Medical Surgical	2,756	2,718	1	3,671	3,478	6
Diabetes	695	683	2	1,579	1,344	18
Reportable segment net sales	13,174	12,573	5	13,243	12,020	10
Other operating segment(1)	60	51	17	41	55	(25)
Other adjustments(2)	—	—	—	39	(90)	NM(3)
Total net sales	$13,234	$12,624	5%	$13,323	$11,986	11%
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
(3)Not meaningful (NM).
The increase in net sales for the three and nine months ended January 23, 2026, as compared to the corresponding periods in the prior fiscal year, was driven primarily by growth in most businesses, as further described in the business sections below. In addition, the net sales increase was driven by impacts of foreign currency fluctuations and, for the nine months ended January 23, 2026, changes in estimates relating to our Italian payback accrual resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025 and formalized into law in August 2025 for certain prior years since 2015. For the nine months ended January 23, 2026, the impact of the Italian payback adjustment was an increase to net sales of $39 million as compared to a decrease in net sales of $90 million for the nine months ended January 24, 2025.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products, and renal denervation systems for the treatment of hypertension. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for the three and nine months ended January 23, 2026 were $3.5 billion and $10.2 billion, respectively, an increase of 14 percent and 11 percent, respectively, as compared to the corresponding periods in the prior fiscal year, resulting from growth across most businesses and the impacts of foreign currency fluctuations.

The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended January 23, 2026 and January 24, 2025:
Cardiac Rhythm & Heart Failure (CRHF) net sales for the three and nine months ended January 23, 2026 increased 20 percent and 16 percent, respectively, as compared to the corresponding periods in the prior fiscal year. Cardiac Ablation Solutions experienced strong growth in the pulsed field ablation portfolio with partially offsetting declines in cryoablation. Net sales growth was also due to increases within Cardiac Rhythm Management, driven by growth in Micra leadless pacemakers, Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system, SelectSure 3830 lead, and continued Transvenous Tachy momentum.
Structural Heart & Aortic (SHA) net sales for the three and nine months ended January 23, 2026 increased 6 percent and 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by Structural Heart and in Cardiac Surgery driven by growth in Penditure LAA exclusion system, Avalus Ultra surgical valve, and VitalFlow ECMO system.
Coronary & Peripheral Vascular (CPV) net sales for the three and nine months ended January 23, 2026 increased 9 percent and 5 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth in the Symplicity Spyral renal denervation system, guide catheters and balloons, as well as growth in Peripheral Vascular Health from endoVenous. The net sales increase was partially offset by declines in coronary stents.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead, we expect Cardiovascular could be affected by the following:
•Continued global penetration of our Micra transcatheter pacing portfolio.
•Continued acceptance and growth of the 3830 lead.
•Global adoption and growth of Aurora EV-ICD.
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

•Continued growth and market acceptance of Affera Sphere-360 pulsed field ablation single-shot catheter. The catheter received CE Mark in January 2026.
•Continued acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement (TAVR) platform. This includes Evolut PRO which provides enhanced hemodynamics, reliable delivery, enhanced durability, advanced sealing, and Evolut FX, a system designed to improve the overall procedural experience through enhancements in deliverability, implant visibility, and deployment stability. The Evolut FX+ TAVR system maintains the valve performance benefits of the legacy Evolut TAVR platform and is designed to facilitate coronary access. The system was approved by the U.S. FDA in March 2024 and received CE Mark in late October 2024.
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
•Intention to exercise our option to acquire CathWorks, a privately held medical device company focused on advancing the diagnosis and treatment of coronary artery disease.
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.
•Market launch of both Liberant mechanical thombectomy system and Omnia Secure, which are forecasted to deliver sustained future growth.
•Market acceptance and growth of the Neuroguard IEP Carotid stenting system.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, including Affera Sphere-360 pulsed field ablation single-shot catheter.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three and nine months ended January 23, 2026 were $2.6 billion and $7.5 billion, respectively, an increase of 4 percent for both periods, as compared to the corresponding periods in the prior fiscal year, resulting from growth in Cranial and Spinal Technologies, Neuromodulation, ENT, and the impacts of foreign currency fluctuations.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended January 23, 2026 and January 24, 2025:
Cranial & Spinal Technologies (CST) net sales for the three and nine months ended January 23, 2026 increased 5 percent for both periods, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine and Neurosurgery.
Specialty Therapies (Specialty) net sales for the three and nine months ended January 23, 2026 increased 2 percent and remained flat, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by growth in ENT, offset by Pelvic Health and the Pipeline Vantage recall for Neurovascular.
Neuromodulation (NM) net sales for the three and nine months ended January 23, 2026 increased 6 percent and 8 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase was driven by the Inceptiv closed-loop spinal cord stimulator, the Percept RC deep brain neurostimulator, and Interventional.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
•Continued adoption and growth of our integrated solutions through the AiBLE offering, which integrates spinal implants with enabling technologies (StealthStation, O-arm Imaging Systems, and Midas), Mazor robotics, and UNiD Adaptive Spine Intelligence AI-driven technology for surgical planning and personalized spinal implants. The Stealth AXiS Surgical System was granted approval by the U.S. FDA in February 2026, integrating established navigation workflows with a modular robotic architecture.
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
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include the hemorrhagic stroke intravascular device, our next-generation spine enabling technologies, and the implantable tibial bladder control stimulator.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three and nine months ended January 23, 2026 were $2.2 billion and $6.4 billion, respectively, an increase of 5 percent and 4 percent, respectively, as compared to the corresponding periods in the prior fiscal year, resulting from growth across most businesses and the impacts of foreign currency fluctuations.
The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended January 23, 2026 and January 24, 2025:

Surgical & Endoscopy (SE) net sales for the three and nine months ended January 23, 2026 increased 4 percent and 3 percent, respectively as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to growth in Surgical, with strength in LigaSure vessel sealing technology, ProGrip self-gripping polyester mesh, Wound Management, Electrosurgery, and Surgical Robotics. The growth in Surgical was partially off by Advanced Stapling due to pressures on the U.S. bariatric segment and continued shifts to robotic surgery. The net sales increase was also driven by growth in Endoscopy driven by Nexpowder endoscopic hemostasis system and Endoflip 300 system.
Acute Care & Monitoring (ACM) net sales for the three and nine months ended January 23, 2026 increased 9 percent and 6 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily due to growth in Nellcor pulse oximetry and McGRATH MAC video laryngoscope.
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
•Global adoption of robotic-assisted surgery and the safe and effective use of the Hugo robotic assisted surgery (RAS) system, including system reliability and acceptability, for urologic, bariatric, gynecologic, hernia, and general surgery procedures. This includes continued integration and adoption of Touch Surgery Enterprise with the first artificial intelligence powered surgical videos and analytics platform to make it easier to analyze performance, train, and discover new techniques within the robotics platform. The Hugo RAS system is designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per procedure cost. LigaSure RAS vessel-sealing technology received CE Mark in July 2025, expanding Hugo RAS system capabilities for gynecologic, general, and urologic procedures. The Hugo RAS system received U.S. FDA clearance for use in urologic surgical procedures in December 2025.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include our Hugo RAS system in the U.S., the adoption of AI in Endoscopy and Digital Surgical Technologies, Signia powered stapling devices, and our next-gen Ligasure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three and nine months ended January 23, 2026 were $796 million and $2.3 billion, respectively, an increase of 15 percent and 12 percent, respectively, as compared to the corresponding periods in the prior fiscal year. The net sales increase for both periods was primarily driven by strong international growth due to the continued adoption of the MiniMed 780G AID system, including the Simplera Sync and Guardian 4 CGM sensors and Extended Infusion Sets, and the impacts of foreign currency fluctuations. The net sales increase for the three months ended January 23, 2026, was also driven by growth in the U.S. due to adoption of the Simplera Sync and Abbott Instinct sensors.

In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Diabetes could be affected by the following:
•The pending separation of the Diabetes business from the Company. In May 2025, the Company announced its intent to separate the Diabetes business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. (MiniMed). The separation is expected to be completed within 18 months of the initial announcement.
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
•Market acceptance and growth of our InPen smart pen system, which allows users to have their Medtronic CGM readings in real-time alongside insulin dose information, all in one view. In January 2026, the MiniMed Go app received U.S. FDA clearance for individuals with insulin-requiring type 1 and type 2 diabetes aged 7 years and older, as well as for children ages 2 to 6 years under the supervision of an adult caregiver. The MiniMed Go Smart Multiple Daily Injection (MDI) system integrates InPen with the Abbott Instinct and Simplera sensors, connected through the MiniMed Go app, to deliver real-time, personalized insights and actionable guidance.
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

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three and nine months ended January 23, 2026 and January 24, 2025:
Cost of Products Sold Cost of products sold for the three and nine months ended January 23, 2026 was $3.3 billion and $9.3 billion, respectively, as compared to $2.8 billion and $8.5 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in cost of products sold as a percentage of net sales for the three and nine months ended January 23, 2026 was primarily due to approximately $90 million and $110 million, respectively, of increased duties from tariffs on imported goods, $84 million of asset write offs, and unfavorable currency impact on costs of products sold. The increase in costs of products sold as a percentage of net sales was partially offset by impacts to net sales with favorable currency impact in addition to changes in the Italian payback accruals impacting net sales for the nine months ended January 23, 2026 and January 24, 2025. For additional information about the asset write offs, refer to Note 5 in the consolidated financial statements.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three and nine months ended January 23, 2026 was $722 million and $2.2 billion, respectively, as compared to $675 million and $2.0 billion, respectively, for the corresponding periods in the prior fiscal year.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and divestiture-related costs. Selling, general, and administrative expense for the three and nine months ended January 23, 2026 was $3.0 billion and $8.7 billion, respectively, as compared to $2.7 billion and $8.1 billion, respectively, for the corresponding periods in the prior fiscal year. The increase in selling, general, and administrative expense was primarily due to increased selling expenses in line with sales growth, new product launches and related commercialization activities, increased incentive performance in the current year, and increased expenses to support the impending separation of the Diabetes Operating Unit.
The following is a summary of other costs and expenses (income):

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Amortization of intangible assets	$441	$416	$1,364	$1,243
Restructuring charges, net	77	43	131	120
Certain litigation charges, net	62	22	89	104
Other operating expense (income), net	35	(5)	126	(38)
Other non-operating income, net	(121)	(72)	(247)	(403)
Interest expense, net	181	179	539	555

Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of customer relationships, purchased technology and patents, trademarks, tradenames, and other intangible assets.
For the three and nine months ended January 23, 2026, the Company recognized $30 million and $121 million, respectively, of accelerated amortization on certain intangible assets within the Cardiovascular Segment.
Restructuring Charges, Net For the three and nine months ended January 23, 2026 and January 24, 2025, restructuring costs primarily consist of employee termination benefits, facility related and contract termination costs, and asset write-offs.
For additional information about our restructuring activities, refer to Note 5 in the consolidated financial statements.
Certain Litigation Charges, Net We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. For additional information, refer to Note 16 in the consolidated financial statements.
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
For the three and nine months ended January 23, 2026, the change in other operating expense (income), net was largely driven by the net impact of currency remeasurement and our hedging programs resulting in a net loss of $41 million and $173 million, respectively, as compared to a net gain of $12 million and a net loss of $32 million, respectively, in the corresponding periods in the prior fiscal year.
Other Non-Operating Income, Net Other non-operating income, net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities, our global liquidity structures, and equity and other investments.
Interest income for the three and nine months ended January 23, 2026 was $102 million and $310 million, respectively, as compared to $114 million and $364 million, respectively, for the corresponding periods in the prior fiscal year. The decrease in interest income was primarily driven by changes in our global liquidity structures. For the three and nine months ended January 23, 2026, net losses on minority investments were $8 million and $145 million, respectively, as compared to $68 million and $41 million, respectively, for the corresponding periods in the prior fiscal year.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, global liquidity structures, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
For the three months ended January 23, 2026, the change in interest expense, net was not material. For the nine months ended January 23, 2026, the decrease in interest expense, net was primarily driven by changes in our global liquidity structure partially offset by increased expense associated with higher coupon rates on the senior notes issued in the second quarter of fiscal year 2026.

INCOME TAXES

	Three months ended		Nine months ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Income tax provision	$254	$237	$724	$737
Income before income taxes	1,404	1,540	4,302	4,367
Effective tax rate	18.1%	15.4%	16.8%	16.9%

Non-GAAP income tax provision	$369	$334	$1,066	$1,027
Non-GAAP income before income taxes	2,125	2,130	6,209	6,051
Non-GAAP Nominal Tax Rate	17.3%	15.7%	17.2%	17.0%

Difference between the effective tax rate and Non-GAAP Nominal Tax Rate	(0.8)%	0.3%	0.4%	0.1%
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026. The impact for the three and nine months ended January 23, 2026 was not material, and impacts to fiscal year 2026 and beyond are not expected to be material.
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
Our effective tax rate for the three and nine months ended January 23, 2026 was 18.1% and 16.8%, respectively, as compared to 15.4% and 16.9% for the three and nine months ended January 24, 2025, respectively. The increase in the effective tax rate for the three months ended January 23, 2026 primarily relates to an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction. The decrease in the effective tax rate for the nine months ended January 23, 2026 primarily relates to a tax benefit recognized during the period related to a change in estimate of accrued interest on uncertain tax positions, partially offset by an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results by jurisdiction.

Our Non-GAAP Nominal Tax Rate for the three and nine months ended January 23, 2026 was 17.3% and 17.2%, respectively, as compared to 15.7% and 17.0% for the three and nine months ended January 24, 2025, respectively. The increase in our Non-GAAP Nominal Tax Rate for the three months ended January 23, 2026 was primarily due to an increase in the Pillar Two global minimum tax impact and year-over-year changes in operational results. In addition to the items discussed in the current quarter, the increase in our Non-GAAP Nominal Tax Rate for the nine months ended January 23, 2026 was partially offset by a tax benefit recognized during the period related to a change in estimate of accrued interest on uncertain tax positions. An increase in our Non-GAAP Nominal Tax Rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 23, 2026 of approximately $21 million and $62 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of January 23, 2026, provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine months ended
(in millions)	January 23, 2026	January 24, 2025
Cash provided by (used in):
Operating activities	$4,757	$4,516
Investing activities	(2,017)	(1,447)
Financing activities	(3,863)	(3,018)
Effect of exchange rate changes on cash and cash equivalents	52	(95)
Net change in cash and cash equivalents	$(1,072)	$(44)
Operating Activities During the nine months ended January 23, 2026, there was a $241 million increase in net cash provided, as compared to the corresponding period in the prior fiscal year, primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in cash paid to suppliers, cash paid for taxes, and certain litigation payments.
Investing Activities During the nine months ended January 23, 2026, there was a $570 million increase in cash used, as compared to the corresponding period in the prior fiscal year, primarily attributable to an increase in net purchases of investments of $753 million, partially offset by a decrease in acquisitions of $98 million.
Financing Activities There was a $845 million increase in net cash used during the nine months ended January 23, 2026, as compared to the corresponding period in the prior fiscal year.
During the nine months ended January 23, 2026, the Company issued two tranches of Euro-denominated Senior Notes with an aggregate principal of €1.5 billion, or $1.7 billion. The Company used the net proceeds to repay in full €1.5 billion, or $1.8 billion, of Senior Notes. Further, in July 2025, the Company repaid at maturity €1.0 billion, or $1.2 billion, of Senior Notes. During the nine months ended October 25, 2024, the Company issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion, partially offset by net share repurchases of $2.6 billion. The above changes were partially offset by an increase in short-term borrowings of $173 million as compared to a decrease of $1.1 billion in the prior year. For more information on commercial paper and Senior Notes issued and repaid, refer to the Debt and Capital section below.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at January 23, 2026 was $28.1 billion as compared to $28.5 billion at April 25, 2025. The decrease in total debt was primarily driven by repayments of Euro-denominated debt, net of issuances, as discussed below, partially offset by the impact of foreign exchange rates on our foreign currency denominated debt.
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
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the nine months ended January 23, 2026, the Company repurchased a total of 6 million shares under this program at an average price of $91.58. At January 23, 2026, we had approximately $1.6 billion remaining under the share repurchase program authorized by our Board of Directors.

For more information on credit arrangements, refer to Note 7 in the consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2025.
Liquidity
Our liquidity sources at January 23, 2026 included $1.1 billion of cash and cash equivalents and $7.2 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 in the consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At January 23, 2026 and April 25, 2025, we had $140 million and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2030. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At January 23, 2026 and April 25, 2025, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	January 23, 2026	April 25, 2025
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at January 23, 2026 were unchanged as compared to the ratings at April 25, 2025. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
Contractual Obligations and Cash Requirements
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations during the first three quarters of fiscal year 2026. The Company plans to post a surety bond in the amount directed by the court once final judgment has been entered on the Applied Medical case. There have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 25, 2025.
ACQUISITIONS AND DISPOSITIONS
Information regarding acquisitions and disposition activity is included in Note 4 in the current period's consolidated financial statements. In May 2025, the Company announced its intent to separate the Diabetes business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. (MiniMed). The separation is expected to be completed within 18 months of the initial announcement.

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
Our critical accounting estimates are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 25, 2025.
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
Goodwill and indefinite lived intangible assets are tested for impairment annually in the third quarter of the fiscal year and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group, which includes intangible assets, may not be recoverable. If goodwill or intangible assets are determined to be impaired, they are written down to their estimated fair value.
We have four goodwill reporting units with goodwill assigned to them. The test for impairment of goodwill requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting units. We estimated the fair value of these reporting units using the income and the market approaches, weighted 50 percent each. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized revenue and earnings multiples using comparable public company information, which uses valuation indicators determined from other businesses that are similar to our reporting unit. We use estimates that are consistent with the highest and best use of the assets based on a market participant's view of the assets being evaluated.
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
As part of our annual impairment analysis in the third quarter, we completed a quantitative impairment analysis of all of our reporting units to determine if their fair value was less than their carrying amount. Based on the quantitative test, the Medical Surgical reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 12%. As of January 23, 2026, $19.8 billion of goodwill was allocated to the Medical Surgical reporting unit. The remaining reporting units' fair values materially exceeded their carrying values.
The following table highlights the sensitivities of the most critical assumptions used in the goodwill impairment test as of the date of our annual testing:

Assumption:
Approximate % by which the fair value exceeds the carrying value based on annual impairment test	12% - 335%
Approximate % by which the fair value exceeds the carrying value if the discount rate was to increase 1%	3% - 307%
Approximate % by which the fair value exceeds the carrying value if the future cash flows in the income approach and revenue and earnings in the market approach were to decrease by 5%	7% - 313%

Although we believe our estimate of fair value is reasonable, actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in currency exchange rates.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 in the current period's consolidated financial statements.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the nine months ended January 23, 2026 and summarized balance sheet information at January 23, 2026 and April 25, 2025 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the nine months ended January 23, 2026 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$2,366	$—
Operating profit (loss)	490	(16)
Income (loss) before income taxes	50	(147)
Net loss attributable to Medtronic	(30)	(202)
The summarized balance sheet information at January 23, 2026 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$20,258	$4,363
Total noncurrent assets(4)	12,030	5,215
Total current liabilities(5)	30,798	12,875
Total noncurrent liabilities(6)	38,230	25,858
Noncontrolling interests	211	211
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
(3)Includes receivables due from non-guarantor subsidiaries of $16.8 billion and $1.6 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $5.0 billion and $4.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $28.0 billion and $12.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $8.4 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 23, 2026 and April 25, 2025 was $19.9 billion and $23.6 billion, respectively. At January 23, 2026, these contracts were in a net unrealized gain position of $142 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 in the current period's consolidated financial statements.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at January 23, 2026 and April 25, 2025 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.7 billion and $1.6 billion, respectively. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at January 23, 2026 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at January 23, 2026 and April 25, 2025, indicates that the fair value of these instruments would correspondingly change by $89 million and $74 million, respectively.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity” section of the current period's Management's Discussion and Analysis. For additional discussion of market risk, refer to Notes 6 and 8 in the consolidated financial statements.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In accordance with Item 103 of Regulation S-K, we have adopted a $1 million disclosure threshold for proceedings under environmental laws to which a governmental authority is a party, as we believe matters under this threshold are not material to the Company. A discussion of the Company’s legal proceedings and other loss contingencies are described in Note 16 in the current period's consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2026:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
10/25/2025-11/21/2025	917,675	$92.63	917,675	$1,613,829,407
11/22/2025-12/26/2025	—	—	—	1,613,829,407
12/27/2025-1/23/2026	—	—	—	1,613,829,407
Total	917,675	$92.63	917,675	$1,613,829,407
In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended January 23, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

Medtronic plc
(Registrant)

Date:	February 24, 2026	/s/ Denise L. Blomquist
Denise L. Blomquist
Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)