Form 10-K
period 2026-04-24
Medtronic plc
filed 2026-06-18
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 24, 2026.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
Aggregate market value of voting and non-voting common equity of Medtronic plc held by non-affiliates of the registrant as of October 24, 2025, based on the closing price of $93.67 as reported on the New York Stock Exchange: approximately $120.1 billion. Number of Ordinary Shares outstanding on June 12, 2026: 1,280,045,190.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual General Meeting are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and other written reports of Medtronic plc, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or on behalf of the Company from time to time, may include “forward-looking” statements. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements, including those in this Annual Report, may include statements related to: our growth and growth strategies; our ability to drive long-term shareholder value; developments in the markets for our products, therapies and services and continued or future acceptance of such products, therapies and services; financial results and financial condition; product development, launches, and performance; integration of new technologies, such as artificial intelligence (AI) and data analytics; research and development strategy and the expected timing of research studies; United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approvals; competitive strengths and market positioning, including changes in market share and demand; the potential or anticipated direct or indirect impact of public health crises, geopolitical conflicts, general economic conditions, or changing governmental executive actions and regulations (including relating to global trade policies, tariffs, enforcement priorities and compliance requirements) on our business, results of operations and/or financial condition; restructuring and cost-saving initiatives; intellectual property rights; litigation and tax matters; governmental proceedings and investigations; mergers, acquisitions, and divestitures, including integration and separation activities; accounting estimates; financing activities; ongoing contractual obligations; working capital adequacy; accounts receivable exposure; the value of our investments; our effective tax rate; our expected returns to shareholders; human capital management; reimbursement, pricing pressures, and changes in standards of care; and sales efforts.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, financial condition, and/or cash flows. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, known and unknown, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Risks and uncertainties include those discussed in the section entitled “Government Regulation” within “Item 1. Business” and those discussed in “Item 1A. Risk Factors” in this Annual Report, as well as those related to:
•competition in the medical device industry,
•rapid technological change,
•regulatory approval delays or denials,
•reduction or interruption in our supply chain or manufacturing operations,
•failure to complete or achieve the intended benefits of acquisitions or divestitures,
•adverse regulatory action,
•laws and governmental regulations,
•litigation, claims, and investigations,
•intellectual property protection and enforcement,
•quality problems,
•healthcare policy changes,
•public health crises,
•cybersecurity and data privacy incidents,
•international operations, including the impact of armed conflicts,
•insurance coverage and self-insurance adequacy,
•tax law changes and tax disputes,
•pricing pressure and reimbursement challenges,
•liquidity shortfalls,
•fluctuations in currency exchange rates and macroeconomic volatility,
•inflation, or
•disruption of our current plans and operations.

Consequently, no forward-looking statement may be guaranteed, and actual results may vary materially from those projected in the forward-looking statements. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•Turn data, AI, and automation into action: We are confident in our ability to maximize new technology, AI, and data and analytics to tailor therapies in real-time, facilitating remote monitoring and care delivery that conveniently manages conditions, and creates new standards of care.
We have three reportable segments that primarily develop, manufacture, distribute, and sell device-based medical therapies and services: the Cardiovascular Portfolio, the Neuroscience Portfolio, and the Medical Surgical Portfolio. In May 2025, the Company announced its intent to separate the Diabetes Business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. (MiniMed). On March 9, 2026, MiniMed completed an initial public offering (the IPO). As a result, during the fourth quarter of fiscal year 2026, the Diabetes Operating Unit was no longer considered a reportable segment. For additional information regarding our segments, refer to the Business sections below and Note 19 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Unless otherwise specified, the Company's business metrics presented in this report include our Diabetes Business. Such metrics may not be directly comparable to future periods following any separation of our Diabetes Business. Additionally, certain line items and metrics presented for the Diabetes Business in this report may not be directly comparable to those presented by our consolidated subsidiary, MiniMed, in its public filings. Investors are encouraged to review MiniMed's filings with the SEC for information regarding MiniMed's business and results. Any such filings are not incorporated by reference into this Annual Report on Form 10-K.
For additional information regarding the MiniMed separation, refer to Note 20 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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
Cardiac Rhythm & Heart Failure
Our Cardiac Rhythm & Heart Failure division includes the following Operating Units: Cardiac Rhythm Management and Cardiac Ablation Solutions. The division develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Our products include implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, and information systems for the management of patients with Cardiac Rhythm & Heart Failure devices. Principal products and services offered include:
•Implantable cardiac pacemakers including the Azure MRI SureScan, XT and S models, Adapta, Attesta MRI SureScan, and the Micra transcatheter pacing system. Azure pacemakers feature Medtronic-exclusive BlueSync technology, which enables automatic, secure wireless remote monitoring with increased device longevity. The SelectSecure 3830 lead, with His-bundle and left bundle branch capabilities, effectively covers all current forms of conduction system pacing and sensing. The Micra transcatheter pacing system, which is leadless and does not have a subcutaneous device pocket like a conventional pacemaker, includes the Micra VR and the Micra AV device families. Both pacemakers treat patients with atrioventricular block.
•Implantable cardioverter defibrillators (ICDs), including the Aurora Extravascular-ICD, Visia AF MRI SureScan, Evera MRI SureScan, Primo MRI SureScan, and the Cobalt and Crome family of BlueSync-enabled ICDs, as well as defibrillator leads, including the Sprint Quattro Secure lead and OmniaSecure lead.
•Implantable cardiac resynchronization therapy devices (CRT-Ds and CRT-Ps) including the Claria/Amplia/Compia family of MRI Quad CRT-D SureScan systems and the Cobalt and Crome portfolio of BlueSync-enabled CRT-Ds, as well as the Percepta/Serena/Solara family of MRI Quad CRT-P SureScan systems.
•Cardiac ablation products include a full suite of electrophysiology solutions to treat patients with arrhythmias, including paroxysmal and persistent AF. The portfolio includes the PulseSelect and Affera Sphere-360 single shot pulsed field ablation catheters, the Affera Sphere-9 focal catheter, providing high density mapping capabilities combined with dual radio frequency and pulsed field energies to deliver ablation lesions, the Affera Mapping and Navigation System with Prism software aimed at integrating clinical information to improve patient outcomes, and the Arctic Front Advanced Cardiac Cryoablation System.
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
•TYRX, an absorbable antibacterial mesh envelope used during implantation of cardiac rhythm management and neuromodulation devices to stabilize devices and help prevent infection.
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
•Surgical valve replacement and repair products, including the Avalus Ultra surgical valve, for damaged or diseased heart valves, including both tissue and mechanical valves; blood-handling products that form a circulatory support system to maintain and monitor blood circulation and coagulation status, oxygen supply, and body temperature during arrested heart surgery; and surgical ablation systems and positioning and stabilization technologies.
•Endovascular stent grafts and accessories, including the Endurant II and Endurant IIs Stent Graft System for the treatment of abdominal aortic aneurysms, the Valiant Captivia Thoracic Stent Graft System for thoracic endovascular aortic repair procedures, and the Heli-FX EndoAnchor System.
•Transcatheter Pulmonary Valves, including Harmony Transcatheter Pulmonary Valve (TPV) and Delivery Catheter System and Melody TPV/Ensemble II Delivery System.
•Left atrial appendage exclusion systems to reduce the risk of stroke in patients with AF, including the Penditure LAA exclusion system.
•Extracorporeal Membrane Oxygenation (ECMO) systems to provide control of blood pumping through an extracorporeal circuit during ECMO procedures, including the VitalFlow ECMO system.
Coronary & Peripheral Vascular
Our Coronary & Peripheral Vascular division includes the following Operating Units: Coronary & Renal Denervation and Peripheral Vascular Health. The division is comprised of a comprehensive line of products and therapies to treat coronary artery disease as well as peripheral vascular disease and venous disease. Our products include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guide wires, diagnostic catheters, and accessories, peripheral drug coated balloons, stent and angioplasty systems, carotid embolic protection systems for the treatment of vascular disease outside the heart, and products for superficial and deep venous disease. Principal products offered include:
•Percutaneous Coronary Intervention products including our Neuroguard IEP carotid stenting system, Onyx Frontier and Resolute Onyx drug-eluting stents (DES), Euphora balloons, and Launcher guide catheters.
•Products to treat hypertension including our Symplicity Spyral renal denervation (RDN) system.
•Percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, vascular stents including the Abre venous stent, directional atherectomy products including the HawkOne directional atherectomy system, the Liberant mechanical thrombectomy system, and other procedure support tools.
•Endovenous products to treat superficial venous diseases in the lower extremities including the ClosureFast radiofrequency ablation (RFA) system and the VenaSeal closure system.
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

Cranial & Spinal Technologies
Our Cranial & Spinal Technologies division and Operating Unit develops, manufactures, and markets an integrated portfolio of devices and therapies for surgical technologies designed to improve the precision and workflow of neurological procedures, and a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. The division also provides biologic solutions for the orthopedic markets and offers unique and highly differentiated imaging, navigation, power instruments, and robotic guidance systems used in spine and cranial procedures. Principal products and services offered include:
•Neurosurgery products, including platform technologies, implant therapies, and advanced energy products through the AiBLE spine technology ecosystem. This includes our StealthStation S8 surgical navigation system, Stealth Autoguide robotic guidance system, O-arm surgical imaging system, Mazor robotic guidance systems used in robot-assisted spine procedures, UNiD adaptive spine intelligence AI-driven technology for surgical planning and personalized spinal implants, and our Midas Rex surgical drills, including our MR8 high-speed drill system.
•Products to treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. These products include our Catalyft PL and PL40 expandable interbody spacers, CD Horizon ModuLeX spinal system, and T2 Stratosphere expandable corpectomy system. These products can also include titanium interbody implants and surface technologies, such as our Adaptix interbody system and incorporated Titan interbody fusion device with nanoLOCK technology.
•Products that facilitate less invasive thoracolumbar surgeries, including the CD Horizon Solera Voyager percutaneous fixation system and various retractor systems to access the spine through smaller incisions.
•Products to treat conditions in the cervical region of the spine, including the Zevo anterior cervical plate system, the Infinity Occipitocervical-Upper Thoracic (OCT) System, and the Prestige LP cervical disc.
•Biologic solutions products, including our Infuse bone graft (InductOs in the European Union (E.U.)), which contains a recombinant human bone morphogenetic protein-2, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications.
•Demineralized bone matrix (DBM) products, including Magnifuse, Grafton/Grafton Plus, and the Mastergraft family of synthetic bone graft products – Matrix, Putty, Strip, and Granules.
Specialty Therapies
Our Specialty Therapies division includes the following Operating Units: Neurovascular; Ear, Nose, and Throat (ENT); and Pelvic Health. The division develops, manufactures, and markets products and therapies to treat patients afflicted with acute ischemic and hemorrhagic stroke, ENT diseases, and patients suffering from overactive bladder, and (non-obstructive) urinary retention. Principal products and services offered include:
•Neurovascular products to treat diseases of the vasculature in and around the brain. This includes coils, neurovascular stent retrievers, and flow diversion products, as well as access and delivery products to support procedures. Products also include the Pipeline Flex and Pipeline Vantage embolization devices with Shield Technology, endovascular treatments for large or giant wide-necked brain aneurysms, the portfolio of Solitaire revascularization devices for treatment of acute ischemic stroke, the Riptide aspiration system, the Onyx liquid embolic system, and a portfolio of associated access catheters including our React aspiration catheters also for the treatment of acute ischemic stroke, including the Neuroguard IEP carotid stenting system.
•ENT products, including the Straightshot M5 microdebrider handpiece, the Integrated Power Console (IPC) system, NIM Vital nerve monitoring systems, Propel and Sinuva Sinus Implants, StealthStation ENT and StealthStation FlexENT navigation systems, as well as products for hearing restoration. The Stealth AXiS surgical system integrates established navigation workflows with a modular robotic architecture.

•Pelvic health products, including our InterStim X and InterStim II recharge-free neurostimulators, InterStim Micro rechargeable neurostimulators, and SureScan MRI leads. Our NURO System delivers Percutaneous Tibial Neuromodulation therapy to treat overactive bladder, (non-obtrusive) urinary retention, including the Altaviva system, and chronic fecal incontinence.
Neuromodulation
Our Neuromodulation division and Operating Unit develops, manufactures, and markets spinal cord stimulation and brain modulation systems, implantable drug infusion systems for chronic pain, as well as interventional products. Principal products and services offered include:
•Spinal cord stimulation products, including rechargeable and recharge-free devices and a large selection of leads used to treat chronic back and/or limb pain and chronic pain resulting from diabetic peripheral neuropathy. This includes the Inceptiv spinal cord neurostimulation system which offers a closed-loop feature that senses biological signals along the spinal cord and automatically adjusts stimulation in real time, Intellis (rechargeable) and Vanta (recharge-free) spinal cord stimulation systems, with AdaptiveStim and SureScan MRI Technology, DTM (differential target multiplexed) proprietary waveform, and the Evolve workflow algorithm, and Snapshot reporting.
•Brain modulation products, including those for the treatment of Parkinson's disease, essential tremor, refractory epilepsy, severe, treatment-resistant obsessive-compulsive disorder (approved under a Humanitarian Device Exemption (HDE) in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Specifically, the Percept family of neurostimulators with adaptive BrainSense technology.
•Implantable drug infusion systems, including our SynchroMed III implantable infusion system, which deliver small quantities of drug directly into the intrathecal space surrounding the spinal cord, to help manage chronic pain, cancer pain, and severe spasticity.
•Interventional products, including our full Kyphon portfolio of minimally invasive Kyphoplasty and Vertebroplasty solutions for the treatment of vertebral compression fractures, including bipedicular and unipedicular access options, bone access tools, inflatable balloon tamps, cement and delivery systems, as well as biopsy and specialty devices. The OsteoCool cooled radiofrequency ablation system with simultaneous, dual-probe capabilities and algorithms for the treatment of painful metastatic bone lesions. Emprint Microwave with Thermosphere technology for the treatment of non-resectable liver tumors, as well as the Accurian nerve ablation system, which conducts radio frequency ablation of nerve tissues.
MEDICAL SURGICAL PORTFOLIO
The Medical Surgical Portfolio includes the Surgical & Endoscopy and Acute Care & Monitoring divisions. Products and therapies of this group are used primarily by healthcare systems, physicians' offices, ambulatory surgical centers (ASCs), and other alternate site healthcare providers. While less frequent, some products and therapies are also used in home settings.
Surgical & Endoscopy
Our Surgical & Endoscopy division includes the following Operating Units: Surgical and Endoscopy. The division develops, manufactures, and markets advanced and general surgical products, including advanced stapling devices, vessel sealing instruments, wound closure products, electrosurgery products, an AI-powered surgical video and analytics platform, robotic-assisted surgery products, hernia mechanical devices, mesh implants, gynecology products, minimally invasive gastrointestinal and hepatologic diagnostics and therapies, and therapies to treat diseases and conditions that are typically, but not exclusively, addressed by surgeons. Principal products and services offered include:
•Advanced stapling and energy products, including the Tri-Staple technology platform for endoscopic stapling, including the Endo GIA reloads and reinforced reloads with Tri-Staple technology and the Endo GIA ultra universal stapler, the Signia powered stapling system, the LigaSure exact dissector and L-hook laparoscopic sealer-divider, and the Sonicision 7 curved jaw cordless ultrasonic dissection system.

•Electrosurgical hardware and instruments, including the Valleylab FT10 and FX8 energy platforms, LigaSure vessel-sealing instruments, Bipolar instruments, and the Force TriVerse electrosurgical pencils.
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
Acute Care & Monitoring
Our Acute Care & Monitoring division and Operating Unit develops, manufactures, and markets products in the fields of patient monitoring and airway management. Principal products and services offered include:
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
ALL OTHER
The all other businesses include the operations and ongoing transition agreements from businesses the Company has exited, divested, or intends to separate, such as the Diabetes Business. The Diabetes Business develops, manufactures, and markets products and services for the management of Type 1 and Type 2 diabetes. The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists and primary care physicians. The principal products and services offered by the Diabetes Business include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables.
For additional information regarding the Diabetes Business separation, refer to Note 20 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
HUMAN CAPITAL
Medtronic Workforce Overview
Medtronic’s employees deliver on our Mission every day. We empower insight-driven care, experiences that put people first, and better outcomes for our world. In everything we do, we are engineering the extraordinary. We strive to be the employer of choice for the best and brightest global talent, where employees can grow and develop fulfilling careers. We aspire to create an inclusive, diverse, and equitable workplace that fosters innovation and creativity, and where employees feel a sense of belonging and well-being. Medtronic has over 95,000 full-time employees, of which 43% are based in the U.S. or Puerto Rico.
Inclusion
We believe that improving health for people from all walks of life depends on our ability to unleash the creative power of our global employees. By breaking down barriers, we open doors for everyone, driving opportunity, progress, and prosperity around the world. Our commitment to inclusion is a core element of the Medtronic Mission, and we integrate these principles throughout our Company to ensure every operating unit, team, and leader recognizes and celebrates the value of diverse experiences and backgrounds. Additionally, Medtronic employee resource groups (ERGs) and Diversity Networks are employee-led affinity groups that provide career development and networking opportunities to all employees and strengthen ties between employees of many different backgrounds, cultures, and interests.

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
Employee Engagement and Culture
Through our Organizational Health Survey, we gain valuable insight into the Medtronic employee experience and identify where we can improve in key priority areas: 1) Employee Engagement, 2) Inclusion, 3) Innovation, 4) Ethics and 5) Quality culture as part of our commitment to Put Patients First in our everyday decisions and actions. In our most recent survey ending in the fourth quarter of fiscal year 2026, 87% of our employees responded. This metric does not include our Diabetes Business. Medtronic carefully reviews and implements actions based on employee feedback in order to partner and create an inclusive, innovative, and supportive environment.
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
Health & Safety
As a large, global employer, our ability to attract and retain talent is based in part on our commitment to maintain a safe workplace and support the well-being of our employees. Medtronic has a comprehensive approach to providing robust support for our employees and their families in natural disasters, public health crises, civil unrest and armed conflicts, bereavement, and other challenging events. Along with other programs, the Medtronic Employee Assistance Program and the Medtronic Employee Emergency Assistance Fund have historically supported employees and their families when faced with difficult times by providing a variety of services such as mental health, safety, and financial resources and support at no cost. These programs have proven invaluable in navigating our employees through unique challenges, including in fiscal year 2026. The Medtronic Employee Emergency Assistance Fund is supported by donations from employees and the Medtronic Foundation, and over the last five years has provided $3 million in grants to employees experiencing unexpected events creating a financial hardship.
For additional information on Human Capital Management at Medtronic, refer to our 2025 Impact Report available on our company website.
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
Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, and developing new therapies and procedures. We also actively pursue innovation through selective external collaborations, investments, licensing arrangements, and acquisitions to access new technologies and capabilities. We continue to focus on optimizing innovation, improving our R&D productivity, driving growth in international markets, generating clinical evidence, and assessing our R&D programs based on their ability to address unmet clinical needs, produce better patient outcomes, and create new standards of care.
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
Sales and Distribution
We sell our medical devices and therapies through a combination of direct sales representatives and third parties (e.g., independent distributors and agents) globally. Additionally, a portion of the Company's revenue is generated from consignment inventory maintained at hospitals. Our medical supply products are used primarily in hospitals, ASCs, physician offices, and alternate care facilities, such as home care and long-term care facilities, and are marketed to materials managers, group purchasing organizations (GPOs) and integrated delivery networks (IDNs). We often negotiate with GPOs and IDNs, which enter into supply contracts for the benefit of their member facilities. International markets are an area of increasing focus and opportunity, as we believe they remain under-penetrated.
Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide. To achieve this objective, our marketing and sales teams generally are organized around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and other customers and enhance our ability to support our customers and cross-sell complementary products. In addition, we establish enterprise accounts encompassing the product portfolio, as appropriate to the purchasing dynamics in these strategic accounts.
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
Major shifts in industry market share have occurred in connection with product corrective actions, physician advisories, safety alerts, results of clinical trials to support superiority claims, and publications about our products, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In the current environment of managed care, economically motivated customers, consolidation among healthcare providers, increased competition, site of service shifts, and national and provincial tender pricing, competitively priced product offerings are essential to our business. In order to continue to compete effectively, we must be able to access advanced technologies and capabilities through a combination of internal development and strategic acquisitions or other business development initiatives. Our ability to successfully incorporate these technologies into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and effectively market these products is critical to sustaining our competitive position.
Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These initiatives put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private healthcare insurance, managed-care plans, and volume-based procurement tenders in China, have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, encouraging lower-cost sites of service, increasing use of utilization management programs (e.g., prior authorization), and other mechanisms. Hospitals, which purchase our technology, are also seeking to reduce costs through a variety of mechanisms, including, for example, centralized purchasing, and in some cases, limiting the number of vendors that may participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from changes in practice patterns such as device standardization. This has created an increased level of price sensitivity among customers for our products.
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
For additional information related to our manufacturing facilities, refer to “Item 2. Properties” of this Annual Report on Form 10-K.
Government Regulation
Our operations and products are subject to extensive regulation by numerous government agencies, including the U.S. FDA, European regulatory authorities such as the Medicines and Healthcare products Regulatory Agency in the United Kingdom, the Health Products Regulatory Authority in the Republic of Ireland and the Federal Institute for Drugs and Medical Devices in Germany, the China National Medical Product Administration (NMPA), and other government agencies inside and outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-marketing surveillance of our products. Our business is also affected by data privacy, security and digital health laws, such as the European Health Data Space (EHDS) regulation, as well as government payor cost containment initiatives, and environmental health and safety laws and regulations. In addition, as a result of the release and availability of AI technologies, including generative AI platforms, we have seen a global trend toward more comprehensive regulation of AI designed to ensure the ethical use, security, and privacy of AI and create standards for transparency, accountability, and fairness, including the EU AI Act, which may impact our business.
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
The global regulatory environment is increasingly stringent and unpredictable. While harmonization of global regulations has been pursued, requirements continue to differ among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. In addition, workforce reductions and agency reorganization at the U.S. FDA have, and could continue to have, an impact on product approval timelines and other types of agency oversight. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing processes, labeling, record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed products. We are also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the U.S. FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services (HSS), the U.S. Department of Justice,

and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future pre-market approvals or result in a substantial modification to our business practices and operations. For additional information, see "Item 1A. Risk Factors" under, "We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations."
Trade Regulations
The movement of products, services, technology, know-how, and investment across borders subjects us to extensive trade laws and regulations, including tariff regulations adopted by different countries or trading zones. These laws and regulations govern, among other things, our import, export and other international trade activities. We are subject to the risk that these laws and regulations could change in a way that would expose us to additional costs and burdens, as well as penalties for non-compliance. Some governments impose economic sanctions and other trade restrictions against certain countries, persons or entities. We also sell and provide goods, technology and services to agents, representatives and distributors who may in turn sell or provide such items to customers and other end-users in their own countries or by means of their own cross-border transactions. If we, or the third parties through which we do business, are not in compliance with applicable import, export control or economic sanctions laws and regulations, including regulations related to the proper identification of the country of origin of our products, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business.
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
Our global operational footprint comes with the obligation for compliance and adherence to individual data security, confidentiality and breach notification laws at the U.S. state, federal, and international levels. Examples of those laws include, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and various state privacy laws. We also are subject to various other country-specific requirements around the world, such as the General Data Protection Regulation (GDPR) in the European Economic Area, the United Kingdom’s privacy laws, and China's Personal Information Protection Law (PIPL).
Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation and different cross border data transfer rules, compliance may require significant additional cost expenditures or changes in products or business, which also could hinder product approvals or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, withdrawal of noncompliant products from a market, and reputational harm.
Regulations Governing Reimbursement
The delivery of our devices is subject to regulation by the U.S. Department of HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare items and services. U.S. laws and regulations are imposed primarily in connection with federally funded healthcare programs, such as the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of healthcare. Other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services. In addition, reported workforce reductions and agency reorganizations at HHS could have an impact on reimbursement programs.
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
Available Information
We maintain a website at www.medtronic.com. In addition to our primary website, we maintain a newsroom at https://news.medtronic.com and an investor relations website at https://investorrelations.medtronic.com. We also use certain social media channels, including Facebook (https://www.facebook.com/Medtronic), X (https://x.com/Medtronic), and LinkedIn (https://www.linkedin.com/company/medtronic/). These websites and social media channels contain a significant amount of information about the Company, including financial and other information for investors. We encourage investors to review the information we make available on these websites and social media channels, as information is frequently updated.
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
The information contained on, or accessible through, our websites and social media channels is not incorporated by reference into this Annual Report on Form 10-K or in any other filings we make with the SEC.
The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public may obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act.
Item 1A. Risk Factors
Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be carefully considered, together with all the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in our other filings with the SEC. Furthermore, additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Our business, results of operations, financial condition, and cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties.
Business and Operational Risks
We operate in a highly competitive industry and we may be unable to compete effectively.
We compete in both the therapeutic and diagnostic medical markets in more than 150 countries throughout the world. These markets are characterized by rapid change resulting from technological advances, innovations and scientific discoveries. Our product lines face a mix of competitors ranging from large companies with multiple business lines to small, specialized manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or competitive devices when our proprietary products lose their patent protection may make our existing or planned products less competitive. We also face competition from providers of alternative medical therapies, such as pharmaceutical companies, including those producing GLP-1s.

In addition to competition from individual products or companies, rapid technological change may drive shifts in standards of care, physician preferences, purchasing decisions, or site of service dynamics more quickly than anticipated, including the growth of ASCs. New or alternative technologies, therapies, or treatment modalities may disrupt existing procedures or reduce demand for device‑based therapies, including in markets where we currently have leading positions. Our ability to compete effectively will depend on our ability to anticipate, respond to, and successfully navigate these market transitions while continuing to support and grow our existing product lines.
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
Competition may increase as additional companies enter our markets or modify their existing products to compete more directly with ours. In addition, academic institutions, governmental agencies and other public and private research organizations may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. From time to time, we have lost, and may in the future lose, market share in connection with product problems, physician advisories, safety alerts, publications about our products, or the introduction of competing technologies perceived to offer improved clinical, workflow, or economic outcomes, which highlights the importance of product quality, product efficacy and quality systems to our business. In the current environment of managed care, consolidation among healthcare providers, increased competition, site of service shifts, government efforts to control healthcare costs, and competitively priced product offerings are essential to our success. Government‑driven pricing and procurement mechanisms, including national and provincial tender pricing programs such as volume‑based procurement initiatives in China, may require significant price concessions and constrain our ability to compete on factors other than price. In addition, in some markets, pricing control mechanisms may also include retrospective payment adjustments or clawback arrangements, which could require us to refund previously received amounts or reduce future payments. These factors could adversely affect revenue, margins, and competitive positioning in impacted markets.
Our success depends on our ability to differentiate our products and successfully execute and scale emerging technologies.
Our continued growth and success depend on our ability to develop, acquire and market new and differentiated products, technologies and intellectual property, and as a result we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions and licenses to intellectual property. Our ability to compete effectively also depends on our ability to successfully execute the development, regulatory approval process, manufacturing scale‑up, and market adoption of multiple differentiated products and technology platforms concurrently across different therapeutic, diagnostic, and geographic markets. The scope, complexity, and timing of executing these initiatives increase the risk of delays, cost overruns, supply chain readiness challenges, resource constraints, or inconsistencies in execution. If we are unable to execute effectively across these initiatives, or if one or more major product launches underperforms expectations, our growth, competitive position, and financial results could be materially adversely affected. We must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and successfully manufacture and market our products, including at a scale and pace required to support sustained growth across our business. For example, data science, machine learning and AI are all impacting our products and operations and the competitive landscape in which we operate, and the application of these technologies is rapidly evolving at the same time as new laws and regulations governing AI are being developed in jurisdictions around the world. Compliance with developing regulations may require significant expenditures or may limit our ability to effectively use these technologies. There can be no assurance that the application of AI in our products and operations will be successful, or that we will not experience data security and privacy incidents in connection with our use of these technologies. If we are unable to effectively integrate, scale, or apply AI and digital technologies across our products and operations at a pace comparable to competitors or new market entrants, we could experience reduced competitiveness, slower growth, or loss of market share. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success, and failures in execution, delays in adoption, or the inability to integrate new technologies effectively could have an outsized impact on our business, results of operations, financial condition, and cash flows.
Reduction or interruption in supply or other manufacturing difficulties may adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires the timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to complex trade and strict regulatory requirements. We manufacture the majority of our products and procure critical third-party services, such as sterilization services, at numerous facilities worldwide. We purchase many of the components, raw materials and services needed to manufacture these products from numerous suppliers in various countries. We seek to maintain continuity of supply by use of multiple options for sourcing where possible. We have generally been able to obtain adequate supplies of such raw materials, components and services, although global shortages of certain components such as semiconductors and resins have previously caused, and may in the future cause, disruptions to our product manufacturing supply chain. In addition, for reasons of quality assurance, cost effectiveness, or availability, certain components, raw materials and services needed to manufacture our products are obtained from sole suppliers. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components, raw materials and services may, at times, be interrupted or insufficient. In addition, due to the stringent regulations and requirements of trade and regulatory agencies, including the U.S. FDA, regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources. Additionally, many regulatory agencies are imposing new and evolving regulatory requirements related to the safe use of chemicals, including ethylene oxides (EtOs) and polyfluoroalkyl substances (PFAS), and their potential impact on health and the environment, which also may impact supply constraints. Furthermore, the prices of commodities and other materials used in our products, which are often volatile and outside of our control, and may be subject to tariffs, could adversely impact our supply. We use resins, other petroleum-based materials and pulp as raw materials in some of our products, and the prices of oil and gas also significantly affect our costs for freight and utilities. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and could result in lost sales.
Other disruptions in the manufacturing process or product sales, trade and fulfillment systems for any reason, including infrastructure, information and equipment malfunction, including due to cyber attacks, failure to follow specific protocols and procedures, supplier or Company facility shut-downs, defective raw materials, labor shortages, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, property damage or facility closures from riots or public protests, and other environmental factors and the impact of epidemics, pandemics, or other public health crises, and actions by businesses, communities and governments in response, could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to our reputation. Furthermore, any failure to identify and address manufacturing problems prior to the release of products to our customers could result in quality or safety issues.
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
Failure to identify, execute, and integrate acquired businesses into our operations successfully, or challenges related to the Company's strategic initiatives, including divestitures and third-party funding arrangements, as well as liabilities or claims relating to such acquired businesses, divestitures, or arrangements could adversely affect our business.
As part of our strategy to develop and identify new products and technologies and optimize our portfolio of products, we have made several significant acquisitions, divestitures and third-party research and development funding arrangements in recent years, and may make additional acquisitions, divestitures and funding arrangements in the future. Our integration of the operations of acquired businesses, or a divestiture of part of our existing businesses, including the ongoing separation of our Diabetes Business from the Company, requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. In addition, the cumulative effect of simultaneously executing multiple transactions may increase operational complexity, strain management and organizational resources, and heighten execution and timing risks. Our ability to realize the anticipated benefits of acquisitions depends not only on the successful integration of acquired businesses, but also on our ability to identify appropriate acquisition targets, evaluate their strategic fit and long‑term value, accurately assess risks and liabilities, and negotiate and complete transactions on acceptable terms. Acquired businesses may have liabilities, or be subject to claims, litigation or investigations, including matters related to historical operations or corporate separations, that we did not anticipate or which exceed our estimates at the time of the acquisition. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:
•the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,
•our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner,
•liabilities, claims, litigation, investigations, or other adverse developments relating to acquired businesses or the business practices of acquired companies, including investigations by governmental entities, potential Foreign Corrupt Practices Act (FCPA) or product liability claims, intellectual property disputes, earnout or other contingent payment disputes, or other unanticipated liabilities,
•any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases,
•our ability to retain key employees,
•the ability to obtain approval or clearance for the products of any businesses we acquire, or to effectively integrate the products or technologies of those businesses into existing or planned product lines, including due to tariffs or other regulatory hurdles, and
•the ability to achieve synergies among acquired companies, such as increasing sales of the integrated company’s products, achieving cost savings, and effectively combining technologies to develop new products.
We also could experience negative effects on our business, results of operations, financial condition, and cash flows from acquisition-related charges, amortization of intangible assets and asset impairment charges. These effects, combined with transaction costs, separation‑related expenses, and potential delays in realizing anticipated synergies or strategic benefits, may place pressure on earnings or cash flows and limit our ability to allocate capital as planned.
In addition, the potential exists that expected strategic benefits from any planned or completed divestiture, including the ongoing separation of our Diabetes Business from the Company, or third-party funding arrangement, by the Company may not be realized or may take longer to realize than expected, and there can be no assurance that disputes will not arise under the Company's third-party funding arrangements, or transition service, or other agreements that have or may be executed as part of a divestiture. Challenges associated with executing these transactions may materially adversely affect our business, results of operations, financial condition, and cash flows.
We have debt obligations that create risk.
We are required to use a portion of our operating cash flow to pay interest or principal on our outstanding indebtedness instead of for other corporate purposes, including funding future expansion of our business. We may also incur additional indebtedness in the future to supplement our existing liquidity and cash generated from operations to satisfy our needs for working capital and capital expenditures, to pursue growth initiatives, and to make returns of capital to shareholders. Changes in business and economic conditions will impact interest rates and can cause periods of tightened credit availability and volatility in borrowing terms. In addition, there can be no assurance that we will be able to maintain our credit rating. At the time we may incur such additional indebtedness, or refinance or restructure existing indebtedness, we may be unable to obtain capital market financing with similar terms, interest rates, or currency denomination to our existing indebtedness, or at all, which could have a material adverse effect on our business and results of operations. At any time, the fair value of our debt outstanding will fluctuate based on several factors including foreign currency exchange rate and interest rate movements, credit conditions and our credit rating.
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
Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. FDA, U.S. Department of Justice, Health and Human Services Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities in the countries where we operate. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products, including with respect to product safety and quality, marketing and promotional practices, reimbursement and healthcare fraud and abuse, data privacy, and competition and antitrust compliance. Alleged or actual violations of such laws in any jurisdiction could result in investigations, litigation, fines, damages, injunctions, or required changes to our business practices. As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable clinical data from existing or future clinical trials, or delays by regulators in approving or authorizing reimbursement for new products, may adversely impact (a) our ability to obtain product approvals, (b) our position in, and share of, the markets in which we participate, and (c) our business, results of operations, financial condition, and cash flows. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Even if we are able to obtain approval or clearance, it may:
•take a significant amount of time,
•require the expenditure of substantial resources,
•involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,
•involve modifications, repairs or replacements of our products, and
•limit the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under the U.S. FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures, and those of our suppliers, contract manufacturers, and other third-party vendors, are subject to periodic inspections by the U.S. FDA to assess compliance with applicable regulations. The results of these inspections can include, and have in the past included, observations on the U.S. FDA’s Form 483, warning letters, or other forms of enforcement, such as a consent decree, issued to us or to third parties on which we rely for the development, manufacture, sterilization, or supply of our products or materials. Regulatory enforcement actions directed at such third parties may limit or disrupt our ability to manufacture, distribute, or sell affected products, even if Medtronic is not the direct subject of the enforcement action. Additionally, if the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the U.S. FDA could detain or seize what it believes to be adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban medical devices. In addition, the U.S. FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.
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

Governmental regulations in the U.S. and outside the U.S. are constantly changing and may become increasingly stringent. In the E.U., for example, the Medical Device Regulation (EU MDR) includes significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Implementation of the EU MDR was extended to the end of 2027 for high-risk devices and to the end of 2028 for medium- and low-risk devices. The development and implementation of future laws and regulations may have a material adverse effect on us.
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
Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services, or changes to such laws, coverage policies, and payment practices, may subject us to penalties and adversely impact demand, our reputation, business, results of operations, financial condition, and cash flows.
Our devices, products, and therapies are purchased principally by hospitals or physicians that typically bill various third-party payors, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. Coverage decisions, utilization management programs (e.g., prior authorization), and variability in payment policies may affect physician adoption, hospital purchasing decisions, procedure volumes, and patient access, even where reimbursement is available. Additionally, differences in coverage, payment rates, or site of service incentives across payors or geographies may result in uneven or delayed adoption of our devices, products, and therapies.
Our devices, products, and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services, including laws and regulations related to fair competition, kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payors. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act (Open Payments), which requires us to annually report certain payments and other transfers of value we make to U.S. licensed physicians, certain allied health professionals, and U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and/or civil financial penalties.
We also are subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal and regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, or adverse decisions relating to coverage of or reimbursement for our products by administrators of these systems, could delay or reduce adoption, limit utilization, or otherwise have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
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
While we intend to defend against threats to our intellectual property, our patents, trademarks, tradenames, copyrights, trade secrets or agreements (such as employee and non-disclosure agreements) may not adequately protect our intellectual property. Further, pending patent applications may not result in patents being issued to us, patents issued to or licensed by us may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or too limited in scope to protect our technology or provide us with any competitive advantage. In addition, our patents will expire over time, our ability to protect novel business models is uncertain, and infringement may go undetected. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and such licenses may not be available on reasonable terms or at all. In addition, license agreements could be terminated. We also rely on non-disclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that such provisions will be enforceable, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. Moreover, in the U.S., many states have enacted laws that prohibit or significantly limit non-competition agreements, and the Federal Trade Commission has asserted enforcement authority on a case-by-case basis, which may limit our ability to use and enforce non-competition agreements with employees.
In addition, the laws of certain countries in which we market or manufacture some of our products do not protect our intellectual property rights to the same extent as the laws of the U.S., which could make it easier for competitors to capture market position. For example, business in China comprises approximately six percent of our total revenues. This may increase our vulnerability to our technology being reverse engineered or our trade secrets being compromised. If we are unable to protect our intellectual property in China or other countries, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Competitors also may harm our sales by designing products that substantially mirror the capabilities of our products or technology without infringing our intellectual property rights.
Healthcare policy changes may have a material adverse effect on us.
There have been and continue to be actions and proposals by several governments, regulators and third-party payors globally, including the U.S. federal and state governments and the government in China, to control healthcare costs and, more generally, to reform healthcare systems. Certain of these actions and proposals, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, increase the importance of our ability to compete on cost and outcomes, and could limit the acceptance and availability of our products. These actions and proposals could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We are subject to litigation, claims, investigations, and regulatory proceedings, which are inherently unpredictable and could materially adversely affect our business, results of operations, financial condition, and cash flows.
We are, and may in the future be, involved in litigation, claims, disputes, and regulatory or administrative proceedings arising out of the ordinary course of our business, including product liability claims, commercial and contractual disputes, intellectual property disputes, tax litigation, securities and shareholder litigation, employment‑related matters, environmental matters, competition matters, and other legal matters. We are also subject to potential governmental investigations and enforcement actions, including civil, criminal, or administrative proceedings, in the U.S. and other jurisdictions.
Such matters are inherently uncertain and may be protracted, costly, complex, and disruptive to our operations. Moreover, the environment in which litigation arises continues to evolve, including through the increased availability of third‑party litigation funding and other mechanisms that may facilitate or incentivize the initiation or continuation of claims. These developments may contribute to an increase in the frequency, scope, or duration of litigation, including claims that may lack merit, and could result in higher defense costs and greater uncertainty, regardless of the ultimate outcome. The outcome of any particular matter is difficult to predict, and adverse outcomes remain possible even where we believe we have meritorious defenses. The defense and resolution of legal matters may also divert management time and resources, increase costs, harm our reputation, or impair relationships with customers, suppliers, healthcare professionals, or regulators.
In addition, claims may be asserted against us in the future based on new theories of liability or changes in applicable laws or regulations, including as a result of evolving interpretations by courts or regulators. The resolution of current or future litigation or regulatory matters, whether individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Item 3. Legal Proceedings” for additional information regarding certain pending legal matters.
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
Although we expect to be able to rely on applicable tax treaties with the U.S., Ireland, and other jurisdictions in which we have operations, legislative or other action could be taken to override or amend one or more such treaties in a manner that would limit or eliminate our ability to rely on them. This could subject us to increased taxation, potentially significant expense, and/or other adverse tax consequences.
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Model Rules. A number of countries, including Ireland, have enacted legislation to implement the core elements of the Pillar Two Model Rules, which were effective for Medtronic in fiscal year 2025.
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
We have recorded reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of such tax liabilities involves the application of complex tax laws, regulations and treaties (where applicable) in many jurisdictions. Therefore, any dispute with a tax authority may result in a payment that is significantly different from current estimates. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the amount for which we are ultimately liable, we would incur additional charges, and such charges could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
The outcome of Medtronic, Inc.'s U.S. tax litigation could have a material adverse impact on our financial condition.
In March 2009, the IRS issued its audit report for Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreements with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which operates one of our key manufacturing sites. The Tax Court issued its opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. In September 2025, the Appellate Court remanded the case back to the Tax Court for additional proceedings. An adverse outcome in this matter could materially and adversely affect our business, results of operations, financial condition, and cash flows. See Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
We are increasingly dependent on sophisticated information technology systems to operate our business. That technology includes systems that could be used to process, transmit and store sensitive data. Additionally, many of our products and services include integrated software and information technology that collects data regarding patients or connects to other internal systems. One of the most prevalent attacks on large organizations has been ransomware, which can have a devastating impact on an organization’s operations. Our ransomware readiness program has required and will continue to require investment and will not guarantee that we will be immune from an incident or be able to respond rapidly enough to prevent a negative impact on our business. The techniques used to obtain unauthorized access to, or disrupt, information technology systems continue to evolve and may be further amplified by the use of AI and other emerging technologies by malicious actors. Like all organizations, we routinely experience attempted interference with the integrity of, and interruptions in, our technology systems via events such as cyber-attacks, malicious intrusions, or other breakdowns. The consequences of such an event could mean data breaches, interference with the integrity of our products and data, the compromising of our intellectual property or other proprietary information, operational disruptions, the need to implement manual processes or other temporary workarounds, or other significant disruptions.
Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products, and customers and payors use information technology systems to process payments relating to our products and services. These third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference, or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Cybersecurity incidents affecting third-party service providers, or systems on which we rely, may adversely impact our operations even if our own systems are not directly compromised. In addition, our global profile and international operations expose us to geopolitical events or issues that may increase cybersecurity risks on a global basis. Lastly, we continue to grow in part through new business acquisitions and, as a result, may face risks associated with defects and vulnerabilities in acquired businesses’ systems, or difficulties or other breakdowns or disruptions in connection with the integration of the acquisitions into our information technology systems.
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
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. Advances in cybersecurity technologies, including AI-enabled tools, may increase the volume, scope, speed, and depth with which potential vulnerabilities are identified, and may also result in vulnerabilities or issues that are difficult to detect promptly. These advances may require significant additional investment to assess, remediate, and manage identified risks, even in the absence of a cybersecurity incident. We experience continuing changes in information processing technology, legal and regulatory standards, patient and customer information use cases, techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. We also face business and regulatory risks relating to our use of AI systems in our business operations and products. These systems are susceptible to flaws, biases, malfunctions or manipulations, which may disrupt our operations, result in erroneous decision-making, elevate our cyber risk profile, or expose us to penalties from non-compliance with emerging regulations. There can be no assurance that our efforts to keep pace with continuing changes in information processing technologies, including AI systems, and to deploy these technologies to our business operations and products will be successful or that additional systems issues will not arise in the future.
If our information technology systems, products or services or sensitive data are compromised, there are many consequences that could result, including patients or employees being exposed to financial or medical identity theft or suffering a loss of product functionality, losing existing customers or having difficulty attracting new customers, experiencing difficulty preventing, detecting, and controlling fraud, being exposed to the loss or misuse of confidential information, having disputes with customers, physicians, and other healthcare professionals, suffering regulatory sanctions or penalties under federal laws, state laws, or the laws of other jurisdictions, experiencing increases in operating expenses or a weakening in our ability to conduct our operations, incurring expenses or losing revenues as a result of a data privacy breach, product failure, information technology outages or disruptions, or suffering other adverse consequences, including lawsuits or other legal action and damage to our reputation.
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
Global enforcement of anti-corruption laws includes investigations and enforcement proceedings, which could lead to the assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payment by one of our employees, consultants, sales agents, or distributors. We maintain various controls aligned with legal requirements to prevent and prohibit improper practices, including policies, programs, and training for our employees and third-party intermediaries acting on our behalf. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition, and cash flows.
Laws and regulations governing international business operations could adversely impact our business.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. Commerce Department’s Bureau of Industry and Security (BIS) administer certain laws and regulations that impose restrictions on U.S. persons and, in some instances, non-U.S. persons, when conducting activities, transacting business with, or making investments in, certain countries, governments, entities and individuals subject to U.S. economic sanctions or export restrictions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Syria, Cuba, and the region of Crimea, as well as in other jurisdictions subject to significant sanctions or export controls, such as Russia and Belarus. Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries or regions. These business dealings represent an immaterial amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, such regulations may impact our ability to continue operations in certain countries and require additional licenses, which we may not be able to obtain or maintain. There can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, financial condition, and cash flows.
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
Climate change or legal, regulatory or market measures to address climate change may materially adversely affect our financial condition and business operations.
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
We are subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the remediation of hazardous substances or materials at various sites, and emissions or discharges into the land, air or water. We are further subject to numerous laws and regulations concerning, among other things, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, subject to sanctions, or we or our suppliers could be subject to civil litigation and penalties or costs associated with remediation. Additionally, even in the absence of violation of environmental laws or regulations, we may be subject to civil litigation, claims, liabilities or costs associated with remediation efforts or alleged harm, including claims for personal injury or other losses, arising out of our use, handling, release, or disposal of chemicals or other regulated substances, whether by us, our suppliers, or businesses that we have acquired or may acquire. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or could become the basis for new or increased liabilities that could be material.
We are subject to risks related to our sustainability practices and initiatives.
There is continued focus from our stakeholders, as well as regulatory authorities in the U.S., E.U. and other global jurisdictions in which we operate, on sustainability practices and disclosure. If we do not succeed in meeting or are perceived as not meeting goals and objectives relating to environmental stewardship, inclusion initiatives, supply chain practices, good corporate governance, workplace conduct and support for local communities, or if we do not effectively respond to new or revised legal, regulatory or reporting requirements concerning climate change, inclusion, or other sustainability concerns, we may be subject to regulatory fines and penalties, including potential loss of eligibility as a U.S. government contractor, our reputation or the reputation of our brands may suffer, we may be unable to attract and retain top talent, and our stock price may be negatively affected. Failure to maintain or meet certain sustainability targets may also negatively impact our ability to compete in certain public or private tenders for the sale of our products. In addition, enhanced and sometimes conflicting sustainability laws, regulations and expectations in the jurisdictions in which we do business may increase compliance burdens and costs for third parties throughout our global supply chain, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
Further, we have made several public disclosures of objectives and targets relating to product stewardship, inclusion, patient safety and product quality, access and innovation, and climate stewardship, including our ambition to be net carbon neutral in our operations by 2030 and to achieve net zero emissions by 2045. Although we intend to achieve these targets, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, there can be no assurance of the extent to which any of our targets will be achieved, or that any future investments we make to achieve such targets will meet investor, legal and/or any other regulatory expectations and requirements. If we are unable to meet our targets, we may face litigation and could incur regulatory fines and penalties or adverse publicity and reaction from investors, advocacy groups or other stakeholders that may adversely impact our business, demand for our products and services, and/or our financial condition and results of operations.
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
We develop, manufacture, distribute and sell our products globally. We intend to continue to expand our operations and to pursue growth opportunities outside the U.S., especially in emerging markets. Operations in different countries, including emerging markets, could expose us to additional and greater risks and potential costs, including:
•fluctuations in currency exchange rates,
•trade protection measures, tariffs and other border taxes, economic sanctions, export controls, and import or export licensing requirements,
•healthcare reform legislation,
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
Changes in the international trade policy of the U.S. and other countries, including increased trade restrictions or tariffs, have the potential to adversely impact Medtronic. The ongoing global economic competition and trade tensions between the U.S. and China, as well as increased tariffs between the U.S. and other trading partners, including Mexico, Canada, the E.U. and other countries and regions in which we do business, impose significant costs and present a risk to Medtronic. China, which comprises approximately six percent of our total revenue, and the U.S., could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect Medtronic’s access to significant markets. Trade, export control, and other regulatory measures are increasingly targeted toward specific technologies and capabilities, such as software, digital health solutions, and AI-enabled tools, which could restrict our ability to develop, manufacture, deploy, service, or support certain products or operations in particular markets, including China.
Geopolitical tensions and conflicts have the potential to adversely impact our business. The Russia-Ukraine conflict and resulting sanctions and export restrictions are creating barriers to doing business in Russia and Belarus and adversely impacting global supply chains. While we have no manufacturing, distribution or direct material suppliers in the region, we continue to closely monitor the potential raw material/sub-tier supplier impact in both Russia and Ukraine including materials like palladium and neon, which are both dependent on Russia supply. More broadly, certain critical materials and components used in our products or manufacturing processes may be sourced from, processed in, or subject to regulatory oversight in a limited number of jurisdictions, increasing our exposure to supply disruptions, price volatility, or regulatory leverage arising from geopolitical tensions. In addition, military operations in the Middle East have disrupted maritime traffic in and around the Strait of Hormuz and have driven higher energy costs, which may strain global supply chains and adversely affect our business, results of operations, financial condition, and cash flows. Conflict in Israel and in the Middle East region generally may also disrupt our operations and could adversely impact global supply chains and our business, results of operations, financial condition, and cash flows. To the extent that these conflicts result in increased spending by governments on defense and diversion of resources from healthcare spending, our business may also be adversely affected.
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
Consolidation in the healthcare industry and the growing prevalence of ASCs could have an adverse effect on our revenues and results of operations.
Many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which can be used to negotiate price concessions. In addition, the movement of procedures to ASCs, or other lower-cost sites of care, could also create downward pricing pressure. If we must reduce our prices because of industry consolidation or site of service shifts, or if we lose customers as a result of consolidation, growth in ASCs, or site of service shifts, our business, results of operations, financial condition, and cash flows could be adversely affected.

Healthcare industry cost-containment measures could result in reduced sales of our medical devices and medical device components.
Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices are used. The continuing efforts of governmental authorities, insurance companies and other payors of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for coverage and payment from these third-party payors. If third-party payor coverage and payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost-containment measures that healthcare providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals, and GPOs and IDNs have also concentrated purchasing decisions for some customers, which has led to downward pricing pressure for medical device companies, including us. Additionally, government and private payors in the U.S. are increasingly using utilization management programs, particularly prior authorization, which creates administrative burden, reimbursement uncertainty for providers, and patient access delays, leakage, or barriers.
The continuing development of many of our products depends upon us maintaining strong relationships with healthcare professionals.
If we fail to maintain our working relationships with healthcare professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing and sales of many of our new and improved products depends on our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and insight regarding the development, marketing and sale of our products. Healthcare professionals assist us as researchers, marketing and product consultants, inventors, trainers, and public speakers. If we are unable to maintain strong working relationships with these professionals, the development and marketing of our products could suffer, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Market disruptions resulting in diminished liquidity, or strikes or other work stoppages by healthcare professionals or staff, could adversely affect our revenues, results of operation, or financial condition.
Disruptions in international markets and supporting financial services and uncertainty about economic conditions (for instance, resulting from credit scarcity, geopolitical risks and sovereign debt deterioration or default), have in the past caused periods of tightened credit availability and increased volatility in liquidity and borrowing terms. If these conditions were to recur or worsen, we may experience reduced demand for a number of our products. We also could experience reduced sales and profits due to delayed payments or the insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors who experience liquidity issues, including as a result of cybersecurity incidents impacting private and government health insurance payors. In addition, strikes or other work stoppages by healthcare professionals and staff have in the past and may in the future cause reduced demand for our products. As a result, our business, results of operations, financial condition, and cash flows could be adversely affected.
Risks Relating to the Proposed Separation of Our Diabetes Business
The ongoing separation of our Diabetes Business could be delayed, may not be completed as currently contemplated, and could materially adversely affect our business, results of operations, financial condition, and cash flows.
We have commenced the separation of our Diabetes Business, which has been transferred to MiniMed Group, Inc. (MiniMed). In March 2026, MiniMed completed an initial public offering in which approximately 10% of its ownership was sold and its shares began trading on the Nasdaq Global Select Market. As of the date of this filing, Medtronic retains approximately 90% ownership in MiniMed. We expect to take additional steps to further separate this business and/or dispose of all or a portion of our remaining ownership interest in MiniMed, and the timing, structure, and terms of these steps are subject to market conditions, the effectiveness of related SEC filings, receipt of any applicable approvals, and completion of necessary operational and legal separation activities. There can be no assurance that any further separation steps will occur on the terms or within the timeline currently contemplated, or at all.
The separation is complex and may require significant management time and resources and result in significant costs, including transaction, advisory, legal, accounting, information technology, separation and stand‑up costs, and potential dis‑synergies or stranded costs as shared systems, services, and infrastructure are separated or replicated. We may also be required to operate under transition or other agreements with MiniMed, and disputes or performance issues under such arrangements could adversely affect us. In addition, depending on the structure and timing of future dispositions, we may continue to have significant exposure to MiniMed’s business for an extended period through our retained ownership interest and other arrangements, and the trading price of our ordinary shares may fluctuate significantly around separation‑related transactions. Future steps in the separation could also result in tax liabilities or other adverse tax consequences to us and/or our shareholders. The occurrence of any of the foregoing risks, whether individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Risks Relating to Our Jurisdiction of Incorporation
We are incorporated in Ireland, and our jurisdiction of incorporation may subject us to risks that could adversely affect our business and holders of our securities.
Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, we are governed by the Irish Companies Act 2014 (as amended), which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. In addition, our status as an Irish-incorporated company may subject us to differing legal, regulatory, tax, or governmental policies, actions, or requirements in the U.S. or other jurisdictions that could adversely affect our business, results of operations, financial condition, or cash flows. Accordingly, our incorporation in Ireland may result in risks, limitations, or considerations that could adversely affect our business and holders of our securities.
A transfer of our shares, other than ones effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
Transfers of our shares effected by means of the transfer of book entry interests in the Depository Trust Company (DTC) will not be subject to Irish stamp duty. However, if a shareholder holds our shares directly rather than beneficially through DTC, any transfer of shares could be subject to Irish stamp duty (currently at a rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our shares.
As an Irish public limited company, we are required to obtain shareholder approval for certain capital structure decisions, which may limit our flexibility to manage our capital structure.
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders when shares are issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or apply to a particular allotment of shares. Accordingly, at our 2025 Annual General Meeting, our shareholders authorized our Board of Directors to issue up to 20% of our issued ordinary shares and further authorized our Board of Directors to issue such shares for cash without first offering them to our existing shareholders. Both of these authorizations will expire on April 16, 2027, unless renewed by shareholders for a further period. We anticipate seeking new authorizations at our 2026 Annual General Meeting and in subsequent years. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
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
Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares are regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €400,000 in respect of taxable gifts or inheritances received from their parents.
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
We engage third-party service providers, such as consultants and independent auditors, to support elements of our cybersecurity and risk management program. These engagements are overseen by cybersecurity leadership and results are incorporated into our ongoing risk management and continuous improvement efforts. We maintain a third-party risk management process designed to identify and manage cybersecurity risks associated with key third-party relationships.
To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company’s business or operations. However, on April 24, 2026, we announced that an unauthorized third party accessed data in certain of our information technology systems. Upon identifying the unauthorized access, we promptly took steps to contain the incident, activated our incident response protocols, and engaged leading external cybersecurity experts to support our investigation and remediation efforts. Based on our investigation to date, we have not identified any impact to our products, patient safety, connections to customers, manufacturing and distribution operations, financial reporting systems, or our ability to meet patient needs. In addition, we do not currently expect the incident to have a material impact on our business or financial results. Our assessment of the incident is ongoing, and we expect to begin notifying individuals whose data may have been accessed as early as the first quarter of fiscal year 2027. Despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. See Item 1A. Risk Factors under, “We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain and our customer and payor base, to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.”
Governance
The cybersecurity risk management program is led by the Chief Information Security Officer (CISO). Our CISO has over 30 years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. The CISO has held various executive level positions within Fortune 500 companies. Our CISO reports to the Chief Information Officer (CIO), who leads the Global Information Technology (IT) organization and works closely with the Executive Committee to guide strategic direction and IT decisions to drive business outcomes.
Our Board of Directors is engaged in the Company’s ERM program and receives briefings on the outcomes of the ERM program and the steps the Company takes to mitigate risks that the program identifies. The Quality Committee of the Board oversees the Company’s cybersecurity strategies, systems, and controls to ensure product reliability and prevent unauthorized access. The Audit Committee discusses policies with respect to risk assessment and risk management, including risks associated with the reliability and security of the Company’s information technology and security systems, and the steps management has undertaken to monitor and control such exposures. The Audit Committee receives regular updates on the Company’s cybersecurity risk management program from the CISO and CIO, and our procedures specify escalation of certain cybersecurity events to the Audit Committee chair and full Audit Committee.
Item 2. Properties
Medtronic's principal executive office is located in Ireland and is owned by the Company, while its main operational offices are located in the Minneapolis, Minnesota metropolitan area and are owned by the Company.
The Company's total manufacturing and research space is approximately 10.2 million square feet. Approximately 41 percent of the manufacturing and research facilities are owned by Medtronic and the remaining balance is leased. The Company’s largest manufacturing facilities are located in the U.S., Mexico, Puerto Rico, China, Ireland, Dominican Republic, Switzerland, Italy, and France. Many of these facilities serve more than one of our divisions and also perform research activities.
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
The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2026:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
1/24/2026-2/20/2026	1,232,279	$97.40	1,232,279	$1,493,804,844
2/21/2026-3/27/2026	3,114,201	95.01	3,114,201	1,197,927,955
3/28/2026-4/24/2026	164,623	86.19	164,623	1,183,739,350
Total	4,511,103	$95.34	4,511,103	$1,183,739,350
In March 2024, the Company's Board of Directors authorized $5.0 billion for share repurchases. There is no specific time-period associated with these repurchase authorizations. For additional discussion, see Note 11 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On June 12, 2026, there were approximately 17,816 shareholders of record of the Company’s ordinary shares. Ordinary cash dividends declared and paid totaled $0.71 per share for each quarter of fiscal year 2026 and $0.70 per share for each quarter of fiscal year 2025. On June 3, 2026, the Company announced an increase in Medtronic's cash dividends for the first quarter of fiscal year 2027, raising the amount to $0.72 per share.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s ordinary shares with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 30, 2021 in Medtronic’s ordinary shares, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2021	April 2022	April 2023	April 2024	April 2025	April 2026
Medtronic plc	$100.00	$81.50	$73.42	$66.51	$72.57	$74.09
S&P 500 Index	100.00	100.21	102.88	127.80	140.33	184.25
S&P 500 Health Care Equipment Index	100.00	93.29	99.11	101.83	112.08	97.45
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
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results for the fiscal year ended April 24, 2026 (fiscal year 2026) and the fiscal year ended April 25, 2025 (fiscal year 2025). A discussion on our results of operations for fiscal year 2025 as compared to the fiscal year ended April 26, 2024 (fiscal year 2024) is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 25, 2025, filed with the SEC on June 20, 2025, and is incorporated by reference into this Form 10-K. You should read this discussion and analysis along with our consolidated financial statements and related notes thereto at April 24, 2026 and April 25, 2025 and for fiscal years 2026, 2025, and 2024, which are presented within "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Amounts reported in millions within this annual report are computed based on the actual amounts, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
Financial Trends
Throughout this Management’s Discussion and Analysis, we present certain financial measures that facilitate management's review of the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP). These financial measures are considered non-GAAP financial measures and are intended to supplement, and should not be considered as superior to, financial measures presented in accordance with U.S. GAAP. We believe that non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operational performance and trends and may facilitate comparisons with the performance of other companies in the medical technologies industry.
As presented in the "GAAP to Non-GAAP Reconciliations" section on the following pages, our non-GAAP financial measures exclude the impact of amortization of intangible assets and certain charges or benefits that contribute to or reduce earnings and that may affect financial trends and include certain charges or benefits that result from transactions or events that we believe may or may not recur with similar materiality or impact to our operations in future periods (non-GAAP adjustments).
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
Refer to the "GAAP to Non-GAAP Reconciliations," "Income Taxes," and "Free Cash Flow" sections for reconciliations of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with U.S. GAAP.

EXECUTIVE LEVEL OVERVIEW
The following is a summary of revenue, diluted earnings per share, and operating cash flow for fiscal years 2026 and 2025:
GAAP to Non-GAAP Reconciliations
The tables below present reconciliations of our non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with U.S. GAAP for fiscal years 2026 and 2025.

	Fiscal Year 2026
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$6,136	$1,299	$4,801	$3.73	21.2%
Non-GAAP adjustments:
Amortization of intangible assets(1)	1,772	329	1,444	1.12	18.6
Restructuring and associated costs(2)	370	80	290	0.23	21.6
Acquisition and divestiture-related items(3)	173	37	137	0.11	21.4
Certain litigation charges, net	113	23	89	0.07	20.4
(Gain)/loss on minority investments(4)	131	—	130	0.10	—
Other(5)	(39)	(8)	(30)	(0.02)	20.5
Certain tax adjustments, net(6)	—	(260)	260	0.20	—
Non-GAAP	$8,656	$1,499	$7,120	$5.53	17.3%

	Fiscal Year 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income Attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$5,628	$936	$4,662	$3.61	16.6%
Non-GAAP adjustments:
Amortization of intangible assets(1)	1,807	335	1,471	1.14	18.5
Restructuring and associated costs(2)	303	65	238	0.18	21.5
Acquisition and divestiture-related items(3)	124	23	101	0.08	18.5
Certain litigation charges, net	317	68	249	0.19	21.5
(Gain)/loss on minority investments(4)	213	26	185	0.14	12.2
Medical device regulations(7)	52	10	42	0.03	19.2
Other(5)	90	20	70	0.05	22.2
Certain tax adjustments, net(6)	—	(62)	62	0.05	—
Non-GAAP	$8,533	$1,423	$7,079	$5.49	16.7%
(1)The Company recognized $121 million and $151 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio for fiscal years 2026 and 2025, respectively.
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
(6)The net charges for fiscal year 2026 primarily relates to the impact of an intercompany sale of intellectual property, the net tax charge as a result of the separation of the Diabetes Business and amortization of previously established deferred tax assets arising from intercompany intellectual property transactions, which were partially offset by a tax benefit recognized due to a change in estimate of accrued interest on uncertain tax positions. The charges for fiscal year 2025 primarily includes amortization of previously established deferred tax assets from intercompany intellectual property transactions.
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

	Fiscal Year
(in millions)	2026	2025
Net cash provided by operating activities	$7,330	$7,044
Additions to property, plant, and equipment	(1,904)	(1,859)
Free cash flow	$5,426	$5,185
Refer to the "Summary of Cash Flows" section for drivers of the change in cash provided by operating activities.

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
•Recent developments in global trade policy have introduced new uncertainties for our business. The U.S., China, and other jurisdictions have recently imposed or proposed additional tariffs on imported goods. Based on current rates as of June 3, 2026, we estimate the pre-tax net tariff impact to be $250 million in fiscal year 2027, excluding any considerations of government refunds. The actual amount could vary based on changes in tariff rates, duration of tariffs, scope of tariffs, and potential countermeasures or mitigation actions. While we are taking proactive steps to mitigate the effects of these tariffs, the evolving nature of international trade policy continues to present a risk to our cost structure and financial performance. Further escalation or expansion of trade barriers could have a material adverse effect on our results of operations. On February 20, 2026, the U.S. Supreme Court ruled that President Trump's tariff policies under the International Emergency Economic Powers Act ("IEEPA") are unconstitutional. As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection ("CBP") agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. We continue to monitor the situation and the impact to our results of operations.
•The sanctions and other measures being imposed in response to the Russia-Ukraine conflict are having and could continue to have impacts on revenue and supply chain. The financial impact of the conflict in fiscal year 2026, including on accounts receivable and inventory reserves, was not material. For fiscal year 2026, the business of the Company in these countries represented less than 1% of the Company's consolidated revenues and assets.
•Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial and operational impact of the conflict in fiscal year 2026, including on accounts receivable and inventory reserves, was not material. As of April 24, 2026, the Company had 6 facilities and approximately 1,200 employees in Israel. For fiscal year 2026, the business of the Company in Israel represented less than 1% of the Company's consolidated revenues and assets.
•Ongoing conflict in the Middle East may continue to disrupt global supply chains and contribute to higher energy, fuel, and transportation costs. Continued instability in the region may further increase costs and create operational challenges.
•The planned exit of certain businesses, including our Diabetes Business, may involve separation activities, costs, and risks associated with transitioning operations, arrangements, and infrastructure. The timing and execution of these activities, as well as any related disposition steps, could affect our future results and financial condition.

NET SALES
Starting in the fourth quarter of fiscal year 2026, the Diabetes Business is no longer considered a reportable segment. Prior period net sales have been recast to conform to the new presentation. The charts below illustrate the percent of net sales by business for fiscal years 2026 and 2025:

The table below includes net sales by segment and division and market geography for fiscal years 2026 and 2025:

	Net Sales by Fiscal Year		Percent Change
(in millions)	2026	2025
Cardiac Rhythm & Heart Failure	$7,504	$6,392	17%
Structural Heart & Aortic	3,817	3,554	7
Coronary & Peripheral Vascular	2,656	2,535	5
Cardiovascular	13,976	12,481	12
Cranial & Spinal Technologies	5,222	4,973	5
Specialty Therapies	2,997	2,940	2
Neuromodulation	2,068	1,932	7
Neuroscience	10,287	9,846	4
Surgical & Endoscopy	6,764	6,498	4
Acute Care & Monitoring	2,051	1,909	7
Medical Surgical	8,815	8,407	5
Reportable segment net sales	33,079	30,734	8
Diabetes	3,112	2,755	13
Other operating segment(1)	135	137	(1)
Other adjustments(2)	39	(90)	NM(3)
Total net sales	$36,364	$33,537	8%

	U.S.			International
(in millions)	Fiscal Year 2026	Fiscal Year 2025	% Change	Fiscal Year 2026	Fiscal Year 2025	% Change
Cardiovascular	$6,435	$5,804	11%	$7,541	$6,677	13%
Neuroscience	6,875	6,713	2	3,412	3,133	9
Medical Surgical	3,778	3,664	3	5,037	4,744	6
Reportable segment net sales	17,088	16,181	6	15,991	14,553	10
Diabetes	934	923	1	2,178	1,832	19
Other operating segment(1)	81	68	19	54	70	(23)
Other adjustments(2)	—	—	—	39	(90)	NM(3)
Total net sales	$18,103	$17,171	5%	$18,261	$16,365	12%
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
(3)Not meaningful (NM)
The increase in net sales for fiscal year 2026 was driven primarily by growth in most businesses, as further described in the business sections below. In addition, the net sales increase was driven by impacts of foreign currency fluctuations and changes in estimates relating to our Italian payback accrual resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025 and formalized into law in August 2025 for certain prior years since 2015. For fiscal year 2026, the impact of the Italian payback adjustment was an increase to net sales of $39 million as compared to a decrease in net sales of $90 million in fiscal year 2025.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products, and renal denervation systems for the treatment of hypertension. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Cardiac Rhythm & Heart Failure division. Cardiovascular's net sales for fiscal year 2026 were $14.0 billion, an increase of 12 percent as compared to fiscal year 2025. The net sales increase was primarily due to growth across most businesses and the impacts of foreign currency fluctuations.
The charts below illustrate the percent of Cardiovascular net sales by division for fiscal years 2026 and 2025:
Cardiac Rhythm & Heart Failure (CRHF) net sales increased 17 percent in fiscal year 2026 as compared to fiscal year 2025. Cardiac Ablation Solutions experienced strong growth in the pulsed ablation portfolio with partially offsetting declines in cryoablation. Net sales growth was also due to increases within Cardiac Rhythm Management, driven by growth in Micra leadless pacemakers, Aurora extravascular implantable cardioverter defibrillator (EV-ICD) system, and SelectSecure 3830 lead.
Structural Heart & Aortic (SHA) net sales increased 7 percent in fiscal year 2026 as compared to fiscal year 2025. The net sales increase was driven by Structural Heart and in Cardiac Surgery driven by growth in Penditure LAA exclusion system, Avalus Ultra surgical valve, and VitalFlow ECMO system.
Coronary & Peripheral Vascular (CPV) net sales increased 5 percent in fiscal year 2026 as compared to fiscal year 2025. The net sales increase was driven by growth in the Symplicity Spyral renal denervation system, guide catheters and balloons, as well as growth in Peripheral Vascular Health from Endovenous. The net sales increase was partially offset by declines in coronary stents.
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
•Market acceptance and reimbursement for the Symplicity Spyral renal denervation system, also known as the Symplicity blood pressure procedure, for the treatment of hypertension. The U.S. Centers for Medicare and Medicaid Services (CMS) finalized National Coverage Determination in October 2025.
•Market acceptance and growth of the Penditure LAA Exclusion System. The system received CE Mark in October 2025.
•Continued acceptance and growth of the Onyx Frontier drug-eluting stent (DES) platform. Onyx Frontier is a DES that introduces an enhanced delivery system and is used for complex percutaneous coronary intervention (PCI).
•Strengthening our position in the Coronary & Peripheral Vascular division as a result of the April 2026 acquisition of CathWorks Ltd. The acquisition expands the CPV division by aiming to transform how coronary artery disease is diagnosed and treated.
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.
•Market growth of Liberant mechanical thrombectomy system.
•Market acceptance and growth of OmniaSecure defibrillation lead. OmniaSecure received CE Mark in March 2026.
•Market acceptance and growth of the Neuroguard IEP carotid stenting system.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, including VT indication expansion for Sphere 9 and commercialization of Affera Sphere-360 pulsed field ablation single-shot catheter.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat the ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for fiscal year 2026 were $10.3 billion, an increase of 4 percent as compared to fiscal year 2025, resulting from growth in Cranial and Spinal Technologies, Neuromodulation, ENT, and the impacts of foreign currency fluctuations.

The charts below illustrate the percent of Neuroscience net sales by division for fiscal years 2026 and 2025:
Cranial & Spinal Technologies (CST) net sales for fiscal year 2026 increased 5 percent as compared to fiscal year 2025. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine and Neurosurgery.
Specialty Therapies (Specialty) net sales for fiscal year 2026 increased 2 percent as compared to fiscal year 2025. The net sales increase was driven by growth in ENT and Flow Diversion, offset by Pelvic Health and the Pipeline Vantage recall.

Neuromodulation (NM) net sales for fiscal year 2026 increased 7 percent as compared to fiscal year 2025. The net sales increase was driven by the Inceptiv closed-loop spinal cord stimulator, the Percept RC neurostimulator with BrainSense technology, and Interventional.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
•Continued global adoption, growth, and market acceptance of integrated solutions through the AiBLE offering, which integrates spinal implants with enabling technologies (StealthStation, O-arm Imaging Systems, and Midas), Mazor robotics, and UNiD Adaptive Spine Intelligence AI-driven technology for surgical planning and personalized spinal implants. The Stealth AXiS Surgical System received U.S. FDA approval for spinal procedures in February 2026, followed by expanded approval for cranial and ENT applications in March 2026. The system received CE mark approval for spinal and cranial procedures in April 2026, and for ENT procedures in June 2026. The system incorporates navigation workflows with a modular robotic architecture.
•Market acceptance and continued global adoption of innovative spine products and procedural solutions within our CST operating unit, such as Catalyft PL & PL40, CD Horizon ModuLeX and Voyager Systems, and our Infinity OCT System, as well as continued growth from Titan spine titanium interbody implants with Nanolock technology.
•Continued global growth of commercially available Pipeline Embolization Devices, endovascular treatments for certain wide-necked brain aneurysms.
•Continued global acceptance of the Solitaire X revascularization device for treatment of acute ischemic stroke and our React Catheter and Riptide aspiration system.
•Continued global acceptance and growth of our Pelvic Health therapies, including our InterStim therapy with InterStim X and InterStim II recharge-free neurostimulators and InterStim Micro rechargeable neurostimulator for patients suffering from overactive bladder, (non-obtrusive) urinary retention, and chronic fecal incontinence. The Altaviva implantable tibial neuromodulation system received U.S. FDA approval in September 2025 for urinary urge incontinence.

•Continued global adoption, growth, and market acceptance of our ENT therapies, including the intraoperative NIM nerve monitoring system, the Propel sinus implants used in the treatment of chronic rhinosinusitis, and global capital equipment sales of the StealthStation ENT surgical navigation system and the U.S. FDA approved Stealth AXiS Surgical System for ENT applications, which received approval in March 2026, followed by CE mark approval in June 2026.
•Continued global acceptance and growth from spinal cord stimulation (SCS) therapy for treating chronic pain and Diabetic Peripheral Neuropathy (DPN) on the Inceptiv closed-loop rechargeable neurostimulator, Intellis rechargeable neurostimulator and Vanta recharge-free neurostimulator.
•Continued global acceptance and growth of our Percept family of deep brain stimulation (DBS) devices with proprietary BrainSense technology for objectifying and personalizing the treatment of Parkinson's Disease, epilepsy, and other movement disorders. BrainSense Adaptive DBS and BrainSense Electrode Identifier received CE Mark in January 2025 and U.S. FDA approval in February 2025.
•Continued market acceptance and growth of the Neuroguard IEP carotid stenting system.
•The acquisition of Scientia Vascular and pending acquisition of SPR Therapeutics, which will expand the Neuroscience Portfolio. Refer to Acquisitions and Dispositions for additional information.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include the hemorrhagic stroke device, our next-generation spine enabling technologies, and the implantable tibial bladder control stimulator.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical’s net sales for fiscal year 2026 were $8.8 billion, an increase of 5 percent as compared to fiscal year 2025, resulting from growth across most businesses and the impacts of foreign currency fluctuations.
The charts below illustrate the percent of Medical Surgical net sales by division for fiscal years 2026 and 2025:

Surgical & Endoscopy (SE) net sales for fiscal year 2026 increased 4 percent as compared to fiscal year 2025. The net sales increase was primarily due to growth in Surgical, with strength in LigaSure vessel-sealing technology, ProGrip self-gripping polyester mesh, V-Loc barbed sutures, Electrosurgery, and Surgical Robotics. The growth in Surgical was partially offset by Advanced Stapling due to shifts to robotic surgery and bariatric procedure declines. The net sales increase was also driven by growth in Endoscopy driven by Nexpowder endoscopic hemostasis system and Endoflip 300 system.
Acute Care & Monitoring (ACM) net sales for fiscal year 2026 increased 7 percent as compared to fiscal year 2025. The net sales increase was primarily due to growth in Nellcor pulse oximetry, McGRATH MAC video laryngoscope, and BIS and INVOS advanced monitoring sensors.
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
•Global adoption of robotic-assisted surgery and the safe and effective use of the Hugo robotic assisted surgery (RAS) system, including system reliability and acceptability, for urologic, bariatric, gynecologic, hernia, and general surgery procedures. This includes continued integration and adoption of Touch Surgery Enterprise with the first artificial intelligence (AI) powered surgical videos and analytics platform to make it easier to analyze performance, train, and discover new techniques within the robotics platform. The Hugo RAS system is designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per procedure cost. LigaSure RAS vessel-sealing technology received CE Mark in July 2025, expanding Hugo RAS system capabilities for gynecologic, general, and urologic procedures. The Hugo RAS system received U.S. FDA clearance for use in urologic surgical procedures in December 2025.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which includes general surgery and gynecology indications for our Hugo RAS system in the U.S., the adoption of AI in Endoscopy and Digital Surgical Technologies, Signia powered stapling devices, and our next-gen LigaSure and Sonicision vessel sealing devices.
Diabetes
Diabetes' products primarily include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for fiscal year 2026 were $3.1 billion, an increase of 13 percent as compared to fiscal year 2025. The increase in net sales was primarily driven by strong international growth due to the continued adoption of the MiniMed 780G AID system, including the Simplera Sync and Guardian 4 CGM sensors, Extended Infusion Sets, and the impacts of foreign currency fluctuations.
Refer to the Executive Level Overview for other factors that could impact the Diabetes Business.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales:
Cost of Products Sold Cost of products sold for fiscal year 2026 was $12.7 billion as compared to $11.6 billion for fiscal year 2025. Cost of products sold as a percentage of net sales increased as compared to the prior fiscal year. The increase in cost of products sold as a percentage of net sales was primarily due to $185 million of increased tariffs and duties on imported goods and $84 million of asset write offs. The increase in costs of products sold as a percentage of net sales was partially offset by net favorable impact of currency on net sales and cost of products sold in addition to changes in the Italian payback accruals impacting net sales. For additional information about the asset write offs, refer to Note 4 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Looking ahead, we anticipate incurring additional costs related to current imposed and proposed tariffs. For additional information on tariffs and duties, refer to the Executive Level Overview.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for fiscal year 2026 was $2.9 billion as compared to $2.7 billion for fiscal year 2025.
Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and divestiture-related costs. Selling, general, and administrative expense for fiscal year 2026 was $11.8 billion as compared to $10.8 billion for fiscal year 2025. The increase in selling, general, and administrative expense was primarily due to selling expenses in line with sales growth, new product launches and related commercialization activities, and increased expenses to support the impending separation of the Diabetes Business.
The following is a summary of other costs and expenses (income):

	Fiscal Year
(in millions)	2026	2025
Amortization of intangible assets	$1,772	$1,807
Restructuring charges, net	249	267
Certain litigation charges, net	113	317
Other operating expense (income), net	386	(23)
Other non-operating expense (income), net	(384)	(402)
Interest expense, net	715	729

Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of customer relationships, purchased technology and patents, trademarks, tradenames, and other intangible assets.
During fiscal years 2026 and 2025, the Company recognized $121 million and $151 million, respectively, of accelerated amortization on certain intangible assets within the Cardiovascular Segment.
Restructuring Charges, Net In fiscal years 2026 and 2025, restructuring costs primarily consist of employee termination benefits, facility related and contract termination costs, and asset write-offs.
For additional information about our restructuring programs, refer to Note 4 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Certain Litigation Charges, Net We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. For additional information, refer to Note 18 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Other Operating Expense (Income), Net Other operating expense (income), net primarily includes expenses associated with royalties paid for the in-license of intellectual property from third parties, currency remeasurement and derivative gains and losses, changes in the fair value of contingent consideration, certain acquisition and divestiture-related items, and expenses and income associated with funded research and development arrangements.
For fiscal year 2026, the change in other operating expense (income), net was largely driven by the net impact of currency remeasurement and our hedging programs resulting in a net loss of $238 million in fiscal year 2026 as compared to a net loss of $3 million in fiscal year 2025. Additionally, the change was driven by a $157 million charge related to a future minimum royalty payment obligation under one of the research and development funding arrangements during fiscal year 2026.
For additional information on the research and development funding arrangements, refer to Note 3 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Other Non-Operating Expense (Income), Net Other non-operating expense (income), net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities and our global liquidity structures.
The decrease in other non-operating expense (income), net was primarily driven by a decrease of $93 million of interest income partially offset by decreased losses on minority investments. Net losses on minority investments were $131 million and $213 million for fiscal years 2026 and 2025, respectively.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, global liquidity structures, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
The decrease in interest expense, net was primarily driven by changes in our global liquidity structure, partially offset by increased expense associated with higher coupon rates on the senior notes issued in the second quarter of fiscal year 2026.
INCOME TAXES

	Fiscal Year
(in millions)	2026	2025
Income tax provision	$1,299	$936
Income before income taxes	6,136	5,628
Effective tax rate	21.2%	16.6%

Non-GAAP income tax provision	$1,499	$1,423
Non-GAAP income before income taxes	8,656	8,533
Non-GAAP nominal tax rate	17.3%	16.7%

Difference between the effective tax rate and non-GAAP nominal tax rate	(3.9)%	0.1%
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The provisions of the Act, including immediate expensing of qualifying research and development costs, that were effective for fiscal year 2026 did not materially impact the Company's fiscal year 2026 effective tax rate. The Company does not expect the provisions of the Act to materially impact fiscal years 2027 and beyond.
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
Our effective tax rate for fiscal year 2026 was 21.2 percent, as compared to 16.6 percent in fiscal year 2025. The increase in our effective tax rate was primarily attributable to the increase in certain tax adjustments discussed below, an increase in the Pillar Two Global Minimum Tax, and year-over-year changes in operational results by jurisdiction, partially offset by the net operational tax benefits mentioned below; all of which occurred in fiscal year 2026.
Our non-GAAP nominal tax rate for fiscal year 2026 was 17.3 percent, as compared to 16.7 percent in fiscal year 2025. The increase in our non-GAAP nominal tax rate was primarily due to an increase in the Pillar Two Global Minimum Tax, and year-over-year changes in operational results by jurisdiction inclusive of the net operational tax benefits discussed below.
During fiscal year 2026, we recognized $148 million of net operational tax benefits. The net operational tax benefits primarily included a $122 million benefit associated with prior year tax resolutions and statute lapses, finalization of certain tax returns, and a change in estimate of accrued interest on uncertain tax positions and a $32 million benefit associated with a change in the realizability of certain deferred tax assets. During fiscal year 2025, operational tax costs were immaterial.
An increase in our non-GAAP nominal tax rate of one percent would result in an additional income tax provision for fiscal years 2026 and 2025 of approximately $87 million and $85 million, respectively.
Certain Tax Adjustments
During fiscal year 2026, the net cost from certain tax adjustments of $260 million, recognized in income tax provision in the consolidated statements of income included the following:
•A net cost of $150 million associated with the intercompany sale of intellectual property and the establishment of a deferred tax asset.
•A net cost of $70 million associated with the separation of the Diabetes Business.
•A cost of $66 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A benefit of $51 million related to a change in estimate of accrued interest on uncertain tax positions.
•A cost of $25 million primarily related to the write off of certain deferred tax assets on previous transactions.
During fiscal year 2025, the net cost from certain tax adjustments of $62 million, recognized in income tax provision in the consolidated statements of income, included amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
Certain tax adjustments will affect the comparability of our operating results between periods. Therefore, we consider these non-GAAP adjustments. Refer to the Executive Level Overview for further discussion of these adjustments.

LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of April 24, 2026 provide us with flexibility, and our cash, cash equivalents, and current investments, along with our credit facility and related commercial paper programs will satisfy our foreseeable operating needs.
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
Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year
(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$7,330	$7,044
Investing activities	(2,934)	(1,937)
Financing activities	(4,751)	(4,361)
Effect of exchange rate changes on cash and cash equivalents	85	188
Net change in cash and cash equivalents	$(269)	$934

Operating Activities There was a $286 million increase in net cash provided, as compared to the prior fiscal year, primarily driven by an increase in cash collected from customers due to an increase in sales, partially offset by an increase in cash paid to suppliers, including duties from tariffs, and other vendors, cash paid for taxes, and certain litigation payments.
Investing Activities There was a $997 million increase in net cash used, as compared to the prior fiscal year, primarily attributable to an increase in net purchases of investments of $889 million and an increase in cash paid for acquisitions of $308 million. The remaining change primarily relates to derivatives activity and intangible asset acquisitions.
Financing Activities There was a $390 million increase in net cash used compared to the prior fiscal year.
The increase was driven by a $3.3 billion change in debt year-over-year, with $1.2 billion outflow in fiscal year 2026 as compared to an inflow of $2.1 billion in fiscal year 2025. In fiscal year 2026, the Company issued two tranches of Euro-denominated Senior Notes with an aggregate principal of €1.5 billion, or $1.7 billion. The Company used the net proceeds to repay in full €1.5 billion, or $1.8 billion, of Senior Notes. Additionally, the Company repaid €1.0 billion, or $1.2 billion, of Senior Notes. In fiscal year 2025, the Company issued four tranches of Euro-denominated Senior Notes with an aggregate principal of €3.0 billion, or $3.2 billion, which was partially offset by repayments of commercial paper of $1.1 billion.
Partially offsetting the increase in net cash used was $538 million of proceeds from the MiniMed Group, Inc. (MiniMed) initial public offering (the IPO) in fiscal year 2026, and $2.2 billion of fewer net share repurchase in fiscal year 2026 as compared to fiscal year 2025. The remaining change primarily relates to derivative and dividend activity.
For additional information on short-term borrowings and Senior Notes issued and repaid, refer to Debt and Capital below.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at April 24, 2026 was $28.0 billion as compared to $28.5 billion at April 25, 2025. The decrease in total debt was primarily driven by repayments of Euro-denominated debt, net of issuances, as discussed below, partially offset by the impact of foreign exchange rates on our foreign currency denominated debt.
In July 2025, the Company repaid at maturity €1.0 billion, or $1.2 billion, of Senior Notes. In September 2025, Medtronic, Inc. issued two tranches of Euro-denominated Senior Notes with an aggregate principal of €1.5 billion, with maturities in fiscal years 2031 and 2046, resulting in cash proceeds of approximately $1.7 billion, net of discounts and issuance costs. The Company used the net proceeds to repay

€500 million of Medtronic Luxco’s 2.625% Senior Notes for $587 million in September 2025 and €1.0 billion of Medtronic Luxco's 0.000% Senior Notes for $1.2 billion in October 2025.
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During fiscal years 2026 and 2025, the Company repurchased a total of 10 million and 38 million shares, respectively, under this program at an average price of $93.25 and $83.36, respectively. At April 24, 2026, we had approximately $1.2 billion remaining under the share repurchase program authorized by our Board of Directors.
For additional information on credit arrangements, refer to Note 6 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Liquidity
Our liquidity sources at April 24, 2026 included $1.9 billion of cash and cash equivalents and $7.3 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.
Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 5 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At April 24, 2026 and April 25, 2025, we had no commercial paper outstanding. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2030. At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At April 24, 2026 and April 25, 2025, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating (1)
	April 24, 2026	April 25, 2025
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1
Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)    Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at April 24, 2026 were unchanged as compared to the ratings at April 25, 2025. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.

Contractual Obligations and Cash Requirements
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business, some of which are recorded in our consolidated balance sheet. Information regarding our obligations under contingent consideration, debt, lease arrangements, and legal matters are provided in Notes 3, 6, 16, and 18, respectively, to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
In the normal course of business, we periodically enter into off-balance sheet arrangements. Certain commitments and contingencies arise and are not recorded in the consolidated balance sheets in accordance with U.S. GAAP.
We have inventory purchase commitments, research and development, and other arrangements that are legally binding and specify minimum purchase quantities or spending amounts. These purchase commitments do not exceed our projected requirements and are in the normal course of business. At April 24, 2026, excluding open purchase orders with a remaining term of less than one year, we estimate that these future purchase commitments will be $0.5 billion and $1.1 billion in the short-term and long-term, respectively.
We have commitments related to the funding of minority investments, estimated milestone payments, and royalty obligations. It is not certain if and/or when payments will be made. The timing and amount of payments under these agreements are uncertain, as obligations generally become due only upon the achievement of specified development, regulatory, commercialization, or sales-based milestones. Such events may occur over several years or may never occur at all. Because the occurrence and timing of these triggering events are inherently uncertain, the related payment amounts and timing cannot be reasonably estimated.
We have contractual interest payments on our outstanding debt. Contractual interest payments on our outstanding debt, excluding the impacts of debt premium and discount amortization, required on our short-term and long-term debt outstanding at April 24, 2026, are projected to be $0.7 billion and $7.9 billion, respectively.
We periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising as a result of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions is unable to be estimated, and we have not accrued any liabilities within our consolidated financial statements. Historically, we have not experienced material losses on these types of indemnification agreements.
Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K provides information regarding other arrangements we enter into, which include standby letters of credit agreements, bank guarantees, and surety or other bonds with financial institutions to support various performance and other obligations, as well as ongoing tax matters.
We record tax liabilities in our consolidated financial statements for amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts we consider to be permanently reinvested. We expect to have access to the majority of our cash flows in the future. In addition, we continue to evaluate our legal entity structure supporting our business operations, and to the extent such evaluation results in a change to our overall business structure, we may be required to accrue for additional tax obligations. Refer to Note 13 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
Additionally, we have entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, "Blackstone") to receive funding related to the development of certain products, which may give rise to potential regulatory or commercialization milestone payments and royalties based on a percentage of sales of such products. Payments under these agreements generally become due and payable only upon the achievement of certain development, regulatory and/or commercialization milestones or relevant product sales, which may span several years and which may never occur. Refer to Note 3 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information.
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

MiniMed Separation
In May 2025, the Company announced its intent to separate the Diabetes Business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. On March 9, 2026, MiniMed completed an initial public offering. As of closing of the IPO, the Company owns 252,813,348 shares of MiniMed Common Stock, or approximately 90.03% of the total outstanding shares of MiniMed Common Stock. Due to the Company retaining a controlling financial interest, the consolidated financial statements reflect the financial results of MiniMed. See Note 20 to the consolidated financial statements for additional details. The Company plans to complete the separation of its Diabetes Business within the next fiscal year.
CathWorks Ltd. Acquisition
On April 20, 2026, the Company acquired all the remaining outstanding shares of CathWorks Ltd. (CathWorks), a privately held medical device company, for $525 million of consideration transferred, including $115 million of contingent consideration. The acquisition expands the Coronary & Peripheral Vascular division within the Cardiovascular portfolio by aiming to transform how coronary artery disease is diagnosed and treated.
Scientia Vascular Acquisition
On June 12, 2026, the Company closed on the acquisition of all outstanding shares of Scientia Vascular (Scientia) (a privately held company). As the Company closed on this acquisition subsequent to April 24, 2026, this acquisition is considered a subsequent event. The acquisition will expand the Neuroscience portfolio through Scientia’s differentiated access products used to treat complex neurovascular conditions. The Company anticipates total consideration to be comprised of approximately $550 million up-front, subject to customary closing adjustments, and certain revenue and regulatory-based contingent consideration payments up to $375 million.
SPR Therapeutics, Inc. Pending Acquisition
On May 20, 2026, the Company announced its intent to acquire all outstanding equity of SPR Therapeutics, Inc., a privately held medical technology company. The acquisition enhances the Neuromodulation division within the Neuroscience portfolio with temporary peripheral nerve stimulation (PNS) technology, enabling earlier intervention for chronic pain sufferers. We expect consideration for the business to be approximately $650 million subject to customary closing adjustments. The acquisition is expected to close in the first half of fiscal year 2027, subject to regulatory approvals and satisfaction of other closing conditions.
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
At April 24, 2026 and April 25, 2025, there were $1.9 billion and $2.0 billion of rebates, chargebacks, and other adjustments recorded in the consolidated balance sheets, respectively. During fiscal years 2026 and 2025, adjustments to rebates, chargebacks, and other adjustments recorded in prior periods were not material.

Litigation Contingencies We are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder-related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. The outcomes of legal actions are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other civil or criminal remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines, or punitive damages, or could result in a change in business practice. We base our judgments on the best information available at the time. Our estimates related to our legal and product liability accruals may change as additional information becomes available to us, including information related to the nature or existence of claims against us, trial court or appellate proceedings, and mediation, arbitration or settlement proceedings. Any revision of our estimates of potential liability could have a material impact on our financial position and operating results. Our significant legal proceedings are discussed in Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
As part of our annual impairment analysis in the third quarter, we completed a quantitative impairment analysis of all of our reporting units to determine if their fair value was less than their carrying amount. Based on the quantitative test, the Medical Surgical reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 12%. The remaining reporting units' fair values materially exceeded their carrying values. As of April 24, 2026, $20.0 billion of goodwill was allocated to the Medical Surgical reporting unit.
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
Subsequent to IPO, MiniMed's stock price experienced a decline. As of the date of this filing, after evaluating macroeconomic conditions, MiniMed's market capitalization and current and future results of operations, the estimated fair value of MiniMed exceeds the carrying value and, therefore, did not have any impairment. There is a risk of future impairment charges if there is a decline in the fair value of MiniMed, an adverse change in valuation assumptions, or other macroeconomic factors that may exist. If future goodwill impairment charges occur, they could have a material adverse effect on our financial condition and results of operations.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor - Medtronic plc
•Subsidiary Issuer - CIFSA
•Subsidiary Guarantors - Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for fiscal year 2026 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.
The summarized results of operations information for fiscal year 2026 were as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Net sales	$3,716	$—
Operating profit (loss)	107	(219)
Loss before income taxes	(429)	(415)
Net loss attributable to Medtronic	(468)	(432)
The summarized balance sheet information for fiscal year 2026 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes (1)	CIFSA Senior Notes (2)
Total current assets(3)	$21,798	$4,640
Total noncurrent assets(4)	14,224	6,953
Total current liabilities(5)	26,263	16,216
Total noncurrent liabilities(6)	36,302	24,110
Noncontrolling interests	609	609

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
(3)Includes receivables due from non-guarantor subsidiaries of $17.9 billion and $1.5 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.8 billion and $6.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $21.9 billion and $14.1 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $8.5 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 24, 2026 and April 25, 2025 was $20.3 billion and $23.6 billion, respectively. At April 24, 2026, these contracts were in a net unrealized gain position of $135 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at April 24, 2026 and April 25, 2025 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.7 billion and $1.6 billion, respectively. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at April 24, 2026 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at April 24, 2026 and April 25, 2025, indicates that the fair value of these instruments would correspondingly change by $91 million and $74 million, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Medtronic plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Medtronic plc and its subsidiaries (the "Company") as of April 24, 2026 and April 25, 2025, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended April 24, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 24, 2026 appearing under Item 15(a)(1) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of April 24, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 24, 2026 and April 25, 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 24, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Reserve for the Uncertain Tax Position Related to Puerto Rico Manufacturing
As described in Notes 13 and 18 to the consolidated financial statements, management records reserves for uncertain tax positions related to unresolved matters with the Internal Revenue Service (IRS) and other taxing authorities. A remaining unresolved issue with the IRS relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company’s manufacturing sites. These reserves are subject to a high degree of estimation and management judgment. Total reserves relating to uncertain tax positions as of April 24, 2026 were $2.951 billion, of which the Puerto Rico manufacturing reserve makes up a significant portion.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of the income tax reserves for uncertain tax positions, as well as controls over measurement of the reserve for the uncertain tax position related to Puerto Rico manufacturing. These procedures also included, among others, (i) testing management’s process for determining the reserve, (ii) evaluating the status and results of the related U.S. Tax Court case, and (iii) evaluating the consistency of the reserve calculation with the relevant documents related to the U.S. Tax Court case. Evaluating the reasonableness of the measurement of the reserve included evaluating whether the methodology and assumptions used by the Company were consistent with the U.S. Tax Court’s ruling.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 18, 2026

We have served as the Company’s auditor since 1963.

Medtronic plc
Consolidated Statements of Income

	Fiscal Year
(in millions, except per share data)	2026	2025	2024
Net sales	$36,364	$33,537	$32,364
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	12,721	11,632	11,216
Research and development expense	2,873	2,732	2,735
Selling, general, and administrative expense	11,784	10,849	10,736
Amortization of intangible assets	1,772	1,807	1,693
Restructuring charges, net	249	267	226
Certain litigation charges, net	113	317	149
Other operating expense (income), net	386	(23)	464
Operating profit	6,467	5,955	5,144
Other non-operating expense (income), net	(384)	(402)	(412)
Interest expense, net	715	729	719
Income before income taxes	6,136	5,628	4,837
Income tax provision	1,299	936	1,133
Net income	4,837	4,691	3,705
Net income attributable to noncontrolling interests	(37)	(29)	(28)
Net income attributable to Medtronic	$4,801	$4,662	$3,676
Basic earnings per share	$3.75	$3.63	$2.77
Diluted earnings per share	$3.73	$3.61	$2.76
Basic weighted average shares outstanding	1,281.8	1,285.6	1,327.7
Diluted weighted average shares outstanding	1,288.1	1,289.9	1,330.2
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Comprehensive Income

	Fiscal Year
(in millions)	2026	2025	2024
Net income	$4,837	$4,691	$3,705

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	48	149	46
Translation adjustment	387	853	(848)
Net investment hedges	(427)	(1,474)	633
Net change in retirement obligations	143	(110)	212
Unrealized gain (loss) on cash flow hedges	31	(381)	136
Other comprehensive income (loss)	181	(964)	178
Comprehensive income including noncontrolling interests	5,018	3,727	3,883
Comprehensive income attributable to noncontrolling interests	(35)	(31)	(27)
Comprehensive income attributable to Medtronic	$4,984	$3,696	$3,856
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Balance Sheets

(in millions, except share amounts)	April 24, 2026	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,949	$2,218
Investments	7,271	6,747
Accounts receivable, less allowance for credit losses of $190 and $199, respectively	6,643	6,515
Inventories	5,951	5,476
Other current assets	2,972	2,858
Total current assets	24,787	23,814
Property, plant, and equipment, net	7,417	6,837
Goodwill	42,587	41,737
Other intangible assets, net	10,146	11,667
Tax assets	3,943	4,040
Other assets	4,147	3,584
Total assets	$93,028	$91,680
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$1,788	$2,874
Accounts payable	2,644	2,449
Accrued compensation	2,678	2,514
Accrued income taxes	914	1,358
Other accrued expenses	3,634	3,683
Total current liabilities	11,658	12,879
Long-term debt	26,173	25,642
Accrued compensation and retirement benefits	1,193	1,158
Accrued income taxes	1,515	1,574
Deferred tax liabilities	362	403
Other liabilities	2,055	1,769
Total liabilities	42,956	43,424
Commitments and contingencies (Notes 3, 16, and 18)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,280,177,293 and 1,281,934,628 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,926	20,833
Retained earnings	32,638	31,476
Accumulated other comprehensive loss	(4,101)	(4,284)
Total shareholders’ equity	49,463	48,024
Noncontrolling interests	609	232
Total equity	50,072	48,256
Total liabilities and equity	$93,028	$91,680
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Equity

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions, except per share data)	Number	Par Value
April 28, 2023	1,331	$—	$24,590	$30,392	$(3,499)	$51,483	$182	$51,665
Net income	—	—	—	3,676	—	3,676	28	3,705
Other comprehensive income (loss)	—	—	—	—	180	180	(2)	178
Dividends to shareholders ($2.76 per ordinary share)	—	—	—	(3,666)	—	(3,666)	—	(3,666)
Issuance of shares under stock purchase and award plans	6	—	231	—	—	231	—	231
Repurchase of ordinary shares	(25)	—	(2,084)	—	—	(2,084)	—	(2,084)
Stock-based compensation	—	—	393	—	—	393	—	393
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(2)	(2)
April 26, 2024	1,311	$—	$23,129	$30,403	$(3,318)	$50,214	$206	$50,420
Net income	—	—	—	4,662	—	4,662	29	4,691
Other comprehensive income (loss)	—	—	—	—	(966)	(966)	2	(964)
Dividends to shareholders ($2.80 per ordinary share)	—	—	—	(3,589)	—	(3,589)	—	(3,589)
Issuance of shares under stock purchase and award plans	9	—	440	—	—	440	—	440
Repurchase of ordinary shares	(38)	—	(3,166)	—	—	(3,166)	—	(3,166)
Stock-based compensation	—	—	429	—	—	429	—	429
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(6)	(6)
April 25, 2025	1,282	$—	$20,833	$31,476	$(4,284)	$48,024	$232	$48,256
Net income	—	—	—	4,801	—	4,801	37	4,837
Other comprehensive income (loss)	—	—	—	—	183	183	(2)	181
Dividends to shareholders ($2.84 per ordinary share)	—	—	—	(3,639)	—	(3,639)	—	(3,639)
Issuance of shares under stock purchase and award plans	8	—	426	—	—	426	—	426
Repurchase of ordinary shares	(10)	—	(944)	—	—	(944)	—	(944)
Stock-based compensation	—	—	457	—	—	457	—	457
MiniMed IPO	—	—	157	—	—	157	381	538
Changes to noncontrolling ownership interests	—	—	—	—	—	—	(39)	(39)
April 24, 2026	1,280	$—	$20,926	$32,638	$(4,101)	$49,463	$609	$50,072
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Consolidated Statements of Cash Flows

	Fiscal Year
(in millions)	2026	2025	2024
Operating Activities:
Net income	$4,837	$4,691	$3,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,958	2,861	2,647
Provision for credit losses	136	123	90
Deferred income taxes	51	(316)	(508)
Stock-based compensation	457	429	393
Asset impairments and related inventory write-downs	—	—	371
Other, net	314	310	573
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(200)	(433)	(391)
Inventories	(404)	(292)	(139)
Accounts payable and accrued liabilities	46	209	391
Other operating assets and liabilities	(865)	(538)	(345)
Net cash provided by operating activities	7,330	7,044	6,787
Investing Activities:
Acquisitions, net of cash acquired	(406)	(98)	(211)
Additions to property, plant, and equipment	(1,904)	(1,859)	(1,587)
Purchases of investments	(8,725)	(8,226)	(7,748)
Sales and maturities of investments	8,105	8,495	7,441
Other investing activities, net	(4)	(249)	(261)
Net cash used in investing activities	(2,934)	(1,937)	(2,366)
Financing Activities:
Change in current debt obligations, net	9	(1,070)	1,073
Issuance of long-term debt	1,747	3,209	—
Payments on long-term debt	(2,930)	—	—
Dividends to shareholders	(3,639)	(3,589)	(3,666)
Issuance of ordinary shares	516	508	284
Repurchase of ordinary shares	(1,035)	(3,235)	(2,138)
Proceeds from MiniMed initial public offering	538	—	—
Other financing activities, net	44	(184)	(3)
Net cash used in financing activities	(4,751)	(4,361)	(4,450)
Effect of exchange rate changes on cash and cash equivalents	85	188	(230)
Net change in cash and cash equivalents	(269)	934	(259)
Cash and cash equivalents at beginning of period	2,218	1,284	1,543
Cash and cash equivalents at end of period	$1,949	$2,218	$1,284
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$1,942	$1,819	$1,622
Interest	774	762	826
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic plc (Medtronic or the Company) is the leading global healthcare technology company – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies to serve healthcare systems, physicians, clinicians, and patients. Medtronic was founded in 1949 and is headquartered in Galway, Ireland. In May 2025, the Company announced its intent to separate the Diabetes Business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. (MiniMed). On March 9, 2026, MiniMed completed an initial public offering (the IPO). Due to the Company retaining a controlling financial interest, the consolidated financial statements include the financial results of MiniMed. Refer to Note 20 for additional information on the MiniMed separation.
Principles of Consolidation The consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been fully eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Amounts reported in millions within this annual report are computed based on the actual amounts, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 24, 2026 and April 25, 2025 and for each of the three fiscal years ended April 24, 2026 (fiscal year 2026), April 25, 2025 (fiscal year 2025), and April 26, 2024 (fiscal year 2024).
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
Certain of the Company’s investments in marketable equity securities and other securities are long-term, strategic investments in companies that are in various stages of development and are primarily included in other assets on the consolidated balance sheets. Marketable equity securities are recorded at fair value in the consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating expense (income), net in the consolidated statements of income. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Equity method investments for which the Company has elected the fair value option are valued using a discounted cash flow methodology, taking into consideration various assumptions including discount rate and all pertinent financial information available related to the investees, including the timing of anticipated product launches, historical financial results, and projections of future cash flows. Equity investments that do not have readily determinable fair values are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Securities accounted for under the equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest other than temporary impairment has occurred.
Accounts Receivable and Allowance for Credit Losses The Company grants credit to customers in the normal course of business and maintains an allowance for credit losses. When evaluating allowances for credit losses, the Company considers various factors, including historical experience and customer-specific information. Uncollectible accounts are written-off against the allowance when it is deemed that a customer account is uncollectible.

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
Business Combinations The Company accounts for business combinations using the acquisition method. The identifiable assets acquired and liabilities assumed are recognized at their respective fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identified net assets of the acquired business is recorded as goodwill. Acquisition-related costs associated with business combinations are expensed as incurred and recognized within selling, general, and administrative expense and other operating expense (income), net in the consolidated statements of income.
In cases where the Company acquires a business in which it previously held a noncontrolling equity interest, the previously held equity interest is remeasured to fair value as of the acquisition date and included as part of the aggregate purchase price. Any resulting gain or loss from remeasurement of the previously held equity interest is recognized in other non-operating expense (income), net in the consolidated statements of income.
The Company records contingent consideration at fair value as of the date of acquisition or divestiture. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

based considerations). Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within other operating expense (income), net in the consolidated statements of income. Contingent consideration payments made or received soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made or received soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid or received in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
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
Derivatives The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with authoritative guidance on derivatives and hedging, and presents assets and liabilities associated with derivative financial instruments on a gross basis in the consolidated financial statements. For derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or hedges of net investments, based upon the exposure being hedged. Refer to Note 7 for additional information on the Company's derivative instruments and hedging programs.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The amount of revenue recognized reflects sales rebates, returns, chargebacks, and other adjustments, which are accounted for as variable consideration. Estimates for rebates are based on sales terms, historical experience, and trend analysis. The Company considers the lag time between the point of sale and the payment of the rebate claim, the stated rebate rates, and other relevant information to estimate rebates. Revenue adjustments related to distributor chargebacks are the difference between distributor sales price and the end-customer negotiated price. The Company records adjustments to sales rebates, returns, and other adjustments reserves as increases or decreases of revenue. A provision for outstanding chargebacks is recorded when we recognize revenue from our sale to the distributor and requires estimates for the distributor chargeback rate, expected sell-through levels by the distributors to contracted customers, as well as estimated distributor inventory levels.
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
Shipping and Handling Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expense in the consolidated statements of income and were $336 million, $322 million, and $341 million in fiscal years 2026, 2025, and 2024, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of income.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

risks required to be insured by law or contract. The Company uses claims data and historical experience, as applicable, to estimate liabilities associated with the exposures that the Company has self-insured.
Income Taxes The Company has deferred taxes that arise as a result of the different treatment of transactions for U.S. GAAP and income tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that may be used as a tax deduction or credit in a tax return in future years for which the Company has already recognized the tax benefit in the consolidated statements of income. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of income. Refer to Note 13 for additional information on the Company's uncertain tax positions and tax policies.
Currency Translation and Transaction Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the currency impacts arising from the translation of the assets and liabilities are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss, on the consolidated balance sheets. Elements of the consolidated statements of income are translated at the average monthly currency exchange rates in effect during the period. Currency transaction gains and losses are included in other operating expense (income), net in the consolidated statements of income. Currency transaction losses for fiscal years 2026, 2025, and 2024 were $57 million, $309 million, and $123 million, respectively.
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
Restructuring The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee termination costs are recognized and measured at fair value when actions are probable and estimable. Additionally, restructuring charges may include fixed asset write-offs and contract termination costs. Refer to Note 4 for additional information on the Company's restructuring activities.
Recently Adopted Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company adopted this guidance prospectively beginning in the fourth quarter of fiscal year 2026. The adoption of this standard did not have a material impact on the Company's consolidated financial statements but did require additional disclosures. Refer to Note 13 for additional information.
Not Yet Adopted Accounting Standards
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
2. Revenue
The Company's revenues are principally derived from device-based medical therapies and services related to cardiac rhythm disorders, cardiovascular disease, hypertension, neurological surgery technologies, neurological disorders and diseases, spinal conditions and musculoskeletal trauma, chronic pain, ear, nose, and throat conditions, urological and digestive disorders, advanced and general surgical care products, respiratory and monitoring solutions, and diabetes conditions. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Starting in the fourth quarter of fiscal year 2026, the Diabetes Business is no longer considered a reportable segment. Prior period net sales have been recast to conform to the new presentation.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The table below illustrates net sales by segment and division and by market geography for fiscal years 2026, 2025, and 2024. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	Worldwide
	Fiscal Year
(in millions)	2026	2025	2024
Cardiac Rhythm & Heart Failure	$7,504	$6,392	$5,995
Structural Heart & Aortic	3,817	3,554	3,358
Coronary & Peripheral Vascular	2,656	2,535	2,478
Cardiovascular	13,976	12,481	11,831
Cranial & Spinal Technologies	5,222	4,973	4,756
Specialty Therapies	2,997	2,940	2,905
Neuromodulation	2,068	1,932	1,746
Neuroscience	10,287	9,846	9,406
Surgical & Endoscopy	6,764	6,498	6,508
Acute Care & Monitoring	2,051	1,909	1,908
Medical Surgical	8,815	8,407	8,417
Reportable segment net sales	33,079	30,734	29,654
Diabetes	3,112	2,755	2,488
Other operating segment(1)	135	137	221
Other adjustments(2)	39	(90)	—
Total net sales	$36,364	$33,537	$32,364

	U.S.			International
	Fiscal Year
(in millions)	2026	2025	2024	2026	2025	2024
Cardiovascular	$6,435	$5,804	$5,597	$7,541	$6,677	$6,234
Neuroscience	6,875	6,713	6,305	3,412	3,133	3,101
Medical Surgical	3,778	3,664	3,717	5,037	4,744	4,700
Reportable segment net sales	17,088	16,181	15,619	15,991	14,553	14,035
Diabetes	934	923	852	2,178	1,832	1,636
Other operating segment(1)	81	68	91	54	70	131
Other adjustments(2)	—	—	—	39	(90)	—
Total net sales	$18,103	$17,171	$16,562	$18,261	$16,365	$15,802
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Incremental Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015.
The amount of revenue recognized is reduced by sales rebates, distributor chargebacks, returns, and other adjustments. Adjustments to rebates, distributor chargebacks, returns reserves, and other adjustments are recorded as increases or decreases to revenue. At April 24, 2026, $1.0 billion and $264 million rebates and other adjustments were classified as other accrued expenses and other liabilities, respectively, and $653 million of distributor chargebacks were classified as a reduction of accounts receivable in the consolidated balance sheets. At April 25, 2025, $1.1 billion and $207 million of rebates and other adjustments were classified as other accrued expenses and other liabilities, respectively, and $680 million of distributor chargebacks were classified as a reduction of accounts receivable in the consolidated balance sheets.
During fiscal year 2025, the Company recognized $90 million of incremental Italian payback accruals resulting from the July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015. During fiscal year 2026, the Company decreased its accrual for the Italian payback by $39 million resulting from the June 30, 2025 legislative decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. The changes in estimates related to

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

the Italian payback accruals were recognized as adjustments to net sales in the consolidated statements of income. Refer to Note 18 for additional information. During fiscal year 2026 and 2025, other adjustments to variable consideration were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 24, 2026 and April 25, 2025 was $500 million and $446 million, respectively. At April 24, 2026 and April 25, 2025, $405 million and $354 million was included in other accrued expenses, respectively, and $94 million and $92 million was included in other liabilities, respectively. During fiscal year 2026, the Company recognized $399 million of revenue that was included in deferred revenue as of April 25, 2025. During fiscal year 2025, the Company recognized $320 million of revenue that was included in deferred revenue at April 26, 2024.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At April 24, 2026, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.4 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
3. Acquisitions, Dispositions, and Funded Research and Development Arrangements
Acquisition Activity
The Company had acquisitions during fiscal years 2026, 2025, and 2024 that were accounted for as business combinations. The assets and liabilities of the businesses acquired were recorded and consolidated on the acquisition date at their respective fair values. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The results of operations of acquired businesses have been included in the Company’s consolidated statements of income since the date each business was acquired. The results of operations of acquired businesses and the pro forma impact of the acquisitions during fiscal years 2026, 2025, and 2024 were not material, either individually or in the aggregate. Purchase price allocation adjustments for fiscal years 2026, 2025, and 2024 business combinations were not material.
Fiscal Year 2026
CathWorks Ltd.
On April 20, 2026, the Company acquired all the remaining outstanding shares of CathWorks Ltd. (CathWorks), a privately held medical device company. The acquisition expands the Coronary & Peripheral Vascular division within the Cardiovascular portfolio by aiming to transform how coronary artery disease is diagnosed and treated.
Prior to the acquisition, the Company held an existing 15% equity interest in CathWorks, a debt investment in CathWorks, and an option to acquire the remaining 85% equity interest. On February 3, 2026, the Company exercised its option to acquire the remaining equity interest in CathWorks. This acquisition was accounted for as a step acquisition at the time of closing. Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their preliminary estimated fair values. The Company remeasured the previously held equity interest in CathWorks to its fair value based upon a valuation of the acquired business which was developed using an income approach valuation model. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The Company remeasured its previously held equity interest to fair value, resulting in a gain of $45 million, representing the difference between the carrying amount of the investment and its fair value at the acquisition date, within other non-operating expense (income), net in the consolidated statements of income during fiscal year 2026. Contingent consideration liabilities recognized in connection with the acquisition are based on future revenue achievements of the acquired business.
Revenue and net income (loss) attributable to CathWorks since the date of acquisition included in the consolidated statements of income were not material for fiscal year 2026.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the preliminary fair value of consideration transferred and the preliminary fair values of the assets acquired and liabilities assumed:

(in millions)
Cash consideration paid at closing	$410
Fair value of contingent consideration	115
Total consideration transferred	525
Fair value of previously held equity interest in CathWorks	93
Settlement of debt and accrued interest due from CathWorks	88
Settlement of pre-existing relationships	12
Total purchase price	$718

(in millions)
Current assets	$17
Property, plant, and equipment, net	11
Goodwill	555
Other intangible assets	200
Other assets	1
Total assets acquired	$784

Current liabilities	$7
Accrued income taxes	38
Total current liabilities	45
Deferred tax liabilities	21
Other noncurrent liabilities	1
Total liabilities assumed	$66

Net assets acquired	$718

Goodwill was assigned to the Company’s Cardiovascular portfolio and is not deductible for tax purposes. The other intangible assets acquired consists of purchased technology and has an estimated useful life of 10 years.
Scientia Vascular Acquisition
On June 12, 2026, the Company closed on the acquisition of all outstanding shares of Scientia Vascular (Scientia) (a privately held company). As the Company closed on this acquisition subsequent to April 24, 2026, this acquisition is considered a subsequent event.
The acquisition will expand the Neuroscience portfolio through Scientia’s differentiated access products used to treat complex neurovascular conditions. The transaction will be accounted for as a business combination using the acquisition method of accounting. This requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.
Due to the limited time since the acquisition date and availability of information, the preliminary acquisition valuation for the business combination is incomplete. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill, and the total contingent consideration. We will include such disclosures in our Form 10-Q for the quarter ending July 31, 2026.
The Company anticipates total consideration to be comprised of approximately $550 million up-front, subject to customary closing adjustments, and certain revenue and regulatory-based contingent consideration payments up to $375 million.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

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
The fair value of contingent consideration liabilities at April 24, 2026 and April 25, 2025 was $163 million and $81 million, respectively. At April 24, 2026, $32 million was recorded in other accrued expenses, and $131 million was recorded in other liabilities on the consolidated balance sheets. At April 25, 2025, $31 million was reflected in other accrued expenses, and $50 million was reflected in other liabilities on the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

	Fiscal Year
(in millions)	2026	2025
Beginning balance	$81	$149
Purchase price contingent consideration	115	20
Payments	(28)	(86)
Change in fair value	(5)	(2)
Ending balance	$163	$81

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

(in millions)	Fair Value at April 24, 2026	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$141	Discount rate	15.0% - 28.2%	16.6%
		Projected fiscal year of payment	2027 - 2029	2027
Product development and other milestone-based payments	$22	Discount rate	5.5%	5.5%
		Projected fiscal year of payment	2027 - 2028	2027
(1)Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
In fiscal year 2023, the Company sold half of its Renal Care Solutions (RCS) business. This sale was part of an agreement between Medtronic and DaVita to form a new, independent kidney care-focused medical device company (“Mozarc Medical” or "Mozarc") with equal equity ownership. In connection with the sale, the Company was entitled to receive additional consideration based on the achievement of certain revenue, regulatory, and profitability milestones. The fair value of the contingent consideration receivable at April 24, 2026 and April 25, 2025 was zero and $13 million, respectively, and was recorded in other assets in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of the Level 3 measurement of contingent consideration receivable:

	Fiscal Year
(in millions)	2026	2025
Beginning balance	$13	$58
Change in fair value	(13)	(45)
Ending balance	$—	$13
Funded Research and Development Arrangements
The Company has entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, "Blackstone") to receive funding related to the development of certain products within the Cardiovascular Portfolio and Diabetes Business. As there is substantive and genuine transfer of risk to Blackstone, the development funding is recognized by Medtronic as an obligation to perform contractual services. The Company recognizes the funding as income within other operating expense (income), net as the research and development costs are incurred and funding payments become due. Under these arrangements, the Company recognized income of $142 million, $181 million, and $174 million in fiscal years 2026, 2025, and 2024, respectively. As of April 24, 2026, the Company is eligible to receive additional funding of $249 million under these arrangements.
Following potential U.S. regulatory approval and commercial launch of each product covered by the Blackstone agreements, Blackstone will be eligible to receive a combination of fixed regulatory and commercial milestone payments up to $1.2 billion and royalties based on percent of sales of such products. During the fourth quarter of fiscal year 2026, one of the products funded by these arrangements within the Diabetes Business was approved by the U.S. FDA. As U.S. regulatory approval was received and commercial launch is probable, the Company recognized a $157 million charge within other operating expense (income), net in the consolidated statements of income during fiscal year 2026 and primarily within other liabilities in the consolidated balance sheets as of April 24, 2026 related to a future minimum royalty payment obligation. This charge is included in the $1.2 billion amount noted above. The $157 million future minimum royalty payment obligation of MiniMed is guaranteed by Medtronic, Inc.
Under certain termination provisions, the Company's payment obligation will survive, and in certain termination circumstances, a payment to Blackstone of a multiple of the funded amounts may be required. At the time of executing these contracts, the occurrence of such circumstances was deemed to be remote.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

4. Restructuring Charges
In fiscal years 2026, 2025, and 2024, the Company incurred $370 million, $303 million and $389 million, respectively, of restructuring, associated, and other costs primarily related to employee termination benefits, facility related and contract termination costs, and asset write offs.
MiniMed Restructuring Actions
In December 2025, the Board of Directors approved a series of restructuring actions designed to support the separation and position of both Medtronic and MiniMed by enabling greater strategic focus, improving operational efficiency, aligning organizational structures of each, and driving long-term business growth and efficiencies in the individual organizations.
The restructuring actions are expected to result in pre-tax restructuring charges of approximately $300 million to $500 million, to be incurred at varying intervals between the third quarter of fiscal year 2026 and the finalization of the Transition Services Agreement (which governs services to be provided to MiniMed by Medtronic, and which will conclude no later than 24 months following the March 9, 2026 MiniMed IPO). The expected completion date of these restructuring actions is fiscal year 2029. The restructuring activities include organizational realignments, workforce-related actions, and separation of duplicated shared services, locations, systems, and operational functions. Of the total actions, the Company anticipates that materially all of the charges will relate to employee termination benefits, with the potential for other charges to include contract termination costs and asset write-offs. The Company expects these costs to be recognized primarily within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the consolidated statements of income. The costs of this program were not recorded in a specific reportable segment.
The following table presents the classification of these restructuring, associated, and other costs in the consolidated statements of income for the MiniMed restructuring activities:

Fiscal Year
(in millions)	2026
Restructuring charges, net	$136
The following table summarizes the activity related to the MiniMed restructuring program for fiscal year 2026:

(in millions)	Employee Termination Benefits
April 25, 2025	$—
Charges	136
Cash payments	(17)
April 24, 2026	$119
Other Restructuring Activities
The Company also incurred restructuring charges during fiscal years 2026, 2025, and 2024 for individually immaterial restructuring activities. The restructuring, associated, and other costs for these activities primarily related to employee termination benefits provided to employees who have been involuntarily terminated, facility related and contract termination costs, and asset write-offs.
In addition, in December 2025, management approved and committed to a plan to terminate a third-party manufacturing agreement within the Diabetes Business. In conjunction with this plan, the Company recorded pre-tax charges of $118 million, including $84 million recognized within cost of products sold related to asset write-offs and $34 million recognized within other operating expense (income), net related to contract termination costs in the consolidated statements of income for fiscal year 2026. These charges are included within the table below.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents the classification of these restructuring, associated, and other costs in the consolidated statements of income for the other restructuring activities:

	Fiscal Year
(in millions)	2026	2025	2024
Cost of products sold	$106	$26	$55
Selling, general, and administrative expenses	15	10	108
Restructuring charges, net	113	267	226
Total restructuring and associated costs	$234	$303	$389
The following table summarizes the activity related to other restructuring programs for fiscal years 2026 and 2025:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 26, 2024	$136	$11	$147
Charges	240	82	322
Cash payments	(225)	(48)	(273)
Settled non-cash	—	(27)	(27)
Accrual adjustments(1)	(19)	—	(19)
April 25, 2025	132	18	150
Charges	88	66	154
Cash payments	(195)	(37)	(232)
Settled non-cash	—	(2)	(2)
Accrual adjustments(1)	(14)	(1)	(14)
April 24, 2026	$11	$44	$56
(1)Accrual adjustments primarily relate to certain employees identified for termination finding other positions within the Company and changes in estimates.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related consolidated balance sheet classification at April 24, 2026 and April 25, 2025:

	April 24, 2026
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$420	$—	$(4)	$416	$416	$—
Level 2:
Corporate debt securities	4,041	25	(15)	4,050	4,050	—
U.S. government and agency securities	812	—	(9)	803	803	—
Mortgage-backed securities	852	8	(18)	842	842	—
Non-U.S. government and agency securities	23	—	—	23	23	—
Other asset-backed securities	1,121	4	(7)	1,118	1,118	—
Total Level 2	6,849	37	(49)	6,837	6,837	—
Level 3:
Auction rate securities	36	—	(2)	34	—	34
Total available-for-sale debt securities	$7,305	$37	$(56)	$7,287	$7,253	$34

	April 25, 2025
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$417	$—	$(7)	$410	$410	$—
Level 2:
Corporate debt securities	3,540	17	(36)	3,521	3,521	—
U.S. government and agency securities	835	—	(20)	814	814	—
Mortgage-backed securities	948	4	(29)	923	923	—
Non-U.S. government and agency securities	6	—	—	6	6	—
Other asset-backed securities	1,044	5	(6)	1,044	1,044	—
Total Level 2	6,373	26	(91)	6,308	6,308	—
Level 3:
Auction rate securities	36	—	(3)	33	—	33
Total available-for-sale debt securities	$6,826	$26	$(100)	$6,752	$6,719	$33
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the consolidated balance sheets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at April 24, 2026 and April 25, 2025:

	April 24, 2026
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$653	$(3)	$1,110	$(12)
U.S. government and agency securities	313	(4)	434	(9)
Mortgage-backed securities	—	—	335	(18)
Other asset-backed securities	—	—	440	(7)
Auction rate securities	—	—	34	(2)
Total	$966	$(7)	$2,353	$(48)

	April 25, 2025
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$702	$(7)	$1,235	$(29)
U.S. government and agency securities	110	(1)	641	(25)
Mortgage-backed securities	2	(1)	614	(28)
Other asset-backed securities	—	—	469	(6)
Auction rate securities	—	—	33	(3)
Total	$814	$(9)	$2,993	$(91)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during fiscal years 2026 and 2025. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Gains and losses on available-for-sale debt securities are recognized in other non-operating expense (income), net in the consolidated statements of income. During fiscal years 2026, 2025, and 2024, gross realized gains and losses on available-for-sale debt securities were not material. During fiscal years 2026, 2025 and 2024, proceeds from sales of available-for-sale debt securities were $8.0 billion, $8.2 billion, and $7.4 billion, respectively.
The contractual maturities of available-for-sale debt securities at April 24, 2026 are shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,803	$1,796
Due after one year through five years	2,970	2,972
Due after five years through ten years	1,058	1,061
Due after ten years	1,474	1,458
Total	$7,305	$7,287
Interest income, which includes income on marketable debt securities and the global liquidity structures, is recognized in other non-operating expense (income), net, in the consolidated statements of income. For fiscal years 2026, 2025, and 2024 there was $383 million, $511 million, and $597 million of interest income, respectively.
Equity Securities, Equity Method Investments, and Other Investments
The following table summarizes the Company's equity and other investments and related accrued interest receivable at April 24, 2026 and April 25, 2025, which are classified as primarily other assets in the consolidated balance sheets:

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	April 24, 2026	April 25, 2025
Investments with readily determinable fair value (marketable equity securities)	$130	$17
Investments for which the fair value option has been elected	—	140
Investments without readily determinable fair values	616	705
Equity method and other investments	78	89
Total equity and other investments	$824	$951
The table below includes activity related to the Company's portfolio of equity and other investments. The activity for fiscal year 2024 was not material. Gains and losses on equity and other investments are recognized in other non-operating expense (income), net in the consolidated statements of income.

	Fiscal Year
(in millions)	2026	2025
Proceeds from sales	$139	$308
Gross gains	122	108
Gross losses	(182)	(204)
Interest income	35	—
Impairment losses recognized	(71)	(135)
During fiscal year 2026, there were $150 million of net unrealized losses on equity securities and other investments still held at April 24, 2026. During fiscal year 2025, there were $181 million of net unrealized losses on equity securities and other investments still held at April 25, 2025.
Mozarc Medical Investment
As described in Note 3, in fiscal year 2023 the Company sold half its RCS business to Mozarc, and as a result of the transaction the Company retained a 50% non-controlling equity interest in Mozarc. This investment provides the Company with the ability to exercise significant influence over Mozarc and the Company has elected the fair value option to account for this equity method investment. The Company believes the fair value option best reflects the economics of the underlying transaction.
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating expense (income), net in the consolidated statements of income. During fiscal years 2026, 2025, and 2024, the Company recognized a loss of $140 million, $171 million, and $220 million, respectively, reducing the fair value of the investment to zero as of the end of fiscal year 2026. The losses were primarily driven by historical financial results, the restructuring and wind-down of certain product lines, the delay or discontinuation of certain research and development programs and associated product launches, and projections of future cash flows.
The following table provides a reconciliation of the beginning and ending balances of the Mozarc investment for which the fair value option has been elected:

	Fiscal Year
(in millions)	2026	2025
Beginning balance	$140	$311
Additions	7	—
Settlements	(7)	—
Change in fair value	(140)	(171)
Ending balance	$—	$140

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

6. Financing Arrangements
Current debt obligations consisted of the following:

(in millions)	April 24, 2026	April 25, 2025
Bank borrowings	$22	$13
1.125 percent eight-year 2019 senior notes	1,760	—
0.250 percent six-year 2019 senior notes	—	1,142
0.000 percent five-year 2020 senior notes	—	1,142
2.625 percent three-year 2022 senior notes	—	571
Finance lease obligations	6	6
Current debt obligations	$1,788	$2,874
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
There was no commercial paper outstanding at April 24, 2026 and April 25, 2025. During fiscal years 2026 and 2025, the weighted average interest rate was 4.17 percent and 5.02 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing credit facility, defined below.
Line of Credit In December 2025, Medtronic Luxco, as borrower, entered into an amendment to its amended and restated credit agreement (Credit Facility), by and among Medtronic, Medtronic, Inc., Medtronic Luxco, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank, extending the maturity date of the Credit Facility to December 2030.
The Credit Facility provides for a $3.5 billion five-year unsecured revolving credit facility (Credit Facility). At each anniversary date of the Credit Facility, we can request a one-year extension of the maturity date. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. The Company and Medtronic, Inc. have guaranteed the obligations of the borrowers under the Credit Facility, and Medtronic Luxco will also guarantee the obligations of any designated borrower. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At April 24, 2026 and April 25, 2025, no amounts were outstanding under the Credit Facility.
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
MiniMed Line of Credit
In January 2026, as part of the impending separation of the Diabetes Operating Unit, Kangaroo US HoldCo 2, Inc. (the “Initial Borrower”), entered into a credit agreement which provides for a five-year senior secured revolving credit facility (the “MiniMed Revolving Credit Facility”) in an aggregate principal amount of $500 million to be made available in U.S. dollars and certain approved alternative currencies, initially including Euros, with Citibank, N.A. serving as administrative agent for a syndicate of lenders. Subject to the conditions to the borrowing therein, the commitments under the MiniMed Revolving Credit Facility became available upon the completion of the initial public offering of MiniMed Group, Inc., whereupon the Initial Borrower merged with and into MiniMed Group, Inc. (the “Merger”), with MiniMed Group, Inc. surviving the merger and continuing as the borrower. The MiniMed Revolving Credit Facility permits, subject to specified conditions, one or more of MiniMed Group, Inc.'s wholly owned subsidiaries to be added as additional borrowers.
Interest is payable on the loans under the MiniMed Revolving Credit Facility at (1) in the case of borrowings denominated in U.S. dollars, Term SOFR (or, at the borrower’s option, the base rate) and (2) in the case of borrowings denominated in Euros, EURIBOR, plus, in each case, a margin determined pursuant to a pricing grid based on MiniMed Group, Inc.'s secured net leverage ratio. The commitment fees and letter of credit fees under the MiniMed Revolving Credit Facility are determined based upon the same grid. Interest payments are due (1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months) and (2) in the case of base rate borrowings, on

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

the last business day of each March, June, September, and December. No amounts have been drawn under the MiniMed Revolving Credit Facility as of April 24, 2026.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company's long-term debt obligations consisted of the following:

		April 24, 2026		April 25, 2025
(in millions, except interest rates)	Maturity by Fiscal Year	Amount	Effective Interest Rate	Amount	Effective Interest Rate
1.125 percent eight-year 2019 senior notes	2027	$—	—%	$1,714	1.25%
4.250 percent five-year 2023 senior notes	2028	1,000	4.50	1,000	4.42
3.000 percent six-year 2022 senior notes	2029	1,174	3.12	1,142	3.09
0.375 percent eight-year 2020 senior notes	2029	1,174	0.55	1,142	0.51
3.650 percent five-year 2024 senior notes	2030	998	3.76	971	3.74
2.950 percent five-year 2025 senior notes	2031	881	3.05	—	—
1.625 percent twelve-year 2019 senior notes	2031	1,174	1.76	1,142	1.75
1.000 percent twelve-year 2019 senior notes	2032	1,174	1.06	1,142	1.06
3.125 percent nine-year 2022 senior notes	2032	1,174	3.26	1,142	3.25
0.750 percent twelve-year 2020 senior notes	2033	1,174	0.82	1,142	0.81
4.500 percent ten-year 2023 senior notes	2033	1,000	4.64	1,000	4.62
3.375 percent twelve-year 2022 senior notes	2035	1,174	3.44	1,142	3.44
4.375 percent twenty-year 2015 senior notes	2035	1,932	4.48	1,932	4.47
3.875 percent twelve-year 2024 senior notes	2037	998	3.93	971	3.93
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	4.51	253	4.67
2.250 percent twenty-year 2019 senior notes	2039	1,174	2.34	1,142	2.34
6.500 percent thirty-year 2009 senior notes	2039	158	6.56	158	6.56
1.500 percent twenty-year 2019 senior notes	2040	1,174	1.58	1,142	1.58
5.550 percent thirty-year 2010 senior notes	2040	224	5.59	224	5.58
1.375 percent twenty-year 2020 senior notes	2041	1,174	1.46	1,142	1.46
4.500 percent thirty-year 2012 senior notes	2042	105	4.54	105	4.54
4.000 percent thirty-year 2013 senior notes	2043	305	4.10	305	4.10
4.150 percent nineteen-year 2024 senior notes	2044	704	4.20	685	4.20
4.625 percent thirty-year 2014 senior notes	2044	127	4.67	127	4.67
4.625 percent thirty-year 2015 senior notes	2045	1,813	4.69	1,813	4.69
4.200 percent twenty-year 2025 senior notes	2046	881	4.24	—	—
1.750 percent thirty-year 2019 senior notes	2050	1,174	1.86	1,142	1.87
1.625 percent thirty-year 2020 senior notes	2051	1,174	1.74	1,142	1.75
4.150 percent twenty-nine year 2024 senior notes	2054	822	4.19	800	4.19
Finance lease obligations	2028 - 2041	54	11.00	52	10.00
Debt discount, net	2028 - 2054	(57)	—	(59)	—
Deferred financing costs	2028 - 2054	(114)	—	(117)	—
Total long-term debt		$26,173		$25,642
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures is recognized in interest expense, net in the consolidated statements of income. For fiscal years 2026, 2025, and 2024, there was $885 million, $913 million, and $916 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures.
Senior Notes The Company has outstanding unsecured senior obligations, described as senior notes in the tables above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Company is in compliance with all covenants related to the Senior Notes.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

On September 29, 2025, Medtronic, Inc. issued two tranches of Euro-denominated Senior Notes with an aggregate principal of €1.5 billion, with maturities in fiscal years 2031 and 2046, resulting in cash proceeds of approximately $1.7 billion, net of discounts and issuance costs.
In June 2024, Medtronic, Inc. issued four tranches of EUR-denominated Senior Notes with an aggregate principal of €3.0 billion, with maturities ranging from fiscal years 2030 to 2054, resulting in cash proceeds of approximately $3.2 billion, net of discounts and issuance costs. In anticipation of the Euro-denominated debt issuance, the Company entered into forward currency exchange rate contracts to manage the exposure to exchange rate movements. These contracts were settled in conjunction with the issuance of the June 2024 Notes.
The Euro-denominated debt issued in September 2025 and June 2024 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 7 for additional information regarding net investment hedges.
Contractual maturities of debt for the next five fiscal years and thereafter, excluding deferred financing costs and debt discount, net, are as follows:

(in millions)
2027	$1,788
2028	1,006
2029	2,354
2030	1,004
2031	2,060
Thereafter	19,920
Total	$28,131
Financial Instruments Not Measured at Fair Value
At April 24, 2026, the estimated fair value of the Company’s Senior Notes was $25.3 billion compared to a principal value of $28.1 billion. At April 25, 2025, the estimated fair value was $26.2 billion compared to a principal value of $28.6 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
At April 24, 2026 and April 25, 2025, the Company had $84 million and $100 million of outstanding payables, respectively, associated with the supplier financing program recorded in accounts payable in the consolidated balance sheets.
The following table presents a roll-forward of outstanding payables confirmed as valid associated with the program during fiscal year 2026:

Fiscal Year
(in millions)	2026
Beginning balance	$100
Invoices confirmed during the year	479
Confirmed invoices paid during the year	(496)
Ending balance	$84
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
The Company's cash flow hedges will mature within the subsequent two-year period. At April 24, 2026 and April 25, 2025, the Company had $116 million and $149 million in after-tax unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $87 million of after-tax net unrealized losses at April 24, 2026 will be recognized in the consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. For fiscal years 2026, 2025, and 2024, the Company recognized $173 million, $198 million, and $197 million, respectively, of after-tax unrealized gains related to excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
Fair Value Hedges
In fiscal year 2025, the Company began using foreign currency forward contracts designated as fair value hedges to manage its exposure to changes in the fair value of a fixed-rate debt obligation. The contracts matured during the first quarter of fiscal year 2026.
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating expense (income), net. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge and were not material for fiscal year 2026. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the consolidated statements of cash flows.
Undesignated Derivatives
The Company uses foreign currency forward exchange contracts to offset the Company’s exposure to the change in the value of non-functional currency denominated assets, liabilities, and cash flows.
These foreign currency forward exchange rate contracts are not designated as hedges at inception, and therefore, changes in the fair value of these contracts are recognized in the consolidated statements of income. Cash flows related to the Company’s undesignated derivative contracts are reported in the consolidated statements of cash flows based on the nature of the derivative instrument. The Company had total return swaps with a notional balance of $0.4 billion as of April 24, 2026. The Company has not included the total return swaps in the below tabular disclosures as the gain and loss activity for fiscal years 2026, 2025 and 2024, and the fair value as of April 24, 2026 and April 25, 2025 was not material.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	April 24, 2026	April 25, 2025
Currency exchange rate contracts	Cash flow hedges	$8.5	$10.6
Currency exchange rate contracts(1)	Net investment hedges	7.5	8.0
Foreign currency-denominated debt(2)	Net investment hedges	21.1	20.6
Currency exchange rate contracts	Fair value hedges	—	1.1
Currency exchange rate contracts	Undesignated	4.3	3.9
(1)At April 24, 2026, includes derivative contracts with notional values of €4.0 billion, or $4.7 billion, designated as hedges of a portion of our net investment in certain European operations, derivative contracts with a notional value of ¥351 billion, or $2.2 billion, designated as hedges of a portion of our net investment in certain Japanese operations, and derivative contracts with a notional value of CHF436 million, or $558 million, designated as hedges of a portion of our net investment in certain Swiss Franc operations. These derivative contracts mature in fiscal years 2027 through 2045.
(2)At April 24, 2026, includes €18.0 billion, or $21.1 billion, of outstanding Euro-denominated debt designated as hedges of a portion our net investment in foreign operations. This debt matures in fiscal years 2027 through 2054.
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2026, 2025, and 2024 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss			(Gain) Loss Reclassified into Income

	Fiscal Year			Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2026	2025	2024	2026	2025	2024
Cash flow hedges
Currency exchange rate contracts	$(50)	$308	$(416)	$111	$(156)	$(312)	Other operating expense (income), net
Currency exchange rate contracts	45	(71)	(124)	(59)	(74)	(57)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	569	1,276	(431)	—	—	—	N/A
Currency exchange rate contracts	(117)	247	(202)	—	—	—	N/A
Fair value hedges
Currency exchange rate contracts	1	(1)	—	(20)	(59)	—	Other operating expense (income), net
Total	$447	$1,759	$(1,173)	$32	$(288)	$(369)

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our consolidated financial statements for fiscal years 2026, 2025, and 2024 were as follows:

	(Gain) Loss Recognized in Income
	Fiscal Year			Location of (Gain) Loss in Income Statement
(in millions)	2026	2025	2024
Currency exchange rate contracts	$91	$(91)	$136	Other operating expense (income), net
Balance Sheet Presentation
The following tables summarize the balance sheet classification and fair value of derivative instruments included in the consolidated balance sheets at April 24, 2026 and April 25, 2025. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not designated and do not qualify as hedging instruments, and are further segregated by type of contract within those two categories.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	April 24, 2026	April 25, 2025	Balance Sheet Classification	April 24, 2026	April 25, 2025	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$214	$269	Other current assets	$253	$200	Other accrued expenses
Currency exchange rate contracts	328	57	Other assets	158	196	Other liabilities
Total derivatives designated as hedging instruments	542	326		411	396
Derivatives not designated as hedging instruments
Currency exchange rate contracts	13	7	Other current assets	10	5	Other accrued expenses
Total derivatives	$555	$334		$420	$401
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis:

	April 24, 2026		April 25, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$555	$420	$334	$401
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

	April 24, 2026
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$555	$(232)	$—	$323
Derivative liabilities:
Currency exchange rate contracts	(420)	232	98	(91)
Total	$135	$—	$98	$233

	April 25, 2025
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$334	$(195)	$—	$139
Derivative liabilities:
Currency exchange rate contracts	(401)	195	125	(82)
Total	$(68)	$—	$125	$58
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
The Company has cash and cash equivalents, investments, and certain other financial instruments positions (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 24, 2026 and April 25, 2025, the Company posted net cash collateral of $98 million and $125 million to its counterparties. Cash collateral posted is recorded as a reduction in cash and cash equivalents, with the offset recorded as an increase in other current assets in the consolidated balance sheets.
8. Inventories
Inventory balances were as follows:

(in millions)	April 24, 2026	April 25, 2025
Finished goods	$4,075	$3,779
Work-in-process	800	744
Raw materials	1,076	953
Total	$5,951	$5,476

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment and goodwill assigned to the other operating segments:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Reportable Segments	Other Operating Segments	Total
April 26, 2024	$7,966	$11,644	$19,121	$38,731	$2,255	$40,986
Goodwill as a result of acquisitions	—	—	108	108	—	108
Purchase accounting adjustments	2	—	(2)	—	—	—
Currency translation and other	50	72	521	643	1	643
April 25, 2025	8,017	11,716	19,748	39,482	2,255	41,737
Goodwill as a result of acquisitions	555	—	—	555	—	555
Currency translation and other	30	61	204	295	—	295
April 24, 2026	$8,602	$11,777	$19,953	$40,332	$2,256	$42,587
The Company did not recognize any goodwill impairment charges during fiscal years 2026, 2025, or 2024.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	April 24, 2026		April 25, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,559	$(10,596)	$16,550	$(9,650)
Purchased technology and patents	11,875	(8,319)	11,600	(7,514)
Trademarks and tradenames	422	(295)	421	(283)
Other	373	(126)	355	(101)
Total	$29,229	$(19,336)	$28,925	$(17,547)
Indefinite-lived:
IPR&D	$253	$—	$289	$—
The Company did not recognize any definite-lived intangible asset impairment charges during fiscal years 2026 and 2025. During fiscal year 2024, the Company recognized $295 million of definite-lived intangible asset impairment charges in connection with the decision to exit its ventilator product line. The intangible asset impairment charges primarily related to purchased technology, customer-related intangibles, and trade names. The intangible asset impairment charges are recognized in other operating expense (income), net in the consolidated statements of income. Refer to Note 3 for additional information on what led to the impairments in fiscal year 2024.
There were no indefinite-lived intangible asset impairment charges during fiscal year 2026 and 2025. Indefinite-lived intangible asset impairment charges were not material for fiscal year 2024. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Amortization Expense
Intangible asset amortization expense was $1.8 billion for both fiscal years 2026 and 2025, including $121 million and $151 million, respectively, of accelerated amortization on certain intangible assets related to product line exits within the Cardiovascular Portfolio. Intangible asset amortization expense was $1.7 billion for fiscal year 2024. Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 24, 2026, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions)	Amortization Expense
2027	$1,635
2028	1,585
2029	1,506
2030	1,375
2031	1,295
10. Property, Plant, and Equipment
Property, plant, and equipment balances and corresponding estimated useful lives were as follows:

(in millions)	April 24, 2026	April 25, 2025	Estimated Useful Lives (in years)
Equipment	$7,972	$7,156	Generally 2-10, up to 15
Computer software	3,706	3,295	Up to 10
Land and land improvements	170	160	Up to 20
Buildings and leasehold improvements	2,883	2,685	Up to 40
Construction in progress	2,435	2,340	—
Property, plant, and equipment	17,166	15,636
Less: Accumulated depreciation	(9,749)	(8,799)
Property, plant, and equipment, net	$7,417	$6,837
Depreciation expense of $1.2 billion, $1.1 billion, and $954 million was recognized in fiscal years 2026, 2025, and 2024, respectively.
11. Shareholders’ Equity
Share Capital Medtronic plc is authorized to issue 2.6 billion Ordinary Shares, $0.0001 par value; 40 thousand Euro Deferred Shares, €1.00 par value; 127.5 million Preferred Shares, $0.20 par value; and 500 thousand A Preferred Shares, $1.00 par value.
Euro Deferred Shares The authorized share capital of the Company includes 40 thousand Euro Deferred Shares, with a par value of €1.00 per share. At April 24, 2026, no Euro Deferred Shares were issued or outstanding.
Preferred Shares The authorized share capital of the Company includes 127.5 million of Preferred Shares, with a par value of $0.20 per share. At April 24, 2026, no Preferred Shares were issued or outstanding.
A Preferred Shares The authorized share capital of the Company includes 500 thousand A Preferred Shares, with a par value of $1.00 per share. At April 24, 2026, no A Preferred Shares were outstanding.
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Ordinary Share Repurchase Program Shares are repurchased on occasion to support the Company’s stock-based compensation programs and to return capital to shareholders. During fiscal years 2026 and 2025, the Company repurchased approximately 10 million and 38 million shares, respectively, at an average price of $93.25 and $83.36, respectively.
In March 2024, the Company's Board of Directors authorized $5.0 billion for repurchase of the Company's ordinary shares. There is no specific time-period associated with these repurchase authorizations. At April 24, 2026, $3.8 billion of the $5.0 billion authorized in March 2024, leaving approximately $1.2 billion available for future repurchases. The Company accounts for repurchases of ordinary shares using the par value method and shares repurchased are cancelled.
12. Stock Purchase and Award Plans
In fiscal year 2026, the Company granted stock awards under the 2021 Medtronic plc Long Term Incentive Plan (2021 Plan). The 2021 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. At April 24, 2026, there were approximately 54 million shares available for future grants under the 2021 Plan.
Stock-Based Compensation Expense The following table presents the components and classification of stock-based compensation expense recognized for stock options, restricted stock, performance share units, and employee stock purchase plan (ESPP) in fiscal years 2026, 2025, and 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Stock options	$61	$66	$76
Restricted stock	237	216	184
Performance share units	124	111	97
Employee stock purchase plan	35	35	36
Total stock-based compensation expense	457	429	393
Income tax benefits	(76)	(70)	(64)
Total stock-based compensation expense, net of tax	$381	$358	$329
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
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2026	2025	2024
Weighted average fair value of options granted	$19.64	$16.43	$18.49
Assumptions used:
Expected life (years)	6.1	6.1	6.1
Risk-free interest rate	4.07%	4.07%	4.16%
Volatility	24.06%	24.47%	24.29%
Dividend yield	3.08%	3.48%	3.18%

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity during fiscal year 2026:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 25, 2025	27,766	$95.04
Granted	2,646	92.17
Exercised	(4,182)	88.61
Expired/Forfeited/Cancelled	(1,159)	97.49
Outstanding at April 24, 2026	25,071	95.70	4.8	$12
Expected to vest at April 24, 2026	5,703	87.52	8.1	6
Exercisable at April 24, 2026	19,010	98.31	3.8	5
The following table summarizes the total cash received from the issuance of new shares upon stock option award exercises and the total intrinsic value of options exercised during fiscal years 2026, 2025, and 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Cash proceeds from options exercised	$316	$305	$78
Intrinsic value of options exercised	38	66	28
The tax benefit related to stock options exercised was not material for fiscal years 2026, 2025, and 2024. Unrecognized compensation expense related to outstanding stock options at April 24, 2026 was $48 million and is expected to be recognized over a weighted average period of 2.3 years.
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
During fiscal year 2026, upon the closing of the MiniMed IPO, Medtronic outstanding restricted stock units held by MiniMed employees were converted to MiniMed restricted stock units. The roll-forward of restricted stock activity below reflects the amounts converted to MiniMed restricted stock units upon IPO. The incremental compensation cost recognized by the Company as a result of these modifications was not material. The outstanding stock-based compensation awards held by MiniMed employees are not material, and as a result, the Company has not disclosed the roll-forward activity or included the unrecognized compensation expense for MiniMed awards within the below disclosure.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted stock activity during fiscal year 2026 for awards settling in Medtronic stock:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 25, 2025	7,644	$85.64
Granted	3,757	93.40
Vested	(2,464)	90.46
Forfeited/Cancelled	(657)	85.97
Converted to MiniMed restricted stock units	(584)	88.79
Nonvested at April 24, 2026	7,696	87.49
The following table summarizes the weighted-average grant date fair value of restricted stock granted and total fair value of restricted stock vested during fiscal years 2026, 2025, and 2024:

	Fiscal Year
(in millions, except per share data)	2026	2025	2024
Weighted-average grant-date fair value per restricted stock	$93.40	$82.37	$82.80
Fair value of restricted stock vested	223	205	186
Unrecognized compensation expense related to restricted stock as of April 24, 2026 was $419 million and is expected to be recognized over a weighted average period of 2.6 years.
Performance Share Units Performance share units typically cliff vest at the end of the performance period, which aligns with the fiscal year-end the third year after grant. The awards include three metrics: relative total shareholder return (rTSR), revenue growth, and return on invested capital (ROIC). rTSR is considered a market condition metric, and the expense is determined at the grant date and will not be adjusted even if the market condition is not met. Revenue growth and ROIC are considered performance metrics, and the expense is recorded over the performance period, which will be reassessed each reporting period based on the probability of achieving the various performance conditions. The number of shares earned at the end of the three-year performance period will vary, based on only actual performance, from 0% to 200% of the target number of performance share units granted. Performance share units are subject to forfeiture if employment terminates prior to the lapse of the restrictions. Performance share units are not considered issued or outstanding ordinary shares of the Company. Dividend equivalent units are accumulated on performance share units for each component of the award during the vesting period.
The Company calculates the fair value of the performance share units for each component individually. The fair value of the rTSR metric will be determined using the Monte Carlo valuation model. The fair value of the revenue growth and ROIC metrics are equal to the closing stock price on the grant date.
Similar to the restricted stock units, certain of the Medtronic outstanding performance share units held by MiniMed employees were converted to MiniMed restricted stock units. The roll-forward of performance share unit activity below reflects the amounts converted to MiniMed restricted stock units upon IPO. The incremental compensation cost recognized by the Company as a result of these modifications was not material.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table summarizes performance share unit activity during fiscal year 2026:

	Units (in thousands)	Wtd. Avg. Grant Price
Nonvested at April 25, 2025	3,141	$100.51
Granted	1,231	109.18
Performance adjustments (1)	53	101.64
Vested (2)	(1,785)	101.98
Forfeited/Cancelled	(192)	102.22
Converted to MiniMed restricted stock units	(196)	104.81
Nonvested at April 24, 2026	2,251	103.32
(1)Performance adjustments are adjustments to grants where the performance period has ended and actual performance is known.
(2)Prior to fiscal year 2024 grants, awards cliff vested after three years. For fiscal year 2024 grants and subsequent, the awards vest at the end of the performance period, which aligns with the third fiscal year end after grant. As a result of this change, the Company has two cycles that vested during fiscal year 2026 (fiscal year 2023-2025 performance period and 2024-2026 performance period). The cycle that vested at the end of fiscal year 2026 will be distributed in the first quarter of fiscal year 2027.
The following table summarizes the weighted-average grant date fair value of performance share units granted and total fair value of performance share units vested during fiscal years 2026, 2025, and 2024:

	Fiscal Year
(in millions, except per share data)	2026	2025	2024
Weighted-average grant-date fair value per performance share units	$109.18	$98.49	$104.78
Fair value of performance share units vested	182	38	78
Unrecognized compensation expense related to performance share units as of April 24, 2026 was $78 million and is expected to be recognized over a weighted average period of 1.6 years.
Employees Stock Purchase Plan (ESPP) The Medtronic plc 2024 Employee Stock Purchase Plan allows participating employees to purchase the Company's ordinary shares at a discount through payroll deductions. The expense recognized for shares purchased under the Company’s ESPP is equal to the 15 percent discount the employee receives. Employees purchased 3 million shares at an average price of $77.34 per share in fiscal year 2026. At April 24, 2026, approximately 24 million ordinary shares were available for future purchase under the ESPP.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes
As a result of the prospective adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, certain tables are presented in a different format not comparable to prior year disclosures, and certain data contained within the tables may be presented differently than in prior years. In conjunction with the prospective adoption of ASU 2023-09, the fiscal year 2026 disclosures include using Ireland, and its statutory tax rate of 12.5%, as the starting point for several disclosures as it is the Company's country of domicile; which now represents the 2026 Domestic amounts below.
The income tax provision is based on income before income taxes reported for financial statement purposes. The components of income before income taxes, based on tax jurisdiction, are as follows:

Fiscal Year
(in millions)	2026
Domestic (Ireland)	$746
Foreign	5,390
Income before income taxes	$6,136
The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09:

	Fiscal Year
(in millions)	2025	2024
Domestic (U.S.)	$1,037	$750
International	4,591	4,087
Income before income taxes	$5,628	$4,837
The income tax provision consists of the following:

Fiscal Year
(in millions)	2026
Current tax expense:
Domestic (Ireland)	$155
Foreign	1,113
Total current tax expense	1,268
Deferred tax (benefit) expense:
Domestic (Ireland)	(123)
Foreign	154
Net deferred tax expense	31
Income tax provision	$1,299

	Fiscal Year
(in millions)	2025	2024
Current tax expense:
Domestic (U.S.)	$583	$756
International	692	905
Total current tax expense	1,275	1,661
Deferred tax (benefit) expense:
Domestic (U.S.)	(322)	(435)
International	(17)	(93)
Net deferred tax benefit	(339)	(528)
Income tax provision	$936	$1,133

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 24, 2026	April 25, 2025
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$11,076	$11,252
Intangible assets	2,975	2,800
Capitalization of research and development	1,340	1,420
Other accrued liabilities	408	450
Accrued compensation	407	363
Stock-based compensation	152	149
Inventory	148	144
Deferred revenue	121	213
Lease obligations	184	165
Federal and state benefit on uncertain tax positions	20	32
Interest limitation	250	479
Unrealized gain on available-for-sale securities and derivative financial instruments	80	56
Other	387	421
Gross deferred tax assets	17,548	17,946
Valuation allowance	(12,338)	(12,668)
Total deferred tax assets	5,210	5,277
Deferred tax liabilities:
Intangible assets	(1,125)	(1,238)
Realized loss on derivative financial instruments	(72)	(67)
Right of use leases	(178)	(159)
Accumulated depreciation	(165)	(114)
Outside basis difference of subsidiaries	(89)	(71)
Pension and post-retirement benefits	(105)	(35)
Other	(101)	(90)
Total deferred tax liabilities	(1,834)	(1,773)
Prepaid income taxes	701	719
Income tax receivables	665	464
Tax assets, net	$4,742	$4,687
Reported as (after valuation allowance and jurisdictional netting):
Other current assets	$1,160	$1,050
Tax assets	3,943	4,040
Deferred tax liabilities	(362)	(403)
Tax assets, net	$4,742	$4,687
No material deferred taxes have been provided on the undistributed earnings of the Company’s subsidiaries at April 24, 2026 and April 25, 2025 since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, and the complexity of the tax laws in the relevant jurisdictions, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of the undistributed earnings.
At April 24, 2026, the Company had approximately $10.7 billion of tax effected net operating loss carryforwards in certain U.S. and non-U.S. jurisdictions, of which $4.7 billion have no expiration, and the remaining $6.0 billion will expire during fiscal years 2027 through 2046. Included in these net operating loss carryforwards are $3.9 billion of tax effected net operating losses generated in fiscal year 2008 as a result of the receipt of a favorable tax ruling from certain non-U.S. taxing authorities; and $5.0 billion of tax effected net operating losses

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

generated during fiscal year 2023 as a result of an intercompany reorganization in certain non-U.S. jurisdictions. The Company has recorded a full valuation allowance against these net operating losses. Certain of the remaining net operating loss carryforwards of $1.8 billion also have a valuation allowance recorded against them, as management does not believe that it is more likely than not that these net operating losses will be utilized.
At April 24, 2026, the Company also had $319 million of tax credits available to reduce future income taxes payable, of which $136 million have no expiration. The remaining credits will expire during fiscal years 2027 through 2042.
The Company has established valuation allowances of $12.3 billion and $12.7 billion at April 24, 2026 and April 25, 2025, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets which are primarily comprised of tax loss and credit carryforwards in various jurisdictions. The decrease in the valuation allowance during fiscal year 2026 is primarily related to current year utilization of attributes with a full valuation allowance due to certain intercompany transactions. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not required.
Below is the reconciliation of income taxes from the Ireland statutory rate of 12.5% to the consolidated effective income tax rate and associated dollar impact for fiscal year 2026. In determining the reconciling items, we considered the effect of tax rulings as part of the statutory tax rate.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

(in millions)	Fiscal Year 2026
Ireland statutory tax rate	$767	12.5%

Effect of cross-border tax laws	111	1.8%

Other
Intercompany transaction(s)	(165)	(2.7)%
Other rate impacting items	29	0.5%

Foreign tax effects
United States
Statutory tax rate differential	105	1.7%
State and local income taxes	82	1.3%
US tax on foreign earnings	46	0.7%
R&D credit	(101)	(1.6)%
Intercompany transaction(s)	278	4.5%
Prior year tax resolutions	65	1.1%
Changes in valuation allowances	(48)	(0.8)%
Other rate impacting items	85	1.4%

Luxembourg
Changes in valuation allowances	(263)	(4.3)%
Affiliate financing	177	2.9%
Intercompany transaction(s)	101	1.6%
Other rate impacting items	1	—%

Puerto Rico
Statutory tax rate differential	(80)	(1.3)%

Switzerland
Statutory tax rate differential	(70)	(1.1)%
Cantonal income taxes	125	2.0%
Other rate impacting items	23	0.4%

Other foreign jurisdictions
Statutory tax rate differential	92	1.5%
Other rate impacting items	41	0.7%

Changes in unrecognized tax benefits	(102)	(1.7)%
Effective tax rate	$1,299	21.2%

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax amount to the actual global effective amount for the fiscal years 2025 and 2024:

	Fiscal Year
(in millions)	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.7	0.2
Research and development credit	(1.8)	(2.2)
International	(6.5)	(6.7)
Stock based compensation	0.3	0.3
Uncertain tax positions and interest	1.4	1.3
Base erosion anti-abuse tax	—	0.3
Foreign derived intangible income benefit	(1.5)	(1.7)
Certain tax adjustments	1.1	6.2
U.S. tax on foreign earnings	1.5	3.5
Other, net	0.4	1.2
Effective tax rate	16.6%	23.4%
Worldwide income tax payments, net of tax refunds, are as follows:

Fiscal Year
(in millions)	2026
Ireland	$99
Foreign
United States	974
Switzerland	320
Israel	119
Other foreign	430
Total income taxes paid	$1,942

	Fiscal Year
	2025	2024
Total income taxes paid	$1,819	$1,622
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The provisions of the Act, including immediate expensing of qualifying research and development costs, that were effective for fiscal year 2026 did not materially impact the Company's fiscal year 2026 effective tax rate. The Company does not expect the provisions of the Act to materially impact fiscal years 2027 and beyond.
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
During fiscal year 2026, the cost from certain tax adjustments of $260 million, recognized in income tax provision in the consolidated statements of income included the following:

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

•A net cost of $150 million associated with the intercompany sale of intellectual property and the establishment of a deferred tax asset.
•A net cost of $70 million associated with the separation of the Diabetes Business.
•A cost of $66 million associated with the amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
•A benefit of $51 million related to a change in estimate of accrued interest on uncertain tax positions.
•A cost of $25 million primarily related to the write off of certain deferred tax assets on previous transactions.
During fiscal year 2025, the net cost from certain tax adjustments of $62 million, recognized in income tax provision in the consolidated statements of income, relates to amortization of the previously established deferred tax assets from intercompany intellectual property transactions.
During fiscal year 2024, the net benefit from certain tax adjustments of $299 million, recognized in income tax provision in the consolidated statements of income, included the following:
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
Currently, the Company’s operations in Puerto Rico, Singapore, Dominican Republic, Costa Rica, and China have various tax holidays and tax incentive grants. The tax reductions, inclusive of Pillar Two global minimum tax impacts, as compared to the local statutory rate favorably impacted earnings by $214 million, $294 million, and $229 million in fiscal years 2026, 2025, and 2024, respectively, and diluted earnings per share by $0.17, $0.23, and $0.17, in fiscal years 2026, 2025, and 2024, respectively. The tax holidays are conditional upon the Company meeting certain thresholds required under statutory law. The tax incentive grants, unless extended, will expire between fiscal years 2027 and 2049. The tax incentive grants which expired during fiscal year 2026 did not have a material impact on the Company's consolidated financial statements.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company had $3.0 billion, $2.9 billion, and $2.8 billion of gross unrecognized tax benefits at April 24, 2026, April 25, 2025, and April 26, 2024, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2026, 2025, and 2024 is as follows:

	Fiscal Year
(in millions)	2026	2025	2024
Gross unrecognized tax benefits at beginning of fiscal year	$2,902	$2,824	$2,682
Gross increases:
Prior year tax positions	81	13	121
Current year tax positions	101	93	85
Gross decreases:
Prior year tax positions	(10)	(8)	(2)
Settlements	(105)	(5)	(55)
Statute of limitation lapses	(17)	(15)	(7)
Gross unrecognized tax benefits at end of fiscal year	2,951	2,902	2,824
Cash advance paid to taxing authorities	(934)	(934)	(934)
Gross unrecognized tax benefits at end of fiscal year, net of cash advance	$2,017	$1,968	$1,890
If all of the Company’s unrecognized tax benefits at April 24, 2026, April 25, 2025, and April 26, 2024 were recognized, $2.7 billion would impact the Company’s effective tax rate, respectively for each of the three years. Although the Company believes that it has adequately reserved for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded gross unrecognized tax benefits, net of cash advance, of $2.0 billion as a noncurrent liability.
The Company recognizes interest and penalties related to income tax matters in income tax provision in the consolidated statements of income and records the liability in the current or noncurrent accrued income taxes in the consolidated balance sheets, as appropriate. During fiscal year 2026, the Company recognized a decrease in gross interest expense of $57 million in income tax provision in the consolidated statements of income. During fiscal years 2025 and 2024, the Company recognized gross interest expense of $55 million, and $134 million, respectively, in income tax provision in the consolidated statements of income. The Company had interest and penalties net receivable of $22 million at April 24, 2026. The Company had $74 million of accrued gross interest and penalties at April 25, 2025.
The Company reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these material unresolved matters, or positions taken by the IRS or other tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and that it has meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.
The major tax jurisdictions where the Company conducts business which remain subject to examination are Ireland for years 2022 forward, United States for 2005 forward and various other jurisdictions that are open for examination 2010 forward. See Note 18 for additional information regarding the status of current tax audits and proceedings.

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
The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2026	2025	2024
Numerator:
Net income attributable to ordinary shareholders	$4,801	$4,662	$3,676
Denominator:
Basic – weighted average shares outstanding	1,281.8	1,285.6	1,327.7
Effect of dilutive securities:
Employee stock options	0.7	0.5	0.7
Employee restricted stock units	2.9	2.2	1.4
Employee performance share units	2.7	1.5	0.4
Diluted – weighted average shares outstanding	1,288.1	1,289.9	1,330.2

Basic earnings per share	$3.75	$3.63	$2.77
Diluted earnings per share	$3.73	$3.61	$2.76
The calculation of weighted average diluted shares outstanding excludes stock options, restricted stock units, and performance share units of approximately 17 million, 26 million, and 28 million ordinary shares in fiscal years 2026, 2025, and 2024, respectively because their effect would have been anti-dilutive on the Company’s earnings per share.
15. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net expense related to these plans was $469 million, $466 million, and $451 million in fiscal years 2026, 2025, and 2024, respectively.
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
At April 24, 2026 and April 25, 2025, the funded status of the Company’s benefit plans was $724 million overfunded and $440 million overfunded, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Defined Benefit Pension Plans The change in benefit obligation and funded status of the Company’s U.S. and Non-U.S. pension benefits are as follows:

	U.S. Pension Benefits(1)		Non-U.S. Pension Benefits
	Fiscal Year		Fiscal Year
(in millions)	2026	2025	2026	2025
Accumulated benefit obligation at end of year:	$3,302	$3,235	$1,677	$1,685
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,269	$3,194	$1,797	$1,604
Service cost	50	52	49	43
Interest cost	167	174	54	52
Employee contributions	—	—	11	10
Plan curtailments, settlements, and amendments	—	—	(52)	(2)
Actuarial loss (gain)(2)	24	22	(22)	21
Benefits paid	(186)	(173)	(41)	(59)
Currency exchange rate changes and other	—	—	5	129
Projected benefit obligation at end of year	$3,324	$3,269	$1,801	$1,797
Change in plan assets:
Fair value of plan assets at beginning of year	$3,610	$3,551	$1,823	$1,659
Actual return on plan assets	483	200	11	34
Employer contributions	30	31	48	45
Employee contributions	—	—	11	10
Plan settlements	—	—	(46)	(2)
Benefits paid	(186)	(173)	(41)	(59)
Currency exchange rate changes and other	—	—	15	138
Fair value of plan assets at end of year	$3,937	$3,610	$1,821	$1,823
Funded status at end of year:
Fair value of plan assets	$3,937	$3,610	$1,821	$1,823
Benefit obligations	3,324	3,269	1,801	1,797
Over funded status of the plans	613	341	20	27
Recognized asset	$613	$341	$20	$27
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$847	$591	$318	$322
Current liabilities	(29)	(29)	(8)	(7)
Non-current liabilities	(205)	(221)	(290)	(289)
Recognized asset	$613	$341	$20	$27
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$(12)	$(14)	$(2)	$(3)
Net actuarial loss	381	602	240	230
Ending balance	$369	$588	$238	$226
(1)In April 2020, the Company announced the freezing of the U.S. pension benefits beginning Plan year 2028. Employees will continue to earn benefits as required by the Medtronic Retirement Plan until April 30, 2027, after which date benefits will no longer be earned and employees will earn benefits through the Defined Contribution Savings Plans.
(2)Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). The actuarial gains and losses were primarily driven by increases and decreases in discount rates, respectively.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded at April 24, 2026 and April 25, 2025. U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2026	2025
Accumulated benefit obligation	$793	$813
Projected benefit obligation	829	849
Plan assets at fair value	340	347
U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2026	2025
Projected benefit obligation	$1,472	$1,470
Plan assets at fair value	940	924
Components of net periodic benefit cost other than the service component are recognized in other non-operating expense (income), net in the consolidated statements of income. The below table includes the components of net periodic benefit cost of the plans and other changes in plan assets and projected benefit obligations recognized in other comprehensive income (loss) for fiscal years 2026, 2025 and 2024:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
(in millions)	2026	2025	2024	2026	2025	2024
Service cost	$50	$52	$61	$49	$43	$42
Interest cost	167	174	162	54	52	53
Expected return on plan assets	(256)	(264)	(261)	(79)	(68)	(72)
Amortization of prior service cost	(2)	(2)	(2)	—	—	(1)
Amortization and settlement recognition of actuarial (gain) loss	18	16	18	15	1	(4)
Net periodic benefit (credit) cost	$(23)	$(24)	$(22)	$38	$28	$18
Net actuarial (gain) loss	(204)	85	(339)	39	54	86
Prior service cost	—	—	—	1	—	(1)
Amortization of prior service cost	2	2	2	—	—	1
Amortization and settlement recognition of actuarial (gain) loss	(18)	(16)	(18)	(15)	1	3
Effect of exchange rates	—	—	—	10	16	(3)
Total recognized in other comprehensive (income) loss	(219)	71	(355)	36	69	85
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(242)	$47	$(378)	$75	$97	$103

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Fiscal Year			Fiscal Year
	2026	2025	2024	2026	2025	2024
Critical assumptions – projected benefit obligation:
Discount rate	5.16% - 5.82%	5.24% - 5.76%	5.54% - 5.75%	1.14% - 28.60%	1.21% - 24.40%	1.40% - 26.40%
Rate of compensation increase	3.90%	3.90%	3.90%	2.93%	2.89%	2.85%
Critical assumptions – net periodic benefit cost:
Discount rate – benefit obligation	5.24% - 5.76%	5.54% - 5.75%	4.73% - 4.99%	1.21% - 24.40%	1.40% - 26.40%	1.30% - 10.70%
Discount rate – service cost	5.25% - 5.87%	5.53% - 5.82%	4.68% - 5.07%	1.22% - 24.40%	1.40% - 26.40%	1.30% - 10.70%
Discount rate – interest cost	4.95% - 5.37%	5.51% - 5.63%	4.73% - 4.90%	1.08% - 24.40%	1.40% - 26.40%	1.30% - 10.70%
Expected return on plan assets	5.90% - 7.60%	6.40% - 8.10%	6.40% - 8.10%	3.99%	3.80%	4.07%
Rate of compensation increase	3.90%	3.90%	3.90%	2.89%	2.85%	2.75%
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
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country. The weighted average target asset allocations at April 24, 2026 for the plans are 42% equity securities, 35% debt securities, and 23% other.
The plans did not hold any investments in the Company’s ordinary shares at April 24, 2026 or April 25, 2025.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. plans target asset allocations at April 24, 2026, compared to the U.S. plans actual asset allocations at April 24, 2026 and April 25, 2025 by asset category, are as follows:

U.S. Plans	Target Allocation	Actual Allocation
	April 24, 2026	April 24, 2026	April 25, 2025
Asset Category:
Equity securities	34%	43%	39%
Debt securities	51	34	40
Other	15	23	21
Total	100%	100%	100%
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

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. Certain investments for which the fair value is measured using the net asset value per share (or its equivalent) practical expedient are not presented within the fair value hierarchy. The fair value amounts presented for these investments are intended to permit reconciliation to the total fair value of plan assets at April 24, 2026 and April 25, 2025.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 24, 2026	Level 1	Level 2	Level 3
Short-term investments	$117	$117	$—	$—	$—
Mutual funds	72	72	—	—	—
Equity commingled trusts	1,237	—	—	—	1,237
Fixed income commingled trusts	1,250	—	—	—	1,250
Partnership units	1,261	—	—	—	1,261
	$3,937	$189	$—	$—	$3,748

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 25, 2025	Level 1	Level 2	Level 3
Short-term investments	$70	$70	$—	$—	$—
Mutual funds	92	92	—	—	—
Equity commingled trusts	1,011	—	—	—	1,011
Fixed income commingled trusts	1,296	—	—	—	1,296
Partnership units	1,142	—	—	—	1,142
	$3,610	$162	$—	$—	$3,448

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 24, 2026	Level 1	Level 2	Level 3
Registered investment companies	$1,769	$—	$—	$—	$1,769
Insurance contracts	52	—	—	52	—
	$1,821	$—	$—	$52	$1,769

	Fair Value at	Fair Value Measurements Using Inputs Considered as			Investments Measured at Net Asset Value
(in millions)	April 25, 2025	Level 1	Level 2	Level 3
Registered investment companies	$1,775	$—	$—	$—	$1,775
Insurance contracts	48	—	—	48	—
	$1,823	$—	$—	$48	$1,775
Non-U.S. pension benefit assets that are valued using significant unobservable inputs (Level 3) was $52 million and $48 million as of April 24, 2026 and April 25, 2025, respectively.

The Company reviews the fair value hierarchy classification on an annual basis. There were no transfers into or out of Level 3 for both the U.S. and non-U.S. pension plans during fiscal years 2026 and 2025.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2026, the Company made discretionary contributions of approximately $30 million to the U.S. defined benefit plans. Internationally, the Company contributed approximately $48 million for pension benefits during fiscal year 2026. The Company anticipates that it will make contributions of $29 million and $55 million to its U.S. pension benefit plans and non-U.S. pension benefit plans, respectively, in fiscal year 2027. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2027 contributions will be discretionary. The Company believes that pension assets, returns on invested pension assets, and Company contributions will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	Gross Payments
Fiscal Year	U.S. Pension Benefits	Non-U.S. Pension Benefits
2027	$202	$81
2028	213	74
2029	221	80
2030	230	84
2031	237	88
2032 – 2036	1,222	517
Post-retirement Benefit Plans The net periodic benefit cost associated with the Company’s post-retirement benefit plans was income of $16 million in each of fiscal years 2026, 2025, and 2024. The Company’s projected benefit obligation for all post-retirement benefit plans was $230 million and $231 million at April 24, 2026 and April 25, 2025, respectively. The Company’s fair value of plan assets for all post-retirement benefit plans was $321 million and $303 million at April 24, 2026 and April 25, 2025, respectively. The post-retirement benefit plan assets at both April 24, 2026 and April 25, 2025 primarily comprised of equity and fixed commingled trusts, consistent with the U.S. retirement benefit plan assets outlined in the fair value leveling tables above.
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance. Expense recognized under these plans was $470 million, $478 million, and $471 million in fiscal years 2026, 2025, and 2024, respectively.
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
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Variable lease payments for fiscal years 2026, 2025, and 2024 were not material.
The Company's lease agreements include leases accounted for as operating leases and those accounted for as finance leases. The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Company's finance leases were not material to the consolidated financial statements at April 24, 2026 or April 25, 2025 or for fiscal years 2026, 2025 and 2024. Finance lease right-of-use

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

assets are included in property, plant, and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets.
The following table summarizes the balance sheet classification of the Company's operating leases and amounts of the right-of-use assets and lease liabilities at April 24, 2026 and April 25, 2025:

(in millions)	Balance Sheet Classification	April 24, 2026	April 25, 2025
Right-of-use assets	Other assets	$1,197	$1,100
Current liability	Other accrued expenses	198	192
Non-current liability	Other liabilities	989	918
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 24, 2026 and April 25, 2025:

	April 24, 2026	April 25, 2025
Weighted-average remaining lease term	8.9 Years	8.7 Years
Weighted-average discount rate	4.0%	4.0%
The following table summarizes the components of total operating lease cost for fiscal years 2026, 2025, and 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Operating lease cost	$251	$232	$232
Short-term lease cost	52	66	41
Total operating lease cost	$303	$298	$273
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal years 2026, 2025, and 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$270	$233	$232
Right-of-use assets obtained in exchange for operating lease liabilities	290	281	220
The following table summarizes the maturities of the Company's operating leases at April 24, 2026:

(in millions) Fiscal Year	Operating Leases
2027	$223
2028	196
2029	160
2030	133
2031	111
Thereafter	552
Total expected lease payments	1,376
Less: Imputed interest	(188)
Total lease liability	$1,188
The Company makes certain products available to customers under lease arrangements, including arrangements whereby equipment is placed with customers who then purchase consumable products to accompany the use of the equipment. Income arising from arrangements where the Company is the lessor is recognized within net sales in the consolidated statements of income and the Company's net investments in sales-type leases are included in other current assets and other assets in the consolidated balance sheets. Lessor income for fiscal years

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

2026, 2025, and 2024 and the related assets and lease maturities at April 24, 2026 and April 25, 2025 were not material to the consolidated financial statements.
17. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCL), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss) Income
April 28, 2023	$(258)	$(2,839)	$245	$(741)	$93	$(3,499)
Other comprehensive income (loss) before reclassifications	29	(846)	633	205	438	457
Reclassifications	17	—	—	7	(302)	(278)
Other comprehensive income (loss)	46	(846)	633	212	136	180
April 26, 2024	$(212)	$(3,686)	$878	$(529)	$229	$(3,318)
Other comprehensive income (loss) before reclassifications	135	851	(1,474)	(116)	(204)	(808)
Reclassifications	14	—	—	5	(177)	(158)
Other comprehensive income (loss)	149	851	(1,474)	(110)	(381)	(966)
April 25, 2025	$(63)	$(2,835)	$(597)	$(640)	$(149)	$(4,284)
Other comprehensive income (loss) before reclassifications	48	389	(427)	133	(37)	105
Reclassifications	—	—	—	10	68	78
Other comprehensive income (loss)	48	389	(427)	143	31	183
April 24, 2026	$(15)	$(2,447)	$(1,024)	$(498)	$(116)	$(4,101)
The income tax on gains and losses on investment securities in other comprehensive income before reclassifications during fiscal years 2026, 2025, and 2024 was an expense of $8 million, $25 million, and $4 million, respectively. During fiscal year 2026, the income taxes on realized gains and losses on investment securities reclassified from AOCL were not material. During fiscal years 2025 and 2024, realized gains and losses on investment securities reclassified from AOCL were reduced by income taxes of $3 million and $5 million, respectively. When realized, gains and losses on investment securities reclassified from AOCL are recognized within other non-operating expense (income), net. Refer to Note 5 for additional information.
During fiscal years 2026, 2025, and 2024, the income tax on cumulative translation adjustment was an expense of $1 million, $4 million, and $3 million, respectively.
During fiscal years 2026 and 2025, the income tax on net investment hedges was a benefit of $25 million and $47 million, respectively. During fiscal year 2024, there was no tax impact on net investment hedges. Refer to Note 7 for additional information.
The net change in retirement obligations in other comprehensive income includes amortization of net actuarial losses included in net periodic benefit cost. The income tax on the net change in retirement obligations in other comprehensive income before reclassifications during fiscal years 2026, 2025, and 2024 resulted in an expense of $52 million, a benefit of $32 million, and an expense of $79 million, respectively. During fiscal years 2026, 2025, and 2024, the gains and losses on defined benefit and pension items reclassified from AOCL were reduced by income taxes of $2 million, $3 million, and $2 million, respectively. When realized, net gains and losses on defined benefit and pension items reclassified from AOCL are recognized within other non-operating expense (income), net. Refer to Note 15 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income before reclassifications during fiscal years 2026, 2025, and 2024 was an expense of $43 million, a benefit of $33 million, and an expense of $103 million, respectively. Amounts reclassified from AOCL related to cash flow hedges included income taxes of $16 million, $52 million, and $66 million for fiscal years 2026, 2025, and 2024, respectively. When realized, gains and losses on currency exchange rate contracts reclassified from AOCL are recognized within other operating expense (income), net or cost of products sold. Refer to Note 7 for additional information.

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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of income. During fiscal years 2026, 2025, and 2024, the Company recognized $113 million, $317 million, and $149 million of certain litigation charges, net, respectively. At April 24, 2026 and April 25, 2025, accrued litigation was approximately $0.2 billion and $0.4 billion, respectively. The ultimate cost to the Company with respect to this litigation is difficult to predict, and the cost of any litigation, including litigation subject to accruals, could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses and other liabilities on the consolidated balance sheets.
Intellectual Property Matters
Colibri
The Company was a defendant in patent litigation brought by Colibri Heart Valve LLC (Colibri) in the U.S. District Court for the Central District of California. Colibri alleged infringement of one patent by the Company’s Evolut family of transcatheter aortic valve replacement devices. The patent asserted by Colibri has expired. On February 8, 2023, a jury returned a verdict against the Company for approximately $106 million. In July 2023, the Company filed its appeal with the U.S. Court of Appeals for the Federal Circuit. On July 18, 2025, the U.S. Court of Appeals for the Federal Circuit ruled in favor of the Company and reversed the lower court, vacating the jury verdict and ruling that Medtronic did not infringe the Colibri patent. All additional appellate avenues have now closed, and the case will be closed in due course. This decision eliminates our potential liability in this matter.
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of June 10, 2026, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 10,350 individual plaintiffs, and certain plaintiffs’

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

law firms have advised the Company that they may file additional cases in the future. Approximately 7,450 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 2,400 actions coordinated in a federal Multidistrict Litigation in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The Company recognized certain litigation charges in fiscal year 2026 in connection with certain of these matters, and the Company's accrued expenses for these matters are included within accrued litigation as of April 24, 2026 as discussed above.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury, including deaths, from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of June 8, 2026, there are fifteen lawsuits filed on behalf of 55 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of several thousand additional claimants. Most of the filed suits are coordinated in California state court. These lawsuits relate to products made by MiniMed. While the Company is a named defendant in these suits, as a result of the the IPO, MiniMed will be responsible for any financial liabilities resulting therefrom. The Company recognized certain litigation charges in fiscal year 2026 in connection with certain of these matters, and the Company's accrued expenses for these matters are included within accrued litigation as of April 24, 2026 as discussed above.
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
A jury trial was held in the U.S. District Court for the Central District of California from January 20, 2026 to February 4, 2026. On February 5, 2026, the jury returned a verdict in favor of Applied, awarding Applied $382 million in damages, which will be automatically trebled by the court. In addition, we expect that Applied will seek attorneys’ fees and reasonable costs, an estimate of which is not available at this time. We expect that Applied will also seek injunctive relief from the court. The Company believes that the jury’s decision and amounts awarded are inconsistent with the law and evidence at trial. The Company has strong arguments to challenge the verdict, and if necessary, appeal with the appropriate appellate courts. The Company has filed its post-trial motion, and it is under consideration with the court. We expect that Applied will file its own post-trial motion. The Company plans to post surety bonds in the amount directed by the court once final judgment has been entered.
In assessing whether the Company should record an expense related to the jury verdict, we considered various factors, including the legal and factual circumstances of the case, the planned post-trial proceedings, applicable law, and the likelihood that the jury’s award will be upheld after post-trial briefing and potentially on appeal. In light of the remaining post-trial motions and appeal, the ultimate result of this litigation remains uncertain. It is reasonably possible that as a result of a final court judgment or an appeal that none, some, or all of the jury’s verdict and other relief sought might ultimately be awarded, and an estimate of the ultimate loss or range of losses is not possible at this time. Accordingly, as a result of this review, we have determined, in accordance with applicable accounting principles, a loss or range of losses that we may incur is not probable at this time and have therefore not recorded a liability for this matter.
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
In July 2024, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. Therefore, the Company increased its liability pertaining to certain prior years since 2015 by $90 million during fiscal year 2025, as a reduction to net sales in the consolidated statements of income.
In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. The decree was formalized into law in August 2025. As a result, the Company decreased its liability pertaining to these years by $39 million during fiscal year 2026, as an increase to net sales in the consolidated statements of income. Discussions are ongoing between the Italian government and industry groups related to the applicability of this legislation for years 2019 and beyond, as such, it is possible that the amount of the Company’s liability could materially differ from the amount currently accrued.
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
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The Tax Court reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

between the parties for fiscal years 2005 and 2006 whereby it generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit regarding the Tax Court opinion. The U.S. Court of Appeals issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings. The Tax Court issued its second opinion in August 2022, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. In September 2025, the Appellate Court remanded the case back to the Tax Court for additional proceedings. The matter is currently before the Tax Court, but the parties have requested that the court stay proceedings to permit the parties to discuss the potential for a resolution of the matter. In the absence of any such resolution, we expect the proceedings to resume in the Tax Court.
The IRS had previously issued its audit reports on Medtronic, Inc. for fiscal years 2007 through 2016. Medtronic, Inc. and the IRS have reached agreement on all significant issues for fiscal years 2007 through 2016 except for the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico for the businesses that are the subject of the U.S. Tax Court matter.
In April 2026, the IRS issued a preliminary audit report on Medtronic Group Holding, Inc. for fiscal years 2017 to 2019 that effectively settled some, but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic’s U.S. entities and its affiliated entity operating in Puerto Rico, the interest rates on intercompany debt, and the calculation of foreign tax credits. The Company disagrees with the IRS and will attempt to resolve these matters at the IRS Appellate level.
Medtronic Group Holding, Inc.’s fiscal years 2020 through 2023 U.S. federal income tax returns are currently being audited by the IRS.
Covidien LP (a wholly owned subsidiary of Medtronic plc) has either reached agreement with the IRS or the statute of limitations has lapsed on its U.S. federal income tax returns through fiscal year 2022. Covidien LP’s fiscal year 2023 federal income tax return is currently being audited by the IRS.
Although it is not possible to predict the outcome for most of the income tax matters discussed above, the Company believes it has adequately reserved for liabilities resulting from tax assessments by taxing authorities. However, it is possible that charges associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
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
We also enter into standby letters of credit agreements, bank guarantees, and surety bonds with financial institutions to support various performance and other obligations, as well as ongoing tax matters. As of April 24, 2026, the aggregated amount outstanding under these instruments was approximately $1.3 billion.
The Company believes the ultimate resolution of the above guarantees is not expected to have a material effect on the Company’s consolidated earnings, financial position, and/or cash flows.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

19. Segment and Geographic Information
The Company had changes to its reportable segments during the fourth quarter of fiscal year 2026. Although the Diabetes Business did not historically meet the quantitative thresholds to be considered a reportable segment, the Company has historically presented the Diabetes Business as a reportable segment because management deemed the information useful to investors. As a result of the MiniMed IPO, management no longer believes segment information about the Diabetes Business is useful to investors given the temporary nature of ownership as the Company has stated its intent to divest its remaining interest in MiniMed within the next fiscal year and the lack of strategic significance to ongoing operations. The Diabetes Business operating segment results are aggregated with the Other operating segment within the reconciliations below. Prior period information has been recast to conform to the current presentation.
As of April 24, 2026, the Company has three reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, and Medical Surgical Portfolio. The chief operating decision maker (CODM) is our Chief Executive Officer (CEO) and has chosen to organize the entity based upon therapy solutions provided by each segment. The three reportable segments are strategic businesses that are managed separately, as each one develops and manufactures products and provides services oriented toward targeted therapy solutions.
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
Segment operating profit excludes interest income and expense, amortization of intangible assets, currency impact of remeasurement and hedging recorded in other operating expense (income), net, non-operating income or expense items, and other items not allocated to the segments. During the first quarter of fiscal year 2026, the segment operating profit utilized by the CODM to evaluate segment performance and allocate resources changed to include allocations of certain corporate expenses, stock-based compensation, and centralized distribution expenses. For the fiscal years 2025 and 2024, segment operating profit and the Diabetes Business within the other operating segments profit below includes allocations of $3.9 billion and $3.8 billion, respectively, of corporate, stock-based compensation and centralized distribution expenses that were previously excluded from segment operating profit. Prior period information has been recast to conform to the current presentation.
The accounting policies of the segments are the same as those described in Note 1. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment. The CODM is not regularly provided with expenditures for additions to long-lived assets.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Segment Operating Profit

	Fiscal Year 2026
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Total
Net sales	$13,976	$10,287	$8,815	$33,079
Reconciliation of revenues
Other operating segments net sales(1)				3,247
Other adjustments(2)				39
Total consolidated net sales				$36,364

Less:
Cost of products sold, excluding amortization of intangible assets	4,695	3,151	3,476	11,323
Research and development expense	1,136	616	686	2,438
Selling, general, and administrative expense	4,519	3,421	2,511	10,451
Other segment items(3)	(46)	36	14	4
Reportable segment operating profit	$3,672	$3,062	$2,128	$8,862
Reconciliation of segment profit / (loss)
Other operating segments profit(1)				106
Currency and other				(112)
Interest expense, net				(715)
Other non-operating expense (income), net				384
Amortization of intangible assets				(1,772)
Restructuring and associated costs				(370)
Acquisition and divestiture-related items				(173)
Certain litigation charges, net				(113)
Other adjustments				39
Income before income taxes				$6,136

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Total
Net sales	$12,481	$9,846	$8,407	$30,734
Reconciliation of revenues
Other operating segment net sales(1)				2,892
Other adjustments(2)				(90)
Total consolidated net sales				$33,537

Less:
Cost of products sold, excluding amortization of intangible assets	4,136	2,896	3,255	10,287
Research and development expense	1,020	612	665	2,298
Selling, general, and administrative expense	4,021	3,275	2,398	9,695
Other segment items(3)	(41)	31	18	8
Reportable segment operating profit	$3,344	$3,031	$2,071	$8,447
Reconciliation of segment profit / (loss)
Other operating segments profit(1)				214
Currency and other				(14)
Interest expense, net				(729)
Other non-operating expense (income), net				402
Amortization of intangible assets				(1,807)
Restructuring and associated costs				(303)
Acquisition and divestiture-related items				(124)
Certain litigation charges, net				(317)
Medical device regulations				(52)
Other adjustments(2)				(90)
Income before income taxes				$5,628

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2024
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Total
Net sales	$11,831	$9,406	$8,417	$29,654
Reconciliation of revenues
Other operating segment net sales(1)				2,710
Total consolidated net sales				$32,364

Less:
Cost of products sold, excluding amortization of intangible assets	3,890	2,761	3,168	9,819
Research and development expense	991	624	646	2,261
Selling, general, and administrative expense	3,901	3,169	2,400	9,470
Other segment items(3)	(28)	30	9	11
Reportable segment operating profit	$3,078	$2,822	$2,193	$8,093
Reconciliation of segment profit / (loss)
Other operating segments profit(1)				96
Currency and other				81
Interest expense, net				(719)
Other non-operating expense (income), net				412
Amortization of intangible assets				(1,693)
Restructuring and associated costs				(389)
Acquisition and divestiture-related items				(777)
Certain litigation charges, net				(149)
Medical device regulations				(119)
Income before income taxes				$4,837
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited, divested, or intends to separate, including the Diabetes Business.
(2)Includes adjustments to the Company's Italian payback accruals resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025 for certain prior years since 2015.
(3)Other segment items for each reportable segment primarily includes royalty expense. The Cardiovascular segment also includes income from funded research and development arrangements.
Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
(in millions)	April 24, 2026	April 25, 2025	2026	2025	2024
Cardiovascular	$17,553	$16,548	$253	$225	$199
Neuroscience	18,514	18,476	320	282	252
Medical Surgical	32,535	33,317	225	205	194
Total reportable segments	68,602	68,340	798	711	645
Other operating segments (1)	4,827	4,433	127	113	94
Corporate	19,598	18,906	261	229	215
Total	$93,028	$91,680	$1,186	$1,054	$954
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited, divested, or intends to separate, including the Diabetes Business.

Medtronic plc
Notes to Consolidated Financial Statements (Continued)

Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. Geographic property, plant, and equipment are attributed to the country based on the physical location of the assets.
The following table presents net sales for fiscal years 2026, 2025, and 2024, and property, plant, and equipment, net at April 24, 2026 and April 25, 2025 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Net sales			Property, plant, and equipment, net
(in millions)	2026	2025	2024	April 24, 2026	April 25, 2025
Ireland	$143	$116	$113	$338	$291

United States	18,103	17,171	16,562	5,455	5,133
Rest of world	18,118	16,250	15,689	1,623	1,414
Total other countries, excluding Ireland	36,221	33,421	32,251	7,078	6,547
Total	$36,364	$33,537	$32,364	$7,417	$6,837
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2026, 2025, or 2024.
20. MiniMed Separation
On March 9, 2026, MiniMed completed an initial public offering of 28,000,000 shares of its common stock, par value $0.01 per share (MiniMed Common Stock), at an initial public offering price of $20.00 per share for net proceeds of $538 million. MiniMed shares began trading on the Nasdaq Global Select Market (Nasdaq) under the symbol "MMED."
As of the closing of the IPO, Medtronic owns 252,813,348 shares of MiniMed Common Stock, or approximately 90.03% of the total outstanding shares of MiniMed Common Stock. Due to the Company retaining a controlling financial interest, the consolidated financial statements reflect the financial results of MiniMed. As of March 9, 2026, the non-controlling interest associated with MiniMed was $381 million. The difference between the net proceeds from the IPO and the non-controlling interest balance is recognized in additional paid-in capital on the consolidated balance sheets.
Medtronic and MiniMed have entered into various definitive agreements that, among other things, set forth the terms and conditions of the separation, the most significant of which includes a Transition Services Agreement (“TSA”). The TSA specifies the services to be provided by Medtronic to MiniMed for a period generally not expected to exceed 24 months following the completion of the IPO. The services are intended to facilitate an orderly transition of the Diabetes Business to operate as an independent public company.
The Company plans to complete the separation of its Diabetes Business within the next fiscal year.
21. Subsequent Events
Subsequent to year-end, on May 20, 2026, the Company announced its intent to acquire all outstanding equity of SPR Therapeutics, Inc., a privately held medical technology company. The acquisition enhances the Neuromodulation division within the Neuroscience portfolio with temporary peripheral nerve stimulation (PNS) technology, enabling earlier intervention for chronic pain sufferers. We expect consideration for the business to be approximately $650 million subject to customary closing adjustments. The acquisition is expected to close in the first half of fiscal year 2027, subject to regulatory approvals and satisfaction of other closing conditions.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 24, 2026. The effectiveness of the Company's internal control over financial reporting as of April 24, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 24, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the three months ended April 24, 2026, certain of our officers adopted “Rule 10b5-1 trading arrangements,” intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act as follows.
On February 19, 2026, Michael Marinaro, Executive Vice President and President Medical Surgical Portfolio, Americas, and Global Commercial Operations, adopted a Rule 10b5-1 trading plan. Subsequently, on March 17, 2026, Mr. Marinaro amended the trading plan's starting and termination date and to provide a limit price for sales subject to the plan. The trading plan provides for the sale of up to 10,420 shares of the Company’s common stock starting as early as June 15, 2026, prior to the plan's December 15, 2026, termination date.
On February 27, 2026, Matthew Walter, Senior Vice President, Human Resources, IT, and Global Communications & Corporate Marketing, adopted a Rule 10b5-1 trading plan. Subsequently, on April 7, 2026, Mr. Walter amended the trading plan's starting and termination date. The trading plan provides for the sale of up to 3,102 shares of the Company’s common stock starting as early as July 8, 2026, prior to the plan's July 10, 2026, termination date.
Exchange Act Section 3(r) Disclosure
As reported in our Quarterly Reports on Form 10-Q for the first and second quarters, and during the fourth quarter, of fiscal year 2026, Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first, second and fourth quarters of fiscal year 2026, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first, second, and fourth quarters of fiscal year 2026, in the normal course of business and consistent with the OFAC authorizations as in effect at the time, Medtronic Russia filed a total of eleven notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. This activity did not directly result in any revenues or profits for Medtronic. Medtronic did not engage in these activities during the third quarter of fiscal year 2026. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the Company's 2026 definitive proxy statement, which will be filed no later than 120 days after April 24, 2026.
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees” and “Corporate Governance — Committees of the Board and Meetings” in the Company's Proxy Statement for our 2026 Annual General Meeting of Shareholders, which will be filed no later than 120 days after April 24, 2026, are incorporated herein by reference.
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
Geoffrey S. Martha, 56 - Chairman of the Board of Directors and Chief Executive Officer
Mr. Martha became Chairman of the Board of Directors in December 2020 subsequent to his appointment as Chief Executive Officer in April 2020 and a Director in November 2019. He served as President from November 2019 through April 2020. Previously, Mr. Martha was Executive Vice President and President, Restorative Therapies Group from 2015 to 2019, and Senior Vice President of Strategy and Business Development upon joining Medtronic in 2011 until 2015. Prior thereto, he served in various leadership positions of increasing responsibility at GE Healthcare and GE Capital.
Skip Kiil, 52 - Executive Vice President and President, Cardiovascular Portfolio
Mr. Kiil has been Executive Vice President and President of Medtronic's Cardiovascular Portfolio since May 2025. Prior to that role, he was Senior Vice President and President of the Cranial & Spinal Technologies operating unit since joining Medtronic in 2022. Previously, Mr. Kiil served as President of Global Orthopaedics at Smith & Nephew from 2018 to 2021 and Executive Vice President and President of Global Commercial Operations at NuVasive from 2017 to 2018. Prior thereto, he served in various leadership positions of increasing responsibility at Stryker and Novartis.
Michael Marinaro, 55 - Executive Vice President and President, Medical Surgical Portfolio, Americas, and Global Commercial Operations
Mr. Marinaro, has been Executive Vice President and President of Medtronic’s Medical Surgical Portfolio, Americas and Global Commercial Operations since February 2024. He became Executive Vice President in January 2023, and he served as President of the Surgical Operating Unit from February 2023 to February 2024. Mr. Marinaro previously served as Senior Vice President and President of Surgical Robotics and, prior thereto, as President of the Cardiac Rhythm Management operating unit. Mr. Marinaro joined Medtronic in 2000 and has led numerous businesses across the Company during that time.
Thierry Piéton, 56 - Executive Vice President and Chief Financial Officer
Mr. Piéton has been Executive Vice President and Chief Financial Officer of Medtronic since March 2025. Previously, he served as Chief Financial Officer of Renault Group (Paris) from March 2022 to February 2025, and he was Senior Vice President, Deputy Chief Financial Officer and Group Controller, Renault Group and Chief Financial Officer, Renault Brand (Paris) from June 2016 to February 2022. Prior thereto, he was Senior Vice President Administration and Finance Europe, Nissan Motor Co, Ltd (Switzerland) from 2014 to 2016, and Chief Financial Officer of Energy Management/Power Conversion, General Electric (Paris) from 2011 to 2014. He served as Chief Financial Officer, GE Oil and Gas Global Services (Florence, Italy) from 2007 to 2011.
Michelle Quinn, 58 - Executive Vice President, General Counsel and Secretary
Ms. Quinn has been Executive Vice President, General Counsel and Secretary of Medtronic since joining Medtronic in July 2025. Previously, she served as Executive Vice President and General Counsel of Becton, Dickinson and Company from April 2023 to July 2025, where she was Senior Vice President, Deputy General Counsel and Chief Ethics and Compliance Officer from February 2022 to April 2023; Senior Vice President, Chief Ethics & Compliance Officer, Chief Regulatory Counsel from May 2019 to January 2023; and Senior Vice President, Chief Compliance Officer from February 2019 to May 2019. Prior thereto, Ms. Quinn held several leadership positions at Sandoz Inc., a division of Novartis, from 2015 to 2019 and served as Vice President, Associate General Counsel at Catalent Pharma Solutions from 2010 to 2015.

Kweli Thompson, M.D., 52 - Executive Vice President and President, Neuroscience Portfolio
Dr. Thompson has been Executive Vice President and President of Medtronic’s Neuroscience Portfolio since June 2026. He previously served as Senior Vice President and Operating Unit President, Cardiac Rhythm Management since 2022. Prior thereto, he was Vice President/General Manager Defibrillation Solutions from 2020 to 2022, Vice President/General Manager Cardiac Resynchronization Therapy from 2016 to 2020, and Vice President Clinical, Cardiac and Vascular Group from 2012 to 2017. Dr. Thompson joined Medtronic in 2002 and has served in various leadership positions of increasing responsibility since that time.
Matthew Walter, 47 - Senior Vice President, Human Resources, IT, and Global Communications & Corporate Marketing
Mr. Walter has been Senior Vice President, Human Resources of Medtronic since June 2023, of Global Communications & Corporate Marketing since August 2025, and of IT since April 2026. He served as Vice President Human Resources of Global Operations and Supply Chain from 2021 to 2023, and previously as Vice President Human Resources of the Diabetes operating unit from 2018 to 2021, and the Coronary and Structural Heart division from 2016 to 2018. Mr. Walter led Talent Management, Organizational Effectiveness, and Executive Development from 2015 to 2016, and he served as Senior Director, Talent Management and Leadership Development upon joining Medtronic in 2014. Prior thereto, he held various leadership roles at Best Buy and Bank of America.
Item 11. Executive Compensation
The information required by Item 11 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Corporate Governance — Director Compensation,” “Corporate Governance — Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation and Talent Committee Report,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Share Ownership Information — Significant Shareholders,” “Share Ownership Information — Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Corporate Governance — Director Independence” and “Corporate Governance — Related Party Transactions and Other Matters,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Corporate Governance — Committees of the Board and Meetings” and “Audit and Non-Audit Fees,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts — fiscal years 2026, 2025, and 2024.

MEDTRONIC PLC AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions				Deductions
	Balance at Beginning of Fiscal Year	Charges to Income		Charges to Other Accounts		Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for credit losses:
Fiscal year 2026	$199	$136		$—		$(145)	(a)	$190
Fiscal year 2025	173	123		—		(97)	(a)	199
Fiscal year 2024	176	90		—		(93)	(a)	173

Deferred tax valuation allowance:
Fiscal year 2026	$12,668	$177		$4	(d)	$(511)	(c)	$12,338

Fiscal year 2025	13,271	151		9	(d)	(195)	(c)	12,668
						(567)	(e)
Fiscal year 2024	11,311	1,522		3	(b)	(108)	(c)	13,271
		545	(e)	(2)	(d)

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

3.2
Amended and Restated Memorandum and Articles of Association of Medtronic plc (incorporated by reference to Exhibit 3.1 to Medtronic plc’s Current Report on Form 8-K, filed on October 21, 2025, File No. 001-36820).

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

4.5
Fifth Supplemental Indenture, dated March 26, 2013, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Current Report on Form 8-K, filed on March 26, 2013, File No. 001-07707).

4.6
Sixth Supplemental Indenture, dated February 27, 2014, between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Form of Global Note thereof) (incorporated by reference to Exhibit 4.2 to Medtronic, Inc.’s Current Report on Form 8-K, filed on February 27, 2014, File No. 001-07707).

4.7
Seventh Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic plc, Medtronic, Inc., Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.8
Indenture, dated December 10, 2014, between Medtronic, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Medtronic, Inc.’s Current Report on Form 8-K filed with the Commission on December 10, 2014, File No. 001-07707).

4.9
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

4.11
Third Supplemental Indenture, dated as of January 26, 2015, by and among Medtronic Global Holdings S.C.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

4.12
Fourth Supplemental Indenture to Medtronic, Inc. Senior Indenture, dated as of February 22, 2023, among Medtronic Global Holdings, S.C.A., Medtronic, Inc. and Medtronic plc and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to Medtronic plc’s Registration Statement on Form S-3, filed on March 3, 2023)

4.13
Fifth Supplemental Indenture to Medtronic, Inc. Senior Indenture, dated as of June 3, 2024, among Medtronic, Inc., Medtronic plc, Medtronic Global Holdings S.C.A., Computershare Trust Company, N.A., as trustee, and Elavon Financial Services DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Form 8-K, filed on June 3, 2024)

4.14
Sixth Supplemental Indenture, dated as of September 29, 2025, among Medtronic, Inc., Medtronic plc, and Medtronic Global Holdings S.C.A., Computershare Trust Company, N.A., as successor to Wells Fargo Bank, N.A., as trustee, and U.S. Bank Europe DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Form 8-K, filed on September 29, 2025)

4.15
Indenture, dated as of October 22, 2007, by and among Covidien International Finance S.A., Covidien Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1(a) to Covidien plc’s Current Report on Form 8-K filed on October 22, 2007, File No. 001-33259).

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

4.18
Senior Indenture, dated as of March 28, 2017, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K, filed on March 28, 2017, File No. 001-36820).

4.19
Second Supplemental Indenture, dated as of March 7, 2019, by and among Medtronic plc, Medtronic Global Holdings S.C.A., Medtronic, Inc., Wells Fargo Bank, N.A., and Elavon Financial Services DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Medtronic plc’s Current Report on Form 8-K, filed on March 7, 2019, File No. 001-36820).

4.20
Third Supplemental Indenture, dated as of July 2, 2019, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, Wells Fargo Bank, N.A., as trustee, and Elavon Financial Services DAC (incorporated by reference to Exhibit 4.1 to Medtronic plc' Current Report on Form 8-K, filed July 2, 2019, File No. 001-36820).

4.21
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

4.22
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

4.23
Sixth Supplemental Indenture, dated as of February 22, 2023, among Medtronic Global Holdings S.C.A., Medtronic, Inc. and Medtronic plc, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Medtronic plc’s Registration Statement on Form S-3, filed on March 3, 2023, File No. 333-270272).

4.24
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

10.4
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

10.5
Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022 (incorporated by reference to Exhibit 10.1 to Medtronic plc's Quarterly Report on Form 10-Q for the quarter ended January 27, 2023, filed on March 1, 2023, File No. 001-36820).

10.6
Annex I to Amendment No. 4 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022 (incorporated by reference to Exhibit 10.2 to Medtronic plc's Quarterly Report on Form 10-Q for the quarter ended January 27, 2023, filed on March 1, 2023, File No. 001-36820).

#10.7	Amendment No. 5 and Extension Agreement to the Amended and Restated Credit Agreement dated as of December 12, 2022.

10.8	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K12B, filed on January 27, 2015, File No. 001-36820).

*10.10
Change of Control Severance Plan - Section 16B Officers (as amended and restated as of January 26, 2015) (incorporated by reference to Exhibit 10.14 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.11
Office of Chairman and Chief Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q, filed on December 3, 2019, File No. 001-36820).

*10.12
Letter Agreement by and between Medtronic, Inc. and Thierry Piéton dated December 24, 2024 (incorporated by reference to Exhibit 10.1 to Medtronic, plc's Quarterly Report on Form 10-Q, filed on February 25, 2025).

#*10.13	Letter Agreement by and between Medtronic, Inc. and Michelle Quinn, dated June 18, 2025.

#*10.14	Terms of Non-Employee Director Compensation.

*10.15
1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed on, filed on March 4, 2008, File No. 001-07707).

*10.16	Amendment to the 1998 Outside Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.17
2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.4 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2008, filed on March 4, 2008, File No. 001-07707).

*10.18	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.19
2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (incorporated by reference to Exhibit 10.2 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed on December 9, 2009, File No. 001-07707).

*10.20	Amendment to the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.21
Form of Non-Employee Director Deferred Unit Award Agreement under 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.22
Medtronic plc Amended and Restated 2013 Stock Award and Incentive Plan (as amended and restated generally effective December 8, 2017) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K, filed on December 12, 2017, File No. 001-36820).

*10.23
Form of Non-qualified Stock Option Agreement Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.50 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.24
Form of Long Term Performance Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.53 to Medtronic plc’s Annual Report on Form 10-K, filed June 22, 2018, File No. 001-36820).

*10.25
Form of Performance Share Unit Award Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.26
Form of Non-Employee Director Deferred Unit Award Agreement under the 2008 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed on December 3, 2008, File No. 001-07707).

*10.27
Form of Non-Qualified Stock Option Agreement under Amended and Restated 2013 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.70 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 24, 2020, filed on June 19, 2020, File No. 001-36820).

*10.28
Medtronic plc Incentive Plan (as amended and restated effective January 26, 2015) (incorporated by reference to Exhibit 10.11 to Medtronic plc’s Current Report on Form 8-K, filed on January 27, 2015, File No. 001-36820).

*10.29
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

*10.31
Medtronic plc Savings and Investment Plan (as amended and restated generally effective January 26, 2015) (incorporated by reference to Exhibit 4.22 to Medtronic plc’s Registration Statement on Form S-8 filed on January 28, 2015, File No. 333-201737).

*10.32
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

*10.34
Amended and Restated Covidien Supplemental Savings and Retirement Plan (restated November 6, 2020) (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.35
Medtronic Capital Accumulation Plan Deferral Program (restated November 6, 2020) (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2020, filed on December 3, 2020, File No. 001-36820).

*10.36
Medtronic Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2017) (Conformed through the Amendment generally effective as of January 1, 2022) (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.37
2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.38
Performance Share Unit Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.39
Non-Qualified Stock Option Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

*10.40
Restricted Stock Unit Award Agreement for awards vesting ratably on the first, second, third, and fourth anniversary of the grant date - 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Medtronic plc’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2022, filed on March 3, 2022, File No. 001-36820).

10.41
Medtronic Nonqualified Retirement Plan Supplement dated as of April 28, 2023 (incorporated by reference to Exhibit 10.86 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 28, 2023, filed on June 22, 2023, File No. 001-36820)

*10.42
Performance Share Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.43
Restricted Stock Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.44
Restricted Stock Unit Award Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.45
Non-Qualified Stock Option Agreement 2021 Medtronic plc Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Medtronic plc’s Quarterly Report on Form 10-Q filed on August 31, 2023, File No. 001-36820).

*10.46	Medtronic plc 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Medtronic plc’s Current Report on Form 8-K filed on October 23, 2023, File No. 001-36820).

10.47
Medtronic Nonqualified Retirement Plan Supplement (as amended and restated effective March 3, 2025) (incorporated by reference to Exhibit 10.81 to Medtronic plc’s Annual Report on Form 10-K for the year ended April 25, 2025, File No. 001-36820).

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

Medtronic plc

Dated: June 18, 2026	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Medtronic plc

Dated: June 18, 2026	By:	/s/ Geoffrey S. Martha
Geoffrey S. Martha
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 18, 2026	By:	/s/ Thierry Piéton
Thierry Piéton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 18, 2026	By:	/s/ Denise L. Blomquist
Denise L. Blomquist
Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors

Craig Arnold*
Scott C. Donnelly*
Lidia Fonseca*
John Groetelaars*
Randall J. Hogan, III*
William Jellison*
Joon Lee, M.D.*
Gregory P. Lewis*
Kevin E. Lofton*
Geoffrey S. Martha
Elizabeth G. Nabel, M.D.*
Kendall J. Powell*
*Michelle Quinn, by signing her name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 18, 2026	By:	/s/ Michelle Quinn
Michelle Quinn