Form 10-Q
period 2026-07-31
Medtronic plc
filed 2026-09-03
CIK 1613103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 31, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
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
Yes ☐ No ☒
As of August 28, 2026, 1,279,137,890 ordinary shares, par value $0.0001, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Medtronic plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
(in millions, except per share data)	July 31, 2026	July 25, 2025
Net sales	$9,756	$8,578
Costs and expenses:
Cost of products sold, excluding amortization of intangible assets	3,416	3,001
Research and development expense	771	726
Selling, general, and administrative expense	3,198	2,806
Amortization of intangible assets	412	459
Restructuring charges, net	72	45
Certain litigation charges, net	—	27
Other operating expense (income), net	123	70
Operating profit	1,764	1,445
Other non-operating expense (income), net	(190)	(33)
Interest expense, net	186	176
Income before income taxes	1,769	1,302
Income tax provision	289	255
Net income	1,479	1,047
Net income attributable to noncontrolling interests	(9)	(7)
Net income attributable to Medtronic	$1,470	$1,040
Basic earnings per share	$1.15	$0.81
Diluted earnings per share	$1.14	$0.81
Basic weighted average shares outstanding	1,279.8	1,281.6
Diluted weighted average shares outstanding	1,285.1	1,287.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Medtronic plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Net income	$1,479	$1,047
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	(48)	19
Translation adjustment	(479)	349
Net investment hedges	695	(559)
Net change in retirement obligations	1	1
Unrealized gain (loss) on cash flow hedges	173	(128)
Other comprehensive income (loss)	342	(318)
Comprehensive income including noncontrolling interests	1,821	729
Comprehensive income attributable to noncontrolling interests	(9)	(8)
Comprehensive income attributable to Medtronic	$1,812	$720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Medtronic plc
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	July 31, 2026	April 24, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,691	$1,949
Investments	7,128	7,271
Accounts receivable, less allowances for credit losses of $203 and $190, respectively	6,357	6,643
Inventories	6,215	5,951
Other current assets	2,999	2,972
Total current assets	24,390	24,787
Property, plant, and equipment, net	7,473	7,417
Goodwill	43,187	42,587
Other intangible assets, net	10,238	10,146
Tax assets	3,703	3,943
Other assets	4,315	4,147
Total assets	$93,306	$93,028
LIABILITIES AND EQUITY
Current liabilities:
Current debt obligations	$2,536	$1,788
Accounts payable	2,695	2,644
Accrued compensation	1,906	2,678
Accrued income taxes	1,056	914
Other accrued expenses	3,606	3,634
Total current liabilities	11,799	11,658
Long-term debt	25,617	26,173
Accrued compensation and retirement benefits	1,167	1,193
Accrued income taxes	1,522	1,515
Deferred tax liabilities	349	362
Other liabilities	2,001	2,055
Total liabilities	42,456	42,956
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares— par value $0.0001, 2.6 billion shares authorized, 1,280,046,863 and 1,280,177,293 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,805	20,926
Retained earnings	33,187	32,638
Accumulated other comprehensive loss	(3,759)	(4,101)
Total shareholders’ equity	50,232	49,463
Noncontrolling interests	618	609
Total equity	50,850	50,072
Total liabilities and equity	$93,306	$93,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

Medtronic plc
Condensed Consolidated Statements of Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 24, 2026	1,280	$—	$20,926	$32,638	$(4,101)	$49,463	$609	$50,072
Net income	—	—	—	1,470	—	1,470	9	1,479
Other comprehensive income (loss)	—	—	—	—	342	342	—	342
Dividends to shareholders ($0.72 per ordinary share)	—	—	—	(921)	—	(921)	—	(921)
Issuance of shares under stock purchase and award plans, net of shares withheld for taxes	3	—	(21)	—	—	(21)	—	(21)
Repurchase of ordinary shares	(3)	—	(226)	—	—	(226)	—	(226)
Stock-based compensation	—	—	125	—	—	125	—	125
July 31, 2026	1,280	$—	$20,805	$33,187	$(3,759)	$50,232	$618	$50,850

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number	Par Value
April 25, 2025	1,282	$—	$20,833	$31,476	$(4,284)	$48,024	$232	$48,256
Net income	—	—	—	1,040	—	1,040	7	1,047
Other comprehensive income (loss)	—	—	—	—	(319)	(319)	1	(318)
Dividends to shareholders ($0.71 per ordinary share)	—	—	—	(910)	—	(910)	—	(910)
Issuance of shares under stock purchase and award plans, net of shares withheld for taxes	1	—	93	—	—	93	—	93
Repurchase of ordinary shares	(1)	—	(120)	—	—	(120)	—	(120)
Stock-based compensation	—	—	86	—	—	86	—	86
July 25, 2025	1,282	$—	$20,891	$31,606	$(4,604)	$47,893	$240	$48,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

Medtronic plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Operating Activities:
Net income	$1,479	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	729	748
Provision for credit losses	25	28
Deferred income taxes	127	167
Stock-based compensation	125	86
Other, net	(29)	159
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	224	288
Inventories	(240)	(373)
Accounts payable and accrued liabilities	(531)	(598)
Other operating assets and liabilities	(118)	(464)
Net cash provided by operating activities	1,793	1,088
Investing Activities:
Acquisitions, net of cash acquired	(1,162)	—
Additions to property, plant, and equipment	(503)	(504)
Purchases of investments	(2,190)	(2,100)
Sales and maturities of investments	2,209	2,010
Other investing activities, net	26	(125)
Net cash used in investing activities	(1,619)	(719)
Financing Activities:
Change in current debt obligations, net	812	649
Payments on long-term debt	—	(1,162)
Dividends to shareholders	(921)	(910)
Issuance of ordinary shares	20	95
Repurchase of ordinary shares	(267)	(123)
Other financing activities, net	13	70
Net cash used in financing activities	(343)	(1,381)
Effect of exchange rate changes on cash and cash equivalents	(89)	67
Net change in cash and cash equivalents	(258)	(945)
Cash and cash equivalents at beginning of period	1,949	2,218
Cash and cash equivalents at end of period	$1,691	$1,273

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$199	$402
Interest	83	81

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all the adjustments necessary for a fair statement in conformity with U.S. GAAP. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of Medtronic plc, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, and variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Amounts reported in millions within this quarterly report are computed based on the actual amounts, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2026, as filed with the Securities and Exchange Commission (SEC) on June 18, 2026. The Company’s fiscal years 2027, 2026, and 2025 will end or ended on April 30, 2027, April 24, 2026, and April 25, 2025, respectively. Fiscal year 2027 is a 53-week year, with the extra week occurring in the first fiscal month of the first quarter.
There have been no material changes to our significant accounting policies, as disclosed in Note 1 included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
In May 2025, the Company announced its intent to separate the Diabetes Business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. (MiniMed). On March 9, 2026, MiniMed completed an initial public offering (the IPO). Due to the Company retaining a controlling financial interest, the unaudited condensed consolidated financial statements include the financial results of MiniMed. Refer to Note 18 for additional information on the MiniMed separation.
2. New Accounting Pronouncements
Recently Adopted Accounting Standards
Derivatives and Hedging and Revenue from Contracts with Customers
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (Topics 815 and 606). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The Company early adopted this accounting guidance in the first quarter of fiscal year 2027. The adoption of this standard had no impact on our financial statements.
Government Grants
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832), to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The Company early adopted this accounting guidance in the first quarter of fiscal year 2027. The adoption of this standard had no impact on our financial statements.
Not Yet Adopted Accounting Standards
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires tabular disclosures disaggregating certain costs and expenses within relevant income statement captions. The Company will adopt this

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Starting in the first quarter of fiscal year 2027, the Cardiovascular Portfolio divisions transitioned from Cardiac Rhythm & Heart Failure, Structural Heart & Aortic, and Coronary & Peripheral Vascular to Electrophysiology Therapies (EPT), Interventional Cardiology Therapies (ICT), CardioVascular Surgery (CVS), and Peripheral Vascular Health (PVH). Our EPT division includes the Cardiac Rhythm Management and the Cardiac Ablation businesses. Our ICT division includes the Coronary and Renal Denervation and the Structural Heart businesses. Our CVS division includes the Cardiac Surgery and the Aortic businesses. Our PVH division includes the Peripheral Vascular Health business. Additionally, a product line from the Medical Surgical Portfolio in the Surgical & Endoscopy division moved to the Neuroscience Portfolio in the Neuromodulation division. Starting in the fourth quarter of fiscal year 2026, the Diabetes Business was no longer considered a reportable segment. Prior period net sales have been recast to conform to the new presentation.
The table below illustrates net sales by segment and division and by market geography for the three months ended July 31, 2026 and July 25, 2025. The U.S. revenue includes United States and U.S. territories, and the international revenue includes all other non-U.S. countries.

	Worldwide
	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Electrophysiology Therapies	$2,218	$1,712
Interventional Cardiology Therapies	894	834
CardioVascular Surgery	477	436
Peripheral Vascular Health	338	302
Cardiovascular	3,927	3,285
Cranial & Spinal Technologies	1,365	1,211
Specialty Therapies	774	702
Neuromodulation	539	514
Neuroscience	2,678	2,427
Surgical & Endoscopy	1,740	1,601
Acute Care & Monitoring	539	471
Medical Surgical	2,279	2,073
Reportable segment net sales	8,884	7,785
Diabetes	843	721
Other operating segment(1)	29	33
Other adjustments(2)	—	39
Total net sales	$9,756	$8,578

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	U.S.		International
	Three months ended
(in millions)	July 31, 2026	July 25, 2025	July 31, 2026	July 25, 2025
Cardiovascular	$1,853	$1,479	$2,074	$1,806
Neuroscience	1,813	1,624	864	803
Medical Surgical	982	884	1,297	1,188
Reportable segment net sales	4,649	3,988	4,236	3,797
Diabetes	240	217	603	504
Other operating segment(1)	17	20	12	14
Other adjustments(2)	—	—	—	39
Total net sales	$4,906	$4,224	$4,850	$4,354
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
The amount of revenue recognized is reduced by sales rebates, distributor chargebacks, returns, and other adjustments. Adjustments to rebates, distributor chargebacks, returns reserves, and other adjustments are recorded as increases or decreases to revenue. At both July 31, 2026 and April 24, 2026, $1.0 billion and $0.3 billion of rebates and other adjustments were classified as other accrued expenses and other liabilities, respectively, and $0.7 billion of distributor chargebacks were classified as a reduction of accounts receivable in the condensed consolidated balance sheets.
During the three months ended July 25, 2025, the Company decreased its accrual for the Italian payback by $39 million as an adjustment to net sales in the condensed consolidated statements of income resulting from the June 2025 Legislative Decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. Refer to Note 16 for additional information. Other adjustments to variable consideration during the three months ended July 31, 2026 and July 25, 2025 were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at both July 31, 2026 and April 24, 2026 was $0.5 billion, of which $0.4 billion was included in other accrued expenses, respectively, and $0.1 billion was included in other liabilities. During the three months ended July 31, 2026, the Company recognized $140 million of revenue that was included in deferred revenue as of April 24, 2026. During the three months ended July 25, 2025, the Company recognized $135 million of revenue that was included in deferred revenue as of April 25, 2025.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable, contracts with minimum purchase commitments. At July 31, 2026, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $0.4 billion. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
4. Acquisitions, Dispositions, and Funded Research and Development Arrangements
Acquisition Activity
During the three months ended July 31, 2026 and the fiscal year ended April 24, 2026, the Company had acquisitions that were accounted for as business combinations. Goodwill resulting from business combinations is largely attributable to future, yet to be defined technologies, new customer relationships, existing workforce of the acquired businesses, and synergies expected to arise after the Company's acquisition of these businesses. The results of operations of acquired businesses have been included in the Company’s condensed consolidated statements of income since the date each business was acquired. The results of operations of acquired businesses and the pro forma impact of the acquisitions during the three months ended July 31, 2026 and fiscal year 2026 were not material, either individually or in the aggregate. For the three months ended July 31, 2026 and the fiscal year ended April 24, 2026, purchase price allocation adjustments were not material.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fiscal Year 2027
Scientia Vascular
On June 12, 2026, the Company closed on the acquisition of all outstanding shares of Scientia Vascular (Scientia), a privately held company. The acquisition expands the Specialty Therapies division within the Neuroscience Portfolio through Scientia’s differentiated access products used to treat complex neurovascular conditions. Contingent consideration liabilities recognized in connection with the acquisition are comprised of product development and revenue-based milestones.
SPR Therapeutics, Inc.
On July 16, 2026, the Company acquired all outstanding equity of SPR Therapeutics, Inc (SPR), a privately held medical technology company. The acquisition expands the Neuromodulation division within the Neuroscience Portfolio with temporary peripheral nerve stimulation (PNS) technology, enabling earlier intervention for chronic pain sufferers.
The following tables summarize the preliminary fair value of consideration transferred and the preliminary fair values of the assets acquired and liabilities assumed:

(in millions)	Scientia	SPR
Cash consideration paid at closing	$527	$654
Fair value of contingent consideration	123	—
Total consideration transferred	651	654
Settlement of debt and accrued interest	30	—
Total purchase price	$681	$654

(in millions)	Scientia	SPR
Current assets (excluding inventory)	$21	$27
Inventory	33	31
Total current assets	54	58
Property, plant, and equipment, net	23	2
Goodwill	511	422
Other intangible assets	278	241
Other noncurrent assets	8	8
Total assets acquired	874	731

Other current liabilities	7	13
Accrued income taxes	145	—
Total current liabilities	151	13
Deferred tax liabilities	—	59
Other noncurrent liabilities	42	4
Total liabilities assumed	193	77

Net assets acquired	$681	$654

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill for the Scientia and SPR acquisitions was assigned to the Neuroscience Portfolio and is not deductible for tax purposes. The fair value of intangible assets acquired was determined using the income approach, which requires the Company to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, and the assessment of the asset's life cycle. For Scientia, the other intangible assets acquired primarily consists of $109 million of technology-based intangible assets with useful lives ranging from 6 years to 9 years, $155 million of customer-based intangible assets with useful lives of 18 years, and $13 million of in-process research and development. For SPR, the other intangible assets acquired primarily consists of $225 million of technology-based intangible assets with estimated useful lives of 15 years and $15 million of customer-based intangible assets with estimated useful lives of 4 years.
Fiscal Year 2026
CathWorks Ltd.
On April 20, 2026, the Company acquired all the remaining outstanding shares of CathWorks Ltd. (CathWorks), a privately held medical device company. The acquisition expands the Interventional Cardiology division within the Cardiovascular Portfolio by aiming to transform how coronary artery disease is diagnosed and treated.
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

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the preliminary fair value of consideration transferred and the preliminary fair values of the assets acquired and liabilities assumed:

(in millions)
Cash consideration paid at closing	$410
Fair value of contingent consideration	115
Total consideration transferred	525
Fair value of previously held equity interest in CathWorks	93
Settlement of debt and accrued interest due from CathWorks	88
Settlement of pre-existing relationships	12
Total purchase price	$718

(in millions)
Current assets	$17
Property, plant, and equipment, net	11
Goodwill	555
Other intangible assets	200
Other assets	1
Total assets acquired	784

Current liabilities	7
Accrued income taxes	38
Total current liabilities	45
Deferred tax liabilities	21
Other noncurrent liabilities	1
Total liabilities assumed	66

Net assets acquired	$718
Goodwill was assigned to the Company’s Cardiovascular Portfolio and is not deductible for tax purposes. The other intangible assets acquired consists of purchased technology and has an estimated useful life of ten years.
Contingent Consideration
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within other operating expense (income), net in the condensed consolidated statements of income.
The fair value of contingent consideration liabilities at July 31, 2026 and April 24, 2026 was $275 million and $163 million, respectively. At July 31, 2026, $111 million was recorded in other accrued expenses and $164 million was recorded in other liabilities on the condensed consolidated balance sheets. At April 24, 2026, $32 million was reflected in other accrued expenses and $131 million was reflected in other liabilities on the condensed consolidated balance sheets.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration liabilities:

Three months ended
(in millions)	July 31, 2026
Beginning balance	$163
Purchase price contingent consideration	123
Purchase price allocation adjustments	3
Payments	(14)
Ending balance	$275
The roll-forward activity of contingent consideration liabilities for the three months ended July 25, 2025 was not material.
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

(in millions)	Fair Value at July 31, 2026	Unobservable Input	Range	Weighted Average (1)
Revenue and other performance-based payments	$220	Discount rate	7.8% - 28.2%	11.1%
		Projected fiscal year of payment	2027 - 2031	2029
Product development and other milestone-based payments	$55	Discount rate	5.5%	5.5%
		Projected fiscal year of payment	2027 - 2028	2027
(1)Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected fiscal year of payment, the amount represents the median of the inputs and is not a weighted average.
Funded Research and Development Arrangements
The Company has entered into various arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, Blackstone) to receive funding related to the development of certain products within the Cardiovascular Portfolio and Diabetes Business. As there is substantive and genuine transfer of risk to Blackstone, the development funding is recognized by Medtronic as an obligation to perform contractual services. The Company recognizes the funding as income within other operating expense (income), net as the research and development costs are incurred and funding payments become due. Under these arrangements, the Company recognized income of $12 million and $36 million during the three months ended July 31, 2026 and July 25, 2025, respectively. As of July 31, 2026, the Company is eligible to receive additional funding of $237 million under these arrangements.
Following potential U.S. regulatory approval and commercial launch of each product covered by the Blackstone agreements, Blackstone will be eligible to receive a combination of fixed regulatory and commercial milestone payments up to $1.2 billion and royalties based on percent of sales of such products. During the fourth quarter of fiscal year 2026, one of the products funded by these arrangements within the Diabetes Business was approved by the U.S. FDA. As U.S. regulatory approval was received and commercial launch is probable, the Company recognized a $157 million charge within other operating expense (income), net in the consolidated statements of income during fiscal year 2026. The future minimum royalty payment obligation is primarily recognized within other liabilities in the condensed consolidated balance sheets as of July 31, 2026 and April 24, 2026. This charge is included in the $1.2 billion amount noted above. The $157 million future minimum royalty payment obligation of MiniMed is guaranteed by Medtronic, Inc.
Under certain termination provisions, the Company's payment obligation will survive, and in certain termination circumstances, a payment to Blackstone of a multiple of the funded amounts may be required. At the time of executing these contracts, the occurrence of such circumstances was deemed to be remote.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Restructuring Charges
Total restructuring, associated, and other costs for the three months ended July 31, 2026 were $89 million, as compared to $67 million for the three months ended July 25, 2025.
MiniMed Restructuring Actions
In December 2025, the Board of Directors approved a series of restructuring actions designed to support the separation and position of both Medtronic and MiniMed by enabling greater strategic focus, improving operational efficiency, aligning organizational structures of each, and driving long-term business growth and efficiencies in the individual organizations.
The restructuring actions are expected to result in pre-tax restructuring charges of approximately $300 million to $500 million, to be incurred at varying intervals between the third quarter of fiscal year 2026 and the finalization of the Transition Services Agreement (which governs services to be provided to MiniMed by Medtronic, and which will conclude no later than 24 months following the March 9, 2026 MiniMed IPO). The expected completion date of these restructuring actions is fiscal year 2029. The restructuring activities include organizational realignments, workforce-related actions, and separation of duplicated shared services, locations, systems, and operational functions. Of the total actions, the Company anticipates that materially all of the charges will relate to employee termination benefits, with the potential for other charges to include contract termination costs and asset write-offs. The Company expects these costs to be recognized primarily within restructuring charges, net, cost of products sold, and selling, general, and administrative expense in the condensed consolidated statements of income. The costs of this program were not recorded in a specific reportable segment. Since inception, the Company has incurred pre-tax exit and disposal and other costs of $201 million in connection with the MiniMed Restructuring Actions.
The following table presents the classification of these restructuring, associated, and other costs in the condensed consolidated statements of income for the MiniMed restructuring activities:

Three months ended
(in millions)	July 31, 2026
Selling, general, and administrative expenses	$8
Restructuring charges, net	58
Total restructuring, associated, and other costs	$67
The following table provides a reconciliation of the beginning and ending restructuring liability balances related to the MiniMed restructuring activities for the three months ended July 31, 2026:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 24, 2026	$119	$—	$119
Charges	62	5	67
Cash payments	(88)	(4)	(92)
July 31, 2026	$93	$1	$93
Other Restructuring Activities
The Company also incurred restructuring charges during the three months ended July 31, 2026 and July 25, 2025 for individually immaterial restructuring activities. The restructuring, associated, and other costs for these activities primarily related to employee termination benefits provided to employees who have been involuntarily terminated, facility related and contract termination costs, and asset write-offs.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the classification of these restructuring, associated, and other costs in the condensed consolidated statements of income for the other restructuring activities:

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Cost of products sold	$8	$16
Selling, general, and administrative expenses	2	5
Restructuring charges, net	13	45
Total restructuring, associated, and other costs	$23	$67
The following table provides a reconciliation of the beginning and ending restructuring liability balances relating to the other restructuring activities:

(in millions)	Employee Termination Benefits	Associated and Other Costs	Total
April 24, 2026	$11	$44	$56
Charges	13	2	15
Cash payments	(9)	(19)	(28)
July 31, 2026	$15	$27	$42

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Financial Instruments
Debt Securities
The Company holds investments in marketable debt securities that are classified and accounted for as available-for-sale and are remeasured on a recurring basis. The following tables summarize the Company's investments in available-for-sale debt securities by significant investment category and the related condensed consolidated balance sheet classification at July 31, 2026 and April 24, 2026:

	July 31, 2026
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$366	$—	$(5)	$362	$362	$—
Level 2:
Corporate debt securities	4,034	7	(39)	4,002	4,002	—
U.S. government and agency securities	764	—	(7)	757	757	—
Mortgage-backed securities	850	3	(23)	830	830	—
Non-U.S. government and agency securities	22	—	—	22	22	—
Other asset-backed securities	1,151	2	(10)	1,143	1,143	—
Total Level 2	6,822	12	(80)	6,754	6,754	—
Level 3:
Auction rate securities	36	—	(2)	34	—	34
Total available-for-sale debt securities	$7,225	$12	$(87)	$7,150	$7,116	$34

	April 24, 2026
	Valuation				Balance Sheet Classification
(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Other Assets
Level 1:
U.S. government and agency securities	$420	$—	$(4)	$416	$416	$—
Level 2:
Corporate debt securities	4,041	25	(15)	4,050	4,050	—
U.S. government and agency securities	812	—	(9)	803	803	—
Mortgage-backed securities	852	8	(18)	842	842	—
Non-U.S. government and agency securities	23	—	—	23	23	—
Other asset-backed securities	1,121	4	(7)	1,118	1,118	—
Total Level 2	6,849	37	(49)	6,837	6,837	—
Level 3:
Auction rate securities	36	—	(2)	34	—	34
Total available-for-sale debt securities	$7,305	$37	$(56)	$7,287	$7,253	$34
The amortized cost of debt securities excludes accrued interest, which is reported in other current assets in the condensed consolidated balance sheets.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the gross unrealized losses and fair values of the Company’s available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category at July 31, 2026 and April 24, 2026:

	July 31, 2026
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$655	$(3)	$2,200	$(37)
U.S. government and agency securities	397	(5)	290	(7)
Mortgage-backed securities	51	(1)	525	(22)
Other asset-backed securities	—	—	515	(10)
Auction rate securities	11	(1)	22	(2)
Total	$1,114	$(9)	$3,553	$(78)

	April 24, 2026
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$653	$(3)	$1,110	$(12)
U.S. government and agency securities	313	(4)	434	(9)
Mortgage-backed securities	—	—	335	(18)
Other asset-backed securities	—	—	440	(7)
Auction rate securities	—	—	34	(2)
Total	$966	$(7)	$2,353	$(48)
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended July 31, 2026 and fiscal year 2026. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
Gains and losses on available-for-sale debt securities are recognized in other non-operating expense (income), net in the consolidated statements of income. During the three months ended July 31, 2026 and July 25, 2025, gross realized gains and losses on available-for-sale debt securities were not material. During the three months ended July 31, 2026 and July 25, 2025, proceeds from sales of available-for-sale debt securities were $2.2 billion and $2.0 billion, respectively.
The contractual maturities of available-for-sale debt securities at July 31, 2026 are shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,982	$1,973
Due after one year through five years	3,235	3,209
Due after five years through ten years	1,497	1,482
Due after ten years	511	486
Total	$7,225	$7,150
Interest income, which includes income on marketable debt securities and the global liquidity structures, is recognized in other non-operating expense (income), net, in the condensed consolidated statements of income. During the three months ended July 31, 2026 and July 25, 2025, there was $102 million and $120 million of interest income, respectively.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Equity Securities, Equity Method Investments, and Other Investments
The following table summarizes the Company's equity and other investments and related accrued interest receivable at July 31, 2026 and April 24, 2026, which are classified primarily as other assets in the consolidated balance sheets:

(in millions)	July 31, 2026	April 24, 2026
Investments with readily determinable fair value (marketable equity securities)	$163	$130
Investments without readily determinable fair values	679	616
Equity method and other investments	72	78
Total equity and other investments	$914	$824
The table below includes activity related to the Company's portfolio of equity and other investments. Gains, losses, impairments, and interest income on equity and other investments are recognized in other non-operating expense (income), net in the consolidated statements of income.

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Proceeds from sales	$24	$17
Gross gains	68	7
Gross losses	(2)	(93)
Impairment losses recognized	(1)	(26)
During the three months ended July 31, 2026, there were $33 million of net unrealized gains on equity securities and other investments still held at July 31, 2026. During the three months ended July 25, 2025, there were $87 million of net unrealized losses on equity securities and other investments still held at July 25, 2025.
Mozarc Medical Investment
In fiscal year 2023 the Company sold half its Renal Care Solutions business to Mozarc Medical (Mozarc Medical or Mozarc), and as a result of the transaction, the Company retained a 50% non-controlling equity interest in Mozarc. This sale was part of an agreement between Medtronic and DaVita Inc. (DaVita) to form a new, independent kidney care-focused medical device company with equal equity ownership. This investment provides the Company with the ability to exercise significant influence over Mozarc and the Company has elected the fair value option to account for this equity method investment. The Company believes the fair value option best reflects the economics of the underlying transaction.
Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period in other non-operating expense (income), net in the consolidated statements of income. As of the beginning of fiscal year 2026, the fair value of the investment was $140 million. During the three months ended July 25, 2025, the Company recognized a loss of $90 million primarily driven by historical financial results and projections of future cash flows, bringing the fair value of the investment to $50 million. During the fourth quarter of fiscal year 2026, the Company recognized a loss of the remaining $50 million investment, reducing the fair value of the investment to zero as of April 24, 2026. The fourth quarter losses were primarily driven by historical financial results, the restructuring and wind-down of certain product lines, the delay or discontinuation of certain research and development programs and associated product launches, and projections of future cash flows.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Financing Arrangements
Commercial Paper
The Company maintains commercial paper programs that allow the Company to issue U.S. dollar or Euro-denominated unsecured commercial paper notes. The aggregate amount outstanding at any time under the commercial paper programs may not exceed the equivalent of $3.5 billion. There was $450 million of commercial paper outstanding at July 31, 2026. During the three months ended July 31, 2026, the weighted average interest rate was 3.81 percent. There was no commercial paper outstanding at April 24, 2026. During fiscal year 2026, the weighted average interest rate was 4.17 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $3.5 billion five-year unsecured revolving credit facility (Credit Facility), which provides back-up funding for the commercial paper programs described above. The Credit Facility includes a multi-currency borrowing feature for certain specified foreign currencies. At July 31, 2026 and April 24, 2026, no amounts were outstanding under the Credit Facility.
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
Interest is payable on the loans under the MiniMed Revolving Credit Facility (1) in the case of borrowings denominated in U.S. dollars, Term SOFR (or, at the borrower’s option, the base rate) and (2) in the case of borrowings denominated in Euros, EURIBOR, plus, in each case, a margin determined pursuant to a pricing grid based on MiniMed Group, Inc.'s secured net leverage ratio. The commitment fees and letter of credit fees under the MiniMed Revolving Credit Facility are determined based upon the same grid. Interest payments are due (1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months) and (2) in the case of base rate borrowings, on the last business day of each March, June, September, and December. No amounts have been drawn under the MiniMed Revolving Credit Facility as of July 31, 2026.
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

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Obligations
The Company's debt obligations consisted of the following:

(in millions)	Maturity by Fiscal Year	July 31, 2026	April 24, 2026
Current debt obligations	2027 - 2028	$2,536	$1,788

Long-term debt
4.250 percent five-year 2023 senior notes	2028	1,000	1,000
3.000 percent six-year 2022 senior notes	2029	1,139	1,174
0.375 percent eight-year 2020 senior notes	2029	1,139	1,174
3.650 percent five-year 2024 senior notes	2030	968	998
2.950 percent five-year 2025 senior notes	2031	854	881
1.625 percent twelve-year 2019 senior notes	2031	1,139	1,174
1.000 percent twelve-year 2019 senior notes	2032	1,139	1,174
3.125 percent nine-year 2022 senior notes	2032	1,139	1,174
0.750 percent twelve-year 2020 senior notes	2033	1,139	1,174
4.500 percent ten-year 2023 senior notes	2033	1,000	1,000
3.375 percent twelve-year 2022 senior notes	2035	1,139	1,174
4.375 percent twenty-year 2015 senior notes	2035	1,932	1,932
3.875 percent twelve-year 2024 senior notes	2037	968	998
6.550 percent thirty-year 2007 CIFSA senior notes	2038	253	253
2.250 percent twenty-year 2019 senior notes	2039	1,139	1,174
6.500 percent thirty-year 2009 senior notes	2039	158	158
1.500 percent twenty-year 2019 senior notes	2040	1,139	1,174
5.550 percent thirty-year 2010 senior notes	2040	224	224
1.375 percent twenty-year 2020 senior notes	2041	1,139	1,174
4.500 percent thirty-year 2012 senior notes	2042	105	105
4.000 percent thirty-year 2013 senior notes	2043	305	305
4.150 percent nineteen-year 2024 senior notes	2044	683	704
4.625 percent thirty-year 2014 senior notes	2044	127	127
4.625 percent thirty-year 2015 senior notes	2045	1,813	1,813
4.200 percent twenty-year 2025 senior notes	2046	854	881
1.750 percent thirty-year 2019 senior notes	2050	1,139	1,174
1.625 percent thirty-year 2020 senior notes	2051	1,139	1,174
4.150 percent twenty-nine year 2024 senior notes	2054	797	822
Finance lease obligations	2028 - 2041	52	54
Debt discount, net	2028 - 2054	(52)	(57)
Deferred financing costs	2028 - 2054	(110)	(114)
Other	2053	23	—
Total long-term debt		$25,617	$26,173
Interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures is recognized in interest expense, net in the condensed consolidated statements of income. During the three months ended July 31, 2026 and July 25, 2025, there was $235 million and $217 million, respectively, of interest expense on outstanding borrowings, including amortization of debt issuance costs and debt discounts and premiums, and the global liquidity structures.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
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
The Euro-denominated debt issued in September 2025 is designated as a net investment hedge of certain of the Company's European operations. Refer to Note 8 for additional information regarding net investment hedges.
Financial Instruments Not Measured at Fair Value
At July 31, 2026, the estimated fair value of the Company’s Senior Notes was $24.4 billion compared to a principal value of $27.4 billion. At April 24, 2026, the estimated fair value of the Company's Senior Notes was $25.3 billion compared to a principal value of $28.1 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
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
At inception, foreign currency forward and option contracts are designated as cash flow hedges. Changes in the fair value of these derivatives are reported as a component of accumulated other comprehensive loss until the hedged transaction affects earnings. When the hedged transaction affects earnings, the gain or loss on the derivative is reclassified to earnings. Amounts excluded from the measurement of hedge effectiveness are recognized in earnings on a straight-line basis over the term of the hedge. Cash flows are reported as operating activities in the condensed consolidated statements of cash flows.
The Company's cash flow hedges will mature within the subsequent two-year period. At July 31, 2026 and April 24, 2026, the Company had $57 million in after-tax unrealized gains and $116 million in after-tax unrealized losses, respectively, associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $40 million of after-tax net unrealized gains at July 31, 2026 will be recognized in the condensed consolidated statements of income over the next 12 months.
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
For instruments that are designated as net investment hedges, the gains or losses are reported as a component of accumulated other comprehensive loss. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Amounts excluded from the assessment of effectiveness are recognized in interest expense, net on a straight-line basis over the term of the hedge. During the three months ended July 31, 2026 and July 25, 2025, the Company recognized $50 million and $45 million, respectively, of after-tax unrealized gains representing excluded components in interest expense, net. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the condensed consolidated statements of cash flows. Cash flows attributable to amounts excluded from the assessment of effectiveness are reported as operating activities in the condensed consolidated statements of cash flows.
Fair Value Hedges
In fiscal year 2025, the Company began using foreign currency forward contracts designated as fair value hedges to manage its exposure to changes in the fair value of a fixed-rate debt obligation. The contracts matured during the first quarter of fiscal year 2026.
At inception, foreign currency forward contracts are designated as fair value hedges. Changes in the fair value of these derivatives are reported as a component of other operating expense (income), net. For the three months ended July 25, 2025, amounts excluded from the

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

assessment of effectiveness were recognized in interest expense, net on a straight-line basis over the term of the hedge and were not material. Cash flows related to the Company's derivative instruments designated as fair value hedges are reported as financing activities in the condensed consolidated statements of cash flows. Cash flows attributed to amounts excluded from the assessment of effectiveness are reported as operating activities in the condensed consolidated statements of cash flows.
Undesignated Derivatives
The Company uses foreign currency forward exchange contracts to offset the Company’s exposure to the change in the value of non-functional currency denominated assets, liabilities, and cash flows.
These foreign currency forward exchange rate contracts are not designated as hedges at inception, and therefore, changes in the fair value of these contracts are recognized in the condensed consolidated statements of income. Cash flows related to the Company’s undesignated derivative contracts are reported in the condensed consolidated statements of cash flows based on the nature of the derivative instrument. The Company had total return swaps with a notional balance of $0.4 billion as of July 31, 2026. The Company has not included the total return swaps in the below tabular disclosures as the gain and loss activity for the three months ended July 31, 2026 and July 25, 2025, and the fair value as of July 31, 2026 and April 24, 2026 was not material.
Outstanding Instruments
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
(in billions)	Designation	July 31, 2026	April 24, 2026
Currency exchange rate contracts	Cash flow hedge	$8.6	$8.5
Currency exchange rate contracts(1)	Net investment hedge	6.1	7.5
Foreign currency-denominated debt(2)	Net investment hedge	20.5	21.1
Currency exchange rate contracts	Undesignated	4.1	4.3
(1)At July 31, 2026, includes derivative contracts with a notional value of €3.0 billion, or $3.4 billion, designated as hedges of a portion of our net investment in certain European operations, derivative contracts with a notional value of ¥345.8 billion, or $2.1 billion, designated as hedges of a portion of our net investment in certain Japanese operations, and derivative contracts with a notional value of CHF436 million, or $532 million, designated as hedges of a portion of our net investment in certain Swiss Franc operations. These derivative contracts mature in fiscal years 2027 through 2045.
(2)At July 31, 2026, includes €18.0 billion, or $20.5 billion, of outstanding Euro-denominated debt designated as hedges of a portion of our net investment in foreign operations. This debt matures in fiscal years 2027 through 2054.
Gains and Losses on Hedging Instruments and Derivatives not Designated as Hedging Instruments
The amount of the gains and losses on hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended July 31, 2026 and July 25, 2025 were as follows:

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss		(Gain) Loss Reclassified into Income

	Three months ended		Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 31, 2026	July 25, 2025	July 31, 2026	July 25, 2025
Cash flow hedges
Currency exchange rate contracts	$(198)	$97	$6	$20	Other operating expense (income), net
Currency exchange rate contracts	4	38	(4)	(19)	Cost of products sold
Net investment hedges
Foreign currency-denominated debt	(635)	582	—	—	N/A
Currency exchange rate contracts	(102)	(1)	—	—	N/A
Fair value hedges
Currency exchange rate contracts	—	1	—	(20)	Other operating expense (income), net
Total	$(930)	$717	$2	$(18)

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amount of the gains and losses on our derivative instruments not designated as hedging instruments and the classification of those gains and losses within our condensed consolidated statements of income during the three months ended July 31, 2026 and July 25, 2025 were as follows:

	(Gain) Loss Recognized in Income
	Three months ended		Location of (Gain) Loss in Income Statement
(in millions)	July 31, 2026	July 25, 2025
Currency exchange rate contracts	$(16)	$(2)	Other operating expense (income), net
Balance Sheet Presentation
The following table summarizes the balance sheet classification and fair value of derivative instruments included in the condensed consolidated balance sheets at July 31, 2026 and April 24, 2026. The fair value amounts of qualified hedging instruments are presented on a gross basis and segregated between designated and not designated as hedging instruments. These hedging instruments are segregated by type of contract.

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	July 31, 2026	April 24, 2026	Balance Sheet Classification	July 31, 2026	April 24, 2026	Balance Sheet Classification
Derivatives designated as hedging instruments
Currency exchange rate contracts	$236	$214	Other current assets	$95	$253	Other accrued expenses
Currency exchange rate contracts	395	328	Other assets	91	158	Other liabilities
Total derivatives designated as hedging instruments	630	542		186	411
Derivatives not designated as hedging instruments
Currency exchange rate contracts	10	13	Other current assets	11	10	Other accrued expenses
Total derivatives	$640	$555		$197	$420
The following table provides information by level for the derivative assets and liabilities that are measured at fair value on a recurring basis.

	July 31, 2026		April 24, 2026
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1	$640	$197	$555	$420
The Company has elected to present the fair value of derivative assets and liabilities within the condensed consolidated balance sheets on a gross basis, even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The cash flows related to collateral posted and received are reported gross as investing and financing activities, respectively, in the condensed consolidated statements of cash flows.

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

	July 31, 2026
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets:
Currency exchange rate contracts	$640	$(169)	$(40)	$432
Derivative liabilities:
Currency exchange rate contracts	(197)	169	—	(28)
Total	$443	$—	$(40)	$404

	April 24, 2026
		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative assets:
Currency exchange rate contracts	$555	$(232)	$—	$323
Derivative liabilities:
Currency exchange rate contracts	(420)	232	98	(91)
Total	$135	$—	$98	$233
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
The Company has cash and cash equivalents, investments, and certain other financial instruments positions (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of July 31, 2026, the Company received net cash collateral of $40 million. Cash collateral received is recorded as an increase in cash and cash equivalents with the offset recorded in other accrued expenses in the condensed consolidated balance sheets. As of April 24, 2026, the Company posted net cash collateral of $98 million to its counterparties. Cash collateral posted is recorded as a reduction in cash and cash equivalents, with the offset recorded as an increase in other current assets in the consolidated balance sheets.
9. Inventories
Inventory balances were as follows:

(in millions)	July 31, 2026	April 24, 2026
Finished goods	$4,121	$4,075
Work-in-process	900	800
Raw materials	1,194	1,076
Total	$6,215	$5,951

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment and goodwill assigned to the other operating segments:

(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Reportable Segments	Other Operating Segments	Total
April 24, 2026	$8,602	$11,777	$19,953	$40,332	$2,256	$42,587
Goodwill as a result of acquisitions	—	933	—	933	—	933
Purchase accounting adjustments	18	—	—	18	—	18
Currency translation and other	(36)	(37)	(277)	(350)	(1)	(351)
July 31, 2026	$8,583	$12,673	$19,675	$40,932	$2,255	$43,187
No goodwill impairment was recognized during the three months ended July 31, 2026 and July 25, 2025.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	July 31, 2026		April 24, 2026
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived:
Customer-related	$16,716	$(10,824)	$16,559	$(10,596)
Purchased technology and patents	12,190	(8,481)	11,875	(8,319)
Trademarks and tradenames	424	(297)	422	(295)
Other	379	(135)	373	(126)
Total	$29,709	$(19,737)	$29,229	$(19,336)
Indefinite-lived:
IPR&D	$265	$—	$253	$—
The Company did not recognize any definite-lived or indefinite-lived intangible asset impairment charges during the three months ended July 31, 2026 and July 25, 2025. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of clinical trials, delays or failures to obtain required market clearances, other failures to achieve a commercially viable product, or the discontinuation of certain projects, and as a result, may recognize impairment losses in the future.
Amortization Expense
Intangible asset amortization expense for the three months ended July 31, 2026 was $412 million. Intangible asset amortization expense for the three months ended July 25, 2025 was $459 million, including $45 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio.
11. Income Taxes
The Company's effective tax rate for the three months ended July 31, 2026 was 16.4%, as compared to 19.6% for the three months ended July 25, 2025. The decrease in the effective tax rate for the three months ended July 31, 2026 primarily relates to the release of reserves for uncertain tax positions on prior period intercompany transactions and year-over-year changes in operational results by jurisdiction.
At July 31, 2026 and April 24, 2026, the Company's gross unrecognized tax benefits were $2.9 billion and $3.0 billion, respectively. The Company had interest and penalties net receivable of $34 million and $22 million at July 31, 2026 and April 24, 2026, respectively. If all of the Company’s unrecognized tax benefits were recognized, approximately $2.6 billion would impact the Company’s effective tax rate. At both July 31, 2026 and April 24, 2026, the amount of the Company's gross unrecognized tax benefits, net of cash advance, recorded as a noncurrent liability within accrued income taxes on the consolidated balance sheets was $2.0 billion. The Company recognizes interest and penalties related to income tax matters within income tax provision in the consolidated statements of income and records the liability within either current or noncurrent accrued income taxes on the consolidated balance sheets.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Refer to Note 16 for additional information regarding the status of current tax audits and proceedings.
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The impact for both the three months ended July 31, 2026 and July 25, 2025 was not material.

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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 31, 2026	July 25, 2025
Numerator:
Net income attributable to ordinary shareholders	$1,470	$1,040
Denominator:
Basic – weighted average shares outstanding	1,279.8	1,281.6
Effect of dilutive securities:
Employee stock options	0.1	0.2
Employee restricted stock units	3.0	3.1
Employee performance share units	2.3	2.2
Diluted – weighted average shares outstanding	1,285.1	1,287.1
Basic earnings per share	$1.15	$0.81
Diluted earnings per share	$1.14	$0.81
The calculation of weighted average diluted shares outstanding excludes stock options, restricted stock units, and performance share units of approximately 25 million ordinary shares for the three months ended July 31, 2026 and 24 million ordinary shares for the three months ended July 25, 2025, because their effect would have been anti-dilutive on the Company’s earnings per share.
13. Stock-Based Compensation
The following table presents the components of stock-based compensation expense for stock options, restricted stock, performance share units, and employee stock purchase plan shares recognized for the three months ended July 31, 2026 and July 25, 2025:

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Stock options	$8	$10
Restricted stock	62	49
Performance share units	43	16
Employee stock purchase plan	13	11
Total stock-based compensation expense	$125	$86

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, post-retirement medical plans, defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost (credit) of the defined benefit pension plans included the following components for the three months ended July 31, 2026 and July 25, 2025:

	U.S.		Non-U.S.
	Three months ended
(in millions)	July 31, 2026	July 25, 2025	July 31, 2026	July 25, 2025
Service cost	$12	$12	$12	$11
Interest cost	42	42	14	12
Expected return on plan assets	(63)	(64)	(20)	(18)
Amortization of prior service cost	(1)	(1)	—	—
Amortization and settlement recognition of actuarial loss (gain)	5	5	1	1
Net periodic benefit cost (credit)	$(4)	$(6)	$7	$6
Components of net periodic benefit cost (credit) other than the service component are recognized in other non-operating expense (income), net in the condensed consolidated statements of income.
15. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive loss (AOCL), net of tax, and by component:

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized (Loss) Gain on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
April 24, 2026	$(15)	$(2,447)	$(1,024)	$(498)	$(116)	$(4,101)
Other comprehensive income (loss) before reclassifications	(47)	(479)	695	—	163	333
Reclassifications	—	—	—	1	10	10
Other comprehensive income (loss)	(48)	(479)	695	1	173	342
July 31, 2026	$(63)	$(2,925)	$(329)	$(499)	$57	$(3,759)

(in millions)	Unrealized (Loss) Gain on Investment Securities	Cumulative Translation Adjustments	Net Investment Hedges	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
April 25, 2025	$(63)	$(2,835)	$(597)	$(640)	$(149)	$(4,284)
Other comprehensive income (loss) before reclassifications	18	348	(559)	(1)	(134)	(327)
Reclassifications	1	—	—	2	5	8
Other comprehensive income (loss)	19	348	(559)	1	(128)	(319)
July 25, 2025	$(44)	$(2,487)	$(1,156)	$(641)	$(276)	$(4,604)
The income tax on gains and losses on investment securities and retirement obligations in other comprehensive income (loss) before reclassifications and the income taxes on realized gains and losses on investment securities and gains and losses on defined benefit and pension items reclassified from AOCL during the three months ended July 31, 2026 and July 25, 2025 were not material. For the three months ended July 31, 2026 and July 25, 2025 there was no income tax on cumulative translation adjustments.
The income tax on net investment hedges in other comprehensive income (loss) before reclassifications during the three months ended July 31, 2026 and July 25, 2025, was an expense of $41 million and a benefit of $23 million, respectively. Refer to Note 8 for additional information.
The income tax on unrealized gains and losses on cash flow hedges in other comprehensive income (loss) before reclassifications during the three months ended July 31, 2026 was an expense of $30 million and during the three months ended July 25, 2025, was not material. During

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the three months ended July 31, 2026 and July 25, 2025, gains and losses on cash flow hedges reclassified from AOCL were reduced by an immaterial amount of income taxes. Refer to Note 8 for additional information.
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
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the condensed consolidated statements of income and includes accrued certain litigation in other accrued expenses and other liabilities in the condensed consolidated balance sheets. The Company recognized no certain litigation charges, net, during the three months ended July 31, 2026. During the three months ended July 25, 2025, the Company recognized $27 million certain litigation charges, net. At both July 31, 2026 and April 24, 2026, accrued certain litigation was approximately $0.2 billion. The ultimate cost to the Company with respect to this litigation is difficult to predict, and the cost of any litigation, including litigation subject to accruals, could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.
Product Liability Matters
Hernia Mesh Litigation
Starting in fiscal year 2020, plaintiffs began filing lawsuits against certain subsidiaries of the Company in U.S. state and federal courts that allege personal injury from hernia mesh products sold by those subsidiaries. As of August 5, 2026, the Company and certain of its subsidiaries have been named as defendants in lawsuits filed on behalf of approximately 10,500 individual plaintiffs, and certain plaintiffs’ law firms have advised the Company that they may file additional cases in the future. Approximately 7,450 plaintiffs have pending lawsuits in a coordinated proceeding in Massachusetts state court, where they have been consolidated before a single judge. Approximately 500 plaintiffs have pending lawsuits in a coordinated action in Minnesota state court, and there are approximately 2,400 actions coordinated in a federal Multidistrict Litigation (MDL) in the U.S. District Court for the District of Massachusetts plus fewer than ten one-off cases filed in other courts. There are approximately 150 claims outside of the U.S. The pending lawsuits relate almost entirely to hernia mesh products that have not been subject to recalls, withdrawals, or other adverse regulatory action. The hernia mesh docket is made up of cases involving a variety of products, defect theories, and alleged injuries involving patients who have a variety of risk factors for complications.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The first MDL trial took place in the U.S. District Court for the District of Massachusetts in July and August 2026. On August 4, 2026, the jury returned a verdict in favor of the plaintiffs, awarding $88 million in damages. The Company believes that the verdict and damage award are inconsistent with the law and evidence at trial. The Company has strong arguments to challenge the verdict and damage award, and if necessary, will appeal to the appropriate appellate courts.
In assessing whether the Company should record an expense related to the jury verdict, we considered various factors, including the legal and factual circumstances of the case, the planned post-trial proceedings, applicable law, and the basis for the post-trial challenges we expect to mount. In light of the remaining post-trial motions and appeal, the ultimate result of this litigation remains uncertain. It is reasonably possible that as a result of post-trial challenges, including an appeal, some or all of the jury’s verdict and damages award could be overturned. An estimate of the ultimate loss or range of losses is not possible at this time. Accordingly, we have determined, in accordance with applicable accounting principles, a loss or range of losses that we may incur is not probable at this time and have therefore not recorded a liability related to this verdict.
The Company recognized certain litigation charges in fiscal year 2026 in connection with certain of these matters, and the Company's accrued expenses for these matters are included within accrued litigation as discussed above.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Diabetes operating unit in U.S. state and federal courts alleging personal injury, including deaths, from Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. As of August 7, 2026, there are 27 lawsuits filed on behalf of 105 individuals. Plaintiffs’ firms previously notified the Company that they may file additional lawsuits in the future on behalf of several thousand additional claimants. Most of the filed suits are coordinated in California state court. These lawsuits relate to products made by MiniMed. While the Company is a named defendant in these suits, as a result of the IPO, MiniMed will be responsible for any financial liabilities resulting therefrom. The Company recognized certain litigation charges in fiscal year 2026 in connection with certain of these matters, and the Company's accrued expenses for these matters are included within accrued litigation as discussed above.
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
A jury trial was held in the U.S. District Court for the Central District of California from January 20, 2026, to February 4, 2026. On February 5, 2026, the jury returned a verdict in favor of Applied, awarding Applied $382 million in damages, which will be automatically trebled by the court as required by law. In addition, we expect that Applied will seek attorneys’ fees and reasonable costs, an estimate of which is not available at this time. Applied is also seeking injunctive relief, which will be argued before the Court in October 2026. The Company believes that the jury’s decision and amounts awarded are inconsistent with the law and evidence at trial and plans to appeal with the appropriate appellate courts. The Company plans to post surety bonds in the amount directed by the court once final judgment has been entered.
In assessing whether the Company should record an expense related to the jury verdict, we considered various factors, including the legal and factual circumstances of the case, the planned post-trial proceedings, applicable law, and the likelihood that the jury’s award will be upheld on appeal. In light of all those factors, the ultimate result of this litigation remains uncertain. It is reasonably possible that as a result of an appeal, that none, some, or all of the jury’s verdict and other relief sought might ultimately be awarded, and an estimate of the ultimate loss or range of losses is not possible at this time. Accordingly, as a result of this review, we have determined, in accordance with applicable accounting principles, a loss or range of losses that we may incur is not probable at this time and have therefore not recorded a liability for this matter.
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

Medtronic plc
Notes to Condensed Consolidated Financial Statements
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
In July 2024, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. The decree was formalized into law in August 2025. As a result, the Company decreased its liability pertaining to these years by $39 million during fiscal year 2026, as an increase to net sales in the condensed consolidated statements of income. Discussions are ongoing between the Italian government and industry groups related to the applicability of this legislation for years 2019 and beyond, as such, it is possible that the amount of the Company’s liability could materially differ from the amount currently accrued.
Mallinckrodt Bankruptcy Litigation
Certain of the Company’s affiliates are defendants in a lawsuit brought by a trust created in the bankruptcy of Mallinckrodt PLC (the “Trust”) in Delaware bankruptcy court. The Trust claims that Covidien LP spun off its pharmaceuticals business, Mallinckrodt, in 2013 to avoid potential liability relating to opioids. In January 2024, the Delaware bankruptcy court granted in part and denied in part an early-stage motion to dismiss all claims, finding that the claims alleging actual fraudulent transfer and alter ego or related liability could go forward, while dismissing the claims alleging constructive fraudulent transfer and breaches of fiduciary duty. In August 2025, the court granted in part and denied in part a motion for summary judgment filed by the Company’s affiliates arguing the Trust’s claims should be dismissed as a matter of law based on application of a safe harbor provision of the bankruptcy code. The case will now proceed to discovery into the merits of the Trust’s intentional fraudulent transfer and related claims. The Company’s affiliates believe they have substantial legal and factual defenses and intend to defend themselves vigorously. The Company has not recorded a liability in connection with this matter because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
Income Taxes
In March 2009, the IRS issued its audit report on Medtronic, Inc. for fiscal years 2005 and 2006. Medtronic, Inc. reached agreement with the IRS on some, but not all matters related to these fiscal years. The remaining unresolved issue for fiscal years 2005 and 2006 relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites. The Tax Court reviewed this dispute, and in June 2016, issued an opinion with respect to the allocation of income between the parties for fiscal years 2005 and 2006 whereby it generally rejected the IRS’s position, but also made certain modifications to the Medtronic, Inc. tax returns as filed. In April 2017, the IRS filed a Notice of Appeal to the U.S. Court of Appeals for the Eighth Circuit (the "Appellate Court") regarding the Tax Court opinion. The Appellate Court issued its opinion in August 2018 and remanded the case back to the Tax Court for additional factual findings. The Tax Court issued its second opinion in August 2022, the IRS filed a Notice of

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Appeal to the Appellate Court in September 2023, and Medtronic subsequently filed a cross-appeal in October 2023. In September 2025, the Appellate Court remanded the case back to the Tax Court for additional proceedings. The matter is currently before the Tax Court, but the parties have requested that the court stay proceedings to permit the parties to discuss the potential for a resolution of the matter. In the absence of any such resolution, we expect the proceedings to resume in the Tax Court.
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
We also enter into standby letters of credit agreements, bank guarantees, and surety bonds with financial institutions to support various performance and other obligations, as well as ongoing tax matters. As of July 31, 2026, the aggregated amount outstanding under these instruments was approximately $1.3 billion.
The Company believes the ultimate resolution of the above guarantees is not expected to have a material effect on the Company’s consolidated earnings, financial position, and/or cash flows.
17. Segment and Geographic Information
The Company had changes to its reportable segments during the fourth quarter of fiscal year 2026. Although the Diabetes Business did not historically meet the quantitative thresholds to be considered a reportable segment, the Company has historically presented the Diabetes Business as a reportable segment because management deemed the information useful to investors. As a result of the MiniMed IPO, management no longer believes segment information about the Diabetes Business is useful to investors given the temporary nature of ownership as the Company has stated its intent to divest its remaining interest in MiniMed within fiscal year 2027 and the lack of strategic significance to ongoing operations. The Diabetes Business operating segment results are aggregated with the Other operating segment within the reconciliations below. Additionally, during the first quarter of fiscal year 2027, a product line moved from the Medical Surgical Portfolio to the Neuroscience Portfolio. Prior period information has been recast to conform to the current year presentation.
Since the fourth quarter of fiscal year 2026, the Company has three reportable segments: Cardiovascular Portfolio, Neuroscience Portfolio, and Medical Surgical Portfolio. The chief operating decision maker (CODM) is our Chief Executive Officer (CEO) and has chosen to organize the entity based upon therapy solutions provided by each segment. The three reportable segments are strategic businesses that are managed separately, as each one develops and manufactures products and provides services oriented toward targeted therapy solutions.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 2026. Certain depreciable assets may be recorded by one segment, while the depreciation expense is allocated to another segment. The allocation of depreciation expense is based on the proportion of the assets used by each segment. The CODM is not regularly provided with expenditures for additions to long-lived assets.
The following tables present reconciliations of financial information from the segments to the applicable line items in the Company's condensed consolidated financial statements:
Segment Operating Profit

	Three months ended July 31, 2026
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Total
Net sales	$3,927	$2,678	$2,279	$8,884
Reconciliation of revenues
Other operating segments net sales(1)				872
Total consolidated net sales				$9,756

Less:
Cost of products sold, excluding amortization of intangible assets	1,308	786	919	3,013
Research and development expense	303	163	189	656
Selling, general, and administrative expense	1,269	922	681	2,872
Other segment items(2)	14	13	5	32
Reportable segment operating profit	$1,033	$793	$485	$2,311
Reconciliation of segment profit / (loss)
Other operating segments profit(1)				74
Currency and other				(69)
Interest expense, net				(186)
Other non-operating expense (income), net				190
Amortization of intangible assets				(412)
Restructuring and associated costs				(89)
Acquisition and divestiture-related items				(50)
Income before income taxes				$1,769

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended July 25, 2025
(in millions)	Cardiovascular	Neuroscience	Medical Surgical	Total
Net sales	$3,285	$2,427	$2,073	$7,785
Reconciliation of revenues
Other operating segments net sales(1)				755
Other adjustments(3)				39
Total consolidated net sales				$8,578

Less:
Cost of products sold, excluding amortization of intangible assets	1,132	724	812	2,668
Research and development expense	280	157	169	606
Selling, general, and administrative expense	1,060	831	605	2,497
Other segment items(2)	(15)	2	1	(12)
Reportable segment operating profit	$828	$713	$486	$2,027
Reconciliation of segment profit / (loss)
Other operating segments profit(1)				37
Currency and other				(47)
Interest expense, net				(176)
Other non-operating expense (income), net				33
Amortization of intangible assets				(459)
Restructuring and associated costs				(67)
Acquisition and divestiture-related items				(58)
Certain litigation charges, net				(27)
Other adjustments(3)				39
Income before income taxes				$1,302
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited, divested, or intends to separate, including the Diabetes Business.
(2)Other segment items for the Cardiovascular, Neuroscience, and Medical Surgical segments include royalty expense. The Cardiovascular segment for both periods also include income from funded research and development arrangements.
(3)Includes adjustments to the Company's Italian payback accruals resulting from the June 30, 2025 Legislative Decree published by the Italian government for years 2015 to 2018.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total Assets and Depreciation Expense

	Total Assets		Depreciation Expense
	As of		Three months ended
(in millions)	July 31, 2026	April 24, 2026	July 31, 2026	July 25, 2025
Cardiovascular	$17,517	$17,553	$71	$64
Neuroscience	19,942	18,514	78	77
Medical Surgical	31,905	32,535	65	54
Total reportable segments	69,364	68,602	215	194
Other operating segments(1)	4,747	4,827	34	31
Corporate	19,195	19,598	69	64
Total	$93,306	$93,028	$317	$289
(1)Includes the operations and ongoing transition agreements from businesses the Company has exited, divested, or intends to separate, including the Diabetes Business.
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three months ended July 31, 2026 and July 25, 2025 for the Company's country of domicile, countries with significant concentrations, and all other countries:

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Ireland	$40	$33

United States	4,906	4,224
Rest of world	4,810	4,321
Total other countries, excluding Ireland	9,716	8,545
Total	$9,756	$8,578
18. MiniMed Separation
On March 9, 2026, MiniMed completed an initial public offering of 28,000,000 shares of its common stock, par value $0.01 per share (MiniMed Common Stock), at an initial public offering price of $20.00 per share for net proceeds of $538 million. MiniMed shares began trading on the Nasdaq Global Select Market (Nasdaq) under the symbol "MMED."
As of the closing of the IPO, Medtronic owns 252,813,348 shares of MiniMed Common Stock, or approximately 90.03% of the total outstanding shares of MiniMed Common Stock. There were no changes to the number of shares the Company owned as of July 31, 2026. Due to the Company retaining a controlling financial interest, the condensed consolidated financial statements reflect the financial results of MiniMed. As of March 9, 2026, the non-controlling interest associated with MiniMed was $381 million. The difference between the net proceeds from the IPO and the non-controlling interest balance is recognized in additional paid-in capital on the condensed consolidated balance sheets.
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
The Company plans to complete the separation of its Diabetes Business within the fiscal year.

Medtronic plc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. Subsequent Events
Subsequent to quarter-end, in August 2026, the Company entered into a cross-currency swap derivative contract with a notional amount of $1.0 billion. This cross-currency swap derivative contract is designated as a net investment hedge of our Chinese Renminbi (CNY) denominated exposures from our investments in certain of our CNY denominated functional currency subsidiaries.

Additionally, on September 1, 2026, the Company announced a strategic partnership with Cornerstone Robotics (Cornerstone), an innovative surgical robotics company that shares Medtronic’s commitment to advancing minimally invasive surgery and improving accessibility to the latest in surgical care worldwide. This partnership includes an investment in Cornerstone and the rights to distribute Cornerstone’s Sentire surgical system in select markets outside the U.S. where the system is market approved. The Company paid approximately $700 million in cash for this investment in the second quarter of fiscal year 2027, which will be an increase primarily in other assets in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic plc and its subsidiaries (Medtronic plc, Medtronic, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, this discussion and analysis should be read along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2026, as filed with the Securities and Exchange Commission (SEC) on June 18, 2026. In addition, this discussion and analysis should be read along with our condensed consolidated financial statements and related notes thereto at and for the three months ended July 31, 2026. Amounts reported in millions within this quarterly report are computed based on the actual amounts, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
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
As presented in the "GAAP to Non-GAAP Reconciliations" section on the following pages, our non-GAAP financial measures exclude the impact of amortization of intangible assets and certain charges or benefits that contribute to or reduce earnings and that may affect financial trends. These measures include certain charges or benefits that result from transactions or events that we believe may or may not recur with similar materiality or impact our operations in future periods (non-GAAP adjustments).
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
Fiscal year 2027 is a 53-week fiscal year, with the extra week occurring in the first fiscal month of the first quarter and included in the three months ended July 31, 2026 results.
The following is a summary of net sales, diluted earnings per share, and operating cash flow for the three months ended July 31, 2026:

NET SALES

(in billions)

$9.8
$8.6
July 31, 2026
July 25, 2025

DILUTED EPS

GAAP
Non-GAAP
$1.14
$1.45
$0.81
$1.26
July 31, 2026
July 25, 2025

OPERATING CASH FLOW

(in billions)

$1.8
$1.1
July 31, 2026
July 25, 2025

$9.8B
GAAP

Net sales increased $1.2B primarily driven by growth in most businesses, including the impact of the extra week in the Company's fiscal year 2027, and foreign currency fluctuations, partially offset by changes in estimates relating to our Italian payback accrual.

$1.14
GAAP

Diluted EPS increased $0.33 or 40.7% primarily due to an increase in net sales and investment gain and loss activity, offset by an increase in cost of goods sold and selling, general and administrative expenses.

$1.45
Non-GAAP

Non-GAAP Diluted EPS increased $0.19 or 15.1% primarily due to an increase in net sales, offset by an increase in cost of goods sold, and selling, general, and administrative expenses.

$1.8B
GAAP

GAAP to Non-GAAP Reconciliations
The tables below present our GAAP to non-GAAP reconciliations for the three months ended July 31, 2026 and July 25, 2025:

	Three months ended July 31, 2026
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,769	$289	$1,470	$1.14	16.4%
Non-GAAP adjustments:
Amortization of intangible assets	412	75	337	0.26	18.2
Restructuring and associated costs(1)	89	19	70	0.05	21.2
Acquisition and divestiture-related items(2)	50	9	41	0.03	18.2
(Gain)/loss on minority investments(3)	(64)	—	(64)	(0.05)	(0.1)
Certain tax adjustments, net(4)	—	(5)	5	—	—
Non-GAAP	$2,257	$387	$1,860	$1.45	17.2%

	Three months ended July 25, 2025
(in millions, except per share data)	Income Before Income Taxes	Income Tax Provision (Benefit)	Net Income attributable to Medtronic	Diluted EPS	Effective Tax Rate
GAAP	$1,302	$255	$1,040	$0.81	19.6%
Non-GAAP adjustments:
Amortization of intangible assets(5)	459	85	374	0.29	18.5
Restructuring and associated costs(1)	67	15	51	0.04	22.4
Acquisition and divestiture-related items(2)	58	10	48	0.04	17.2
Certain litigation charges, net	27	6	21	0.02	22.2
(Gain)/loss on minority investments(3)	113	7	107	0.08	6.2
Other(6)	(39)	(8)	(30)	(0.02)	20.5
Certain tax adjustments, net(4)	—	(16)	16	0.01	—
Non-GAAP	$1,987	$354	$1,626	$1.26	17.8%
(1)The charges primarily relate to employee termination benefits, facility related and contract termination costs, and asset write offs.
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
(4)The net charges for the three months ended July 31, 2026 and July 25, 2025, primarily relate to amortization of previously established deferred tax assets arising from previous intercompany intellectual property transactions. The net charges for the three months ended July 31, 2026, were partially offset by the release of reserves for uncertain tax positions on prior period intercompany transactions.
(5)The Company recognized $45 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio.
(6)Reflects adjustments to the Company's Italian payback accruals resulting from the June 30, 2025 Legislative Decree published by the Italian government for years 2015 to 2018.

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

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Net cash provided by operating activities	$1,793	$1,088
Additions to property, plant, and equipment	(503)	(504)
Free cash flow	$1,290	$584
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
•Recent developments in global trade policy have introduced new uncertainties for our business. The U.S., China, and other jurisdictions have recently imposed or proposed additional tariffs on imported goods. While we are taking proactive steps to mitigate the effects of these tariffs, the evolving nature of international trade policy continues to present a risk to our cost structure and financial performance. On February 20, 2026, the U.S. Supreme Court ruled that President Trump's tariff policies under the International Emergency Economic Powers Act ("IEEPA") are unconstitutional. Following that ruling, U.S. Customs and Border Protection ("CBP") implemented procedures for the processing of IEEPA tariff refunds, and the Company has participated in those processes where appropriate. We continue to monitor developments in global trade policy, including changes to tariff regimes and related administrative actions. The impact of such developments, including further escalation or expansion of trade barriers, could have a material adverse effect on our results of operations.
•The planned exit of certain businesses, including our Diabetes Business, may involve separation activities, costs, and risks associated with transitioning operations, arrangements, and infrastructure. The timing and execution of these activities, as well as any related disposition steps, could affect our future results and financial condition.

NET SALES
Starting in the first quarter of fiscal year 2027, the Cardiovascular Portfolio divisions transitioned from Cardiac Rhythm & Heart Failure, Structural Heart & Aortic, and Coronary & Peripheral Vascular to Electrophysiology Therapies (EPT), Interventional Cardiology Therapies (ICT), CardioVascular Surgery (CVS), and Peripheral Vascular Health (PVH). Our EPT division includes the Cardiac Rhythm Management and the Cardiac Ablation businesses. Our ICT division includes the Coronary and Renal Denervation and the Structural Heart businesses. Our CVS division includes the Cardiac Surgery and the Aortic businesses. Our PVH division includes the Peripheral Vascular Health business. Additionally, a product line from the Medical Surgical Portfolio in the Surgical & Endoscopy division moved to the Neuroscience Portfolio in the Neuromodulation division. Starting in the fourth quarter of fiscal year 2026, the Diabetes Business was no longer considered a reportable segment. Prior period net sales have been recast to conform to the new presentation.
The charts below illustrate the percent of net sales by business for the three months ended July 31, 2026 and July 25, 2025:

The table below illustrates net sales by segment and division and market geography for the three months ended July 31, 2026 and July 25, 2025:

	Three months ended
(in millions)	July 31, 2026	July 25, 2025	% Change
Electrophysiology Therapies	$2,218	$1,712	30%
Interventional Cardiology Therapies	894	834	7
CardioVascular Surgery	477	436	9
Peripheral Vascular Health	338	302	12
Cardiovascular	3,927	3,285	20
Cranial & Spinal Technologies	1,365	1,211	13
Specialty Therapies	774	702	10
Neuromodulation	539	514	5
Neuroscience	2,678	2,427	10
Surgical & Endoscopy	1,740	1,601	9
Acute Care & Monitoring	539	471	14
Medical Surgical	2,279	2,073	10
Reportable segment net sales	8,884	7,785	14
Diabetes	843	721	17
Other operating segment(1)	29	33	(12)
Other adjustments(2)	—	39	NM(3)
Total net sales	$9,756	$8,578	14%

	U.S.			International
	Three months ended			Three months ended
(in millions)	July 31, 2026	July 25, 2025	% Change	July 31, 2026	July 25, 2025	% Change
Cardiovascular	$1,853	$1,479	25%	$2,074	$1,806	15%
Neuroscience	1,813	1,624	12	864	803	8
Medical Surgical	982	884	11	1,297	1,188	9
Reportable segment net sales	4,649	3,988	17	4,236	3,797	12
Diabetes	240	217	11	603	504	20
Other operating segment(1)	17	20	(12)	12	14	(14)
Other adjustments(2)	—	—	—	—	39	NM(3)
Total net sales	$4,906	$4,224	16%	$4,850	$4,354	11%
(1)Includes operations and ongoing transition agreements from businesses the Company has exited or divested.
(2)Reflects adjustments to the Company's Italian payback accruals as further described below.
(3)Not meaningful (NM).
The increase in net sales for the three months ended July 31, 2026, as compared to the corresponding period in the prior fiscal year, was driven primarily by growth in most businesses, as further described in the business sections below, including an extra week occurring in the first fiscal month of the first fiscal quarter in 2027 with an estimated benefit to reported growth of approximately $570 million and by impacts of foreign currency fluctuations. In addition, the net sales were partially offset by changes in estimates relating to our Italian payback accrual resulting from the Legislative Decree published by the Italian government in June 2025 and formalized into law in August 2025 for years 2015 to 2018. For the three months ended July 25, 2025, the accrual decreased by $39 million as an adjustment to net sales in the condensed consolidated statements of income.
Cardiovascular
Cardiovascular products include pacemakers, insertable cardiac monitors, cardiac resynchronization therapy devices, implantable cardioverter defibrillators, leads and delivery systems, products for the treatment of atrial fibrillation, information systems for the management of patients with Electrophysiology Therapy devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, balloons and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products, and renal denervation systems for the treatment of hypertension. Cardiovascular also includes Care Management Services and Cath Lab Managed Services (CLMS) within the Electrophysiology Therapies division. Cardiovascular's net sales for the three months ended July 31, 2026 were $3.9 billion, an increase of 20 percent, as compared to the corresponding period in the prior fiscal year, resulting from growth across most businesses.
The graphs below illustrate the percent of Cardiovascular net sales by division for the three months ended July 31, 2026 and July 25, 2025:
Electrophysiology Therapies (EPT) net sales for the three months ended July 31, 2026 increased 30 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by Cardiac Ablation Solutions due to growth in the pulsed field ablation portfolio and Cardiac Rhythm Management due to growth in Cardiac Pacing Therapies and Defibrillation Solutions.
Interventional Cardiology Therapies (ICT) net sales for the three months ended July 31, 2026 increased 7 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by TAVR, Symplicity Spyral renal denervation system, guide catheters and balloons.
CardioVascular Surgery (CVS) net sales for the three months ended July 31, 2026 increased 9 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by Aortic and growth in Cardiac Surgery due to growth in Avalus Ultra surgical valve and VitalFlow ECMO system.
Peripheral Vascular Health (PVH) net sales for the three months ended July 31, 2026 increased 12 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by growth in Peripheral Vascular and endoVenous.
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
•Continued global penetration of our Micra transcatheter pacing portfolio.
•Continued global growth of Azure pacing system.
•Continued acceptance and growth of the SelectSecure 3830 lead.

•Continued growth and acceptance of Reveal LINQ and expansion of the LINQ II cardiac monitor.
•Continued acceptance, adoption, and growth of our innovative portfolio of products in the Electrophysiology Therapies division, including the PulseSelect pulsed field ablation system and the Affera mapping and ablation system with Sphere-9 catheter.
•Continued growth and market acceptance of the Affera Mapping and Ablation System, Sphere-9 catheter, and Sphere-360 pulsed field ablation single-shot catheter. The Sphere-360 catheter received CE Mark in January 2026. In August 2026, there was an expanded CE Mark indication for Affera Mapping and Ablation System and Sphere-9 catheter for treatment of ventricular arrhythmias.
•Continued acceptance and growth of the self-expanding CoreValve Evolut transcatheter aortic valve replacement (TAVR) platform. This includes Evolut PRO+ which provides enhanced hemodynamics, reliable delivery, enhanced durability, advanced sealing, and Evolut FX, a system designed to improve the overall procedural experience through enhancements in deliverability, implant visibility, and deployment stability. The Evolut FX+ TAVR system maintains the valve performance benefits of the legacy Evolut TAVR platform and is designed to facilitate coronary access.
•Continued acceptance and growth of the Onyx Frontier drug-eluting stent (DES) platform. Onyx Frontier is a DES that introduces an enhanced delivery system and is used for complex percutaneous coronary intervention (PCI).
•Continued acceptance and growth of Prevail, Paclitaxel Coated PTCA Balloon Catheter.
•Strengthening our position in the Interventional Cardiology Therapies division as a result of the April 2026 acquisition of CathWorks Ltd. The acquisition expands the ICT division by aiming to transform how coronary artery disease is diagnosed and treated.
•Market acceptance and reimbursement for the Symplicity Spyral renal denervation system, also known as the Symplicity blood pressure procedure, for the treatment of hypertension. The U.S. Centers for Medicare and Medicaid Services (CMS) finalized National Coverage Determination in October 2025.
•Continued acceptance and growth VitalFlow ECMO. An accessory to VitalFlow EMCO system, VitalFlow Transport Frame Air and Ground, received CE Mark in May 2026.
•Market acceptance and growth of the Penditure LAA Exclusion System. The system received CE Mark in October 2025.
•Acceptance and growth of IN.PACT 018 drug-coated balloons (DCB). IN.PACT 018 adds to the existing IN.PACT Admiral DCB portfolio and is used to treat femoropopliteal disease.
•Continued market acceptance and growth of the Neuroguard IEP stenting system for carotid stenting procedures through our distribution agreement with Contego Medical.
•Continued market acceptance and growth of the Liberant mechanical thrombectomy system.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline.
Neuroscience
Neuroscience's products include various spinal implants, bone graft substitutes, biologic products, image-guided surgery and intra-operative imaging systems, robotic guidance systems used in the robot-assisted spine procedures, and systems that incorporate advanced energy surgical instruments. Neuroscience's products also focus on therapies to treat the diseases of the vasculature in and around the brain, including coils, neurovascular stents, and flow diversion products, as well as products to treat the ear, nose, and throat (ENT), and the treatment of overactive bladder and urinary retention. Neuroscience also manufactures products related to implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, and epilepsy. Neuroscience’s net sales for the three months ended July 31, 2026 was $2.7 billion, an increase of 10 percent, as compared to the corresponding period in the prior fiscal year, resulting from growth across most businesses.

The graphs below illustrate the percent of Neuroscience net sales by division for the three months ended July 31, 2026 and July 25, 2025:
Cranial & Spinal Technologies (CST) net sales for the three months ended July 31, 2026 increased 13 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by the continued adoption of the AiBLE ecosystem of spine implants and enabling technology with growth in Core Spine and Neurosurgery.
Specialty Therapies (Specialty) net sales for the three months ended July 31, 2026 increased 10 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by growth in the Altaviva implantable tibial neuromodulation system, ENT, and Neurovascular, primarily driven by the Scientia acquisition and Flow Diversion, partially offset by the Pipeline Vantage recall.
Neuromodulation (NM) net sales for the three months ended July 31, 2026 increased 5 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was driven by Pain Stim and the Percept RC neurostimulator with BrainSense technology.
In addition to the macroeconomic and geopolitical factors described in the Executive Level Overview, looking ahead we expect Neuroscience could be affected by the following:
•Continued global adoption, growth, and market acceptance of integrated solutions through the AiBLE offering, which integrates spinal implants with enabling technologies (StealthStation, O-arm surgical imaging system, and Midas Rex), Mazor robotic guidance platform, and UNiD patient-specific rods with AI-driven technology for surgical planning and personalized spinal implants. The Stealth AXiS surgical system received U.S. FDA approval for spinal procedures in February 2026, followed by expanded approval for cranial and ENT applications in March 2026. The system received CE mark approval for spinal and cranial procedures in April 2026, and for ENT procedures in June 2026. The system incorporates navigation workflows with a modular robotic architecture.
•Market acceptance and continued global adoption of innovative spine products and procedural solutions within our CST operating unit, such as Catalyft PL & PL40, CD Horizon ModuLeX and Voyager Systems, and our Infinity OCT systems, as well as continued growth from Titan spine titanium interbody implants with Nanolock technology.
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
•Continued global adoption, growth, and market acceptance of our ENT therapies, including the intraoperative NIM Vital nerve monitoring system, the Propel sinus implants used in the treatment of chronic rhinosinusitis, and global capital equipment sales of the StealthStation ENT surgical navigation system and the U.S. FDA approved Stealth AXiS Surgical System for ENT applications, which received approval in March 2026, followed by CE mark approval in June 2026.
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
•Continued market acceptance and growth of the Neuroguard IEP stenting system for carotid stenting procedures through our distribution agreement with Contego Medical.
•Strengthening our Specialty Therapies division as a result of the June 2026 acquisition of Scientia Vascular. The acquisition expands the Specialty Therapies division by treating complex neurovascular conditions. Additionally, strengthening our Neuromodulation division through the SPR Therapeutics July 2026 acquisition. The acquisition aids temporary peripheral nerve stimulation (PNS) technology, enabling earlier intervention for chronic pain sufferers.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which include the hemorrhagic stroke device, our next-generation spine enabling technologies, and the implantable tibial bladder control stimulator.
Medical Surgical
Medical Surgical’s products span the entire continuum of patient care from diagnosis to recovery, with a focus on diseases of the gastrointestinal tract, lungs, pelvic region, obesity, and preventable complications. The products include those for advanced and general surgical products, surgical stapling devices, vessel sealing instruments, wound closure, electrosurgery products, hernia mechanical devices, mesh implants, advanced ablation, interventional lung, airway products, and sensors and monitors for pulse oximetry, capnography, level of consciousness and cerebral oximetry. Medical Surgical's net sales for the three months ended July 31, 2026 was $2.3 billion, an increase of 10 percent as compared to the corresponding period in the prior fiscal year, resulting from growth across most businesses.

The graphs below illustrate the percent of Medical Surgical net sales by division for the three months ended July 31, 2026 and July 25, 2025:
Surgical & Endoscopy (SE) net sales for the three months ended July 31, 2026 increased 9 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to growth in Surgical, with strength in LigaSure vessel sealing technology, V-Loc barbed sutures, ProGrip self-gripping polyester mesh, Hugo robotic assisted surgery (RAS) system, and Endoscopy.
Acute Care & Monitoring (ACM) net sales for the three months ended July 31, 2026 increased 14 percent as compared to the corresponding period in the prior fiscal year. The net sales increase was primarily due to growth in Nellcor pulse oximetry and McGRATH MAC video laryngoscope, and Microstream Capnography.
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

•Global adoption of robotic-assisted surgery and the safe and effective use of the Hugo RAS system, including system reliability and acceptability, for urologic, bariatric, gynecologic, hernia, and general surgery procedures. This includes continued integration and adoption of Touch Surgery Enterprise with the first artificial intelligence (AI) powered surgical videos and analytics platform to make it easier to analyze performance, train, and discover new techniques within the robotics platform. The Hugo RAS system is designed to help reduce unwanted variability, improve patient outcomes, and, by extension, lower per procedure cost. LigaSure RAS vessel-sealing technology received CE Mark in July 2025, expanding Hugo RAS system capabilities for gynecologic, general, and urologic procedures. The Hugo RAS system received U.S. FDA clearance for use in urologic surgical procedures in December 2025.
•Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval of, and commercialize the products within our pipeline, which includes future indications and instrument expansions for our Hugo RAS system in the U.S. and the adoption of AI in Endoscopy and Digital Surgical Technologies.
Diabetes
Diabetes' products include insulin pumps, continuous glucose monitoring (CGM) systems, and consumables. Diabetes' net sales for the three months ended July 31, 2026 was $843 million, an increase of 17% as compared to the corresponding period in the prior fiscal year. The net sales increase was primarily driven by growth in the U.S. due to the commercial launch of MiniMed Flex with Simplera Sync and continued international growth due to the continued adoption of the MiniMed 780G AID system, including the Simplera Sync and Instinct sensors.
Refer to the Executive Level Overview for other factors that could impact the Diabetes Business.
COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percent of net sales for the three months ended July 31, 2026 and July 25, 2025:
Cost of Products Sold Cost of products sold for the three months ended July 31, 2026 was $3.4 billion as compared to $3.0 billion for the corresponding period in the prior fiscal year. Cost of products sold as a percentage of net sales for the three months ended July 31, 2026 was flat as compared to the corresponding period in the prior fiscal year, which was primarily driven by favorable pricing and cost-down initiatives, partially offset by unfavorable mixes. The year-over-year impact of tariffs did not have a material impact when including the benefit of refunds.
Research and Development Expense We remain committed to deliver the best possible experiences for patients, physicians, and caregivers we serve; to create technologies that expand what’s possible across the human body to transform lives; to turn data and insights into real action to serve patient needs, improving care; and to expand healthcare access and deliver positive outcomes. Research and development expense for the three months ended July 31, 2026 was $771 million as compared to $726 million for the corresponding period in the prior fiscal year.

Selling, General, and Administrative Expense Our goal is to continue to leverage selling, general, and administrative expense management initiatives. Selling, general, and administrative expense primarily consists of salaries and wages, other administrative costs, such as professional fees and marketing expenses, and certain acquisition and divestiture-related costs. Selling, general, and administrative expense for the three months ended July 31, 2026 was $3.2 billion as compared to $2.8 billion for the corresponding period in the prior fiscal year. The increase in selling, general, and administrative expense was primarily due to increased selling expenses in line with sales growth and new product launches and related commercialization activities.
The following is a summary of other costs and expenses (income):

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Amortization of intangible assets	$412	$459
Restructuring charges, net	72	45
Certain litigation charges, net	—	27
Other operating expense (income), net	123	70
Other non-operating expense (income), net	(190)	(33)
Interest expense, net	186	176
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of customer relationships, purchased technology and patents, trademarks, tradenames, and other intangible assets.
The decrease in amortization expense for the three months ended July 31, 2026 is primarily driven by $45 million of accelerated amortization on certain intangible assets within the Cardiovascular Portfolio recognized in the prior year.
Restructuring Charges, Net For the three months ended July 31, 2026 and July 25, 2025, restructuring costs primarily consist of employee termination benefits, facility related and contract termination costs, and asset write-offs.
For additional information about our restructuring activities, refer to Note 5 to the condensed consolidated financial statements.
Certain Litigation Charges, Net We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges, net in the condensed consolidated statements of income. For additional information, refer to Note 16 to the condensed consolidated financial statements.
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
For the three months ended July 31, 2026, the change in other operating expense (income), net was largely driven by a reduction in income relating to our research and development funding arrangements, partially offset by the net impact of currency remeasurement and our hedging programs resulting in a net loss of $48 million as compared to a net loss of $62 million for the corresponding period in the prior fiscal year.
For additional information on the research and development funding arrangements, refer to Note 4 to our condensed consolidated financial statements. For additional information on the derivative gains and losses, refer to Note 8 to our condensed consolidated financial statements.
Other Non-Operating Expense (Income), Net Other non-operating expense (income), net includes the non-service component of net periodic pension and postretirement benefit cost, investment gains and losses, and interest income, which includes income on marketable debt securities, our global liquidity structures, and equity and other investments.
The increase in other non-operating expense (income), net was primarily driven by net gains on minority investments of $64 million as compared to net losses of $113 million for the corresponding period in the prior fiscal year, partially offset by a decrease of $17 million of interest income.
Interest Expense, Net Interest expense, net includes interest incurred on our outstanding borrowings, global liquidity structures, amortization of debt issuance costs and debt premiums or discounts, and amortization of amounts excluded from the effectiveness assessment of certain net investment and fair value hedges.
For the three months ended July 31, 2026, the increase in interest expense, net was not material.

INCOME TAXES

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Income tax provision	$289	$255
Income before income taxes	1,769	1,302
Effective tax rate	16.4%	19.6%

Non-GAAP income tax provision	$387	$354
Non-GAAP income before income taxes	2,257	1,987
Non-GAAP nominal tax rate	17.2%	17.8%

Difference between the effective tax rate and non-GAAP nominal tax rate	0.8%	(1.8)%
The Company's effective tax rate for the three months ended July 31, 2026 was 16.4%, as compared to 19.6% for the three months ended July 25, 2025. The decrease in the effective tax rate for the three months ended July 31, 2026 primarily relates to the release of reserves for uncertain tax positions on prior period intercompany transactions and year-over-year changes in operational results by jurisdiction.

Our non-GAAP nominal tax rate for the three months ended July 31, 2026 was 17.2%, as compared to 17.8% for the three months ended July 25, 2025, respectively. The decrease in our non-GAAP nominal tax rate for the three months ended July 31, 2026 primarily relates to year-over-year changes in operational results by jurisdiction. An increase in our non-GAAP nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 31, 2026 of approximately $23 million.

On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The impact for both the three months ended July 31, 2026 and July 25, 2025 was not material, nor does the Company expect the provisions of the Act to materially impact the remainder of fiscal year 2027 or beyond.
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
LIQUIDITY AND CAPITAL RESOURCES
We are currently in a strong financial position, and we believe our balance sheet and liquidity as of July 31, 2026, provide us with flexibility. We believe our cash, cash equivalents, and current investments, with our credit facility and related commercial paper programs, will satisfy our foreseeable operating needs.
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

Summary of Cash Flows
The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three months ended
(in millions)	July 31, 2026	July 25, 2025
Cash provided by (used in):
Operating activities	$1,793	$1,088
Investing activities	(1,619)	(719)
Financing activities	(343)	(1,381)
Effect of exchange rate changes on cash and cash equivalents	(89)	67
Net change in cash and cash equivalents	$(258)	$(945)
Operating Activities During the three months ended July 31, 2026, there was an increase of $705 million in net cash provided by operating activities as compared to the corresponding period in the prior fiscal year. The increase was primarily driven by an increase in cash collected from customers due to an increase in sales and decrease in cash paid for taxes and certain litigation payments, partially offset by an increase in cash paid to suppliers and other vendors.
Investing Activities During the three months ended July 31, 2026, there was an increase of $900 million in cash used in investing activities as compared to the corresponding period in the prior fiscal year. The increase was primarily driven by an increase in acquisitions of $1.2 billion, partially offset by net sales of investments of $109 million. The remaining change primarily relates to derivatives activity.
Financing Activities During the three months ended July 31, 2026, there was a decrease of $1.0 billion in net cash used in financing activities as compared to the corresponding period in the prior fiscal year.
The decrease was driven by a $1.3 billion change in debt year-over-year, with $812 million of cash inflows in fiscal year 2027 as compared to cash outflows of $513 million in fiscal year 2026. During the three months ended July 31, 2026, the Company had an increase of short-term borrowings of $812 million as compared to $649 million increase during the three months ended July 25, 2025. During the three months ended July 25, 2025, the Company also repaid at maturity €1.0 billion of Medtronic Luxco Senior Notes for $1.2 billion total consideration.
Partially offsetting the decrease in net cash used was an increase of $219 million in net share repurchases for the three months ended July 31, 2026. The remaining change primarily relates to derivative activity.
For additional information on financing arrangements, refer to Note 7 to the condensed consolidated financial statements.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. We primarily utilize unsecured senior debt obligations to meet our financing needs and, to a lesser extent, bank borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or through privately negotiated transactions.
Total debt at July 31, 2026 was $28.2 billion as compared to $28.0 billion at April 24, 2026. The increase in total debt was primarily driven by the increase in short-term borrowings, partially offset by the impact of foreign exchange rates on our foreign currency denominated debt.
We repurchase our ordinary shares on occasion as part of our focus on returning value to our shareholders. In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations. During the three months ended July 31, 2026, the Company repurchased a total of 3 million shares under this program at an average price of $81.56. At July 31, 2026, we had approximately $1.0 billion remaining under the share repurchase program authorized by our Board of Directors.
For more information on credit arrangements, refer to Note 7 to the condensed consolidated financial statements and Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
Liquidity
Our liquidity sources at July 31, 2026 included $1.7 billion of cash and cash equivalents and $7.1 billion of current investments. Additionally, we maintain commercial paper programs and a Credit Facility.

Our investments primarily include available-for-sale debt securities, including U.S. and non-U.S. government and agency securities, corporate debt securities, mortgage-backed securities, and other asset-backed securities. Refer to Note 6 to the condensed consolidated financial statements for additional information regarding fair value measurements.
We maintain multicurrency commercial paper programs for short-term financing, which allow us to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.5 billion. At July 31, 2026 and April 24, 2026, we had $450 million and no commercial paper outstanding, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit, as explained below.
We also have a $3.5 billion five-year syndicated credit facility (Credit Facility), which expires in December 2030. At each anniversary date of the Credit Facility we can request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper programs and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $1.0 billion at any time during the term of the agreement. At July 31, 2026 and April 24, 2026, no amounts were outstanding under the Credit Facility.
Interest rates on advances of our Credit Facility are determined by a pricing matrix based on our long-term debt ratings assigned by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody’s). Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. We are in compliance with all covenants related to the Credit Facility.
The following table is a summary of our S&P and Moody's long-term debt ratings and short-term debt ratings:

Agency Rating(1)
	July 31, 2026	April 24, 2026
Standard & Poor's Ratings Services
Long-term debt	A	A
Short-term debt	A-1	A-1

Moody's Investors Service
Long-term debt	A3	A3
Short-term debt	P-2	P-2
(1)Agency ratings are subject to change, and there may be no assurance that an agency will continue to provide ratings and/or maintain its current ratings. A security rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.
S&P and Moody's long-term debt ratings and short-term debt ratings at July 31, 2026 were unchanged as compared to the ratings at April 24, 2026. We do not expect the S&P and Moody's ratings to have a significant impact on our liquidity or future flexibility to access additional liquidity given our balance sheet, Credit Facility, and related commercial paper programs.
Contractual Obligations and Cash Requirements
We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, and/or cash flows. Refer to the Debt and Capital section above for changes in debt obligations, Note 16 for updates to guarantees and other commitments and contingencies, and Note 4 for updates to research and development funding arrangement obligations. There have been no other material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended April 24, 2026.
ACQUISITIONS AND DISPOSITIONS
Information regarding acquisitions and disposition activity is included in Note 4 to the condensed consolidated financial statements.
MiniMed Separation
In May 2025, the Company announced its intent to separate the Diabetes Business, with the intention to create a new independent, publicly traded company, MiniMed Group, Inc. On March 9, 2026, MiniMed completed an initial public offering. Due to the Company retaining a controlling financial interest, the condensed consolidated financial statements reflect the financial results of MiniMed. The Company plans to complete the separation of its Diabetes Business within this fiscal year.

Scientia Vascular Acquisition
On June 12, 2026, the Company closed on the acquisition of all outstanding shares of Scientia Vascular (Scientia) (a privately held company), for $681 million of total consideration transferred, including $123 million of contingent consideration. The acquisition will expand the Specialty Therapies division within the Neuroscience Portfolio through Scientia’s differentiated access products used to treat complex neurovascular conditions.
SPR Therapeutics, Inc. Acquisition
On July 16, 2026, the Company closed on the acquisition of all outstanding equity of SPR Therapeutics, Inc., a privately held medical technology company, for $654 million of total consideration transferred. The acquisition enhances the Neuromodulation division within the Neuroscience Portfolio with temporary peripheral nerve stimulation (PNS) technology, enabling earlier intervention for chronic pain sufferers.
CRITICAL ACCOUNTING ESTIMATES
We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
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
Our critical accounting estimates are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
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
As part of our annual impairment analysis in the third quarter of fiscal year 2026, we completed a quantitative impairment analysis of all of our reporting units to determine if their fair value was less than their carrying amount. Based on the quantitative test, the Medical Surgical reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 12%. As of July 31, 2026,

$19.7 billion of goodwill was allocated to the Medical Surgical reporting unit. The remaining reporting units' fair values materially exceeded their carrying values.
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
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements.
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
Guarantees of CIFSA Senior Notes
•Parent Company Guarantor – Medtronic plc
•Subsidiary Issuer – CIFSA
•Subsidiary Guarantors – Medtronic Luxco, Covidien Ltd., and Covidien Group Holdings Ltd. (CIFSA Subsidiary Guarantors)
The following tables present summarized financial information for the three months ended July 31, 2026 and summarized balance sheet information at July 31, 2026 and April 24, 2026 for the obligor groups of Medtronic and Medtronic Luxco Senior Notes, and CIFSA Senior Notes. The obligor group consists of the parent company guarantor, subsidiary issuer, and subsidiary guarantors for the applicable senior notes. The summarized financial information is presented after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

The summarized results of operations information for the three months ended July 31, 2026 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes(1)	CIFSA Senior Notes(2)
Net sales	$946	$—
Operating profit (loss)	(79)	(32)
Income (loss) before income taxes	(158)	(105)
Net loss attributable to Medtronic	(188)	(132)
The summarized balance sheet information at July 31, 2026 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes(1)	CIFSA Senior Notes(2)
Total current assets(3)	$21,243	$4,805
Total noncurrent assets(4)	13,881	6,778
Total current liabilities(5)	28,124	17,318
Total noncurrent liabilities(6)	35,350	23,671
Noncontrolling interests	618	618
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
(3)Includes receivables due from non-guarantor subsidiaries of $17.6 billion and $1.9 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(4)Includes loans receivable due from non-guarantor subsidiaries of $6.6 billion and $6.4 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(5)Includes payables due to non-guarantor subsidiaries of $23.3 billion and $14.3 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.
(6)Includes loans payable due to non-guarantor subsidiaries of $7.9 billion and $7.7 billion for Medtronic & Medtronic Luxco Senior Notes, and CIFSA Senior Notes, respectively.

The summarized balance sheet information at April 24, 2026 was as follows:

(in millions)	Medtronic & Medtronic Luxco Senior Notes(1)	CIFSA Senior Notes(2)
Total current assets(3)	$21,798	$4,640
Total noncurrent assets(4)	14,224	6,953
Total current liabilities(5)	26,263	16,216
Total noncurrent liabilities(6)	36,302	24,110
Noncontrolling interests	609	609
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other written reports of Medtronic plc, organized under the laws of Ireland (together with its consolidated subsidiaries, Medtronic, the Company, or we, us, or our), and oral statements made by or on behalf of the Company from time to time, may include “forward-looking” statements. In some cases, such statements may be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements, including those in this Quarterly Report, may include statements related to: our growth and growth strategies; our ability to drive long-term shareholder value; developments in the markets for our products, therapies and services and continued or future acceptance of such products, therapies and services; financial results and financial condition; product development, launches, and performance; integration of new technologies, such as artificial intelligence (AI) and data analytics; research and development strategy and the expected timing of research studies; United States (U.S.) Food and Drug Administration (U.S. FDA) and non-U.S. regulatory approvals; competitive strengths and market positioning, including changes in market share and demand; the potential or anticipated direct or indirect impact of public health crises, geopolitical conflicts, general economic conditions, or changing governmental executive actions and regulations (including relating to global trade policies, tariffs, enforcement priorities and compliance requirements) on our business, results of operations and/or financial condition; restructuring and cost-saving initiatives; intellectual property rights; litigation and tax matters; governmental proceedings and investigations; mergers, acquisitions, and divestitures, including integration and separation activities; accounting estimates; financing activities; ongoing contractual obligations; working capital adequacy; accounts receivable exposure; the value of our investments; our effective tax rate; our expected returns to shareholders; human capital management; reimbursement, pricing pressures, and changes in standards of care; and sales efforts.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
CURRENCY EXCHANGE RATE RISK
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 31, 2026 and April 24, 2026 was $18.8 billion and $20.3 billion, respectively. At July 31, 2026, these contracts were in a net unrealized gain position of $443 million. Additional information regarding our currency exchange rate derivative instruments is included in Note 8 to the condensed consolidated financial statements.
A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 31, 2026 and April 24, 2026 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $1.5 billion and $1.7 billion, respectively. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
INTEREST RATE RISK
We are subject to interest rate risk on our short-term investments and our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. Our debt portfolio at July 31, 2026 was comprised of debt predominantly denominated in U.S. dollars and Euros, which is primarily fixed rate debt. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities.
A sensitivity analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 50 basis point change in interest rates, as compared to interest rates at July 31, 2026 and April 24, 2026, indicates that the fair value of these instruments would correspondingly change by $92 million and $91 million, respectively.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity” section of the Management's Discussion and Analysis. For additional discussion of market risk, refer to Notes 6 and 8 to the condensed consolidated financial statements.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In accordance with Item 103 of Regulation S-K, we have adopted a $1 million disclosure threshold for proceedings under environmental laws to which a governmental authority is a party, as we believe matters under this threshold are not material to the Company. A discussion of the Company’s legal proceedings and other loss contingencies are described in Note 16 to the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2027:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program
4/25/2026-5/29/2026	502,144	$80.67	502,144	$1,143,229,337
5/30/2026-7/3/2026	1,246,200	80.54	1,246,200	1,042,857,247
7/4/2026-7/31/2026	1,017,165	83.24	1,017,165	958,184,382
Total	2,765,509	$81.56	2,765,509	$958,184,382
In March 2024, the Company's Board of Directors authorized the repurchase of $5.0 billion of the Company's ordinary shares. There is no specific time period associated with these repurchase authorizations.
Item 5. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended July 31, 2026, the following officer adopted a “Rule 10b5-1 trading arrangements” intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act as follows.
On July 16, 2026, Geoff Martha, Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading plan. The trading plan provides for the sale of up to 50,000 shares of the Company’s common stock starting as early as October 15, 2026, prior to the plan's termination date of November 30, 2026.
Securities Exchange Act Section 13(r) Disclosure
Medtronic has engaged in certain activities that it is required to disclose pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended. In particular, during the first quarter of fiscal year 2027, Medtronic engaged in certain regulatory activities involving Russia’s Federal Security Service (“FSB”) related to its medical devices that were expressly authorized by the U.S. Government under applicable economic sanctions regulations.
During the first quarter of fiscal year 2027 ending July 31, 2026, in the normal course of business and consistent with the Office of Foreign Assets Control ("OFAC") authorizations as in effect at the time, Medtronic Russia filed three notifications with the FSB, as required under local Russian law for the import of medical devices that make use of encryption functionality. This activity did not directly result in any revenues or profits for Medtronic. To the extent that notifications with the FSB remain permissible under U.S. law, Medtronic may decide to continue engaging in such activities for the limited purposes of complying with local law requirements in Russia.

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

	22	List of Senior Notes, Issuers and Guarantors.
	#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	#101.SCH	Inline XBRL Schema Document.
	#101.CAL	Inline XBRL Calculation Linkbase Document.
	#101.DEF	Inline XBRL Definition Linkbase Document.
	#101.LAB	Inline XBRL Label Linkbase Document.
	#101.PRE	Inline XBRL Presentation Linkbase Document.
	#104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Medtronic plc
(Registrant)

Date:	September 3, 2026	/s/ Denise L. Blomquist
Denise L. Blomquist
Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)